Form 10-K
period 1993-12-31
TOOTSIE ROLL INDUSTRIES INC
filed 1994-03-30
CIK 98677

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
/X/           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 1993
                                       OR

/ /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


           For the transition period from ___________ to _____________

                          Commission file number 1-1361

- ---------------------------------------------------------------------------

                          TOOTSIE ROLL INDUSTRIES, INC.
             (Exact name of Registrant as specified in its charter)

- ---------------------------------------------------------------------------

              Virginia                              22-1318955
          ---------------                         ---------------
     (State of other jurisdiction            (IRS Employer Identification No.)
      of Incorporation or organization)

                7401 South Cicero Avenue, Chicago, Illinois 60629
               (Address of principle executive offices)(ZIP Code)


                  Registrant's Telephone Number: (312) 838-3400
           Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
             Title of each class                  on which registered
          ------------------------           ----------------------------
          Common Stock - Par Value                New York Stock Exchange
             $.69-4/9 Per Share


           Securities registered pursuant to Section 12(g) of the Act:
               Class B Common Stock - Par Value $.69-4/9 Per Share
          ------------------------------------------------------------



          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


               Yes   X                            No
                  --------                          --------

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X
                            ------

     As of March 11, 1994, 7,078,671 shares of Common Stock par value $.69-4/9 per share were outstanding and the aggregate market value of the Common Stock (based upon the closing price of the stock on the New York Stock Exchange on such date) held by non-affiliates was approximately $295,638,000. As of March 11, 1994, 3,451,695 shares of Class B Common Stock, par value $.69-4/9 per share were outstanding. Class B Common Stock is not traded on any exchange, is restricted as to transfer or other disposition, but is convertible into Common Stock on a share-for-share basis. Upon such conversion, the resulting shares of Common Stock are freely transferable and publicly traded. Assuming all 3,451,695 shares of outstanding Class B Common Stock were converted into Common Stock, the aggregate market value of Common Stock held by non-affiliates on March 11, 1994 (based upon the closing price of the stock on the New York Stock Exchange on such date) would have been approximately $328,485,000.
Determination of stock ownership by non-affiliates was made solely for the purpose of this requirement, and the Registrant is not bound by these determinations for any other purpose.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Company's Annual Report to Shareholders for the year ended December 31, 1993 (the "1993 Report") are incorporated by reference in Parts I and II of this report.

2. Portions of the Company's Definitive Proxy Statement which will be distributed on or before April 30, 1994 in connection with the Company's 1994 Annual Meeting of Shareholders (the "1994 Proxy Statement") is incorporated by reference in Part III of this report.

                             Cover Page 2 of 2 pages

                                     PART I

ITEM 1.   BUSINESS.

               Tootsie Roll Industries, Inc. and its consolidated subsidiaries (the "Company") are engaged in the manufacture and sale of candy. This is the only industry segment in which the Company operates and is its only line of business. A majority of the Company's products are sold under the registered trademarks "Tootsie," "Tootsie Roll," or "Tootsie Pop." The principal product of the Company is the familiar "Tootsie Roll," a chocolate-flavored candy of a chewy consistency, which is sold in several sizes and which is also used as a center for other products in the line including "Tootsie Pops," a spherical fruit or chocolate-flavored shell of hard candy with a center of "Tootsie Roll" candy on a paper safety stick, and "Tootsie Pop Drops," a smaller sized version of the "Tootsie Pop" without the stick. The Company and its predecessors have manufactured the "Tootsie Roll" product to substantially the same formula and sold it under the same name for over 90 years. The Company's products also include "Tootsie Roll Flavor Rolls" and "Tootsie Frooties," multiflavored candies of chewy consistency.

               The Company also manufactures and sells molded candy drop products under the registered trademark "Mason" and "Tootsie," including "Mason Dots," and "Mason Crows."

               The Company's wholly owned subsidiary, Cella's Confections Inc., produces a chocolate covered cherry under the registered trademark "Cella's."

               In 1988, the Company acquired the Charms Company. This candy manufacturer produces lollipops, including bubble gum-filled lollipops, and hard candy. The majority of the Company's products are sold under the registered trademarks "Charms," "Blow-Pop," "Blue Razz," and "Zip-A-Dee-Doo-Da-Pops."

               On October 15, 1993, the Company acquired Cambridge Brands, Inc. which was the former Chocolate/Caramel Division of Warner Lambert. Cambridge Brands, Inc. produces various confectionery products under the registered trademarks "Junior Mint," "Charleston Chew," "Sugar Babies," "Sugar Daddy," and "Pom Poms."

               The Company's products are marketed in a variety of packages designed to be suitable for display and sale in different types of retail outlets and vending machines and fund-raising religious and charitable organizations. They are distributed through approximately 100 candy and grocery brokers and by the Company itself to approximately 15,000 customers throughout the

United States. These customers include wholesale distributors of candy and groceries, supermarkets, variety stores, chain grocers, drug chains, discount chains, cooperative grocery associations, warehouse and membership club stores, vending machine operators, and fund-raising religious and charitable organizations.

               The Company's principal markets are in the United States, Canada and Mexico. The Company's Mexican plant supplies a very small percentage of the products marketed in the United States and Canada.

               The Company has advertised nationally for many years. Although nearly all advertising media have been used at one time or another, at present most of the Company's advertising expenditures are for the airing of network and syndicated TV and cable and spot television on major markets throughout the country.

               The domestic candy business is highly competitive. The Company competes primarily with other manufacturers of bar candy and candy of the type sold in variety, grocery and convenience stores. Although accurate statistics are not available, the Company believes it is among the ten largest domestic manufacturers in this field. In the markets in which the Company competes, the main forms of competition comprise brand recognition as well as a fair price for our products at various retail price points.

               Sale of candy products may be influenced to some extent by discussions of and effect on dental health and weight.

               The Company did not have a material backlog of firm orders at the end of the calendar years 1993 or 1992.

               All raw materials used by the Company are readily obtainable from a number of suppliers at competitive prices. The average cost of most major raw materials remained relatively stable in 1993 compared to 1992. It is not possible to project future changes in the price of raw materials. The Company has engaged in hedging transactions in sugar and corn and may do so in the future if and when advisable. From time to time the Company changes the size of certain of its products, which are usually sold at standard retail prices, to reflect significant changes in raw material costs.

               The Company does not hold any material patents, licenses, franchises or concessions. The Company's major trademarks are registered in the United States and in many other countries. Continued trademark protection is of material importance to the Company's business as a whole.

               The Company does not expend significant amounts on research or development activities.

               Compliance with Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect on the capital expenditures, earnings or competitive position of the Company nor does the Company anticipate any such material effects from presently enacted or adopted regulations.

               The Company employs approximately 1,700  persons.

               The Company has found that its sales normally maintain a consistent level throughout the year except for a substantial upsurge in the third quarter which reflects sales in anticipation of Halloween. In anticipation of this high sales period, the Company generally begins its Halloween inventory build up in the second quarter of each year. The Company historically offers extended credit terms for sales made under Halloween sales programs. Each year, after Halloween receivables have been paid, the Company invests funds in various temporary cash investments.

               For a summary of sales, net earnings and assets of the Company by geographic area and additional information regarding the foreign subsidiaries of the Company, see Note 11 of the Notes to Consolidated Financial Statements on Page 15 of the Company's Annual Report to Shareholders for the year ended December 31, 1993 (the "1993 Report") and on Page 4 of the 1993 Report under the section entitled "International." Note 11 and the aforesaid section are incorporated herein by reference. Portions of the 1993 Report are filed as an exhibit to this report.

ITEM 2.   PROPERTIES.

               The Company owns its principal plant and offices which are located in Chicago, Illinois in a building consisting of approximately 2,200,000 square feet. The Company utilizes approximately 1,800,000 square feet for offices, manufacturing and warehousing facilities and leases, or has available to lease to third parties, approximately 400,000 square feet.

               In addition to owning the principal plant and warehousing facilities mentioned above, the Company leases manufacturing and warehousing facilities at a second location in Chicago which comprises 80,600 square feet. The lease is renewable by the Company every five years through June, 2011. The Company also periodically leases additional warehousing space at this second location as needed on a month to month basis.

               Cella's Confections, Inc., a subsidiary, owns a facility in New York City, containing approximately 43,000 square feet. This facility consists of manufacturing, warehousing and office space on three floors containing approximately 33,200 square feet with a below surface level of approximately 9,800 square feet.

               Charms Company, a subsidiary, owns a facility in Covington, Tennessee, containing approximately 267,000 square feet of manufacturing, warehousing and office space.

               Cambridge Brands, Inc., a subsidiary, owns a facility in Cambridge, Massachusetts, containing approximately 145,000 square feet. The facility consists of manufacturing, warehousing and office space on five floors.

               The Company also owns property and a plant with manufacturing, warehousing and office space in Mexico City, Mexico, consisting of approximately 57,000 square feet plus parking lot and yard area comprising approximately 25,000 square feet.

               The Company owns the production machinery and equipment located in the plants in Chicago, New York, Covington (Tennessee), Cambridge (Massachusetts) and Mexico City, except for approximately $7 million of equipment in Covington, Tennessee under an operating lease. The Company considers that all of its facilities are well maintained, in good operating condition and adequately insured.

ITEM 3.   LEGAL PROCEEDINGS.

               There are no material pending legal proceedings known to the Company to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               No matters were submitted to a vote of the Company's shareholders through the solicitation of proxies or otherwise during the fourth quarter of 1993.

ADDITIONAL
ITEM.          EXECUTIVE OFFICERS OF THE REGISTRANT.

               See the information on Executive Officers set forth in the table in Part III, Item 10, Page 6 of this report, which is incorporated herein by reference.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

          The Company's Common Shares are traded on the New York Stock Exchange.The Company's Class B Common Shares are subject to restrictions on transfer and no market exists for such shares. The Class B Common Shares are convertible at the option of the holder into Common Shares on a share for share basis. As of March 11, 1994, there were approximately 9,500 holders of record of Common and Class B Common Shares. For information on the market price of, and dividends paid with respect to, the Company's Common Shares, see the section entitled "1993-1992 Quarterly Summary of Tootsie Roll Industries, Inc. Stock Prices and Dividends" which appears on Page 16 of the 1993 Report.

This section is incorporated herein by reference and filed as an exhibit to this report.

ITEM 6.   SELECTED FINANCIAL DATA.

          See the section entitled "Five Year Summary of Earnings and Financial Highlights" which appears on Page 17 of the 1993 Report. This section is incorporated herein by reference and filed as an exhibit to this report.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          See the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Pages 5-7 of the 1993 Report. This section is incorporated herein by reference and filed as an exhibit of this report.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          The financial statements, together with the report thereon of Price Waterhouse dated February 17, 1994, appearing on Pages 8-15 of the 1993 Report and the Quarterly Financial Data on Page 16 of the 1993 Report are incorporated by reference in this report. With the exception of the aforementioned information and the information incorporated in Items 1, 5, 6 and 7, the 1993 Report is not to be deemed filed as part of this report.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                                     PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
          REGISTRANT.

          See the information with respect to the Directors of the Company which is set forth in the section entitled "Election of Directors" of the Company's Definitive Proxy Statement to be used in connection with the Company's 1994 Annual Meeting of Shareholders (the "1994 Proxy Statement"). Except for the last paragraph of this section relating to the compensation of Directors, this section is incorporated herein by reference. The 1994 Proxy Statement will be filed with the Securities and Exchange Commission on or before April 30, 1994.

          The following table sets forth the information with respect to the executive officers of the Company:



Name                          Position (1)                                 Age
- ----                          --------                                     ---

Melvin J. Gordon*             Chairman of the Board
                              and Chief Executive Officer        (2)       74

Ellen R. Gordon*              President and Chief
                              Operating Officer                  (2)       62

G. Howard Ember Jr.           Vice President/Finance                       41

John W. Newlin Jr.            Vice President/Manufacturing                 57

Thomas E. Corr                Vice President/Marketing and
                              Sales                                        45

James M. Hunt                 Vice President/Distribution                  51

                 *A member of the Board of Directors of the Company.

1)   Mr. and Mrs. Gordon and Messrs. Newlin and
     Corr have served in the positions set forth in the table as their principal occupations for more than the past five years. Mr. Ember has served in his position for the past three years, and in the seven years prior to that, has served the Company in the position of Treasurer and Assistant Vice President of Finance. Mr. Hunt has served in his position for the past year and in the fifteen years prior to that, has served the Company in the positions of Director of Distribution and Assistant Vice President of Distribution. Mr. and Mrs. Gordon have also served as President and Vice President, respectively, of HDI Investment Corp., a family investment company.

2) Melvin J. Gordon and Ellen R. Gordon are husband and wife.

ITEM 11.  EXECUTIVE COMPENSATION.

          See the information set forth in the section entitled "Executive Compensation and Other Information" of the Company's 1994 Proxy Statement. Except for the "Report on Executive Compensation" and "Performance Graph," this section of the 1994 Proxy Statement is incorporated herein by reference. See the last paragraph of the section entitled "Election of Directors" of the 1994 Proxy Statement, which paragraph is incorporated herein by reference. The 1994 Proxy Statement will be filed with the Securities and Exchange Commission on or before April 30, 1994.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
     AND MANAGEMENT.

          For information with respect to the beneficial ownership of the Company's Common and Class B Common shares by the beneficial owners of more than 5% of said shares and by the management of the Company, see the sections entitled "Ownership of Common Stock and Class B Common Stock by Certain Beneficial Owners" and "Ownership of Common Stock and Class B Common Stock by Management" of the 1994 Proxy Statement. These sections of the 1994 Proxy Statement are incorporated herein by reference. The 1994 Proxy Statement will be filed with the Securities and Exchange Commission on or before April 30, 1994.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          Daniel G. Ross, a director of the Company, is a member of the law firm of Becker, Ross, Stone, DeStefano & Klein, which has served as general counsel to the Company for many years.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

          (a)  Financial Statements.

          The following financial statements and schedules are filed as part of this report:

(1)  Financial Statements (filed herewith as part of Exhibit 13):

     Report of Independent Accountants

     Consolidated Statements of Earnings and
     Retained Earnings for the three years
     ended December 31, 1993

     Consolidated Statements of Cash Flows
     for the three years ended December 31,
     1993

     Consolidated Statements of Financial
     Position at December 31, 1993 and 1992

     Notes to Consolidated Financial
     Statements

(2)  Financial Statement Schedules:

     Report of Independent Accountants on
     Financial Statement Schedules

For the year ended December 31, 1993-

        I - Marketable Securities - Other Investments

For the three years ended December 31, 1993-

        V- Property, Plant and Equipment
       VI- Accumulated Depreciation and Amortization of
           Property, Plant and Equipment
     VIII- Valuation and Qualifying Accounts
       IX- Short-Term Borrowings
        X- Supplementary Income Statement Information

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)  Exhibits required by Item 601 of Regulation S-K:

     See Index to Exhibits which appears following
     Financial Schedule X.

     (b)  Reports on Form 8-K

     The Company filed a Report on Form 8-K dated October 15, 1993 and a Report on Form 8-K/A (Amendment No. 1) dated October 15, 1993, which described the acquisiton by the Company of the chocolate/caramel division of Warner-Lambert Company. The Report on Form 8-K/A filed the financial statements of the acquired company and unaudited pro forma financial statements of the Company.

     No other reports on Form 8-K were filed during the quarter ended December 31, 1993.

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Tootsie Roll Industries, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         TOOTSIE ROLL INDUSTRIES, INC.



                         By   S/ MELVIN J. GORDON
                         -------------------------------
                              Melvin J. Gordon, Chairman
                              of the Board of Directors
                              and Chief Executive Officer

                         Date:       March 28, 1994
                              -----------------------

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



S/MELVIN J. GORDON
- ------------------       Chairman of the Board
Melvin J. Gordon         of Directors and Chief
                         Executive Office
                         (principal executive
                         officer)                           March 28, 1994

S/ELLEN R. GORDON
- -----------------        Director, President,
Ellen R. Gordon          and Chief Operating
                         Officer                            March 28, 1994

S/DANIEL G. ROSS
- -----------------        Director                           March 28, 1994
Daniel G. Ross

- -------------------
Charles W. Seibert       Director                           March 28, 1994


S/WILLIAM TOURETZ
- -----------------        Director & Secretary
William Touretz                                             March 28, 1994

- --------------------
Lana Jane Lewis-Brent    Director
                                                            March 28, 1994

G.HOWARD EMBER JR.
- --------------------     Vice President, Finance
G. Howard Ember Jr.      (principal financial
                         officer and principal
                         accounting officer)                March 28, 1994

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULES




To the Directors and Shareholders of
 Tootsie Roll Industries, Inc.



          Our audit of the consolidated financial statements referred to in our report dated February 17, 1994 appearing on Page 15 of the 1993 Annual Report to Shareholders of Tootsie Roll Industries, Inc., (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 14(a) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated Financial Statements Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PRICE WATERHOUSE

PRICE WATERHOUSE
Chicago, Illinois
February 17, 1994

                              FINANCIAL SCHEDULES

                                 TOOTSIE ROLL INDUSTRIES, INC.
                                    AND SUBSIDIARY COMPANIES



                     SCHEDULE I - MARKETABLE SECURITIES - OTHER INVESTMENTS
                                      AT DECEMBER 31, 1993


   COL. A                 COL. B            COL. C          COL. D                COL. E
   ------                 ------            ------          ------                ------

                                                                              Amount at which
                             Number                                           each portfolio of
                            of shares                                         equity security
                            or units-                        Market           issues and each
                            principal                        value of         other security
Name of issuer and           amount                          each issue       issue carried in
 title of each              of bonds       Cost of           at balance       the balance
   issue                    and notes      each issue        sheet date             sheet
- ------------------          ---------      ----------        ----------        -------------

Unit Investment Trusts of
Preferred Stocks
- -------------------------

 Merrill Lynch
  CIF Stock PUT Fund #1         34,337      $ 8,279,886      $ 9,750,232            $ 8,279,886
  CIF Stock PUT Fund #2          6,331        1,996,546        2,004,267              1,996,546
  CIF Stock PUT Fund #3          2,559          843,721          810,128                843,721
  CIF Stock PUT Fund #6          1,001          129,429          132,982                129,429
                                             ----------       ----------              ---------
                                             11,249,582       12,697,609             11,249,582
                                             ----------       ----------              ---------



Tax - Free Commercial Paper
- ---------------------------


 Muniyield Quality IIB       2,000,000        1,994,972         2,000,000             1,994,972
 Nuveen Income #2th                100        5,000,000         5,000,000             5,000,000
 Nuveen Advtg  Ser  W               20        1,000,000         1,000,000             1,000,000
 Nuveen NY Select Qlty  Ser          9          450,522           450,000               450,522
 Intercapital Qlty  Ser  TH         50        2,504,985         2,500,000             2,504,985
 Intercapital Ser B                 40        2,000,000         2,000,000             2,000,000
 Blackrock Insured Ser 17           35        1,750,000         1,750,000             1,750,000
 Blackrock Insured Ser T28          60        3,000,000         3,000,000             3,000,000
 Utah HFA S/F Mtg Sen-A-       100,000          100,000           100,145               100,000
 Van Kempen Merritt Mun Tru         40        2,002,111         2,002,111             2,002,111
                                             ----------        ----------            ----------
                                             19,802,590        19,802,256            19,802,590
                                             ----------        ----------            ----------

                     SCHEDULE I - MARKETABLE SECURITIES - OTHER INVESTMENTS
                                      AT DECEMBER 31, 1993



   COL. A                 COL. B            COL. C           COL. D              COL. E

                                                                              Amount at which
                             Number                                           each portfolio of
                            of shares                                         equity security
                            or units-                         Market          issues and each
                            principal                        value of         other security
Name of issuer and           amount                          each issue       issue carried in
 title of each              of bonds        Cost of          at balance       the balance
   issue                    and notes       each issue       sheet date           sheet
- ------------------          ---------       ----------       ----------       ---------------

Municipal Bonds
- ---------------

 Jacksonville FL Elec         200,000         200,000           201,280              200,000
 Jacksonville FL Elec         300,000         316,573           321,300              316,573
 Jacksonville FL Ex         1,000,000       1,064,940         1,074,900            1,064,940
 Marion County FL Sch         500,000         500,000           501,450              500,000
 Intermountain Power          280,000         281,535           284,004              281,535
 Detroit MI Water             500,000         500,711           503,950              500,711
 Detroit MI Distr St          400,000         400,542           401,640              400,542
 Honolulu Hawaii City         260,000         264,466           267,410              264,466
 Arizona St Power Authority   200,000         201,818           203,600              201,818
 California Housing           200,000         201,353           202,560              201,353
 Nassau County                315,000         315,270           318,276              315,270
 Brunswick OH                 200,000         204,004           204,600              204,004
 Fort Myers FL                250,000         252,708           253,875              252,708
 Riverside County CA          500,000         515,129           516,150              515,129
 New Jersey State             370,000         371,457           376,105              371,457
 Maryland State County      1,080,000       1,080,000         1,091,772            1,080,000
 Warren County NJ             290,000         290,000           291,537              290,000
 Cambria County               665,000         665,000           669,256              665,000
 Harris County Tx             350,000         359,287           361,550              359,287
 MA Municipal Whsl Elec       200,000         200,092           201,040              200,092
 MA St Rfdg Ser C           2,000,000       2,000,909         2,006,200            2,000,909
 MA State Health & Ed         500,000         520,469           531,500              520,469
 Suffolk County NY            500,000         513,740           514,900              513,740
 Municipal Custodial              378         364,909           365,110              364,909
 NJ State Highway Auth      1,000,000       1,049,337         1,063,370            1,049,337
 Westmoreland Cnty PA       1,120,000       1,160,858         1,177,187            1,160,858
 Kansas City KS               500,000         519,432           523,160              519,432
                                           ----------        ----------           ----------
                                           14,314,539        14,427,682           14,314,539
                                           ----------        ----------           ----------


                     SCHEDULE I - MARKETABLE SECURITIES - OTHER INVESTMENTS
                                      AT DECEMBER 31, 1993



   COL. A                 COL. B            COL. C          COL. D               COL. E

                                                                              Amount at which
                               Number                                         each portfolio of
                              of shares                                       equity security
                              or units-                     Market            issues and each
                              principal                     value of          other security
Name of issuer and             amount                       each issue        issue carried in
 title of each                of bonds      Cost of         at balance        the balance
   issue                      and notes     each issue      sheet date             sheet
- ------------------            ---------     ----------      ----------        ----------------
Unit Investment Trusts of
Municipal Bonds

 MIT-PUT Ser 05                  10,430      4,312,443        4,962,906            4,312,443
 MIT-PUT Ser 01                   3,411        721,984          637,277              721,984
 MIT-PUT Ser 10               2,077,989      1,553,204        1,537,712            1,553,204
 MIT-PUT Ser 13                   3,094        411,935          378,550              411,935
 MIT-PUT Ser 04                     725         50,127           38,359               50,127
 US Leasing Intl Tax Ex       2,000,000         89,538           78,400               89,538
                                            ----------       ----------           ----------
                                             7,139,231        7,633,204            7,139,231
                                            ----------       ----------           ----------

Other

 Private Export Funding Corp.
Secured Note - Ser Y                         1,711,137        1,711,137            1,711,137
                                            ----------       ----------           ----------

                                                                                 $54,217,079
                                                                                  ----------

                                 TOOTSIE ROLL INDUSTRIES, INC.
                                   AND SUBSIDIARY COMPANIES

                          SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                     FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                     Balance at                         Retirements         Balance at
                     beginning          Additions            and              end of
 Classification       of year            at cost        Reclassifications      year
- ---------------      ----------         ---------       -----------------   ----------

 1993:
  Land               $   230,667      $ 4,000,000 (3)   $                 $  4,230,667
  Buildings            4,861,047       15,654,891 (4)     4,831,261 (6)     25,347,199
  Machinery and
   equipment          75,090,978       32,837,252 (5)      (242,869)       107,685,361
  Leasehold
   improvements        4,840,902                         (4,831,261)(6)          9,641
                     -----------       ----------        ----------        -----------
                     $85,023,594      $52,492,143       $  (242,869)      $137,272,868
                     -----------       ----------        ----------        -----------

 1992:
  Land               $   230,667      $                 $                 $    230,667
  Buildings            4,861,047                                             4,861,047
  Machinery and
   equipment          64,472,325       10,956,217 (2)      (337,564)        75,090,978 (2)
  Leasehold
   improvements        4,840,902                                             4,840,902
                     -----------       ----------        ----------        -----------

                     $74,404,941      $10,956,217       $  (337,564)      $ 85,023,594
                     -----------       ----------        ----------        -----------

 1991:
  Land               $   230,667      $                 $                 $    230,667
  Buildings            4,087,964          773,083 (1)                        4,861,047
  Machinery and
   equipment          58,815,077        5,840,866 (1)      (183,618)        64,472,325
  Leasehold
   improvements        4,840,902                                             4,840,902
                     -----------       ----------        ----------        -----------

                     $67,974,610      $ 6,613,949       $  (183,618)      $ 74,404,941
                     -----------       ----------        ----------        -----------

(1) Additions include $741,000 for buildings and $1,888,000 for machinery and equipment related to the step-up adjustment to assets acquired in connection with the 1988 acquisition of Charms Company recorded in the adoption of SFAS 109.

(2) Balance reduced by $1,554,468 leased equipment transferred to prepaid expenses.

(3) Additions include $2,500,000 from Cambridge Brands which was acquired in October, 1993 and $1,500,000 from Tootsie Roll building purchased in August, 1993.

(4) Additions include $5,000,000 from Cambridge Brands which was acquired in October, 1993 and $4,619,278 from Tootsie Roll building purchased in August, 1993.

(5) Additions include $17,000,000 from Cambridge Brands which was acquired in October, 1993 and $13,880,722 from Tootsie Roll building purchased in August, 1993.

(6) Reclassification resulting from Tootsie Roll building purchase in August, 1993.

                                 TOOTSIE ROLL INDUSTRIES, INC.
                                   AND SUBSIDIARY COMPANIES


                          SCHEDULE VI - ACCUMULATED DEPRECIATION AND
                         AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                     FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


                                        Additions
                     Balance at         charged to      Retirements         Balance at
                     beginning          costs and          and                end of
Classification        of year            expenses       Reclassifications      year
- --------------       ----------         ----------      -----------------   ----------

1993:
  Buildings          $   775,536      $   378,509      $   3,440,388 (2)   $  4,594,433
  Machinery and
   equipment          40,674,816        5,507,115           (208,800)        45,973,131
  Leasehold
   improvements        3,316,037          130,466         (3,440,388)(2)          6,115
                      ----------       ----------       ------------        -----------

                     $44,766,389      $ 6,016,090      $    (208,800)      $ 50,573,679
                      ----------       ----------       ------------        -----------

1992:
  Buildings          $   611,312      $   164,224      $                   $    775,536
  Machinery and
   equipment          36,589,841        4,394,383           (309,408)        40,674,816
  Leasehold
   improvements        3,185,087          130,950                             3,316,037
                      ----------       ----------       ------------        -----------

                     $40,386,240      $ 4,689,557      $    (309,408)      $ 44,766,389
                      ----------       ----------       ------------        -----------

1991:
  Buildings          $   426,549      $   184,763 (1)  $                   $    611,312
  Machinery and
   equipment          32,394,954        4,377,614 (1)       (182,727)        36,589,841
  Leasehold
   improvements        3,054,247          130,840                             3,185,087
                      ----------       ----------       ------------        -----------

                     $35,875,750      $ 4,693,217      $    (182,727)      $ 40,386,240
                      ----------       ----------       ------------        -----------

(1) Additions included $47,343 for buildings and $430,000 for machinery and equipment related to the step-up adjustment to assets acquired in connection with the 1988 acquisition of Charms
Company recorded in the adoption of SFAS 109.

(2) Reclassification resulting from Tootsie Roll building purchase in August, 1993.

                                 TOOTSIE ROLL INDUSTRIES, INC.
                                   AND SUBSIDIARY COMPANIES



                       SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                               DECEMBER 31, 1993, 1992 AND 1991


                                          Additions
                         Balance at       charged to                           Balance at
                         beginning        costs and                               end of
  Classification          of year         expenses        Deductions               year
  --------------         ----------       ----------      ----------           ----------

  1993:
   Reserve for bad
    debts               $ 1,110,000      $   894,790     $   169,790 (1)     $ 1,835,000
   Reserve for cash
    discounts               109,000        4,962,551       4,831,551 (2)         240,000
                         ----------       ----------      ----------          ----------
                        $ 1,219,000      $ 5,857,341     $ 5,001,341         $ 2,075,000
                         ----------       ----------      ----------          ----------
  1992:
   Reserve for bad
    debts               $   981,000      $   939,448     $   810,448 (1)     $ 1,110,000
   Reserve for cash
    discounts               118,000        4,557,058       4,566,058 (2)         109,000
                         ----------       ----------      ----------          ----------

                        $ 1,099,000      $ 5,496,506     $ 5,376,506         $ 1,219,000
                         ----------       ----------      ----------          ----------
  1991:
   Reserve for bad
    debts               $   576,000      $   739,211     $   334,211 (1)     $   981,000
   Reserve for cash
    discounts               172,000        3,497,649       3,551,649 (2)         118,000
                         ----------       ----------      ----------          ----------

                        $   748,000      $ 4,236,860     $ 3,885,860         $ 1,099,000
                         ----------       ----------      ----------          ----------

  (1)   Accounts receivable written off net of recoveries.

  (2)   Allowances to customers.

                          TOOTSIE ROLL INDUSTRIES, INC.
                            AND SUBSIDIARY COMPANIES




                      SCHEDULE  IX - SHORT-TERM BORROWINGS
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 and 1991



                                               Maximum         Average
  Category of                   Weighted       amount          amount
   aggregate        Balance      average     outstanding     outstanding
  short-term       at end of    interest     during  the     during  the
  borrowings         period       rate*         year            year
  ----------       ---------    --------     ------------    -----------

  1993:
    Notes payable
     to banks      $22,600,673    3.2%       $67,600,673    $12,490,782

  1992:
    Notes payable
     to banks      $   252,569    7.7%       $ 2,000,000    $   306,192

   1991:
    Notes payable
     to banks      $        --    5.8%       $ 1,493,294    $   998,019


   * Total interest expense as a percentage of average notes payable, calculated using sum of month-end balances divided by 12.

                             TOOTSIE ROLL INDUSTRIES, INC.
                               AND SUBSIDIARY COMPANIES



                           SCHEDULE X - SUPPLEMENTARY INCOME
                       STATEMENT INFORMATION FOR THE YEARS ENDED
                           DECEMBER 31, 1993, 1992 AND 1991




                                                             Charged to
                        Item                           costs and expenses
                        ----                           ------------------

         1993:
             Repairs and maintenance                      $ 4,914,712
             Depreciation and amortization                  8,814,188
             Advertising                                    4,902,292

         1992:
             Repairs and maintenance                      $ 5,174,373
             Depreciation and amortization                  6,070,891
             Advertising                                    4,876,510

         1991:
             Repairs and maintenance                      $ 4,048,986
             Depreciation and amortization                  5,202,442
             Advertising                                    4,069,583

                              INDEX TO EXHIBITS



          2.1 Asset Sale Agreement dated September 29, 1993 between Warner-Lambert Company and the Company, including a list of omitted exhibits and schedules. Incorporated by reference to Exhibit 2 to the Company's Report on Form 8-K dated October 15, 1993; Commission File No. 1-1361.

                    The Company hereby agrees to provide the Commission, upon request, copies of any omitted exhibits or schedules required by Item 601(b)(2) of Regulation S-K.

          3.1 Articles of Incorporation. Incorporated by reference to Exhibit 2.1 to Company's Registration Statement on Form 8-A dated February 29, 1988.

          3.1.1 Articles of Amendment of the Articles of Incorporation dated May 2, 1988. Incorporated by reference to
                         Exhibit 3.1.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1988; Commission File No. 1-1361.

          3.1.2 Articles of Amendment of the Articles of Incorporation dated May 7, 1990. Incorporated by reference to
                         Exhibit 3.1.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1990; Commission File No. 1-1361.

          3.2 By-Laws. Incorporated by reference to Exhibit 2.2 to Company's Registration Statement of Form 8-A dated February 29, 1988.

          3.3            Specimen Class B Common Stock Certificate.
                         Incorporated by reference to Exhibit 1.1 to Company's Registration Statement on Form 8-A dated February 29, 1988.

          10.5* Consultation Agreement between the Company and William Touretz dated December 21, 1979. Incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the year ended December 31, 1992; Commission File No. 1-1361.

          10.5.1* Modification Agreement between the Company and William Touretz dated as of December 5, 1984. Incorporated by reference to Exhibit 10.5.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1984; Commission File No. 1-1361.

          10.5.2* Modification Agreement between the Company and William Touretz dated as of December 13, 1985. Incorporated by reference to Exhibit 10.5.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1985; Commission File No. 1-1361.

          10.5.3* Modification Agreement between the Company and William Touretz dated as of December 17, 1986. Incorporated by reference to Exhibit 10.5.3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1986; Commission File No. 1-1361.

          10.8.1*        Excess Benefit Plan.  Incorporated by reference to
                         Exhibit 10.8.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1990; Commission File No. 1-1361.

          10.8.2*        Career Achievement Plan of the Company.

          10.17*         Family Security Agreement between the Company and G.
                         Howard Ember dated March 5, 1992. Incorporated by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-K for the year ended December 31, 1991; Commission File No. 1-1361.

          10.12* Split Dollar Agreements (Special Trust and Daughters Revocable Trust) between the Company and trustee of Trust dated July 10, 1993.

          10.18*         Family Security Agreement between the Company and John
                         W. Newlin dated October 30, 1986. Incorporated by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K for the year ended December 31, 1986; Commission File No. 1-1361.

          10.19* Family Security Agreement between the Company and Thomas E. Corr dated November 18, 1986. Incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K for the year ended December 31, 1986; Commission File No. 1-1361.

          10.20* Family Security Agreement between the Company and James M. Hunt dated August 26, 1993.

          13 The following items incorporated by reference herein from the Company's 1993 Annual Report to Shareholders for the year ended December 31, 1993 (the "1993 Report"), are filed as Exhibits to this report:

                          (i) Information under the section entitled
                              "International" set forth on Page 4 of the 1993 Report;

                         (ii) Information under the section entitled
                              "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth on Pages 5-7 of the 1993 Report;

                        (iii) Consolidated Statements of Earnings and
                              Retained Earnings for the three years ended
                              December 31, 1993 set forth on Page 8 of the 1993 Report;

                         (iv) Consolidated Statements of Financial Position at
                              December 31, 1993 and 1992 set forth on Pages 9-10 of the 1993 Report;

                          (v) Consolidated Statements of Cash Flow for the three
                              years ended December 31, 1993 set forth on Page 11 of the 1993 Report;

                         (vi) Notes to Consolidated Financial Statements set
                              forth on Pages 12-15 of the 1993 Report;

                        (vii) Report of Independent Accountants set forth
                              on Page 15 of the 1993 Report;

                       (viii) Quarterly Financial Data set forth on Page 16
                              of the 1993 Report;

                         (ix) Information under the section entitled "1993-1992
                              Quarterly Summary of Tootsie Roll Industries, Inc. Stock Prices and Dividends" set forth on Page 16 of the 1993 Report; and

                         (x) Information under the section entitled "Five Year Summary of Earnings and Financial Highlights" set forth on Page 17 of the 1993 Report.

          21             List of Subsidiaries of the Company.

- ------------------

          * Executive compensation plan or arrangement.