Form 10-Q
period 1994-04-02
TOOTSIE ROLL INDUSTRIES INC
filed 1994-04-28
CIK 98677

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  April 2, 1994    Commission File Number    1 - 1361



                      TOOTSIE ROLL INDUSTRIES, INC.


               (Exact name of registrant as specified in its charter)


                VIRGINIA                          22 - 1318955

     (State or other jurisdiction of         (I.R.S. Employer
      incorporation or organization)          Identification Number)


         7401 South Cicero Avenue
         Chicago, Illinois                          60629
     (Address of principal executive offices)     (Zip Code)


Registrant's telephone number, including area code     (312) 838 - 3400




                            None
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                                  Yes [X]   No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

               Class                              Outstanding
     Common Stock, $.69 4/9 par value             7,292,008
     Class B Common Stock, $.69 4/9 par value     3,555,701

                                    PART I - FINANCIAL INFORMATION
                            TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                             (UNAUDITED)

ASSETS                                       April 2       April 3              Dec. 31
 CURRENT ASSETS                                1994          1993                 1993
  Cash & Cash Equiv.                      $  7,076,593   $  1,930,248        $  1,985,809
  Marketable Securities                     45,810,891     84,431,959          54,217,079
  Accounts Receivable
   Less Allowances of
   $1,856,000,$1,581,000 & $2,075,000       24,104,898     13,585,991          20,656,006
  Inventories at Cost
   (Last-in,First-out):
  Finished Goods & Work in Process          26,300,333     23,611,207          17,186,423
  Raw Material & Supplies                   11,294,067     11,762,990          12,107,728
  Prepaid Expenses                           4,518,666      2,822,383           3,666,901
  Deferred Income Taxes                      2,094,000      1,992,000           2,094,000

   Total Current Assets                    121,199,448    140,136,778         111,913,946


 PROPERTY, PLANT & EQUIPMENT,
            (at Cost)
  Land                                       4,250,667        230,667           4,230,667
  Building                                  25,347,199      4,861,047          25,347,199
  Machinery & Equip.                       107,900,222     79,460,759         107,685,361
  Leasehold Impvts.                              5,641      4,840,902               9,641
                                           137,503,729     89,393,375         137,272,868
 Less-Accumulated Deprec.
  and Amortization                          52,230,589     46,067,539          50,573,679
                                            85,273,140     43,325,836          86,699,189


 OTHER ASSETS

  Intangibles                              100,697,927     44,882,343         101,374,501
  Miscellaneous Invest.                         90,977        107,169              90,977
  Misc. Other Assets                         3,786,750      5,837,293           3,861,219
                                           104,575,654     50,826,805         105,326,697

    Total Assets                          $311,048,242   $234,289,419        $303,939,832




LIABILITIES AND SHAREHOLDERS' EQUITY         April 2       April 3              Dec. 31
 CURRENT LIABILITIES                           1994           1993               1993
  Bank Loans Short Term                   $ 20,000,000   $         --        $22 600,673
  Accounts Payable                           6,840,051      5,358,308          6,259,252
  Dividends Payable                          1,153,426        943,810          1,025,428
  Accrued Liabilities                       17,112,955     13,414,888         17,918,747
  Fed. & State Income Taxes                  6,920,753      6,624,335          3,057,290
    Total Current Liabilities               52,027,185     26,341,341         50,861,390

 NON-CURRENT LIABILITIES

  E.T.I. Term Loan                          20,000,000             --         20,000,000
  Ind.Dev.Bonds Ser.1992                     7,500,000      7,500,000          7,500,000
  Post Retirement Benefits                   4,630,487      4,101,280          4,497,834
  Deferred Compensation                      2,494,603      2,940,850          2,373,454
  Deferred Fed.Inc.Taxes                     6,263,422      5,925,453          6,363,886
    Total Non-Current Liabilities           40,888,512     20,467,583         40,735,174

 SHAREHOLDERS' EQUITY

  Common Stk., $.69-4/9 par value-
   25,000,000 shares author.
   7,292,008, 7,044,098 & 7,068,561
   respectively, issued                      5,063,759      4,891,600          4,908,588
  Class B Common Stk $.69-4/9 par value-
   10,000,000 shares author.
   3,555,701, 3,489,478 & 3,465,015
   respectively issued                       2,469,171      2,423,182          2,406,194
  Capital in Excess of Par Value           132,997,160    111,108,198        111,108,198
  Retained Earnings                         80,373,345     70,903,247         96,646,704
  Cumulative Translation Adjustment         (2,770,890)    (1,845,732)        (2,726,416)
    Total Shareholders' Equity             218,132,545    187,480,495        212,343,268
    Total Liabilities and
      Shareholders' Equity                $311,048,242   $234,289,419       $303,939,832

                                        TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF
                                             EARNINGS AND RETAINED EARNINGS (NOTE 1)
                                                            (UNAUDITED)

                                                              13 Weeks Ended
                                                         April 2, 1994 & April 3, 1993
                                                                   1994            1993
NET SALES (Note 2)                                          $ 56,370,043   $ 50,016,955
Cost of goods sold                                            28,248,858     24,736,353

  Gross Margin                                                28,121,185     25,280,602

Operating Expenses:
 Marketing, Selling and Advertising                            9,272,937      8,391,471
 Distribution and Warehousing                                  4,110,656      3,780,765
 General and Administrative                                    3,051,475      3,129,243
 Goodwill amortization                                           676,575        312,927
                                                              17,111,643     15,614,406

  Earnings from Operations                                    11,009,542      9,666,196
Other Income (Expense) Net                                       358,610      1,186,764

  Earnings before Income Taxes                                11,368,152     10,852,960
Provision for Income Taxes                                     4,406,000      4,157,000
Net Earnings (Note 5)                                          6,962,152      6,695,960

Retained Earnings at beginning of period                      96,646,704     90,285,436
                                                             103,608,856     96,981,396
Deduct:
 Cash Dividends                                                1,000,709        767,168
 Stock Dividends - 3%                                         22,234,802     25,310,981
                                                              23,235,511     26,078,149
Retained Earnings at end of period                          $ 80,373,345   $ 70,903,247
   Net Earnings per Share (Note 3)                                  $ .64         $ .62
   Dividends Per Share *                                            $ .095        $ .075

Average Number of Shares Outstanding
 (Notes 3 & 4)                                                10,847,709     10,847,709

*Does not include 3% Stock Dividend to Shareholders of Record on 3/11/94 and 3/18/93.

                                      TOOTSIE ROLL INDUSTRIES, INC.
                                             AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)

                                                       13 Weeks Ended
                                             April 2, 1994  &  April 3, 1993
                                                 1994                1993
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings                                 $ 6,962,152         $ 6,695,960
Adjustments to reconcile net earnings to
 net cash provided by operating activities:
  Depreciation and amortization                2,893,329           1,614,077

  (Increase) decrease in assets:
   Accounts receivable                        (3,448,892)           (697,140)
   Inventories                                (8,300,249)        (10,528,591)
   Prepaid expenses and other assets            (851,765)            162,863

  Increase (decrease) in liabilities:
   Accounts payable and accrued liabilities     (224,993)            437,708
   Income taxes payable and deferred           3,762,999           3,444,227
   Postretirement health care and life
    insurance benefits                           132,653             125,507
   Other long term liabilities                   121,149             135,161
   Other                                         (44,474)                 --

Net cash used in operating activities          1,001,909           1,389,772

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                          (778,678)         (2,815,313)
  Investment purchases                        (5,748,525)         (1,636,942)
  Investment sales                            14,154,181           5,017,745

Net cash provided by investing activities      7,626,978             565,490

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment under lines of credit agreements  (2,600,673)                 --
  Dividends paid in cash                      (1,000,403)           (766,931)
  Other, net                                      62,973            (252,569)

Net cash provided by (used in)
 financing activities                         (3,538,103)         (1,019,500)

Increase (decrease) in cash equivalents        5,090,784             935,762
Cash and cash equivalents-beginning of year    1,985,809             994,486

Cash and cash equivalents end of quarter     $ 7,076,593         $ 1,930,248
Supplemental cash flow information:
  Income taxes paid                          $   460,000         $   472,000
  Interest paid                              $   693,000         $    60,000



               TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                APRIL 2, 1994
                                 (UNAUDITED)



Note 1 - Foregoing data has been prepared from the unaudited financial records of the Company and in the opinion of Management all adjustments necessary for a fair statement of the results for the interim period have been reflected.


Note 2 -  The Company's unshipped orders at April 2, 1994 amounted to
          $6,884,000.


Note 3 -  Based on Average Shares outstanding adjusted for Stock
          Dividends.


Note 4 - Includes 3% Stock Dividends distributed on April 22, 1994 and April 22, 1993.


Note 5 - Results of operations for the period ended April 2, 1994 are not necessarily indicative of results to be expected for the year to end December 31, 1994 because of the seasonal nature of the Company's operations. Historically, the Third Quarter has been the Company's largest Sales Quarter due to Halloween Sales.


Note 6 -  Form 8-K was not required to be filed during the First
          Quarter of 1994.


Note 7 -  Sales of unregistered Securities - None.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 THE CONSOLIDATED STATEMENTS OF EARNINGS


The following is Management's discussion of the Company's operating results and analysis of factors which have affected the accompanying Statement of Earnings:

NET SALES:
                                             First Quarter, 1994
                 First Quarter                         vs.
              1994          1993             First Quarter, 1993
          $56,370,043    $50,016,955              +12.7%

First Quarter 1994 net sales of $56,370,043, a record, were up 12.7% from the First Quarter 1993 net sales of $50,016,955. Sales rose principally as a result of the inclusion of the former Warner Lambert Chocolate/Caramel Division acquired in the fourth quarter of 1993. Excluding the former Warner Lambert Brands, sales would have decreased by approximately 2%. This decrease is largely due to general softness in the candy industry as well as the effects of consolidation in the warehouse club class of trade which particularly affected the Charm's brands.

First Quarter 1994 net sales of $56,370,043 were down from Fourth
Quarter 1993 net sales of $62,413,610. This is not considered unusual as the First Quarter of the year is normally the company's lowest quarter in sales.

COST OF SALES:
                                              Cost of Sales as a
            First Quarter                   Percentage of Net Sales
         1994           1993              1st Qtr. 1994  1st Qtr. 1993
     $28,248,858    $24,736,353                50.1%          49.5%

Cost of sales as a percentage of net sales increased slightly from 49.5% for the First Quarter of 1993 to 50.1% for the First Quarter of 1994. This increase reflects some changes in the sales mix of products, increases in certain raw material costs, and minor increases in overall manufacturing overhead costs, principally depreciation and equipment leasing.

NET EARNINGS:
                                            First Quarter, 1994
          First  Quarter                             vs.
         1994          1993                 First Quarter, 1993
     $6,962,152     $6,695,960                      +4.0%

First Quarter 1994 net earnings of $6,962,152 or $0.64 per share, a record, were up 4.0% from net earnings of $6,695,960 or $0.62 per share for the First Quarter of 1993. Net earnings increased principally as a result of a 14% increase in earnings from operations which is principally attributable to the additional profit contribution from the former Warner Lambert Chocolate/Caramel Division. As a percentage of sales these earnings for the First Quarter, decreased from 13.4% in 1993 to 12.4% in 1994. The aforementioned reflects lower investment income, net of interest expense, due to the purchase of the former Warner Lambert Chocolate/Caramel Division in the fourth quarter of 1993.

Net earnings for the First Quarter of 1994 of $6,962,152 decreased $58,352 or 0.8% from Fourth Quarter of 1993 net earnings of $7,020,504.

                       PART II  -  OTHER INFORMATION



                       TOOTSIE ROLL INDUSTRIES, INC
                         AND SUBSIDIARIES








                                -  NONE  -








                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   TOOTSIE ROLL INDUSTRIES, INC.



Date:  April 28, 1994              BY:
                                      Melvin J. Gordon
                                      Chairman of the Board



                                   BY:
                                      G. Howard Ember
                                      Vice President - Finance