Form 10-Q
period 1994-07-02
TOOTSIE ROLL INDUSTRIES INC
filed 1994-08-09
CIK 98677

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 Form 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended   July 2, 1994    Commission File Number    1 - 1361



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


                                                 Yes [X]   No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

               Class                              Outstanding
     Common Stock, $.69 4/9 par value             7,302,212
     Class B Common Stock, $.69 4/9 par value     3,545,497

                                    PART I - FINANCIAL INFORMATION
                            TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                             (UNAUDITED)

ASSETS                                             July 2         July 3         Dec. 31
 CURRENT ASSETS                                     1994           1993           1993
  Cash & Cash Equiv.                           $  4,772,098   $  1,919,756   $  1,985,809
  Marketable Securities                          41,387,678     74,991,507     54,217,079
  Accounts Receivable
   Less Allowances of
   $1,885,000,$1,629,000 & $2,075,000            25,673,195     13,434,852     20,656,006
  Inventories at Cost
   (Last-in,First-out):
  Finished Goods & Work in Process               31,300,487     30,314,558     17,186,423
  Raw Material & Supplies                        12,113,879     13,842,822     12,107,728
  Prepaid Expenses                                4,988,536      7,420,677      3,666,901
  Deferred Income Taxes                           2,094,000      1,992,000      2,094,000

   Total Current Assets                         122,329,873    143,916,172    111,913,946


 PROPERTY, PLANT & EQUIPMENT,
            (at Cost)
  Land                                            4,230,667       230,667       4,230,667
  Building                                       25,347,199     4,929,368      25,347,199
  Machinery & Equip.                            110,082,719    79,382,366     107,685,361
  Leasehold Impvts.                                   5,641     4,840,902           9,641
                                                139,666,226    89,383,303     137,272,868
 Less-Accumulated Deprec.
  and Amortization                               54,430,006    47,253,129      50,573,679
                                                 85,236,220    42,130,174      86,699,189


 OTHER ASSETS

  Intangibles                                   100,021,351     44,569,416    101,374,501
  Miscellaneous Invest.                              90,977        107,169         90,977
  Misc. Other Assets                              3,931,127      6,806,235      3,861,219
                                                104,043,455     51,482,820    105,326,697

    Total Assets                               $311,609,548   $237,529,166   $303,939,832


LIABILITIES AND SHAREHOLDERS' EQUITY               July 2        July 3          Dec. 31
 CURRENT LIABILITIES                                1994          1993             1993
  Bank Loans Short Term                        $ 20,000,000   $  3,557,088    $22,600,673
  Accounts Payable                                5,351,379      5,383,942      6,259,252
  Dividends Payable                               1,218,577      1,024,819      1,025,428
  Accrued Liabilities                            15,211,094     10,870,011     17,918,747
  Fed. & State Income Taxes                       4,076,730      2,686,073      3,057,290
    Total Current Liabilities                    45,857,780     23,521,933     50,861,390

 NON-CURRENT LIABILITIES

  E.T.I. Term Loan                               20,000,000             --     20,000,000
  Ind.Dev.Bonds Ser.1992                          7,500,000      7,500,000      7,500,000
  Post Retirement Benefits                        4,764,294      4,230,780      4,497,834
  Deferred Compensation                           2,691,704      3,250,041      2,373,454
  Deferred Fed.Inc.Taxes                          6,250,297      5,825,301      6,363,886
    Total Non-Current Liabilities                41,206,295     20,806,122     40,735,174

 SHAREHOLDERS' EQUITY

  Common Stk., $.69-4/9 par value-
   25,000,000 shares author.
   7,302,212, 7,054,125 & 7,068,561
   respectively, issued                           5,070,845      4,898,563      4,908,588
  Class B Common Stk $.69-4/9 par value-
   10,000,000 shares author.
   3,545,497, 3,479,451 & 3,465,015
   respectively issued                            2,462,085      2,416,219      2,406,194
  Capital in Excess of Par Value                132,997,160    111,108,198    111,108,198
  Retained Earnings                              87,039,699     77,247,559     96,646,704
  Cumulative Translation Adjustment              (3,024,316)    (2,469,428)    (2,726,416)
    Total Shareholders' Equity                  224,545,473    193,201,111    212,343,268
    Total Liabilities and
      Shareholders' Equity                     $311,609,548   $237,529,166   $303,939,832


                               TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF
                                  EARNINGS AND RETAINED EARNINGS (NOTE 1)
                                                (UNAUDITED)
                                                   13 Weeks Ended                     26 Weeks Ended
                                           July 2, 1994 &  July 3, 1993     July 2, 1994 &  July 3, 1993
                                               1994             1993            1994             1993
NET SALES (Note 2)                        $ 62,891,164     $ 53,923,098    $119,261,207     $103,940,053
Cost of goods sold                          31,585,579       26,691,400      59,834,437       51,427,753

  Gross Margin                              31,305,585       27,231,698      59,426,770       52,512,300

Operating Expenses:
 Marketing, Selling and Advertising         10,269,360        9,422,429      19,542,297       17,813,900
 Distribution and Warehousing                4,972,464        4,054,406       9,083,120        7,835,171
 General and Administrative                  3,097,977        2,933,865       6,149,452        6,063,108
 Goodwill amortization                         676,575          312,927       1,353,150          625,854
                                            19,016,376       16,723,627      36,128,019       32,338,033
  Earnings from Operations                  12,289,209       10,508,071      23,298,751       20,174,267
Other Income (Expense) Net                     538,393        1,326,950         897,003        2,513,714

  Earnings before Income Taxes              12,827,602       11,835,021      24,195,754       22,687,981
Provision for Income Taxes                   4,968,000        4,490,000       9,374,000        8,647,000
Net Earnings (Note 5)                        7,859,602        7,345,021      14,821,754       14,040,981

Retained Earnings at beginning of period    80,373,345       70,903,247      96,646,704       90,285,436
                                            88,232,947       78,248,268     111,468,458      104,326,417
Deduct:
 Cash Dividends                              1,193,248        1,000,709       2,193,957        1,767,877
 Stock Dividends - 3%                               --               --      22,234,802       25,310,981
                                             1,193,248        1,000,709      24,428,759       27,078,858
Retained Earnings at end of period        $ 87,039,699     $ 77,247,559    $ 87,039,699     $ 77,247,559
   Net Earnings per Share (Note 3)               $ .72            $ .68           $1.37            $1.29
   Dividends Per Share *                         $ .11            $ .095          $ .205           $ .17
Average Number of Shares Outstanding
 (Notes 3 & 4)                              10,847,709       10,847,709      10,847,709       10,847,709

*Does not include 3% Stock Dividend to Shareholders of Record on 3/11/94 and 3/18/93.

                                       TOOTSIE ROLL INDUSTRIES, INC.
                                              AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (UNAUDITED)
                                                      26 Weeks Ended
                                               July 2, 1994   &   July 3, 1993
                                                    1994               1993
   CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Earnings                                  $14,821,754      $14,040,981
   Adjustments to reconcile net earnings to
    net cash provided by operating activities:
     Depreciation and amortization                 5,853,913        3,234,710

    (Increase) decrease in assets:
      Accounts receivable                         (5,017,189)        (546,001)
      Inventories                                (14,120,215)     (19,311,774)
      Prepaid expenses and other assets           (1,483,800)      (3,880,963)

     Increase (decrease) in liabilities:
      Accounts payable and accrued liabilities    (3,615,526)      (2,081,535)
      Income taxes payable and deferred              905,851         (594,187)
      Postretirement health care and life
       insurance benefits                            266,460          255,007
      Other long term liabilities                    318,250          444,352
      Other                                         (297,900)        (623,696)

   Net cash used in operating activities          (2,368,402)      (9,063,106)


   CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                         (2,997,246)      (4,508,230)
     Investment purchases                        (30,180,887)      (7,602,360)
     Investment sales                             42,996,915       20,454,672

   Net cash provided by investing activities       9,818,782        8,344,082

   CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowing under lines of credit agreements           --        3,250,000
     Repayment under lines of credit agreements   (2,600,673)              --
     Dividends paid in cash                       (2,128,500)      (1,686,630)
     Other, net                                       65,082           80,924

   Net cash provided by (used in)
    financing activities                          (4,664,091)       1,644,294

   Increase in cash and cash equivalents           2,786,289          925,270
   Cash and cash equivalents-beginning of year     1,985,809          994,486

   Cash and cash equivalents end of quarter      $ 4,772,098      $ 1,919,756
   Supplemental cash flow information:
     Income taxes paid                           $ 6,060,000      $ 9,150,000

     Interest paid                               $ 1,105,000      $   156,000

           TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JULY 2, 1994
                            (UNAUDITED)



Note 1 - Foregoing data has been prepared from the unaudited financial records of the Company and in the opinion of Management all adjustments necessary for a fair statement of the results for the interim period have been reflected.


Note 2 -  The Company's unshipped orders at July 2, 1994 amounted to
          $32,025,000.


Note 3 -  Based on Average Shares outstanding adjusted for Stock
          Dividends.


Note 4 - Includes 3% Stock Dividends distributed on April 22, 1994 and April 22, 1993.


Note 5 - Results of operations for the period ended July 2, 1994 are not necessarily indicative of results to be expected for the year to end December 31, 1994 because of the seasonal nature of the Company's operations. Historically, the Third Quarter has been the Company's largest Sales Quarter due to Halloween Sales.


Note 6 -  Form 8-K was not required to be filed during the Second
          Quarter of 1994.


Note 7 -  Sales of unregistered Securities - None.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATION


NET SALES:
                                             Second Quarter, 1994
                Second Quarter                         vs.
              1994          1993             Second Quarter, 1993
          $62,891,164    $53,923,098              +16.6%


                                               First Half, 1994
                 First Half                            vs.
              1994          1993               First Half, 1993
          $119,261,207   $103,940,053             +14.7%


Second Quarter 1994 net sales of $62,891,164, a record, were up 16.6% from the Second Quarter 1993 net sales of $53,923,098.

First Half of 1994 net sales of $119,261,207 were up 14.7% from First Half of 1993 net sales of $103,940,053.

Second Quarter 1994 net sales of $62,891,164 were up 11.6% from First Quarter 1994 net sales of $56,370,043.

Record sales for the Second Quarter and First Half of 1994 were up principally as a result of the inclusion of the former Warner Lambert Chocolate/Caramel Division acquired in the fourth quarter of 1993. Excluding the former Warner Lambert Brands, sales would have decreased in the First Half by approximately 2%. This decrease is largely due to general softness in the candy industry as well as the effects of consolidation in the warehouse club class of trade which particularly affected the Charms' brands. However, some Tootsie Roll core products achieved sales increases in the Second Quarter and First Half compared to the prior year 1993 periods.


COST OF SALES:
                                              Cost of Sales as a
            Second Quarter                  Percentage of Net Sales
         1994           1993             2nd Qtr. 1994  2nd Qtr. 1993
     $31,585,579    $26,691,400                50.2%          49.5%

                                              Cost of Sales as a
              First Half                   Percentage of Net Sales
         1994           1993             1st Half 1994  1st Half 1993
     $59,834,437    $51,427,753                50.2%          49.5%

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 THE CONSOLIDATED STATEMENTS OF EARNINGS

Cost of sales as a percentage of net sales increased slightly from 49.5% for the Second Quarter of 1993 to 50.2% for the Second Quarter of 1994. First Half cost of sales also increased from 49.5% in 1993 to 50.2% for the same period in 1994. These increases reflect increases in certain raw material costs and a minor increase in overall manufacturing overhead costs, principally depreciation and equipment leasing.

NET EARNINGS:
                                            Second Quarter, 1994
         Second  Quarter                             vs.
         1994          1993                 Second Quarter, 1993
     $7,859,602     $ 7,345,021                     +7.0%

                                              First Half, 1994
           First Half                                vs.
         1994          1993                   First Half, 1993
     $14,821,754    $14,040,981                     +5.6%


Second Quarter 1994 net earnings of $7,859,602 or $.72 per share, a record, were up 7.0% from net earnings of $7,345,021 or $.68 per share for the Second Quarter of 1993. As a percentage of sales, net earnings for the Second Quarter decreased from 13.6% in 1993 to 12.5% in 1994; however, earnings from operations held steady at 19.5% of sales in the Second Quarter of 1993 and 1994.


First Half 1994 net earnings of $14,821,754 or $1.37 per share, also a new record, were up 5.6% from the prior year's First Half net earnings of $14,040,981 or $1.29 per share. Net earnings as a percentage of sales for the First Half declined from 13.5% in 1993 to 12.4% in 1994; however, earnings from operations increased from 19.4% in 1993 to 19.5% in 1994.

Net earnings for the Second Quarter of 1994 of $7,859,602 increased $897,450 or 12.9% from First Quarter of 1994 net earnings of $6,962,152, and earnings from operations increased by $1,279,667 or 11.6%.


The increase in net earnings principally results from higher earnings from operations, which on a comparative basis were up 17.0% for the Quarter and 15.5% for the First Half. These improved results are principally attributable to the additional profit contribution arising from the integration of the former Warner Lambert Chocolate/Caramel Division as well as the benefits of ongoing expense control programs. Net earnings as a percent of sales for the Quarter and First Half declined slightly reflecting anticipated lower investment income, net of interest expense, due to the purchase of the former Warner Lambert Chocolate/Caramel Division in the Fourth Quarter of 1993.

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



                                    TOOTSIE ROLL INDUSTRIES, INC.



Date:  August 2, 1994               BY:
                                       Melvin J. Gordon
                                       Chairman of the Board



                                    BY:
                                       G. Howard Ember
                                       Vice President - Finance