Form 10-Q
period 1994-10-01
TOOTSIE ROLL INDUSTRIES INC
filed 1994-11-04
CIK 98677

			     SECURITIES AND EXCHANGE COMMISSION
				  Washington, D.C.   20549


					 Form 10-Q

			  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
			    OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended   October 1, 1994     Commission File Number  1 - 1361



			       TOOTSIE ROLL INDUSTRIES, INC.
		      (Exact name of registrant as specified in its charter)


		      VIRGINIA                       22 - 1318955
	      (State or other jurisdiction of      (I.R.S. Employer
	       incorporation or organization)       Identification Number)


		   7401 South Cicero Avenue
		   Chicago, Illinois                       60629
	       (Address of principal executive offices)   (Zip Code)



Registrant's telephone number, including area code       312-838-3400


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

						  Yes  [X]   No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

		 Class                             Outstanding
     Common Stock, $.69 4/9 par value                7,304,163
     Class B Common Stock, $.69 4/9 par value        3,543,546

			     PART I - FINANCIAL INFORMATION
			TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
			 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
					  (UNAUDITED)

ASSETS                                         October 1     October 2        Dec. 31
 CURRENT ASSETS                                   1994          1993            1993
  Cash & Cash Equiv.                         $ 30,247,142   $  5,161,517   $  1,985,809
  Marketable Securities                        20,531,799     71,250,658     54,217,079
  Accounts Receivable
   Less Allowances of
   $2,738,000,$2,263,000 & $2,075,000          61,280,500     44,561,142     20,656,006
  Inventories at Cost
   (Last-in,First-out):
  Finished Goods & Work in Process             17,954,994     18,232,198     17,186,423
  Raw Material & Supplies                      11,051,436     10,576,866     12,107,728
  Prepaid Expenses                              4,180,915     10,085,841      3,666,901
  Deferred Income Taxes                         2,208,682      1,992,000      2,094,000

   Total Current Assets                       147,455,468    161,860,222    111,913,946


 PROPERTY, PLANT & EQUIPMENT,
	      (at Cost)
  Land                                          4,230,667      2,230,667      4,230,667
  Building                                     25,347,199     13,138,646     25,347,199
  Machinery & Equip.                          112,179,487     91,199,025    107,685,361
  Leasehold Impvts.                                 5,641      4,840,902          9,641
					      141,762,994    111,409,240    137,272,868
 Less-Accumulated Deprec.
  and Amortization                             56,522,400     48,597,162     50,573,679
					       85,240,594     62,812,078     86,699,189


 OTHER ASSETS

  Intangibles                                  99,344,777     44,247,488    101,374,501
  Miscellaneous Invest.                            90,977        107,169         90,977
  Misc. Other Assets                            6,947,148      8,677,668      3,861,219
					      106,382,902     53,032,325    105,326,697

    Total Assets                             $339,078,964   $277,704,625   $303,939,832




LIABILITIES AND SHAREHOLDERS' EQUITY           October 1      October 2        Dec. 31
 CURRENT LIABILITIES                              1994           1993           1993
  Bank Loans Short Term                      $ 20,436,148   $    303,656    $22,600,673
  Accounts Payable                              8,657,842      6,065,422      6,259,252
  Dividends Payable                             1,218,934      1,025,123      1,025,428
  Accrued Liabilities                          20,277,399     15,783,040     17,918,747
  Fed. & State Income Taxes                     8,275,205      8,153,405      3,057,290
    Total Current Liabilities                  58,865,528     31,330,646     50,861,390

 NON-CURRENT LIABILITIES

  E.T.I. Term Loan                             20,000,000     20,000,000     20,000,000
  Ind.Dev.Bonds Ser.1992                        7,500,000      7,500,000      7,500,000
  Post Retirement Benefits                      4,882,464      4,362,823      4,497,834
  Deferred Compensation                         2,871,550      2,065,672      2,373,454
  Deferred Fed.Inc.Taxes                        6,195,761      5,808,345      6,363,886
    Total Non-Current Liabilities              41,449,775     39,736,840     40,735,174

 SHAREHOLDERS' EQUITY

  Common Stk., $.69-4/9 par value-
   25,000,000 shares author.
   7,304,163, 7,062,474 & 7,068,561
   respectively, issued                         5,072,200      4,904,361       4,908,588
  Class B Common Stk $.69-4/9 par value-
   10,000,000 shares author.
   3,543,546, 3,471,102 & 3,465,015
   respectively issued                          2,460,730      2,410,421       2,406,194
  Capital in Excess of Par Value              132,997,160    111,108,198     111,108,198
  Retained Earnings                           101,232,905     90,626,909      96,646,704
  Cumulative Translation Adjustment            (2,999,334)    (2,412,750)     (2,726,416)
    Total Shareholders' Equity                238,763,661    206,637,139     212,343,268
    Total Liabilities and
      Shareholders' Equity                   $339,078,964   $277,704,625    $303,939,832

			     TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
					 CONSOLIDATED STATEMENTS OF
				  EARNINGS AND RETAINED EARNINGS (NOTE 1)
						(UNAUDITED)
						   13 Weeks Ended                     39 Weeks Ended
					   Oct. 1, 1994 &  Oct. 2, 1993     Oct. 1, 1994 &  Oct. 2, 1993
					       1994             1993            1994             1993
NET SALES (Note 2)                        $111,013,575     $ 93,239,055    $230,274,782     $197,179,108
Cost of goods sold                          59,818,297       47,920,587     119,652,734       99,348,340

  Gross Margin                              51,195,278       45,318,468     110,622,048       97,830,768

Operating Expenses:
 Marketing, Selling and Advertising         15,860,153       13,768,589      35,402,450       31,582,489
 Distribution and Warehousing                6,539,884        5,487,594      15,623,004       13,322,765
 General and Administrative                  3,365,960        2,958,748       9,515,412        9,021,856
 Goodwill amortization                         676,575          321,928       2,029,725          947,782
					    26,442,572       22,536,859      62,570,591       54,874,892
  Earnings from Operations                  24,752,706       22,781,609      48,051,457       42,955,876
Other Income (Expense) Net                      98,748        1,155,450         995,751        3,669,164

  Earnings before Income Taxes              24,851,454       23,937,059      49,047,208       46,625,040
Provision for Income Taxes                   9,465,000        9,557,000      18,839,000       18,204,000
Net Earnings (Note 5)                       15,386,454       14,380,059      30,208,208       28,421,040

Retained Earnings at beginning of period    87,039,699       77,247,559      96,646,704       90,285,436
					   102,426,153       91,627,618     126,854,912      118,706,476
Deduct:
 Cash Dividends                              1,193,248        1,000,709       3,387,205        2,768,586
 Stock Dividends - 3%                               --               --      22,234,802       25,310,981
					     1,193,248        1,000,709      25,622,007       28,079,567
Retained Earnings at end of period        $101,232,905     $ 90,626,909    $101,232,905     $ 90,626,909
   Net Earnings per Share (Note 3)               $1.42            $1.33           $2.78            $2.62
   Dividends Per Share *                         $ .11            $ .095          $ .315           $ .265
Average Number of Shares Outstanding
 (Notes 3 & 4)                              10,847,709       10,847,709      10,847,709       10,847,709

*Does not include 3% Stock Dividend to Shareholders of Record on 3/11/94 and 3/18/93.

			 TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
			    CONSOLIDATED STATEMENTS OF CASH FLOWS
					 (UNAUDITED)
							39 Weeks Ended
					       October 1, 1994 & October 2, 1993
						    1994               1993
   CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Earnings                                  $30,208,208      $28,421,040
   Adjustments to reconcile net earnings to
    net cash provided by operating activities:
     Depreciation and amortization                 8,710,542        6,203,880

    (Increase) decrease in assets:
      Accounts receivable                        (40,624,494)     (31,672,291)
      Inventories                                    287,721       (3,963,458)
      Prepaid expenses and other assets           (4,587,550)      (9,645,635)

     Increase (decrease) in liabilities:
      Accounts payable and accrued liabilities     4,757,242        3,512,974
      Income taxes payable and deferred            4,935,108        4,856,189
      Postretirement health care and life
       insurance benefits                            384,630          387,050
      Other long term liabilities                    498,096         (740,017)
      Other                                         (272,918)        (567,018)

   Net cash provided by
    (used in) operating activities                 4,296,585       (3,207,286)

   CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                         (5,094,014)     (26,578,437)
     Investment purchases                        (36,478,612)     (16,071,960)
     Investment sales                             70,958,208       32,634,259

   Net cash provided by
    (used in) investing activities                29,385,582      (10,016,138)

   CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowing under lines of credit agreements      436,148        3,250,000
     Repayment under lines of credit agreements   (2,600,673)      (3,250,000)
     Borrowing under note payable                         --       20,000,000
     Dividends paid in cash                       (3,321,391)      (2,687,036)
     Other, net                                       65,082           77,491

   Net cash provided by (used in)
    financing activities                          (5,420,834)      17,390,455

   Increase in cash and cash equivalents          28,261,333        4,167,031
   Cash and cash equivalents-beginning of year     1,985,809          994,486

   Cash and cash equivalents end of quarter      $30,247,142      $ 5,161,517
   Supplemental cash flow information:
     Income taxes paid                           $12,029,000      $13,251,000

     Interest paid                               $ 1,407,000      $   275,000

	   TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
	     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			  OCTOBER 1, 1994
			    (UNAUDITED)

Note 1 - Foregoing data has been prepared from the unaudited financial records of the Company and in the opinion of Management all adjustments necessary for a fair statement of the results for the interim period have been reflected. All adjustments were of a normal and recurring nature.


Note 2 - The Company's unshipped orders at October 1, 1994 amounted to $19,000,000.


Note 3    Based on Average Shares outstanding adjusted for Stock
	  Dividends.


Note 4 - Includes 3% Stock Dividends distributed on April 22, 1994 and April 22, 1993.


Note 5 - Results of operations for the period ended October 1, 1994 are not necessarily indicative of results to be expected for the year to end December 31, 1994 because of the seasonal nature of the Company's operations. Historically, the Third Quarter has been the Company's largest Sales Quarter due to Halloween Sales.


Note 6 -  Form 8-K was not required to be filed during the Third
	  Quarter of 1994.


Note 7 -  Sales of unregistered Securities - None.


Note 8 - As of January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which requires the Company to classify each of its debt and equity securities into one of three categories: held-to-maturity, available-for-sale or trading. The Company has concluded that its investments should be classified as held-to-maturity due to the existence of positive intent and ability to hold these securities to maturity. Accordingly, all investments have been measured at amortized cost in the statement of financial position.


	   A summary of the aggregate fair value, gross unrealized holding gains, gross unrealized losses and amortized cost basis by major security type is as follows:

								  October 1, 1994
					  Amortized         Fair                   Unrealized
					      Cost         Value              Gains         Losses
	  Unit Investment Trusts
	   of Preferred  Stocks         $  8,483,269     $ 9,274,931       $ 823,642      $ -31,980

	  Tax-Free Commercial Paper

	  Municipal Bonds                  5,292,555       5,291,709             767         -1,613

	  Unit Investment Trusts of
	   Municipal Bonds                 4,995,449       5,528,754         581,000        -47,695

	  Other
	   Private Export Funding
	   Securities                      1,760,526       1,760,526              --             --

					$ 20,531,799    $ 21,855,920     $ 1,405,409      $ -81,288


								October 2, 1993
					 Amortized          Fair                   Unrealized
					     Cost          Value              Gains         Losses
	  Unit Investment Trusts
	   of Preferred  Stocks         $ 11,901,172    $13,360,582        $1,480,770     $ -21,360

	  Tax-Free Commercial Paper       26,550,395     26,550,999             7,223        -6,619

	  Municipal Bonds                 21,969,068     22,144,230           176,192        -1,030

	  Unit Investment Trusts of
	   Municipal Bonds                 9,129,696      9,635,799           657,764      -151,661

	  Other
	   Private Export Funding
	   Securities                      1,700,327      1,700,327                --           --

					$ 71,250,658   $ 73,391,937        $ 2,321,949   $-180,670


							       December 31, 1993
					 Amortized          Fair                   Unrealized
					     Cost          Value              Gains         Losses
	  Unit Investment Trusts
	   of Preferred  Stocks         $ 11,249,582    $12,697,609        $1,481,620     $ -33,593

	  Tax-Free Commercial Paper       19,802,590     19,802,256             5,173        -5,507

	  Municipal Bonds                 14,314,539     14,427,682           113,143            --

	  Unit Investment Trusts of
	   Municipal Bonds                 7,139,231      7,633,204           650,463      -156,490

	  Other
	   Private Export Funding
	    Securities                     1,711,137      1,711,137                --            --

					$ 54,217,079   $ 56,271,888       $ 2,250,399     $-195,590

There were no sales of securities classified as held-to-maturity.  With the exception of the unit investment trusts, all securities are expected to mature within the succeeding twelve months.

		 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
		 THE CONSOLIDATED STATEMENTS OF EARNINGS


NET SALES:
					      Third Quarter, 1994
	    Third Quarter                             vs.
	 1994         1993                    Third Quarter, 1993
     $111,013,575  $ 93,239,055                    +19.1%

						Nine Months, 1994
	     Nine Months                              vs.
	 1994         1993                      Nine Months, 1993
     $230,274,782  $197,179,108                    +16.8%

Third Quarter 1994 net sales of $111,013,575, a record, were up 19.1% from Third Quarter 1993 net sales of $93,239,055.

Nine months of 1994 net sales of $230,274,782 were up 16.8% from nine months of 1993 net sales of $197,179,108.

Third Quarter 1994 net sales of $111,013,575 were up 76.5% from Second Quarter 1994 net sales of $62,891,164 because historically the third quarter includes pre-Halloween sales and is our largest quarterly sales period of the year.

Record sales for the Third Quarter and Nine Months of 1994 were up principally as a result of the inclusion of the former Warner-Lambert Chocolate and Caramel Brands acquired in the fourth quarter of 1993. In addition to the increases in sales from these recently acquired brands, some core Tootsie Roll products also experienced increases. Successful promotional programs including pre-Halloween sales programs, contributed to these record sales results.

COST OF SALES:

					      Cost of Sales as a
	    Third Quarter                   Percentage of Net Sales
	 1994         1993                3rd Qtr. 1994  3rd Qtr. 1993
     $59,818,297   $47,920,587                53.9%          51.4%



					      Cost of Sales as a
	     Nine Months                    Percentage of Net Sales
	 1994         1993                9 Months 1994  9 Months 1993
     $119,652,734  $99,348,340                52.0%          50.4%

		 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
		 THE CONSOLIDATED STATEMENTS OF EARNINGS   (Continued)




Cost of sales as a percentage of net sales increased from 51.4% for the Third Quarter of 1993 to 53.9% in the Third Quarter of 1994. Nine Months cost of sales also increased from 50.4% in 1993 to 52.0% for the same period in 1994. These increases reflect increases in certain raw material costs and changes in product mix as well as manufacturing overhead costs, principally depreciation and equipment leasing.

NET EARNINGS:

						  Third Quarter, 1994
	  Third  Quarter                                  vs.
	 1994          1993                       Third Quarter, 1993
     $15,386,454    $14,380,059                          +7.0%

						    Nine Months, 1994
	    Nine Months                                    vs.
	 1994          1993                         Nine Months, 1993
     $30,208,208    $28,421,040                          +6.3%



Third Quarter 1994 net earnings of $15,386,454 or $1.42 per share, a record, were up 7.0% from net earnings of $14,380,059 or $1.33 per share for the Third Quarter of 1993. As a percentage of sales, these earnings for the Third Quarter decreased from 15.4% in 1993 to 13.9% in 1994.

Nine Months 1994 net earnings of $30,208,208 or $2.78 per share, also a new record, were up 6.3% from the prior year's Nine Months net earnings of $28,421,040 or $2.62 per share. Net earnings as a percentage of net sales for the Nine Months declined from 14.4% in 1993 to 13.1% in 1994.

Net earnings for the Third Quarter of 1994 of $15,386,454 increased $7,526,852 or 95.8% from Second Quarter of 1994 net earnings of $7,859,602.

The increase in net earnings principally results from higher earnings from operations, which on a comparative basis were up 8.7% for the Quarter and 11.9% for the Nine Months. These improved results are principally attributable to the additional profit contribution arising from the integration of the former Warner-Lambert division into the Company, as well as the benefits of ongoing expense control programs. Net earnings as a percentage of sales for the Quarter and Nine Months declined slightly reflecting anticipated lower investment income, net of interest expense, due to the purchase of the former Warner-Lambert Chocolate/Caramel Division in the Fourth Quarter of 1993.

		   PART II  -  OTHER INFORMATION


		      TOOTSIE ROLL INDUSTRIES, INC
			     AND SUBSIDIARIES



			       -  NONE  -



			      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



				    TOOTSIE ROLL INDUSTRIES, INC.



Date: November 3, 1994              BY:
				       Melvin J. Gordon
				       Chairman of the Board


				    BY:
				       G. Howard Ember
				       Vice President - Finance


Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

				TOOTSIE ROLL INDUSTRIES, INC.
				Registrant


				G. Howard Ember, Jr.
Date: November 3, 1994          G. Howard Ember, Jr.
				Principal Financial Officer

				Ellen R. Gordon
Date: November 3, 1994          Ellen R. Gordon
				Principal Executive Officer