Form 10-K405
period 1994-12-31
TOOTSIE ROLL INDUSTRIES INC
filed 1995-03-27
CIK 98677

- -------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 1994
                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



          For the transition period from ____________ to  _____________

                          Commission file number 1-1361

- -------------------------------------------------------------------------------
                          TOOTSIE ROLL INDUSTRIES, INC.
             (Exact name of Registrant as specified in its charter)
- -------------------------------------------------------------------------------


                  Virginia                                 22-1318955
     ---------------------------------       ----------------------------------
     (State of other jurisdiction            (IRS Employer Identification No.)
     of Incorporation or organization)

                7401 South Cicero Avenue, Chicago, Illinois 60629
               (Address of principal executive offices) (ZIP Code)


                 Registrant's Telephone Number:  (312) 838-3400
           Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
          Title of each class                             on which registered
     ------------------------------------------        -----------------------
     Common Stock - Par Value $.69-4/9 Per Share       New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
               Class B Common Stock - Par Value $.69-4/9 Per Share
               ---------------------------------------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         Yes     X           No
                              -------            -------
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     X
            -------
- -------------------------------------------------------------------------------

     As of March 10, 1995, 7,313,555 shares of Common Stock par value $.69-4/9 per share were outstanding and the aggregate market value of the Common Stock (based upon the closing price of the stock on the New York Stock Exchange on such date) held by non-affiliates was approximately $308,000,000. As of March 10, 1995, 3,530,908 shares of Class B Common Stock, par value $.69-4/9 per share were outstanding. Class B Common Stock is not traded on any exchange, is restricted as to transfer or other disposition, but is convertible into Common Stock on a share-for-share basis. Upon such conversion, the resulting shares of Common Stock are freely transferable and publicly traded. Assuming all 3,530,908 shares of outstanding Class B Common Stock were converted into Common Stock, the aggregate market value of Common Stock held by non-affiliates on March 10, 1995 (based upon the closing price of the stock on the New York Stock Exchange on such date) would have been approximately $365,000,000.
Determination of stock ownership by non-affiliates was made solely for the purpose of this requirement, and the Registrant is not bound by these determinations for any other purpose.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Company's Annual Report to Shareholders for the year ended December 31, 1994 (the "1994 Report") are incorporated by reference in Parts I and II of this report.

2. Portions of the Company's Definitive Proxy Statement which will be distributed on or before April 30, 1995 in connection with the Company's 1995 Annual Meeting of Shareholders (the "1995 Proxy Statement") is incorporated by reference in Part III of this report.


                             Cover Page 2 of 2 pages

                                     PART I

ITEM 1.   BUSINESS.

               Tootsie Roll Industries, Inc. and its consolidated subsidiaries (the "Company") are engaged in the manufacture and sale of candy. This is the only industry segment in which the Company operates and is its only line of business. A majority of the Company's products are sold under the registered trademarks "Tootsie," "Tootsie Roll," or "Tootsie Pop." The principal product of the Company is the familiar "Tootsie Roll," a chocolate-flavored candy of a chewy consistency, which is sold in several sizes and which is also used as a center for other products in the line including "Tootsie Pops," a spherical fruit or chocolate-flavored shell of hard candy with a center of "Tootsie Roll" candy on a paper safety stick. The Company and its predecessors have manufactured the "Tootsie Roll" product to substantially the same formula and sold it under the same name for almost 100 years. The Company's products also include "Tootsie Roll Flavor Rolls" and "Tootsie Frooties," multiflavored candies of chewy consistency.

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

               In 1993, the Company acquired Cambridge Brands, Inc. which was the former Chocolate/Caramel Division of Warner Lambert. Cambridge Brands, Inc. manufactures various confectionery products under the registered trademarks "Junior Mint," "Charleston Chew," "Sugar Babies," and "Sugar Daddy".

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

               The domestic candy business is highly competitive. The Company competes primarily with other manufacturers of bar candy and candy of the type sold in variety, grocery and convenience stores. Although accurate statistics are not available, the Company believes it is the sixth largest domestic manufacturer. In the markets in which the Company competes, the main forms of competition comprise brand recognition as well as a fair price for our products at various retail price points.

               Sale of candy products may be influenced to some extent by discussions of and effect on dental health and weight.

               The Company did not have a material backlog of firm orders at the end of the calendar years 1994 or 1993.

               All raw materials used by the Company are readily obtainable from a number of suppliers at competitive prices. The average cost of most major raw materials remained relatively stable in the first half of 1994. However, as a result of the capacity of packaging material suppliers coming under pressure during the second half of 1994 due to strong export demand for U.S. materials, prices for paper, board, foil and other materials increased dramatically. The Company was protected to some degree from these increases by having previously negotiated fixed price contracts for many of the materials. It is not possible to project future changes in the price of raw materials. The Company has engaged in hedging transactions in sugar, corn and other commodities and may do so in the future if and when advisable. From time to time the Company changes the size of certain of its products, which are usually sold at standard retail prices, to reflect significant changes in raw material costs.

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

               The Company has found that its sales normally maintain a consistent level throughout the year except for a substantial upsurge in the third quarter which reflects sales in anticipation of Halloween. In anticipation of this high sales period, the Company generally begins its Halloween inventory build up in the second quarter of each year. The Company historically offers extended credit terms for sales made under Halloween sales programs. Each year, after Halloween receivables have been collected, the Company invests funds in various temporary cash investments.

          Revenues from a major customer of the Company aggregated approximately 16.8%, 13.6% and 12.5% of total net sales during the years ended December 31, 1994, 1993 and 1992, respectively.

          For a summary of sales, net earnings and assets of the Company by geographic area and additional information regarding the foreign subsidiaries of the Company, see Note 11 of the Notes to Consolidated Financial Statements on Page 15 of the Company's Annual Report to Shareholders for the year ended December 31, 1994 (the "1994 Report") and on Page 4 of the 1994 Report under the section entitled "International." Note 11 and the aforesaid section are incorporated herein by reference. Portions of the 1994 Report are filed as an exhibit to this report.

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

               The Company owns the production machinery and equipment located in the plants in Chicago, New York, Covington (Tennessee), Cambridge (Massachusetts) and Mexico City, except for approximately $7 million of equipment in Covington, Tennessee, under an operating lease. The Company considers that all of its facilities are well maintained, in good operating condition and adequately insured.

ITEM 3.   LEGAL PROCEEDINGS.

               There are no material pending legal proceedings known to the Company to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               No matters were submitted to a vote of the Company's shareholders through the solicitation of proxies or otherwise during the fourth quarter of 1994.

ADDITIONAL
ITEM.          EXECUTIVE OFFICERS OF THE REGISTRANT.

               See the information on Executive Officers set forth in the table in Part III, Item 10, Page 6 of this report, which is incorporated herein by reference.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

          The Company's Common Shares are traded on the New York Stock Exchange. The Company's Class B Common Shares are subject to restrictions on transfer and no market exists for such shares. The Class B Common Shares are convertible at the option of the holder into Common Shares on a share for share basis. As of March 10, 1995, there were approximately 9,500 holders of record of Common and Class B Common Shares. For information on the market price of, and dividends paid with respect to, the Company's Common Shares, see the section entitled "1994-1993 Quarterly Summary of Tootsie Roll Industries, Inc. Stock Price and Dividends Per Share" which appears on Page 16 of the 1994 Report. This section is incorporated herein by reference and filed as an exhibit to this report.

ITEM 6.   SELECTED FINANCIAL DATA.

          See the section entitled "Five Year Summary of Earnings and Financial Highlights" which appears on Page 17 of the 1994 Report. This section is incorporated herein by reference and filed as an exhibit to this report.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          See the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Pages 5-7 of the 1994 Report. This section is incorporated herein by reference and filed as an exhibit to this report.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          The financial statements, together with the report thereon of Price Waterhouse LLP dated February 15, 1995, appearing on Pages 8-15 of the 1994 Report and the Quarterly Financial Data on Page 16 of the 1994 Report are incorporated by reference in this report. With the exception of the aforementioned information and the information incorporated in Items 1, 5, 6 and 7, the 1994 Report is not to be deemed filed as part of this report.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          See the information with respect to the Directors of the Company which is set forth in the section entitled "Election of Directors" of the Company's Definitive Proxy Statement to be used in connection with the Company's 1995 Annual Meeting of Shareholders (the "1995 Proxy Statement"). Except for the last paragraph of this section relating to the compensation of Directors, this section is incorporated herein by reference. The 1995 Proxy Statement will be filed with the Securities and Exchange Commission on or before April 30, 1995.

          The following table sets forth the information with respect to the executive officers of the Company:

NAME                     POSITION (1)                        AGE
- ----                     ------------                        ---
Melvin J. Gordon*        Chairman of the Board
                         and Chief Executive Officer (2)     75

Ellen R. Gordon*         President and Chief
                         Operating Officer           (2)     63

G. Howard Ember Jr.      Vice President/Finance              42

John W. Newlin Jr.       Vice President/Manufacturing        58

Thomas E. Corr           Vice President/Marketing and
                         Sales                               46

James M. Hunt            Vice President/Distribution         52

     *A member of the Board of Directors of the Company.

1) Mr. and Mrs. Gordon and Messrs. Newlin and Corr have served in the positions set forth in the table as their principal occupations for more than the past five years. Mr. Ember has served in his position for the past four years, and in the seven years prior to that, has served the Company in the position of Treasurer and Assistant Vice President of Finance. Mr. Hunt has served in his position for the past two years and in the fifteen years prior to that, has served the Company in the positions of Director of Distribution and Assistant Vice President of Distribution. Mr. and Mrs. Gordon have also served as President and Vice President, respectively, of HDI Investment Corp., a family investment company.


2)   Melvin J. Gordon and Ellen R. Gordon are husband and wife.

ITEM 11.  EXECUTIVE COMPENSATION.

          See the information set forth in the section entitled "Executive Compensation and Other Information" of the Company's 1995 Proxy Statement. Except for the "Report on Executive Compensation" and "Performance Graph," this section of the 1995 Proxy Statement is incorporated herein by reference. See the last paragraph of the section entitled "Election of Directors" of the 1995 Proxy Statement, which paragraph is incorporated herein by reference. The 1995 Proxy Statement will be filed with the Securities and Exchange Commission on or before April 30, 1995.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT.

          For information with respect to the beneficial ownership of the Company's Common Shares and Class B Common Shares by the beneficial owners of more than 5% of said shares and by the management of the Company, see the sections entitled "Ownership of Common Stock and Class B Common Stock by Certain Beneficial Owners" and "Ownership of Common Stock and Class B Common Stock by Management" of the 1995 Proxy Statement. These sections of the 1995 Proxy Statement are incorporated herein by reference. The 1995 Proxy Statement will be filed with the Securities and Exchange Commission on or before April 30, 1995.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          Daniel G. Ross, a director of the Company through May 1994, is a member of the law firm of Becker, Ross, Stone, DeStefano & Klein, which has served as general counsel to the Company for many years. Mr. Ross retired as of the 1994 annual meeting of shareholders in May 1994.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

          (a)  Financial Statements.

          The following financial statements and schedules are filed as part of this report:

(1)  Financial Statements (filed herewith as part of Exhibit 13):

     Report of Independent Accountants

     Consolidated Statements of Earnings and
     Retained Earnings for the three years
     ended December 31, 1994

     Consolidated Statements of Cash Flows
     for the three years ended December 31,
     1994

     Consolidated Statements of Financial
     Position at December 31, 1994 and 1993


     Notes to Consolidated Financial
     Statements

(2)  Financial Statement Schedule:

     Report of Independent Accountants on
     Financial Statement Schedules

     Valuation and Qualifying Accounts for the three years ended December 31, 1994

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)  Exhibits required by Item 601 of Regulation S-K:

     See Index to Exhibits which appears following
     Financial Schedule X.

     No reports on Form 8-K were filed during the quarter ended
     December 31, 1994.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Tootsie Roll Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             TOOTSIE ROLL INDUSTRIES, INC.



                                             By /s/ MELVIN J. GORDON
                                                ----------------------------
                                                Melvin J. Gordon, Chairman
                                                  of the Board of Directors
                                                and Chief Executive Officer

                                             Date:        March 28, 1995
                                                   -------------------------

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ MELVIN J. GORDON     Chairman of the Board         March 28, 1995
- --------------------     of Directors and Chief
Melvin J. Gordon         Executive Office
                         (principal executive
                         officer)

/s/ ELLEN R. GORDON      Director, President,          March 28, 1995
- --------------------     and Chief Operating
Ellen R. Gordon          Officer

                         Director                      March 28, 1995
- --------------------
Charles W. Seibert

/s/ WILLIAM TOURETZ      Director & Secretary          March 28, 1995
- --------------------
William Touretz

                         Director                      March 28, 1995
- --------------------
Lana Jane Lewis-Brent

/s/ G.HOWARD EMBER JR    Vice President, Finance       March 28, 1995
- ---------------------    (principal financial
G. Howard Ember Jr.      officer and principal
                         accounting officer)

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and Shareholders of Tootsie Roll Industries, Inc.


          Our audits of the consolidated financial statements referred to in our report dated February 15, 1995 appearing on Page 15 of the 1994 Annual Report to Shareholders of Tootsie Roll Industries, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PRICE WATERHOUSE LLP
Chicago, Illinois
February 15, 1995

                               FINANCIAL SCHEDULE

                          TOOTSIE ROLL INDUSTRIES, INC.
                            AND SUBSIDIARY COMPANIES

                       SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                               DECEMBER 31, 1994, 1993 AND 1992

                                        Additions
                       Balance at       charged to                     Balance at
                       beginning        costs and                          end of
Classification          of year         expenses        Deductions           year
- --------------         ----------       ----------      ----------     ----------
1994:
 Reserve for bad
  debts              $ 1,835,000      $   350,935     $ 1,012,935 (1)  $ 1,173,000
 Reserve for cash
  discounts              240,000        5,972,711       5,919,711 (2)      293,000
                      ----------        ----------     ----------       ----------
                     $ 2,075,000      $ 6,323,646     $ 6,932,646      $ 1,466,000
                      ----------        ----------     ----------       ----------

1993:
 Reserve for bad
  debts              $ 1,110,000      $   894,790     $   169,790 (1)  $ 1,835,000
 Reserve for cash
  discounts              109,000        4,962,551       4,831,551 (2)      240,000
                      ----------        ----------     ----------       ----------
                     $ 1,219,000      $ 5,857,341     $ 5,001,341      $ 2,075,000
                      ----------        ----------     ----------       ----------

1992:
 Reserve for bad
  debts              $   981,000      $   939,448     $   810,448 (1)  $ 1,110,000
 Reserve for cash
  discounts              118,000        4,557,058       4,566,058 (2)      109,000
                      ----------        ----------     ----------       ----------
                     $ 1,099,000      $ 5,496,506     $ 5,376,506      $ 1,219,000
                      ----------        ----------     ----------       ----------

  (1)   Accounts receivable written off net of recoveries and exchange rate movements.

  (2)   Allowances to customers.

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

            10.8.2*            Career Achievement Plan of the Company.
                               Incorporated by reference to Exhibit 10.8.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993; Commission File No. 1-1361.

            10.12* Split Dollar Agreements (Special Trust and Daughters Revocable Trust) between the Company and trustee of Trust dated July 10, 1993. Incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993; Commission File No. 1-1361.

            10.21* Executive Split Dollar Insurance and Collateral Assignment Agreement between the Company and
                               G. Howard Ember Jr. dated July 30, 1994.

            10.22* Executive Split Dollar Insurance and Collateral Assignment Agreement between the Company and John W. Newlin dated July 30, 1994.

             10.23* Executive Split Dollar Insurance and Collateral Assignment Agreement between the Company and Thomas E. Corr dated July 30, 1994.

             10.24* Executive Split Dollar Insurance and Collateral Assignment Agreement between the Company and James Hunt dated July 30, 1994.

             13 The following items incorporated by reference herein from the Company's 1994 Annual Report to Shareholders for the year ended December 31, 1994 (the "1994 Report"), are filed as Exhibits to this report:

                       (i) Information under the section entitled "International" set forth on Page 4 of the 1994 Report;

                       (ii) Information under the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth on Pages 5-7 of the 1994 Report;

                       (iii) Consolidated Statements of Earnings and Retained Earnings for the three years ended December 31, 1994 set forth on Page 8 of the 1994 Report;

                       (iv) Consolidated Statements of Financial Position at December 31, 1994 and 1993 set forth on Pages 9-10 of the 1994 Report;

                       (v) Consolidated Statements of Cash Flow for the three years ended December 31, 1994 set forth on Page 11 of the 1994 Report;

                       (vi) Notes to Consolidated Financial Statements set forth on Pages 12-15 of the 1994 Report;

                       (vii) Report of Independent Accountants set forth on Page 15 of the 1994 Report;

                       (viii) Quarterly Financial Data set forth on Page 16 of
                              the 1994 Report;

                       (ix) Information under the section entitled "1994-1993 Quarterly Summary of Tootsie Roll Industries, Inc. Stock Prices and Dividends" set forth on Page 16 of the 1994 Report; and

                       (x) Information under the section entitled "Five Year Summary of Earnings and Financial Highlights" set forth on Page 17 of the 1994 Report.

          21             List of Subsidiaries of the Company.


- -----------------------------
     *Executive compensation plan or arrangement.