Form 10-Q
period 1995-04-01
TOOTSIE ROLL INDUSTRIES INC
filed 1995-05-10
CIK 98677

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 Form 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  April 1, 1995   Commission File Number   1 - 1361



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

                                                  Yes  X           No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

               Class                              Outstanding
     Common Stock, $.69 4/9 par value               7,535,142
     Class B Common Stock, $.69 4/9 par value       3,636,190

                                PART I - FINANCIAL INFORMATION
                        TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                            (UNAUDITED)
ASSETS                                          April 1       April 2         Dec. 31
 CURRENT ASSETS                                   1995          1994             1994
  Cash & Cash Equiv.                        $ 22,411,874    $  7,076,593   $ 16,508,659
  Marketable Securities                       40,130,450      45,810,891     45,860,983
  Accounts Receivable
   Less Allowances of
   $1,476,000,$1,856,000 & $1,466,000         22,606,310      24,104,898     22,086,591
  Inventories at Cost
   (Last-in,First-out):
  Finished Goods & Work in Process            23,582,547      26,300,333     16,704,078
  Raw Material & Supplies                     14,647,277      11,294,067     12,464,240
  Prepaid Expenses                             3,077,542       4,518,666      3,094,273
  Deferred Income Taxes                        2,455,583       2,094,000      2,168,000

   Total Current Assets                      128,911,583     121,199,448    118,886,824


 PROPERTY, PLANT & EQUIPMENT,
(at Cost)
  Land                                         6,936,880       4,250,667      6,671,973
  Building                                    27,249,111      25,347,199     26,981,822
  Machinery & Equip.                         109,437,699     107,900,222    109,438,484
  Leasehold Impvts.                                5,641           5,641          5,641
                                             143,629,331     137,503,729    143,097,920
 Less-Accumulated Deprec.
  and Amortization                            59,146,475      52,230,589     57,449,897
                                              84,482,856      85,273,140     85,648,023



 OTHER ASSETS

  Intangibles                                 97,991,627     100,697,927     98,668,201
  Miscellaneous Invest.                           52,535          90,977         90,977
  Misc. Other Assets                           6,836,845       3,786,750      6,788,773
                                             104,881,007     104,575,654    105,547,951

    Total Assets                            $318,275,446    $311,048,242   $310,082,798


LIABILITIES AND SHAREHOLDERS' EQUITY            April 1       April 2         Dec. 31
 CURRENT LIABILITIES                              1995           1994           1994
  Bank Loans Short Term                     $          --     $ 20,000,000  $         --
  Accounts Payable                              6,303,796        6,840,051     6,124,104
  Dividends Payable                             1,333,885        1,153,426     1,219,291
  Accrued Liabilities                          16,426,836       17,112,955    17,045,884
  Fed. & State Income Taxes                     6,452,654        6,920,753     1,871,858
    Total Current Liabilities                  30,517,171       52,027,185    26,261,137

 NON-CURRENT LIABILITIES

  E.T.I. Term Loan                             20,000,000       20,000,000    20,000,000
  Ind.Dev.Bonds Ser.1992                        7,500,000        7,500,000     7,500,000
  Post Retirement Benefits                      5,096,401        4,630,487     4,992,719
  Deferred Compensation                         3,296,721        2,494,603     3,151,564
  Deferred Fed.Inc.Taxes                        7,366,000        6,263,422     7,716,256
    Total Non-Current Liabilities              43,259,122       40,888,512    43,360,539

 SHAREHOLDERS' EQUITY

  Common Stk., $.69-4/9 par value-
   25,000,000 shares author.
   7,535,142, 7,292,008 & 7,305,999
   respectively, issued                         5,232,602        5,063,759     5,073,475
  Class B Common Stk $.69-4/9 par value-
   10,000,000 shares author.
   3,636,190, 3,555,701 & 3,541,710
   respectively issued                          2,525,067        2,469,171     2,459,455
  Capital in Excess of Par Value              153,929,275      132,997,160   132,997,160
  Retained Earnings                            92,616,954       80,373,345   107,762,823
  Cumulative Translation Adjustment            (9,804,745)      (2,770,890)   (7,831,791)
    Total Shareholders' Equity                244,499,153      218,132,545   240,461,122
    Total Liabilities and
      Shareholders' Equity                   $318,275,446     $311,048,242 $ 310,082,798

                                        TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF
                                             EARNINGS AND RETAINED EARNINGS (NOTE 1)
                                                            (UNAUDITED)
                                                                    13 Weeks Ended
                                                           April 1, 1995 & April 2, 1994
                                                                1995            1994
NET SALES (Note 2)                                          $ 60,269,205   $ 56,370,043
Cost of goods sold                                            30,702,860     28,248,858

  Gross Margin                                                29,566,345     28,121,185

Operating Expenses:
 Marketing, Selling and Advertising                            9,770,951      9,272,937
 Distribution and Warehousing                                  4,787,283      4,110,656
 General and Administrative                                    3,286,297      3,051,475
 Goodwill amortization                                           676,575        676,575
                                                              18,521,106     17,111,643

  Earnings from Operations                                    11,045,239     11,009,542
Other Income (Expense) Net                                       706,231        358,610

  Earnings before Income Taxes                                11,751,470     11,368,152
Provision for Income Taxes                                     4,433,000      4,406,000
Net Earnings (Note 5)                                          7,318,470      6,962,152

Retained Earnings at beginning of period                     107,762,823     96,646,704
                                                             115,081,293    103,608,856
Deduct:
 Cash Dividends                                                1,193,248      1,000,709
 Stock Dividends - 3%                                         21,271,091     22,234,802
                                                              22,464,339     23,235,511
Retained Earnings at end of period                          $ 92,616,954   $ 80,373,345
   Net Earnings per Share (Note 3)                                  $ .66          $ .62
   Dividends Per Share *                                            $ .11          $ .095

Average Number of Shares Outstanding
 (Notes 3 & 4)                                                11,171,332     11,171,332
*Does not include 3% Stock Dividend to Shareholders of Record on 3/10/95 and 3/11/94.

                        TOOTSIE ROLL INDUSTRIES, INC.
                              AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                                       13 Weeks Ended
                                             April 1, 1995  &  April 2, 1994
                                                 1995                1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings                                 $ 7,318,470         $ 6,962,152
Adjustments to reconcile net earnings to
 net cash provided by operating activities:
  Depreciation and amortization                2,332,863           2,893,329

  (Increase) decrease in assets:
   Accounts receivable                        (2,733,373)         (3,448,892)
   Inventories                                (8,858,292)         (8,300,249)
   Prepaid expenses and other assets              47,453            (851,765)

  Increase (decrease) in liabilities:
   Accounts payable and accrued liabilities     (431,464)           (224,993)
   Income taxes payable and deferred           3,972,551           3,762,999
   Postretirement health care and life
    insurance benefits                           103,682             132,653
   Other long term liabilities                   145,157             121,149
   Other                                              --             (44,474)

Net cash provided by operating activities      1,897,047           1,001,909

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                          (531,411)           (778,678)
  Investment purchases                        (4,760,586)         (5,748,525)
  Investment sales                            10,491,056          14,154,181

Net cash provided by investing activities      5,199,059           7,626,978

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment under lines of credit agreements          --          (2,600,673)
  Dividends paid in cash                      (1,192,891)         (1,000,403)
  Other, net                                          --              62,973

Net cash used in financing activities         (1,192,891)         (3,538,103)

Increase in cash and cash equivalents          5,903,215           5,090,784
Cash and cash equivalents-beginning of year   16,508,659           1,985,809

Cash and cash equivalents end of quarter     $22,411,874         $ 7,076,593
Supplemental cash flow information:
  Income taxes paid                          $   308,000         $   460,000
  Interest paid                              $   459,000         $   693,000

           TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 1, 1995
                              (UNAUDITED)



Note 1 Foregoing data has been prepared from the unaudited financial records of the Company and in the opinion of Management all adjustments necessary for a fair statement of the results for the interim period have been reflected.


Note 2    The Company's unshipped orders at April 1, 1995 amounted to
          $13,800,000.


Note 3    Based on Average Shares outstanding adjusted for Stock
          Dividends.


Note 4 Includes 3% Stock Dividends distributed on April 21, 1995 and April 22, 1994.


Note 5 Results of operations for the period ended April 1, 1995 are not necessarily indicative of results to be expected for the year to end December 31, 1995 because of the seasonal nature of the Company's operations. Historically, the Third Quarter has been the Company's largest Sales Quarter due to Halloween Sales.


Note 6    Form 8-K was not required to be filed during the First
          Quarter of 1995.


Note 7    Sales of unregistered Securities - None.


(PAGE>   7

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 THE CONSOLIDATED STATEMENTS OF EARNINGS


The following is Management's discussion of the Company's operating results and analysis of factors which have affected the accompanying Statement of Earnings:

NET SALES:
                                             First Quarter, 1995
                 First Quarter                         vs.
              1995          1994             First Quarter, 1994
          $60,269,205    $56,370,043                 +6.9%

First Quarter 1995 net sales of $60,269,205, a record, were up 6.9% from First Quarter 1994 net sales of $56,370,043. This net sales increase is principally attributable to volume increases. Sales rose primarily as a result of successful product line extensions, including Easter products, and successful promotional programs. Consolidated sales were adversely affected by the devaluation of the Mexican peso. Although Mexican peso sales were up significantly due to price increases and volume improvements, the translated U.S.
dollar sales in Mexico were substantially lower in 1995 compared to 1994 as a result of exchange rate changes.

First Quarter 1995 net sales of $60,269,205 were down from Fourth
Quarter 1994 net sales of $66,657,679. This is not considered unusual as the First Quarter of the year is normally the company's lowest quarter in sales and is consistent with the historical trend.

COST OF SALES:
                                              Cost of Sales as a
            First Quarter                   Percentage of Net Sales
         1995           1994              1st Qtr. 1995  1st Qtr. 1994
     $30,702,860     $28,248,858                50.9%          50.1%

Cost of sales as a percentage of net sales increased slightly from 50.1% for First Quarter 1994 to 50.9% for First Quarter 1995. This increase reflects increases in certain ingredients and packaging material costs and some changes in the sales mix of products.

NET EARNINGS:
                                            First Quarter, 1995
          First  Quarter                             vs.
         1995          1994                 First Quarter, 1994
     $7,318,470     $6,962,152                      +5.1%

First Quarter 1995 net earnings of $7,318,470 or $0.66 per share, a record, were up 5.1% from net earnings of $6,962,152 or $0.62 per share for the First Quarter 1994. The increase in net earnings reflects higher sales and increased net investment income. The increase in net investment income is principally due to an overall increase in cash equivalents and marketable securities, and reduced levels of debt outstanding.

In addition to the above, net earnings were aided by a slight reduction in the overall effective tax rate reflecting various state and federal tax benefits, including increased tax-exempt investment income.

First Quarter 1995 net earnings of $7,318,470 decreased $404,696 or 5.2% from Fourth Quarter of 1994 net earnings of $7,723,166, which reflects the lower level of sales in the First Quarter 1995 compared to the Fourth Quarter 1994. This is consistent with historical trends.

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



                                   TOOTSIE ROLL INDUSTRIES, INC.



Date:     May 10, 1995             BY:
                                      Melvin J. Gordon
                                      Chairman of the Board



                                    BY:
                                      G. Howard Ember
                                      Vice President - Finance

Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                TOOTSIE ROLL INDUSTRIES, INC.
                                Registrant


                                G. Howard Ember, Jr.
Date                            G. Howard Ember, Jr.
                                Principal Financial Officer

                                Ellen R. Gordon
Date                            Ellen R. Gordon
                                Principal Executive Officer