Form 10-Q
period 1995-07-01
TOOTSIE ROLL INDUSTRIES INC
filed 1995-08-08
CIK 98677

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 Form 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended   July 1, 1995    Commission File Number    1 - 1361


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


                                                  Yes  X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

               Class                              Outstanding
     Common Stock, $.69 4/9 par value             15,083,204
     Class B Common Stock, $.69 4/9 par value      7,259,460


                                PART I - FINANCIAL INFORMATION
                        TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                      (UNAUDITED)
ASSETS                                           July 1        July 2         Dec. 31
 CURRENT ASSETS                                   1995          1994             1994
  Cash & Cash Equiv.                        $ 31,226,163    $  4,772,098   $ 16,508,659
  Marketable Securities                       37,793,260      41,387,678     45,860,983
  Accounts Receivable
   Less Allowances of
   $1,613,000,$1,885,000 & $1,466,000         23,993,098      25,673,195     22,086,591
  Inventories at Cost
   (Last-in,First-out):
  Finished Goods & Work in Process            36,483,179      31,300,487     16,704,078
  Raw Material & Supplies                     13,903,265      12,113,879     12,464,240
  Prepaid Expenses                             3,054,662       4,988,536      3,094,273
  Deferred Income Taxes                        2,479,395       2,094,000      2,168,000

   Total Current Assets                      148,933,022     122,329,873    118,886,824


 PROPERTY, PLANT & EQUIPMENT,
(at Cost)
  Land                                         6,936,880       4,230,667      6,671,973
  Building                                    27,248,751      25,347,199     26,981,822
  Machinery & Equip.                         110,640,027     110,082,719    109,438,484
  Leasehold Impvts.                                5,641           5,641          5,641
                                             144,831,299     139,666,226    143,097,920
 Less-Accumulated Deprec.
  and Amortization                            61,091,319      54,430,006     57,449,897
                                              83,739,980      85,236,220     85,648,023



 OTHER ASSETS

  Intangibles                                 97,315,052     100,021,351     98,668,201
  Miscellaneous Invest.                           52,535          90,977         90,977
  Misc. Other Assets                           6,833,724       3,931,127      6,788,773
                                             104,201,311     104,043,455    105,547,951

    Total Assets                            $336,874,313    $311,609,548   $310,082,798
/TABLE


LIABILITIES AND SHAREHOLDERS' EQUITY             July 1        July 2         Dec. 31
 CURRENT LIABILITIES                              1995           1994           1994
  Bank Loans Short Term                     $   9,000,000     $ 20,000,000  $         --
  Accounts Payable                              7,373,663        5,351,379     6,124,104
  Dividends Payable                             1,423,193        1,218,577     1,219,291
  Accrued Liabilities                          17,124,566       15,211,094    17,045,884
  Fed. & State Income Taxes                     6,195,690        4,076,730     1,871,858
    Total Current Liabilities                  41,117,112       45,857,780    26,261,137

 NON-CURRENT LIABILITIES

  E.T.I. Term Loan                             20,000,000       20,000,000    20,000,000
  Ind.Dev.Bonds Ser.1992                        7,500,000        7,500,000     7,500,000
  Post Retirement Benefits                      5,196,365        4,764,294     4,992,719
  Deferred Compensation                         3,525,794        2,691,704     3,151,564
  Deferred Fed.Inc.Taxes                        7,366,000        6,250,297     7,716,256
    Total Non-Current Liabilities              43,588,159       41,206,295    43,360,539

 SHAREHOLDERS' EQUITY

  Common Stk., $.69-4/9 par value-
   25,000,000 shares author.
   15,083,204, 7,302,212 & 7,305,999
   respectively, issued                        10,474,308        5,070,845     5,073,475
  Class B Common Stk $.69-4/9 par value-
   10,000,000 shares author.
   7,259,460, 3,545,497 & 3,541,710
   respectively issued                          5,041,225        2,462,085     2,459,455
  Capital in Excess of Par Value              146,171,411      132,997,160   132,997,160
  Retained Earnings                            99,546,976       87,039,699   107,762,823
  Cumulative Translation Adjustment            (9,064,878)      (3,024,316)   (7,831,791)
    Total Shareholders' Equity                252,169,042      224,545,473   240,461,122
    Total Liabilities and
      Shareholders' Equity                   $336,874,313     $311,609,548 $ 310,082,798

                               TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF
                                  EARNINGS AND RETAINED EARNINGS (NOTE 1)
                                                (UNAUDITED)
<CAPTION:
                                                   13 Weeks Ended                     26 Weeks Ended
                                           July 1, 1995 &  July 2, 1994     July 1, 1995 &  July 2, 1994
                                               1995             1994            1995             1994
NET SALES (Note 2)                        $ 68,774,216     $ 62,891,164    $129,043,421     $119,261,207
Cost of goods sold                          35,718,429       31,585,579      66,421,289       59,834,437

  Gross Margin                              33,055,787       31,305,585      62,622,132       59,426,770

Operating Expenses:
 Marketing, Selling and Advertising         11,719,324       10,269,360      21,490,275       19,542,297
 Distribution and Warehousing                5,427,140        4,972,464      10,214,423        9,083,120
 General and Administrative                  3,244,118        3,097,977       6,530,415        6,149,452
 Goodwill amortization                         676,575          676,575       1,353,150        1,353,150
                                            21,067,157       19,016,376      39,588,263       36,128,019
  Earnings from Operations                  11,988,630       12,289,209      23,033,869       23,298,751
Other Income (Expense) Net                   1,115,827          538,393       1,822,058          897,003

  Earnings before Income Taxes              13,104,457       12,827,602      24,855,927       24,195,754
Provision for Income Taxes                   4,778,000        4,968,000       9,211,000        9,374,000
Net Earnings (Note 5)                        8,326,457        7,859,602      15,644,927       14,821,754

Retained Earnings at beginning of period    92,616,954       80,373,345     107,762,823       96,646,704
                                           100,943,411       88,232,947     123,407,750      111,468,458
Deduct:
 Cash Dividends                              1,396,435        1,193,248       2,589,683        2,193,957
 Stock Dividends - 3%                               --               --      21,271,091       22,234,802
                                             1,396,435        1,193,248      23,860,774       24,428,759
Retained Earnings at end of period        $ 99,546,976     $ 87,039,699    $ 99,546,976     $ 87,039,699
   Net Earnings per Share (Note 3)             $ .37            $ .35           $ .70            $ .66
   Dividends Per Share *                       $ .0625          $ .055          $ .1175          $ .1025
Average Number of Shares Outstanding
 (Notes 3 & 4)                              22,342,664       22,342,664      22,342,664       22,342,664

*Does not include 3% Stock Dividend to Shareholders of Record on 3/10/95 and 3/11/94 and has been restated for the 2 for 1 Stock Split to Shareholders of Record 6/22/95.


                                      TOOTSIE ROLL INDUSTRIES, INC.
                                             AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)

                                                        26 Weeks Ended
                                               July 1, 1995   &   July 2, 1994
                                                    1995               1994
   CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Earnings                                  $15,644,927      $14,821,754
   Adjustments to reconcile net earnings to
    net cash provided by operating activities:
     Depreciation and amortization                 4,916,995        5,853,913

    (Increase) decrease in assets:
      Accounts receivable                         (3,666,715)      (5,017,189)
      Inventories                                (20,647,175)     (14,120,215)
      Prepaid expenses and other assets              (51,062)      (1,483,800)

     Increase (decrease) in liabilities:
      Accounts payable and accrued liabilities     1,281,954       (3,615,526)
      Income taxes payable and deferred            3,664,638          905,851
      Postretirement health care and life
       insurance benefits                            203,646          266,460
      Other long term liabilities                    374,230          318,250
      Other                                               --         (297,900)

   Net cash provided by (used in)
     operating activities                          1,721,438       (2,368,402)


   CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                         (1,733,379)      (2,997,246)
     Investment purchases                        (14,853,613)     (30,180,887)
     Investment sales                             23,083,076       42,996,915

   Net cash provided by investing activities       6,496,084        9,818,782

   CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings net of repayments
      under lines of credit agreements             9,000,000       (2,600,673)
     Dividends paid in cash                       (2,500,018)      (2,128,500)
     Other, net                                           --           65,082

   Net cash provided by (used in)
    financing activities                           6,499,982       (4,664,091)

   Increase in cash and cash equivalents          14,717,504        2,786,289
   Cash and cash equivalents-beginning of year    16,508,659        1,985,809

   Cash and cash equivalents-end of quarter      $31,226,163      $ 4,772,098
   Supplemental cash flow information:
     Income taxes paid                           $ 5,356,000      $ 6,060,000

     Interest paid                               $   877,000      $ 1,105,000



           TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JULY 1, 1995
                            (UNAUDITED)



Note 1 - Foregoing data has been prepared from the unaudited financial records of the Company and in the opinion of Management all adjustments necessary for a fair statement of the results for the interim period have been reflected. All adjustments were of a normal and recurring nature.


Note 2 - The Company's unshipped orders at July 1, 1995 amounted to
         $22,000,000.


Note 3 - Based on Average Shares outstanding adjusted for Stock Dividends and the 2 for 1 Stock Split in 1995.


Note 4 - Includes 3% Stock Dividends distributed on April 21, 1995 and April 22, 1994 and the 2 for 1 Stock Split effective on
         July 11, 1995.


Note 5 - Results of operations for the period ended July 1, 1995 are not necessarily indicative of results to be expected for the year to end December 31, 1995 because of the seasonal nature of the Company's operations. Historically, the Third Quarter has been the Company's largest Sales Quarter due to Halloween Sales.


Note 6 - Form 8-K was not required to be filed during the Second Quarter of 1995.


Note 7 - Sales of unregistered Securities -  None.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATION


The following is Management's discussion of the Company's operating results and analysis of factors which have affected the accompanying Statement of Earnings:


NET SALES:
                                             Second Quarter, 1995
                 Second Quarter                        vs.
              1995          1994             Second Quarter, 1994
          $68,774,216    $62,891,164               +9.4%


                                               First Half, 1995
                 First Half                            vs.
              1995          1994               First Half, 1994
          $129,043,421    $119,261,207              +8.2%


Second Quarter 1995 net sales of $68,774,216, a record, were up 9.4% from the Second Quarter 1994 net sales of $62,891,164.

First Half of 1995 net sales of $129,043,421 were up 8.2% from First Half of 1994 net sales of $119,261,207.

Second Quarter 1995 net sales of $68,774,216 were up 14.1% from First
 Quarter 1995 net sales of $60,269,205.

Record sales for the Second Quarter and First Half of 1995 are principally attributable to volume increases. Sales rose primarily as a result of successful product line extensions and promotional programs. Consolidated sales were adversely affected by the devaluation of the Mexican peso. Although sales in Mexico increased significantly due to price increases and volume improvements, the translated U.S. dollar sales in Mexico were substantially lower in 1995 compared to 1994 as a result of exchange rate changes.

COST OF SALES:
                                              Cost of Sales as a
            Second Quarter                  Percentage of Net Sales
         1995           1994             2nd Qtr. 1995  2nd Qtr. 1994
     $35,718,429    $31,585,579                51.9%          50.2%

                                              Cost of Sales as a
              First Half                   Percentage of Net Sales
         1995           1994             1st Half 1995  1st Half 1994
     $66,421,289    $59,834,437                51.5%          50.2%

Cost of sales as a percentage of net sales increased from 50.2% for the Second Quarter of 1994 to 51.9% for the Second Quarter of 1995. First Half cost of sales also increased from 50.2% in 1994 to 51.5% for the same period in 1995. This increase reflects increases in certain ingredients and packaging material costs and some changes in the sales mix of products.

NET EARNINGS:
                                            Second Quarter, 1995
         Second  Quarter                             vs.
         1995          1994                 Second Quarter, 1994
     $8,326,457     $ 7,859,602                     +5.9%

                                              First Half, 1995
           First Half                                vs.
         1995          1994                   First Half, 1994
     $15,644,927    $14,821,754                     +5.6%


Second Quarter 1995 net earnings of $8,326,457 or $.37 per share, a record, were up 5.9% from net earnings of $7,859,602 or $.35 per share for the Second Quarter of 1994.


First Half 1995 net earnings of $15,644,927 or $.70 per share, also a new record, were up 5.6% from the prior year's First Half net earnings of $14,821,754 or $.66 per share.

Net earnings for the Second Quarter of 1995 of $8,326,457 increased $1,007,987 or 13.8% from First Quarter of 1995 net earnings of $7,318,470.


The increase in net earnings reflects higher sales and increased net investment income, due to an overall increase in cash equivalents and marketable securities, and reduced levels of debt outstanding.
Earnings increased in spite of increased ingredient and packaging costs.

In addition to the above, net earnings were aided by a slight reduction in the overall effective tax rate reflecting various federal, state and foreign tax benefits, including increased tax-exempt investment income.

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



                                    TOOTSIE ROLL INDUSTRIES, INC.



Date:  August 1, 1995               BY:
                                       Melvin J. Gordon
                                       Chairman of the Board



                                    BY:
                                       G. Howard Ember
                                       Vice President - Finance




Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                TOOTSIE ROLL INDUSTRIES, INC.
                                Registrant


                                G. Howard Ember, Jr.
Date: August 1, 1995            G. Howard Ember, Jr.
                                Principal Financial Officer

                                Ellen R. Gordon
Date: August 1, 1995            Ellen R. Gordon
                                Principal Executive Officer