Form 10-Q
period 1995-09-30
TOOTSIE ROLL INDUSTRIES INC
filed 1995-11-13
CIK 98677

                             SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C.   20549


                                         Form 10-Q

                          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                            OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended  September 30, 1995   Commission File Number  1 - 1361



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

                                                  Yes  X   No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                 Class                             Outstanding
     Common Stock, $.69 4/9 par value               15,095,659
     Class B Common Stock, $.69 4/9 par value        7,247,005

                                PART I - FINANCIAL INFORMATION
                        TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                                      (UNAUDITED)
ASSETS                                       September 30     October 1       Dec. 31
 CURRENT ASSETS                                   1995          1994             1994

  Cash & Cash Equiv.                        $ 29,088,252    $ 30,247,142   $ 16,508,659
  Marketable Securities                       37,851,060      20,531,799     45,860,983
  Accounts Receivable
   Less Allowances of
   $2,764,000,$2,738,000 & $1,466,000         64,271,180      61,280,500     22,086,591
  Inventories at Cost
   (Last-in,First-out):
  Finished Goods & Work in Process            19,966,604      17,954,994     16,704,078
  Raw Material & Supplies                     11,169,913      11,051,436     12,464,240
  Prepaid Expenses                             2,133,925       4,180,915      3,094,273
  Deferred Income Taxes                        2,473,557       2,208,682      2,168,000

   Total Current Assets                      166,954,491     147,455,468    118,886,824


 PROPERTY, PLANT & EQUIPMENT,
(at Cost)
  Land                                         6,955,770       4,230,667      6,671,973
  Building                                    27,281,178      25,347,199     26,981,822
  Machinery & Equip.                         111,665,781     112,179,487    109,438,484
  Leasehold Impvts.                                5,641           5,641          5,641
                                             145,908,370     141,762,994    143,097,920
 Less-Accumulated Deprec.
  and Amortization                            63,120,497      56,522,400     57,449,897
                                              82,787,873      85,240,594     85,648,023

 OTHER ASSETS

  Intangibles                                 96,638,477      99,344,777     98,668,201
  Miscellaneous Invest.                           52,535          90,977         90,977
  Misc. Other Assets                          10,737,240       6,947,148      6,788,773
                                             107,428,252     106,382,902    105,547,951

    Total Assets                            $357,170,616    $339,078,964   $310,082,798
/TABLE


LIABILITIES AND SHAREHOLDERS' EQUITY         September 30    October 1        Dec. 31
 CURRENT LIABILITIES                              1995           1994           1994
  Bank Loans Short Term                     $          --     $ 20,436,148  $         --
  E.T.I. Term Loan                             20,000,000               --            --
  Accounts Payable                              8,603,221        8,657,842     6,124,104
  Dividends Payable                             1,423,604        1,218,934     1,219,291
  Accrued Liabilities                          24,452,689       20,277,399    17,045,884
  Fed. & State Income Taxes                    11,910,384        8,275,205     1,871,858
    Total Current Liabilities                  66,389,898       58,865,528    26,261,137

 NON-CURRENT LIABILITIES

  E.T.I. Term Loan                                     --       20,000,000    20,000,000
  Ind.Dev.Bonds Ser.1992                        7,500,000        7,500,000     7,500,000
  Post Retirement Benefits                      5,279,061        4,882,464     4,992,719
  Deferred Compensation                         3,755,075        2,871,550     3,151,564
  Deferred Fed.Inc.Taxes                        7,366,000        6,195,761     7,716,256
    Total Non-Current Liabilities              23,900,136       41,449,775    43,360,539

 SHAREHOLDERS' EQUITY

  Common Stk., $.69-4/9 par value-
   25,000,000 shares author.
   15,095,659, 7,304,163 & 7,305,999
   respectively, issued                        10,482,957        5,072,200     5,073,475
  Class B Common Stk $.69-4/9 par value-
   10,000,000 shares author.
   7,247,005, 3,543,546 & 3,541,710
   respectively issued                          5,032,576        2,460,730     2,459,455
  Capital in Excess of Par Value              146,171,411      132,997,160   132,997,160
  Retained Earnings                           114,382,977      101,232,905   107,762,823
  Cumulative Translation Adjustment            (9,189,339)      (2,999,334)   (7,831,791)
    Total Shareholders' Equity                266,880,582      238,763,661   240,461,122
    Total Liabilities and
      Shareholders' Equity                   $357,170,616     $339,078,964 $ 310,082,798

/TABLE

                               TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF
                                  EARNINGS AND RETAINED EARNINGS (NOTE 1)
                                                (UNAUDITED)
                                                   13 Weeks Ended                     39 Weeks Ended
                                           Sept. 30, 1995 & Oct. 1, 1994    Sept 30, 1995 & Oct. 1, 1994
                                               1995             1994            1995             1994
NET SALES (Note 2)                        $116,471,443     $111,013,575    $245,514,864     $230,274,782
Cost of goods sold                          63,954,938       59,818,297     130,376,227      119,652,734
  Gross Margin                              52,516,505       51,195,278     115,138,637      110,622,048

Operating Expenses:
 Marketing, Selling and Advertising         15,844,568       15,860,153      37,334,843       35,402,450
 Distribution and Warehousing                7,508,843        6,539,884      17,723,266       15,623,004
 General and Administrative                  3,411,320        3,365,960       9,941,735        9,515,412
 Goodwill amortization                         676,575          676,575       2,029,725        2,029,725
                                            27,441,306       26,442,572      67,029,569       62,570,591
  Earnings from Operations                  25,075,199       24,752,706      48,109,068       48,051,457
Other Income (Expense) Net                     557,238           98,748       2,379,296          995,751

  Earnings before Income Taxes              25,632,437       24,851,454      50,488,364       49,047,208
Provision for Income Taxes                   9,400,000        9,465,000      18,611,000       18,839,000
Net Earnings (Note 5)                       16,232,437       15,386,454      31,877,364       30,208,208

Retained Earnings at beginning of period    99,546,976       87,039,699     107,762,823       96,646,704
                                           115,779,413      102,426,153     139,640,187      126,854,912
Deduct:
 Cash Dividends                              1,396,436        1,193,248       3,986,119        3,387,205
 Stock Dividends - 3%                               --               --      21,271,091       22,234,802
                                             1,396,436        1,193,248      25,257,210       25,622,007
Retained Earnings at end of period        $114,382,977     $101,232,905    $114,382,977     $101,232,905
   Net Earnings per Share (Note 3)               $ .73            $ .69           $1.43            $1.35
   Dividends Per Share *                         $ .0625          $ .055          $ .18            $ .1575
Average Number of Shares Outstanding
 (Notes 3 & 4)                              22,342,664       22,342,664      22,342,664       22,342,664

*Does not include 3% Stock Dividend to Shareholders of Record on 3/10/95 and 3/11/94 and has been restated
  for the 2 for 1 Stock Split to Shareholders of Record 6/22/95.
/TABLE

                                      TOOTSIE ROLL INDUSTRIES, INC.
                                             AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (UNAUDITED)
                                                        39 Weeks Ended
                                             September 30, 1995 & October 1, 1994
                                                    1995               1994
   CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Earnings                                  $31,877,364      $30,208,208
   Adjustments to reconcile net earnings to
    net cash provided by operating activities:
     Depreciation and amortization                 7,689,966        8,710,542

    (Increase) decrease in assets:
      Accounts receivable                        (41,634,505)     (40,624,494)
      Inventories                                 (2,509,585)         287,721
      Prepaid expenses and other assets           (3,336,164)      (4,587,550)

     Increase (decrease) in liabilities:
      Accounts payable and accrued liabilities     8,489,531        4,757,242
      Income taxes payable and deferred            9,752,490        4,935,108
      Postretirement health care and life
       insurance benefits                            286,342          384,630
      Other long term liabilities                    603,511          498,096
      Other                                               --         (272,918)

   Net cash provided by
    operating activities                          11,218,950        4,296,585

   CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                         (2,914,955)      (5,094,014)
     Investment purchases                        (24,110,791)     (36,478,612)
     Investment sales                             32,282,432       70,958,208

   Net cash provided by
    investing activities                           5,256,686       29,385,582

   CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings net of repayments
      under lines of credit agreements                    --       (2,164,525)
     Dividends paid in cash                       (3,896,043)      (3,321,391)
     Other, net                                           --           65,082

   Net cash used in
    financing activities                          (3,896,043)      (5,420,834)

   Increase in cash and cash equivalents          12,579,593       28,261,333
   Cash and cash equivalents-beginning of year    16,508,659        1,985,809

   Cash and cash equivalents end of quarter      $29,088,252      $30,247,142
   Supplemental cash flow information:
     Income taxes paid                           $ 9,073,000      $12,029,000

     Interest paid                               $ 1,171,000      $ 1,407,000

           TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1995
                            (UNAUDITED)



Note 1 - Foregoing data has been prepared from the unaudited financial records of the Company and in the opinion of Management all adjustments necessary for a fair statement of the results for the interim period have been reflected. All adjustments were of a normal and recurring nature.


Note 2 - The Company's unshipped orders at September 30, 1995 amounted to $18,000,000.


Note 3 -  Based on Average Shares outstanding adjusted for Stock
          Dividends and the 2 for 1 Stock Split in 1995.


Note 4 - Includes 3% Stock Dividends distributed on April 21, 1995 and April 22, 1994 and the 2 for 1 Stock Split effective on
          July 11, 1995.


Note 5 - Results of operations for the period ended September 30, 1995 are not necessarily indicative of results to be expected for the year to end December 31, 1995 because of the seasonal nature of the Company's operations. Historically, the Third Quarter has been the Company's largest Sales Quarter due to Halloween Sales.


Note 6 -  Form 8-K was not required to be filed during the Third
          Quarter of 1995.


Note 7 -  Sales of unregistered Securities - None.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 THE CONSOLIDATED STATEMENTS OF EARNINGS

The following is Management's discussion of the Company's operating results and analysis of factors which have affected the accompanying Statement of
Earnings:

NET SALES:
                                             Third Quarter, 1995
            Third Quarter                              vs.
         1995         1994                   Third Quarter, 1994
     $116,471,443  $111,013,575                     +4.9%

                                              Nine Months, 1995
             Nine Months                              vs.
         1995         1994                    Nine Months, 1994
     $245,514,864  $230,274,782                     +6.6%

Third Quarter 1995 net sales of $116,471,443, a record, were up 4.9% from Third Quarter 1994 net sales of $111,013,575.

Nine Months of 1995 net sales of $245,514,864 were up 6.6% from Nine Months of 1994 net sales of $230,274,782.

Third Quarter 1995 net sales of $116,471,443 were up 69.4% from Second Quarter 1995 net sales of $68,774,216 because historically the third quarter includes pre-Halloween sales and is our largest quarterly sales period of the year.

Record sales for the Third Quarter and Nine Months of 1995 are principally attributable to volume increases. Sales rose primarily as a result of successful product line extensions and promotional programs, including pre-Halloween sales programs. Consolidated sales were adversely affected by the devaluation of the Mexican peso. Although sales in Mexico increased due to price increases and volume improvements, the translated U.S. dollar sales in Mexico were substantially lower in 1995 compared to 1994 as a result of exchange rate changes.

COST OF SALES:

                                               Cost of Sales as a
            Third Quarter                   Percentage of Net Sales
         1995         1994                3rd Qtr. 1995  3rd Qtr. 1994
     $63,954,938   $59,818,297                54.9%          53.9%


                                                Cost of Sales as a
             Nine Months                     Percentage of Net Sales
         1995         1994                 9 Months 1995  9 Months 1994
     $130,376,227  $119,652,734               53.1%          52.0%

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 THE CONSOLIDATED STATEMENTS OF EARNINGS   (Continued)




Cost of sales as a percentage of net sales increased from 53.9% for the Third Quarter of 1994 to 54.9% in the Third Quarter of 1995. Nine Months cost of sales also increased from 52.0% in 1994 to 53.1% for the same period in 1995.

This increase reflects increases in certain ingredients and packaging material costs as well as some changes in the sales mix of products.

NET EARNINGS:

                                                  Third Quarter, 1995
           Third  Quarter                                  vs.
          1995          1994                      Third Quarter, 1994
      $16,232,437    $15,386,454                           +5.5%

                                                    Nine Months, 1995
            Nine Months                                    vs.
         1995          1994                         Nine Months, 1994
     $31,877,364    $30,208,208                           +5.5%



Third Quarter 1995 net earnings of $16,232,437 or $.73 per share, a record, were up 5.5% from net earnings of $15,386,454 or $.69 per share for the Third Quarter of 1994

Nine Months 1995 net earnings of $31,877,364 or $1.43 per share, also a new record, were up 5.5% from the prior year's Nine Months net earnings of $30,208,208 or $1.35 per share.

Net earnings for the Third Quarter of 1995 of $16,232,437 increased $7,905,980 or 95.0% from Second Quarter of 1995 net earnings of $8,326,457.

The increase in net earnings reflects higher sales and operating earnings, as well as increased net investment income. Increased net investment income results from an overall increase in cash equivalents and marketable securities, and reduced levels of debt outstanding. Earnings increased in spite of increased ingredient and packaging costs.

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



                                    TOOTSIE ROLL INDUSTRIES, INC.



Date: November 3,1995               BY:
                                       Melvin J. Gordon
                                       Chairman of the Board



                                    BY:
                                       G. Howard Ember
                                       Vice President - Finance