Form 10-K405
period 1995-12-31
TOOTSIE ROLL INDUSTRIES INC
filed 1996-03-28
CIK 98677

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-K
(MARK ONE)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                          OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


         FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                            COMMISSION FILE NUMBER 1-1361

                            TOOTSIE ROLL INDUSTRIES, INC.
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           VIRGINIA                                    22-1318955
--------------------------------------------------------------------------------
  (STATE OR OTHER JURISDICTION OF           (IRS EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

                  7401 SOUTH CICERO AVENUE, CHICAGO, ILLINOIS 60629
                 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                    REGISTRANT'S TELEPHONE NUMBER:  (312) 838-3400
             SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                      NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                            ON WHICH REGISTERED
--------------------------------------------------------------------------------
COMMON STOCK - PAR VALUE $.69-4/9 PER SHARE         NEW YORK STOCK EXCHANGE


             SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                 CLASS B COMMON STOCK - PAR VALUE $.69-4/9 PER SHARE
             ----------------------------------------------------

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                        YES     X           NO
                            ---------          ---------

    INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS
FORM 10-K.      X
              ---

               As of March 11, 1996, 15,122,150 shares of Common Stock, par value $.69-4/9 per share, were outstanding and the aggregate market value of the Common Stock (based upon the closing price of the stock on the New York Stock Exchange on such date) held by non-affiliates was approximately $353,000,000. As of March 11, 1996, 7,213,950 shares of Class B Common Stock, par value 69-4/9 cents per share, were outstanding. Class B Common Stock is not traded on any exchange, is restricted as to transfer or other disposition, but is convertible into Common Stock on a share-for-share basis. Upon such conversion, the resulting shares of Common Stock are freely transferable and publicly traded. Assuming all 7,213,950 shares of outstanding Class B Common Stock were converted into Common Stock, the aggregate market value of Common Stock held by non-affiliates on March 11, 1996 (based upon the closing price of the stock on the New York Stock Exchange on such date) would have been approximately $389,000,000. Determination of stock ownership by non-affiliates was made solely for the purpose of this requirement, and the Registrant is not bound by these determinations for any other purpose.

                         DOCUMENTS INCORPORATED BY REFERENCE

               1. Portions of the Company's Annual Report to Shareholders for the year ended December 31, 1995 (the "1995 Report") are incorporated by reference in Parts I and II of this report.

               2. Portions of the Company's Definitive Proxy Statement which will be distributed on or before April 30, 1996 in connection with the Company's 1996 Annual Meeting of Shareholders (the "1996 Proxy Statement") is incorporated by reference in Part III of this report.

                                        PART I

ITEM 1.        BUSINESS.

               Tootsie Roll Industries, Inc. and its consolidated subsidiaries (the "Company") are engaged in the manufacture and sale of candy. This is the only industry segment in which the Company operates and is its only line of business. A majority of the Company's products are sold under the registered trademarks "Tootsie," "Tootsie Roll," or "Tootsie Pop." The principal product of the Company is the familiar "Tootsie Roll," a chocolate-flavored candy of a chewy consistency, which is sold in several sizes and which is also used as a center for other products in the line including "Tootsie Pops," a spherical fruit or chocolate-flavored shell of hard candy with a center of "Tootsie Roll" candy on a paper safety stick. The Company and its predecessors have manufactured the "Tootsie Roll" product to substantially the same formula and sold it under the same name for 100 years. The Company's products also include "Tootsie Roll Flavor Rolls" and "Tootsie Frooties," multiflavored candies of chewy consistency.

               The Company also manufactures and sells molded candy drop products under the registered trademark "Mason" and "Tootsie," including "Mason Dots," and "Mason Crows."

               The Company's wholly owned subsidiary, Cella's Confections Inc., produces a chocolate covered cherry under the registered trademark "Cella's."

               The Company's wholly-owned subsidiary, Charms Company, produces lollipops, including bubble gum-filled lollipops, and hard candy under the registered trademarks "Charms," "Blow-Pop," "Blue Razz," and
"Zip-A-Dee-Doo-Da-Pops."

               In 1993, the Company acquired Cambridge Brands, Inc. which was the former Chocolate/Caramel Division of Warner Lambert. Cambridge Brands, Inc. manufactures various confectionery products under the registered trademarks "Junior Mint," "Charleston Chew," "Sugar Babies," and "Sugar Daddy."

               The Company's products are marketed in a variety of packages designed to be suitable for display and sale in many different types of retail outlets. They are sold through approximately 100 candy and grocery brokers and by the Company itself to approximately 15,000 customers throughout the United States. These customers include wholesale distributors of candy and groceries, supermarkets, variety stores, chain grocers, drug chains, discount chains, cooperative grocery associations, warehouse and membership club stores, vending machine operators, theater distributors and fund-raising organizations.

               The Company's principal markets are in the United States, Canada and Mexico. The Company's Mexican plant supplies a very small percentage of the products marketed in the United States and Canada.

               The Company has advertised nationally for many years. Although nearly all advertising media have been used at one time or another, at present most of the Company's advertising expenditures are for the airing of network and syndicated TV and cable and spot television in major markets throughout the country.

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

               Sale of candy products may be influenced to some extent by consumer's concerns about dental health, weight and nutritional issues such as the caloric, total fat, saturated fat and cholesterol content of confectionery products.

               The Company did not have a material backlog of firm orders at the end of the calendar years 1994 or 1995.

               Packaging materials and ingredients used by the Company are readily obtainable from a number of suppliers at competitive prices. The average cost of these major raw materials increased in 1995 compared to 1994 largely as a result of increased worldwide demand and, in the case of ingredient increases, as a result of adverse weather conditions in the United States and elsewhere in the world. While some analysts see increased demand as an evolving market fundamental that may exert continuing upward cost pressure, a lessening of some of the increases of 1995 has already been seen. The Company has engaged in hedging transactions in sugar and corn and may do so in the future if and when advisable. From time to time the Company changes the size of certain of its products, which are usually sold at standard retail prices, to reflect significant changes in raw material costs.

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

               The Company employs approximately 1,750 persons.

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

               Revenues from a major customer aggregated approximately 16.0%, 16.8% and 13.6% of total net sales during the years ended December 31, 1995, 1994 and 1993, respectively.

               For a summary of sales, net earnings and assets of the Company by geographic area and additional information regarding the foreign subsidiaries of the Company, see Note 11 of the Notes to Consolidated Financial Statements on Page 15 of the Company's Annual Report to Shareholders for the year ended December 31, 1995 (the "1995 Report") and on Page 4 of the 1995 Report under the section entitled "International." Note 11 and the aforesaid section are incorporated herein by reference. Portions of the 1995 Report are filed as an exhibit to this report.

ITEM 2.        PROPERTIES.

               The Company owns its principal plant and offices which are located in Chicago, Illinois in a building consisting of approximately 2,195,000 square feet. The Company utilizes approximately 1,600,000 square feet for offices, manufacturing and warehousing facilities and leases or has available to lease, the remainder to third parties.

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

               Cella's Confections, Inc., a subsidiary, owns a facility in New York City, containing approximately 60,000 square feet. This facility consists of manufacturing, warehousing and office space on four floors.

               Charms Company, a subsidiary, owns a facility in Covington, Tennessee, containing approximately 285,000 square feet of manufacturing, warehousing and office space.

               Cambridge Brands, Inc., a subsidiary, owns a facility in Cambridge, Massachusetts, containing approximately 142,000 square feet. The facility consists of manufacturing, warehousing and office space on five floors.

               The Company also owns property and a plant with manufacturing, warehousing and office space in Mexico City, Mexico, consisting of approximately 57,000 square feet plus parking lot and yard area comprising approximately 25,000 square feet. During 1995, the Company purchased an adjacent building comprising approximately 23,000 square feet of warehousing space.

               The Company owns the production machinery and equipment located in the plants in Chicago, New York, Covington (Tennessee), Cambridge (Massachusetts) and Mexico City, except for approximately $7 million of equipment in Covington, Tennessee, under an operating lease which the Company repurchased under an option as of January 1, 1996. The Company considers that all of its facilities are well maintained, in good operating condition and adequately insured.


ITEM 3.        LEGAL PROCEEDINGS.

               There are no material pending legal proceedings known to the Company to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               No matters were submitted to a vote of the Company's shareholders through the solicitation of proxies or otherwise during the fourth quarter of 1995.

ADDITIONAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT.

               See the information on Executive Officers set forth in the table in Part III, Item 10, Page 6 of this report, which is incorporated herein by reference.


                                       PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS.

               The Company's Common Shares are traded on the New York Stock Exchange. The Company's Class B Common Shares are subject to restrictions on transfer and no market exists for such shares. The Class B Common Shares are convertible at the option of the holder into Common Shares on a share for share basis. As of March 11, 1996, there were approximately 9,500 holders of record of Common and Class B Common Shares. For information on the market price of, and dividends paid with respect to, the Company's Common Shares, see the section entitled "1995-1994 Quarterly Summary of Tootsie Roll Industries, Inc. Stock Prices and Dividends" which appears on Page 16 of the 1995 Report. This section is incorporated herein by reference and filed as an exhibit to this report.


ITEM 6.        SELECTED FINANCIAL DATA.

               See the section entitled "Five Year Summary of Earnings and Financial Highlights" which appears on Page 17 of the 1995 Report. This section is incorporated herein by reference and filed as an exhibit to this report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

               See the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Pages 5-7 of the 1995 Report. This section is incorporated herein by reference and filed as an exhibit to this report.


ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

               The financial statements, together with the report thereon of Price Waterhouse LLP dated February 14, 1996, appearing on Pages 8-15 of the 1995 Report and the Quarterly Financial Data on Page 16 of the 1995 Report are incorporated by reference in this report. With the exception of the aforementioned information and the information incorporated in Items 1, 5, 6 and 7, the 1995 Report is not to be deemed filed as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

               None.

                                       PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

               See the information with respect to the Directors of the Company which is set forth in the section entitled "Election of Directors" of the Company's Definitive Proxy Statement to be used in connection with the Company's 1996 Annual Meeting of Shareholders (the "1996 Proxy Statement"). Except for the last paragraph of this section relating to the compensation of Directors, this section is incorporated herein by reference. The 1996 Proxy Statement will be filed with the Securities and Exchange Commission on or before April 30, 1996.

               The following table sets forth the information with respect to the executive officers of the Company:


       NAME                    POSITION (1)                          AGE
       ----                    --------                              ---
       Melvin J. Gordon*       Chairman of the Board
                                  and Chief Executive Officer (2)    76

       Ellen R. Gordon*        President and Chief
                                 Operating Officer (2)               64

       G. Howard Ember Jr.     Vice President/Finance                43

       John W. Newlin Jr.      Vice President/Manufacturing          59

       Thomas E. Corr          Vice President/Marketing and
                                 Sales                               47

       James M. Hunt           Vice President/Distribution           53


       *A member of the Board of Directors of the Company.



(1) Mr. and Mrs. Gordon and Messrs. Newlin and Corr have served in the positions set forth in the table as their principal occupations for more than the past six years. Mr. Ember has served in his position for the past five years, and in the seven years prior to that, has served the Company in the position of Treasurer and Assistant Vice President of Finance. Mr. Hunt has served in his position for the past three years and in the fifteen years prior to that, has served the Company in the positions of Director of Distribution and Assistant Vice President of Distribution. Mr. and Mrs. Gordon have also served as President and Vice President, respectively of HDI Investment Corp., a family investment company.

(2)    Melvin J. Gordon and Ellen R. Gordon are husband and wife.

ITEM 11.       EXECUTIVE COMPENSATION.

               See the information set forth in the section entitled "Executive Compensation and Other Information" of the Company's 1996 Proxy Statement. Except for the "Report on Executive Compensation" and "Performance Graph," this section of the 1996 Proxy Statement is incorporated herein by reference. See the last paragraph of the section entitled "Election of Directors" of the 1996 Proxy Statement, which paragraph is incorporated herein by reference. The 1996 Proxy Statement will be filed with the Securities and Exchange Commission on or before April 30, 1996.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

               For information with respect to the beneficial ownership of the Company's Common and Class B Common shares by the beneficial owners of more than 5% of said shares and by the management of the Company, see the sections entitled "Ownership of Common Stock and Class B Common Stock by Certain Beneficial Owners" and "Ownership of Common Stock and Class B Common Stock by Management" of the 1996 Proxy Statement. These sections of the 1996 Proxy Statement are incorporated herein by reference. The 1996 Proxy Statement will be filed with the Securities and Exchange Commission on or before April 30, 1996.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

               None.


                                       PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
               REPORTS ON FORM 8-K.

               (a)     Financial Statements.

               The following financial statements and schedules are filed as part of this report:

               (1)     Financial Statements (filed herewith as part of Exhibit
                       13):

                       Report of Independent Accountants

                       Consolidated Statements of Earnings and Retained Earnings for each of the three years in the period ended December 31, 1995

                       Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1995

                       Consolidated Statements of Financial Position at December 31, 1995 and 1994 Notes to Consolidated Financial Statements

               (2)     Financial Statement Schedules:

                       Report of Independent Accountants on Financial Statement Schedules

                       For the three years ended December 31, 1995-Valuation and Qualifying Accounts

                       All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

               (3)     Exhibits required by Item 601 of  Regulation S-K:

                       See Index to Exhibits which appears following Financial
                       Schedule II.

                       No reports on Form 8-K were filed during the year ended December 31, 1995.

                                      SIGNATURES


               Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Tootsie Roll Industries, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TOOTSIE ROLL INDUSTRIES, INC.



                                            By: S/MELVIN J. GORDON
                                                -------------------------
                                                Melvin J. Gordon, Chairman
                                                of the Board of Directors
                                                and Chief Executive Officer

                                            Date:     MARCH 28, 1996
                                                  -------------------

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       S/MELVIN J. GORDON      Chairman of the Board
       --------------------    of Directors and Chief
       Melvin J. Gordon        Executive Office
                               (principal executive
                               officer)                    March 28, 1996

       S/ELLEN R. GORDON       Director, President,
       --------------------    and Chief Operating
       Ellen R. Gordon         Officer                     March 28, 1996

                               Director                    March 28, 1996
       --------------------
       Charles W. Seibert

       S/WILLIAM TOURETZ       Director & Secretary
       --------------------
       William Touretz                                     March 28, 1996

                               Director
       --------------------
       Lana Jane Lewis-Brent                               March 28, 1996

       G.HOWARD EMBER JR.      Vice President, Finance
       --------------------    (principal financial
       G. Howard Ember Jr.     officer and principal
                               accounting officer)         March 28, 1996


                         REPORT OF INDEPENDENT ACCOUNTANTS ON
                             FINANCIAL STATEMENT SCHEDULE



To the Board of Directors and Shareholders of Tootsie Roll Industries, Inc.

               Our audits of the consolidated financial statements referred to in our report dated February 14, 1996 appearing on Page 15 of the 1995 Annual Report to Shareholders of Tootsie Roll Industries, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements

PRICE WATERHOUSE LLP
Chicago, Illinois
February 14, 1996

                                  FINANCIAL SCHEDULE

                            TOOTSIE ROLL INDUSTRIES, INC.
                               AND SUBSIDIARY COMPANIES

                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                           DECEMBER 31, 1995, 1994 AND 1993


                                        Additions
                          Balance at    charged to                      Balance
                           beginning    costs and                        End of
Classification              of year     expenses       Deductions         Year
-------------------------------------------------------------------------------
1995:
  Reserve for bad debts  $1,173,000      563,162       290,162(1)      $ 1,446,000
  Reserve for cash
    discounts               293,000    6,163,894     6,128,894(2)          328,000
                          ---------    ---------     ---------           ---------
                         $1,466,000   $6,727,056   $ 6,419,056         $ 1,774,000
                          ---------    ---------     ---------           ---------
1994:
  Reserve for bad debts  $1,835,000      350,935     1,012,935(1)      $ 1,173,000
  Reserve for cash
    discounts               240,000    5,972,711     5,919,711(2)          293,000
                          ---------    ---------     ---------           ---------
                         $2,075,000   $6,323,646    $6,932,646         $ 1,466,000
                          ---------    ---------     ---------           ---------
1993:
  Reserve for bad debts  $1,110,000    $ 894,790    $  169,790(1)      $ 1,835,000
  Reserve for cash
    discounts               109,000    4,962,551     4,831,551(2)          240,000
                          ---------    ---------     ---------           ---------
                         $1,219,000   $5,857,341    $5,001,341         $ 2,075,000
                          ---------    ---------     ---------           ---------



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

10.21* Executive Split Dollar Insurance and Collateral Assignment Agreement between the Company and G. Howard Ember Jr. dated July 30, 1994. Incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994; Commission File No. 1-1361.

10.22* Executive Split Dollar Insurance and Collateral Assignment Agreement between the Company and John W. Newlin dated July 30, 1994. Incorporated by reference to Exhibit 10.22 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994; Commission File No. 1-1361.

10.23* Executive split Dollar Insurance and Collateral Assignment Agreement between the Company and Thomas E. Corr dated July 30, 1994. Incorporated by reference to Exhibit 10.23 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994; Commission File No. 1-1361.

10.24* Executive Split Dollar Insurance and Collateral Assignment Agreement between the Company and James Hunt dated July 30, 1994. Incorporated by reference to Exhibit 10.24 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994; Commission File No. 1-1361.

13 The following items incorporated by reference herein from the Company's 1995 Annual Report to Shareholders for the year ended December 31, 1995 (the "1995 Report"), are filed as Exhibits to this report:

         (i)Information under the section entitled "International" set forth on Page 4 of the 1995 Report;

         (ii)Information under the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth on Pages 5-7 of the 1995 Report;

         (iii)Consolidated Statements of Earnings and Retained Earnings for the three years ended December 31, 1995 set forth on Page 8 of the 1995 Report;

         (iv)Consolidated Statements of Financial Position at December 31, 1995 and 1994 set forth on Pages 9-10 of the 1995 Report;

         (v)Consolidated Statements of Cash Flow for the three years ended December 31, 1995 set forth on Page 11 of the 1995 Report;

         (vi)Notes to Consolidated Financial Statements set forth on Pages 12-15 of the 1995 Report;

         (vii)Report of Independent Accountants set forth on Page 15 of the 1995 Report;

         (viii)Quarterly Financial Data set forth on Page 16 of the 1995
         Report;

         (ix)Information under the section entitled "1995-1994 Quarterly Summary of Tootsie Roll Industries, Inc. Stock Prices and Dividends" set forth on Page 16 of the 1995 Report; and

         (x) Information under the section entitled "Five Year Summary of Earnings and Financial Highlights" set forth on Page 17 of the 1995 Report.

21       List of Subsidiaries of the Company.


*Executive compensation plan or arrangement.