Form 10-Q
period 1996-03-30
TOOTSIE ROLL INDUSTRIES INC
filed 1996-05-07
CIK 98677

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 Form 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  March 30, 1996  Commission File Number   1 - 1361



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


                                                  Yes  X           No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

               Class                              Outstanding
     Common Stock, $.69 4/9 par value              15,574,428
     Class B Common Stock, $.69 4/9 par value       7,429,625

                                           2

                                PART I - FINANCIAL INFORMATION
                        TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                     (UNAUDITED)
ASSETS                                         March 30       April 1           Dec. 31
 CURRENT ASSETS                                   1996          1995             1995
  Cash & Cash Equiv.                        $ 30,835,259    $ 22,411,874   $ 47,523,986
  Marketable Securities                       72,343,386      40,130,450     55,925,732
  Accounts Receivable
   Less Allowances of
   $1,962,000,$1,476,000 & $1,774,000         23,195,231      22,606,310     23,553,517
  Inventories at Cost
   (Last-in,First-out):
  Finished Goods & Work in Process            24,802,427      23,582,547     19,584,849
  Raw Material & Supplies                     14,750,274      14,647,277     12,624,820
  Prepaid Expenses                             4,638,565       3,077,542      2,812,763
  Deferred Income Taxes                        2,923,000       2,455,583      2,923,000

   Total Current Assets                      173,488,142     128,911,583    164,948,667

 PROPERTY, PLANT & EQUIPMENT,
(at Cost)
  Land                                         6,906,137       6,936,880      6,899,832
  Building                                    28,270,993      27,254,752     28,259,052
  Machinery & Equip.                         117,799,121     109,437,699    111,660,755
                                             152,976,251     143,629,331    146,819,639
 Less-Accumulated Deprec.
  and Amortization                            66,586,207      59,146,475     64,820,354
                                              86,390,044      84,482,856     81,999,285

OTHER ASSETS

  Intangibles                                 95,285,327      97,991,627     95,961,902
  Miscellaneous Investment                        52,535          52,535         52,535
  Misc. Other Assets                          10,946,532       6,836,845     10,853,931
                                             106,284,394     104,881,007    106,868,368

    Total Assets                            $366,162,580    $318,275,446   $353,816,320
                                    -2-

                                                      (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY           March 30        April 1         Dec. 31
 CURRENT LIABILITIES                              1996           1995           1995
  Notes Payable to Banks                    $  20,000,000     $         --  $ 20 000 000
  Accounts Payable                              8,675,287        6,303,796     5,911,910
  Dividends Payable                             1,479,368        1,333,885     1,424,014
  Accrued Liabilities                          19,482,384       16,426,836    21,531,891
  Fed. & State Income Taxes                    10,918,211        6,452,654     6,438,353
    Total Current Liabilities                  60,555,250       30,517,171    55,306,168

 NON-CURRENT LIABILITIES

  E.T.I. Term Loan                                     --       20,000,000            --
  Ind.Dev.Bonds Ser.1992                        7,500,000        7,500,000     7,500,000
  Post Retirement Benefits                      5,479,722        5,096,401     5,385,539
  Deferred Compensation                         4,435,990        3,296,721     4,526,936
  Deferred Fed.Inc.Taxes                        9,053,268        7,366,000     8,911,222
    Total Non-Current Liabilities              26,468,980       43,259,122    26,323,697

 SHAREHOLDERS' EQUITY

  Common Stk., $.69-4/9 par value-
   25,000,000 shares author.
  15,574,428, 7,535,142 & 15,108,790
   respectively, issued                        10,815,436        5,232,602    10,492,076
  Class B Common Stk $.69-4/9 par value-
   10,000,000 shares author.
   7,429,625, 3,636,190 & 7,233,874
   respectively issued                          5,159,395        2,525,067     5,023,457
  Capital in Excess of Par Value              171,588,958      153,929,275   146,171,411
  Retained Earnings                           102,266,617       92,616,954   121,476,879
  Cumulative Translation Adjustment           (10,692,056)      (9,804,745)  (10,977,368)
    Total Shareholders' Equity                279,138,350      244,499,153   272,186,455
    Total Liabilities and
      Shareholders' Equity                   $366,162,580     $318,275,446 $ 353,816,320

                                                          -2-

                                        TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF
                                             EARNINGS AND RETAINED EARNINGS (NOTE 1)
                                                            (UNAUDITED)
                                                                    13 Weeks Ended
                                                          March 30, 1996 & April 1, 1995
                                                                1996            1995
NET SALES (Note 2)                                          $ 63,264,854   $ 60,269,205
Cost of goods sold                                            32,578,259     30,702,860

  Gross Margin                                                30,686,595     29,566,345

Operating Expenses:
 Marketing, Selling and Advertising                            9,620,514      9,770,951
 Distribution and Warehousing                                  4,831,342      4,787,283
 General and Administrative                                    3,620,941      3,286,297
 Goodwill amortization                                           676,575        676,575
                                                              18,749,372     18,521,106

  Earnings from Operations                                    11,937,223     11,045,239
Other Income (Expense) Net                                     1,057,739        706,231

  Earnings before Income Taxes                                12,994,962     11,751,470
Provision for Income Taxes                                     4,877,000      4,433,000
Net Earnings (Note 5)                                          8,117,962      7,318,470

Retained Earnings at beginning of period                     121,476,879    107,762,823
                                                             129,594,841    115,081,293
Deduct:
 Cash Dividends                                                1,368,038      1,193,248
 Stock Dividends - 3%                                         25,960,186     21,271,091
                                                              27,328,224     22,464,339
Retained Earnings at end of period                          $102,266,617   $ 92,616,954
   Net Earnings per Share (Note 3)                                  $ .35          $ .32
   Dividends Per Share *                                            $ .0625        $ .055

Average Number of Shares Outstanding
 (Notes 3 & 4)                                                23,004,053    23,004,053

*Does not include 3% Stock Dividend to Shareholders of Record on 3/11/96 and 3/10/95 and
  has been restated for the 2- for 1- Stock Split to Shareholders of Record 6/22/95.

                        TOOTSIE ROLL INDUSTRIES, INC.
                              AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                                       13 Weeks Ended
                                             March 30, 1996  &  April 1, 1995
                                                 1996                1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings                                 $ 8,117,962        $ 7,318,470
Adjustments to reconcile net earnings to
 net cash provided by operating activities:
  Depreciation and amortization                2,772,611           2,332,863

  (Increase) decrease in assets:
   Accounts receivable                           422,191          (2,733,373)
   Inventories                                (7,241,236)         (8,858,292)
   Prepaid expenses and other assets            (118,206)             47,453

  Increase (decrease) in liabilities:
   Accounts payable and accrued liabilities      686,722            (431,464)
   Income taxes payable and deferred           2,933,948           3,972,551
   Postretirement health care and life
    insurance benefits                            94,183             103,682
   Other long term liabilities                   (90,946)            145,157
   Other                                         119,150                  --

Net cash provided by operating activities      7,696,379           1,897,047

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                        (6,571,427)           (531,411)
  Investment purchases                       (21,625,851)         (4,760,586)
  Investment sales                             5,208,198          10,491,056

Net cash provided by (used in)
 investing activities                        (22,989,080)          5,199,059

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid in cash                      (1,396,026)         (1,192,891)


Net cash used in financing activities         (1,396,026)         (1,192,891)

Increase (decrease) in cash and
  cash equivalents                           (16,688,727)          5,903,215
Cash and cash equivalents-beginning of year   47,523,986          16,508,659

Cash and cash equivalents end of quarter     $30,835,259         $22,411,874
Supplemental cash flow information:
  Income taxes paid                          $   301,000         $   308,000
  Interest paid                              $   372,000         $   459,000

           TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 30, 1996
                              (UNAUDITED)



Note 1 - Foregoing data has been prepared from the unaudited financial
records           of the Company and in the opinion of Management all
adjustments               necessary for a fair statement of the results for
the interim period           have been reflected.  All adjustments were of a
normal and recurring           nature.


Note 2 - The Company's unshipped orders at March 30, 1996 amounted to
           $13,200,000.


Note 3 - Based on Average Shares outstanding adjusted for Stock Dividends and the 2 - for - 1 Stock Split in 1995.


Note 4 - Includes 3% Stock Dividends distributed on April 23, 1996 and April 21, 1995 and the 2 - for 1 - Stock Split effective on July 11,
1995.


Note 5 - Results of operations for the period ended March 30, 1996 are not necessarily indicative of results to be expected for the year to
end           December 31, 1996 because of the seasonal nature of the
Company's             operations.  Historically, the Third Quarter has been
the Company's           largest Sales Quarter due to Halloween Sales.


Note 6 - Form 8-K was not required to be filed during the First Quarter of
           1996.


Note 7 - Sales of unregistered Securities - None.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          THE CONSOLIDATED STATEMENTS OF EARNINGS


The following is Management's discussion of the Company's operating results and analysis of factors which have affected the accompanying Statement of
Earnings:

NET SALES:
                                         First Quarter, 1996
             First Quarter                         vs.
          1996          1995             First Quarter, 1995
      $63,264,854    $60,269,205                 +5.0%

First Quarter 1996 net sales of $63,264,854, a record, were up 5.0% from First Quarter 1995 net sales of $60,269,205. Sales rose as a result of successful promotional programs, product line extensions and the introduction of new products into the distribution channels. Consolidated sales were also favorably affected by improved results in Mexico.




First Quarter 1996 net sales of $63,264,854 were down from Fourth Quarter 1995 net sales of $67,145,159. This is not considered unusual as the First Quarter of the year is normally the company's lowest quarter in sales and is consistent with the historical trend.

COST OF SALES:
                                           Cost of Sales as a
            First Quarter                    Percentage of Net Sales
     1996           1995             1st Qtr. 1996  1st Qtr. 1995
 $32,578,259    $30,702,860               51.5%          50.9%

Cost of sales as a percentage of net sales increased slightly from 50.9% for First Quarter 1995 to 51.5% for First Quarter 1996. This increase principally reflects increases in certain ingredients costs.

NET EARNINGS:
                                        First Quarter, 1996
      First  Quarter                               vs.
     1996          1995                      First Quarter, 1995
 $8,117,962     $7,318,470                   +10.9%

First Quarter 1996 net earnings of $8,117,962 or $0.35 per share, a record, were up 10.9% from net earnings of $7,318,470 or $0.32 per share for the First Quarter 1995. The increase in net earnings reflects higher sales, control of operating expenses resulting in improved margins from operations and increased net investment income.

- -6-

First Quarter 1996 net earnings of $8,117,962 decreased $372,377 or 4.4% from Fourth Quarter of 1995 net earnings of $8,490,339, which reflects the lower level of sales in the First Quarter 1996 compared to the Fourth Quarter 1995.
 This is consistent with historical trends.
































                                 -6 A-

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



                                   TOOTSIE ROLL INDUSTRIES, INC.



Date: May 1, 1996             BY:
                                      Melvin J. Gordon
                                      Chairman of the Board



                                   BY:
                                      G. Howard Ember
                                      Vice President - Finance