Form 10-Q
period 1996-06-29
TOOTSIE ROLL INDUSTRIES INC
filed 1996-08-07
CIK 98677

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 Form 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended   June 29, 1996  Commission File Number   1 -
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

                                                  Yes  X
No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

               Class                              Outstanding
     Common Stock, $.69 4/9 par value              15,596,753
     Class B Common Stock, $.69 4/9 par value       7,407,300


                         <PAGE 2>
                                PART I - FINANCIAL INFORMATION
                        TOOTSIE ROLL INDUSTRIES, INC. AND
SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF FINANCIAL
POSITION

                                                     (UNAUDITED)
ASSETS                                          June 29
July 1           Dec. 31
 CURRENT ASSETS                                   1996
1995             1995
  Cash & Cash Equiv.                        $ 36,984,898    $
31,226,163   $ 47,523,986
  Marketable Securities                       62,914,374
37,793,260     55,925,732
  Accounts Receivable
   Less Allowances of
   $1,994,000,$1,613,000 & $1,774,000         22,599,033
23,993,098     23,553,517
  Inventories at Cost
   (Last-in,First-out):
  Finished Goods & Work in Process            36,804,424
36,483,179     19,584,849
  Raw Material & Supplies                     14,880,942
13,903,265     12,624,820
  Prepaid Expenses                             4,983,613
3,054,662      2,812,763
  Deferred Income Taxes                        2,923,000
2,479,395      2,923,000

   Total Current Assets                      182,090,284
148,933,022    164,948,667

 PROPERTY, PLANT & EQUIPMENT,
(at Cost)
  Land                                         6,905,066
6,936,880      6,899,832
  Building                                    28,268,965
27,254,392     28,259,052
  Machinery & Equip.                         118,391,385
110,640,027    111,660,755
                                             153,565,416
144,831,299    146,819,639
 Less-Accumulated Deprec.
  and Amortization                            67,887,372
61,091,319     64,820,354
                                              85,678,044
83,739,980     81,999,285

OTHER ASSETS

  Intangibles                                 94,608,752
97,315,052     95,961,902
  Miscellaneous Investment                        33,307
52,535         52,535
  Misc. Other Assets                          11,152,556
6,833,724     10,853,931
                                             105,794,615
104,201,311    106,868,368

    Total Assets                            $373,562,943
$336,874,313   $353,816,320

                                                      (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY            June 29
July 1         Dec. 31
 CURRENT LIABILITIES                              1996
1995           1995
  Notes Payable to Banks                    $  20,000,000     $
9,000,000  $ 20,000,000
  Accounts Payable                              8,209,789
7,373,663     5,911,910
  Dividends Payable                             1,667,817
1,423,193     1,424,014
  Accrued Liabilities                          20,703,103
17,124,566    21,531,891
  Fed. & State Income Taxes                     9,347,906
6,195,690     6,438,353
    Total Current Liabilities                  59,928,615
41,117,112    55,306,168

 NON-CURRENT LIABILITIES

  E.T.I. Term Loan                                     --
20,000,000            --
  Ind.Dev.Bonds Ser.1992                        7,500,000
7,500,000     7,500,000
  Post Retirement Benefits                      5,532,061
5,196,365     5,385,539
  Deferred Compensation                         4,787,349
3,525,794     4,526,936
  Deferred Fed.Inc.Taxes                        9,050,931
7,366,000     8,911,222
    Total Non-Current Liabilities              26,870,341
43,588,159    26,323,697

 SHAREHOLDERS' EQUITY

  Common Stk., $.69-4/9 par value-
   25,000,000 shares author.
   15,596,753, 15,083,204 & 15,108,790
   respectively, issued                        10,830,939
10,474,308    10,492,076
  Class B Common Stk $.69-4/9 par value-
   10,000,000 shares author.
   7,407,300, 7,259,460 & 7,233,874
   respectively issued                          5,143,892
5,041,225     5,023,457
  Capital in Excess of Par Value              171,588,958
146,171,411   146,171,411
  Retained Earnings                           109,925,917
99,546,976   121,476,879
  Cumulative Translation Adjustment           (10,725,719)
(9,064,878)  (10,977,368)
    Total Shareholders' Equity                286,763,987
252,169,042   272,186,455
    Total Liabilities and
      Shareholders' Equity                   $373,562,943
$336,874,313 $ 353,816,320

                              TOOTSIE ROLL INDUSTRIES, INC. AND
SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS
OF
                                  EARNINGS AND RETAINED EARNINGS
(NOTE 1)
                                                (UNAUDITED)
                                                   13 Weeks Ended
                   26 Weeks Ended
                                           June 29, 1996 &  July
1, 1995   June 29, 1996 &  July 1, 1995
                                               1995
1995            1996             1995
NET SALES (Note 2)                        $ 72,511,335     $
68,774,216    $135,776,189     $129,043,421
Cost of goods sold                          37,219,507
35,718,429      69,797,766       66,421,289

  Gross Margin                              35,291,828
33,055,787      65,978,423       62,622,132

Operating Expenses:
 Marketing, Selling and Advertising         11,722,836
11,719,324      21,343,350       21,490,275
 Distribution and Warehousing                5,380,882
5,427,140      10,212,224       10,214,423
 General and Administrative                  3,776,147
3,244,118       7,397,088        6,530,415
 Goodwill amortization                         676,575
676,575       1,353,150        1,353,150
                                            21,556,440
21,067,157      40,305,812       39,588,263
  Earnings from Operations                  13,735,388
11,988,630      25,672,611       23,033,869
Other Income (Expense) Net                   1,037,729
1,115,827       2,095,468        1,822,058

  Earnings before Income Taxes              14,773,117
13,104,457      27,768,079       24,855,927
Provision for Income Taxes                   5,446,000
4,778,000      10,323,000        9,211,000
Net Earnings (Note 5)                        9,327,117
8,326,457      17,445,079       15,644,927

Retained Earnings at beginning of period   102,266,617
92,616,954     121,476,879      107,762,823
                                           111,593,734
100,943,411     138,921,958      123,407,750
Deduct:
 Cash Dividends                              1,667,817
1,396,435       3,035,855        2,589,683
 Stock Dividends - 3%                               --
  --      25,960,186       21,271,091
                                             1,667,817
1,396,435      28,996,041       23,860,774
Retained Earnings at end of period        $109,925,917     $
99,546,976    $109,925,917     $ 99,546,976
   Net Earnings per Share (Note 3)             $ .41            $
 .36           $ .76            $ .68
   Dividends Per Share *                       $ .0725          $
 .0625         $.135            $ .1175
Average Number of Shares Outstanding
 (Notes 3 & 4)                              23,004,053
23,004,053      23,004,053       23,004,053

*Does not include 3% Stock Dividend to Shareholders of Record on
3/11/96 and 3/10/95 and has been restated for the 2-for-1 Stock
Split to Shareholders of Record 6/22/95.

                                  TOOTSIE ROLL INDUSTRIES, INC.
                                        AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH
FLOWS
                                            (UNAUDITED)
<CAPTION:
                                                        26 Weeks
Ended
                                               June 29, 1996   &
July 1, 1995
                                                    1996
    1995
   CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Earnings                                  $17,445,079
$15,644,927
   Adjustments to reconcile net earnings to
    net cash provided by operating activities:
     Depreciation and amortization                 5,674,757
 4,916,995

    (Increase) decrease in assets:
      Accounts receivable                          1,006,455
(3,666,715)
      Inventories                                (19,354,582)
(20,647,175)
      Prepaid expenses and other assets           (2,279,560)
   (51,062)

     Increase (decrease) in liabilities:
      Accounts payable and accrued liabilities     1,440,466
 1,281,954
      Income taxes payable and deferred            3,073,598
 3,664,638
      Postretirement health care and life
       insurance benefits                            146,522
   203,646
      Other long term liabilities                    260,413
   374,230
      Other                                           82,852
        --

   Net cash provided by
     operating activities                          7,496,000
 1,721,438

   CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                         (8,171,053)
(1,733,379)
     Investment purchases                        (28,130,232)
(14,853,613)
     Investment sales                             21,141,590
23,083,076

   Net cash provided by (used in)
    investing activities                         (15,159,695)
 6,496,084

   CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings net of repayments
      under lines of credit agreements                    --
 9,000,000
     Dividends paid in cash                       (2,875,393)
(2,500,018)

   Net cash provided by (used in)
    financing activities                          (2,875,393)
 6,499,982

   Increase (decrease) in cash
    and cash equivalents                         (10,539,088)
14,717,504
   Cash and cash equivalents-beginning of year    47,523,986
16,508,659

   Cash and cash equivalents-end of quarter      $36,984,898
$31,226,163
   Supplemental cash flow information:
     Income taxes paid                           $ 7,410,000
$ 5,356,000

     Interest paid                               $   670,000
$   877,000

           TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 29, 1996
                              (UNAUDITED)



Note 1 - Foregoing data has been prepared from the unaudited financial records of the Company and in the opinion of Management all adjustments necessary for a fair statement of the results for the interim period have been reflected. All adjustments were of a normal and recurring nature.


Note 2 - The Company's unshipped orders at June 29, 1996 amounted to $5,300,000.


Note 3 -  Based on Average Shares outstanding adjusted for Stock
Dividends and the 2-for-1 Stock Split in 1995.


Note 4 -  Includes 3% Stock Dividends distributed on April 23,
1996 and April 21, 1995 and the 2-for-1 Stock Split effective on
July 11, 1995.


Note 5 - Results of operations for the period ended June 29, 1996 are not necessarily indicative of results to be expected for the year to end December 31, 1996 because of the seasonal nature of the Company's operations. Historically, the Third Quarter has been the Company's largest Sales Quarter due to Halloween Sales.


Note 6 -  Form 8-K was not required to be filed during the Second
Quarter of 1996.


Note 7 -  Sales of unregistered Securities - None.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is Management's discussion of the Company's operating results and analysis of factors which have affected the accompanying Statement of Earnings:

NET SALES:
                                                 Second Quarter,
1996
                  Second Quarter                          vs.
                1996          1995               Second Quarter,
1995
            $72,511,335     $68,774,216                 +5.4%

                                                  First Half,
1996
                   First Half                            vs.
                1996          1995                First Half,
1995
            $135,776,189   $129,043,421                 +5.2%

Second Quarter 1996 net sales of $72,511,335, a record, were up
5.4% from the Second Quarter 1995 net sales of $68,774,216.

First Half of 1996 net sales of $135,776,189 were up 5.2% from First Half of 1995 net sales of $129,043,421.

Second Quarter 1996 net sales of $72,511,335 were up 14.6% from First Quarter 1996 net sales of $63,264,854.

Record sales for the Second Quarter and First Half of 1996 are principally attributable to volume increases. Sales rose primarily as a result of successful promotional programs, product line extensions and the introduction of new products into distribution channels. Consolidated sales were also favorably affected by improved results in Mexico and Canada.

COST OF SALES:
                                               Cost of Sales as a
            Second Quarter                  Percentage of Net
Sales
          1996           1995             2nd Qtr. 1996  2nd Qtr.
1995
      $37,219,507    $35,718,429                51.3%
51.9%

                                              Cost of Sales as a
              First Half                   Percentage of Net
Sales
         1996           1995             1st Half 1996  1st Half
1995
     $69,797,766    $66,421,289                51.4%        51.5%

Cost of sales as a percentage of net sales decreased from 51.9% for the Second Quarter of 1995 to 51.3% for the Second Quarter of 1996. First Half cost of sales also decreased from 51.5% in 1995 to 51.4% for the same period in 1996. This improvement reflects lower prices in certain ingredients and packaging material costs and some changes in the sales mix of products.

NET EARNINGS:
                                            Second Quarter, 1996
         Second  Quarter                            vs.
         1996          1995                 Second Quarter, 1995
     $ 9,327,117    $ 8,326,457                  12.0%

                                              First Half, 1996
           First Half                                vs.
         1996          1995                   First Half, 1995
     $17,445,079    $15,644,927                     +11.5%


Second Quarter 1996 net earnings of $9,327,117 or $.41 per share, a record, were up 12.0% from net earnings of $8,326,457 or $.36 per share for the Second Quarter of 1995.

First Half 1996 net earnings of $17,445,079 or $.76 per share, also a new record, were up 11.5% from the prior year's First Half net earnings of $15,644,927 or $.68 per share.

Net earnings for the Second Quarter of 1996 of $9,327,117
increased   $1,209,155 or 14.9% from First Quarter of 1996 net
earnings of        $8,117,962.

The increase in net earnings reflects higher sales and effective cost control programs that resulted in higher operating income.

                      PART II  -  OTHER INFORMATION



                      TOOTSIE ROLL INDUSTRIES, INC
                             AND SUBSIDIARIES








                               -  NONE  -








                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    TOOTSIE ROLL INDUSTRIES, INC.



Date:  August 1 , 1996               BY:

                                       Melvin J. Gordon
                                       Chairman of the Board



                                    BY:
                                       G. Howard Ember
                                       Vice President - Finance