Form 10-Q
period 1996-09-28
TOOTSIE ROLL INDUSTRIES INC
filed 1996-11-08
CIK 98677

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 Form 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 28, 1996  Commission File Number   1
- 1361



                      TOOTSIE ROLL INDUSTRIES, INC.



            (Exact name of registrant as specified in its charter)


                VIRGINIA                          22 - 1318955



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
               Class                              Outstanding
     Common Stock, $.69 4/9 par value              15,604,742
     Class B Common Stock, $.69 4/9 par value       7,399,311

                                PART I - FINANCIAL INFORMATION
                        TOOTSIE ROLL INDUSTRIES, INC. AND
SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF FINANCIAL
POSITION

                                                     (UNAUDITED)
ASSETS                                          SEPT 28
SEPT 30           Dec. 31
 CURRENT ASSETS                                   1996
1995             1995

  Cash & Cash Equiv.                        $ 29,853,140    $
29,088,252   $ 47,523,986
  Marketable Securities                       64,173,247
37,851,060     55,925,732
  Accounts Receivable
   Less Allowances of
   $3,027,000,$2,764,000 & $1,774,000         67,001,850
64,271,180     23,553,517
  Inventories at Cost
   (Last-in,First-out):
  Finished Goods & Work in Process            19,470,662
19,966,604     19,584,849
  Raw Material & Supplies                      8,805,635
11,169,913     12,624,820
  Prepaid Expenses                             4,774,338
2,133,925      2,812,763
  Deferred Income Taxes                        2,923,000
2,473,557      2,923,000

   Total Current Assets                      197,001,872
166,954,491    164,948,667

 PROPERTY, PLANT & EQUIPMENT,
(at Cost)
  Land                                         6,906,496
6,955,770      6,899,832
  Building                                    28,271,675
27,286,819     28,259,052
  Machinery & Equip.                         120,780,065
111,665,781    111,660,755

                                             155,958,236
145,908,370    146,819,639
 Less-Accumulated Deprec.
  and Amortization                            70,337,509
63,120,497     64,820,354
                                              85,620,727
82,787,873     81,999,285

OTHER ASSETS

  Intangibles                                 93,932,177
96,638,477     95,961,902
  Miscellaneous Investment                        32,089
52,535         52,535
  Misc. Other Assets                          15,062,282
10,737,240     10,853,931
                                             109,026,548
107,428,252    106,868,368

    Total Assets                            $391,649,147
$357,170,616   $353,816,320


                                                      (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY            Sept 28
Sept 30         Dec. 31
 CURRENT LIABILITIES                              1996
1995           1995

  Notes Payable to Banks                    $          --     $
20,000,000  $ 20,000,000
  Accounts Payable                             11,933,589
8,603,221     5,911,910
  Dividends Payable                             1,667,817
1,423,604     1,424,014
  Accrued Liabilities                          30,744,448
24,452,689    21,531,891
  Fed. & State Income Taxes                    15,070,759
11,910,384     6,438,353
    Total Current Liabilities                  59,416,613
66,389,898    55,306,168

 NON-CURRENT LIABILITIES

  Ind.Dev.Bonds Ser.1992                        7,500,000
7,500,000     7,500,000
  Post Retirement Benefits                      5,553,315
5,279,061     5,385,539
  Deferred Compensation                         5,379,856
3,755,075     4,526,936
  Deferred Fed.Inc.Taxes                        9,461,662
7,366,000     8,911,222
    Total Non-Current Liabilities              27,894,833
23,900,136    26,323,697

 SHAREHOLDERS' EQUITY

  Common Stk., $.69-4/9 par value-
   25,000,000 shares author.
   15,604,742, 15,095,659 & 15,108,790
   respectively, issued                        10,836,487
10,482,957    10,492,076
  Class B Common Stk $.69-4/9 par value-
   10,000,000 shares author.
   7,399,311, 7,247,005 & 7,233,874
   respectively issued                          5,138,344
5,032,576     5,023,457
  Capital in Excess of Par Value              171,588,958
146,171,411   146,171,411
  Retained Earnings                           127,400,589
114,382,977   121,476,879
  Cumulative Translation Adjustment           (10,626,677)
(9,189,339)  (10,977,368)
    Total Shareholders" Equity                304,337,701
266,880,582   272,186,455
    Total Liabilities and
      Shareholders" Equity                   $391,649,147
$357,170,616  $353,816,320

                               TOOTSIE ROLL INDUSTRIES, INC. AND
SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS
OF
                                  EARNINGS AND RETAINED EARNINGS
(NOTE 1)
                                                (UNAUDITED)
                                                  13 Weeks Ended

                 39 Weeks Ended
                                         Sept. 28, 1996 & Sept.
30, 1995   Sept 28, 1996 & Sept. 30, 1995
                                               1996
1995            1996             1995

NET SALES (Note 2)                        $128,657,228
$116,471,443    $264,433,417     $245,514,864
Cost of goods sold                          68,241,866
63,954,938     138,039,632      130,376,227

  Gross Margin                              60,415,362
52,516,505     126,393,785      115,138,637

Operating Expenses:
 Marketing, Selling and Advertising         18,412,155
15,844,568      39,755,505       37,334,843
 Distribution and Warehousing                7,506,993
7,508,843      17,719,217       17,723,266
 General and Administrative                  4,122,943
3,411,320      11,520,031        9,941,735
 Goodwill amortization                         676,575
676,575       2,029,725        2,029,725
                                            30,718,666
27,441,306      71,024,478       67,029,569
  Earnings from Operations                  29,696,696
25,075,199      55,369,307       48,109,068
Other Income (Expense) Net                     778,794
557,238       2,874,262        2,379,296

  Earnings before Income Taxes              30,475,490
25,632,437      58,243,569       50,488,364
Provision for Income Taxes                  11,333,000
9,400,000      21,656,000       18,611,000
Net Earnings (Note 5)                       19,142,490
16,232,437      36,587,569       31,877,364

Retained Earnings at beginning of period   109,925,917
99,546,976     121,476,879      107,762,823
                                           129,068,407
115,779,413     158,064,448      139,640,187
Deduct:
 Cash Dividends                              1,667,818
1,396,436       4,703,673        3,986,119
 Stock Dividends - 3%                               --

  --      25,960,186       21,271,091
                                             1,667,818
1,396,436      30,663,859       25,257,210
Retained Earnings at end of period        $127,400,589
$114,382,977    $127,400,589     $114,382,977
   Net Earnings per Share (Note 3)               $ .83
$ .71           $1.59            $1.39
   Dividends Per Share *                         $ .0725
$ .0625         $ .2075          $ .18
Average Number of Shares Outstanding
 (Notes 3 & 4)                             23,004,053
23,004,053      23,004,053       23,004,053
*Does not include 3% Stock Dividend to Shareholders of Record on
3/11/96 and 3/10/95 and has been restated   for the 2-for-1 Stock
Split to Shareholders of Record 6/22/95.

                                   TOOTSIE ROLL INDUSTRIES, INC.
                                          AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH
FLOWS
                                            (UNAUDITED)
                                                        39 Weeks
Ended
                                         September 28, 1996 &
September 30, 1995
                                                    1996

    1995
   CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Earnings                                  $36,587,569
$31,877,364
   Adjustments to reconcile net earnings to
    net cash provided by operating activities:
     Depreciation and amortization                 8,723,849

 7,689,966

    (Increase) decrease in assets:
      Accounts receivable                        (43,297,611)
(41,634,505)
      Inventories                                  4,112,483

(2,509,585)
      Prepaid expenses and other assets           (6,120,105)

(3,336,164)

     Increase in liabilities:
      Accounts payable and accrued liabilities    15,175,400

 8,489,531
      Income taxes payable and deferred            9,193,294

 9,752,490
      Postretirement health care and life
       insurance benefits                            167,776

   286,342
      Other long term liabilities                    852,920

   603,511
      Other                                           69,246

        --

   Net cash provided by
    operating activities                          25,464,821

11,218,950


   CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                        (10,344,941)

(2,914,955)
     Investment purchases                        (37,673,985)
(24,110,791)
     Investment maturities                        29,426,470

32,282,432

   Net cash provided by (used in)
    investing activities                         (18,592,456)

 5,256,686

   CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of note payable                   (20,000,000)

        --
     Dividends paid in cash                       (4,543,211)

(3,896,043)

   Net cash used in
    financing activities                         (24,543,211)

(3,896,043)

   Increase (decrease)in cash and
    cash equivalents                             (17,670,846)

12,579,593
   Cash and cash equivalents-beginning of year    47,523,986

16,508,659

   Cash and cash equivalents end of quarter      $29,853,140
$29,088,252
   Supplemental cash flow information:
     Income taxes paid                           $12,608,000
$ 9,073,000

     Interest paid                               $   944,000
$ 1,171,000

           TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 28, 1996
                              (UNAUDITED)



Note 1 - Foregoing data has been prepared from the unaudited financial records of the Company and in the opinion of Management all adjustments necessary for a fair statement of the results for the interim period have been reflected. All adjustments were of a normal and recurring nature.


Note 2 - The Company's unshipped orders at September 28, 1996 amounted to $22,500,000.


Note 3 -  Based on Average Shares outstanding adjusted for Stock
Dividends and the 2-for-1 Stock Split in 1995.


Note 4 -  Includes 3% Stock Dividends distributed on April 23,
1996 and April 21, 1995 and the 2-for-1 Stock Split effective on
July 11, 1995.


Note 5 - Results of operations for the period ended September 28, 1996 are not necessarily indicative of results to be expected for the year to end December 31, 1996 because of the seasonal nature of the Company's operations. Historically, the Third Quarter has been the Company's largest Sales Quarter due to Halloween Sales.


Note 6 -  Form 8-K was not required to be filed during the Third
Quarter of 1996.


Note 7 -  Sales of unregistered Securities - None.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 THE CONSOLIDATED STATEMENTS OF EARNINGS

The following is Management's discussion of the Company's operating results and analysis of factors which have affected the accompanying Statement of Earnings:

NET SALES:


Third Quarter, 1996
             Third Quarter

         vs.
          1996         1995

Third Quarter, 1995
      $128,657,228  $116,471,443

       10.5%



Nine Months, 1996
              Nine Months

       vs.
          1996         1995

Nine Months, 1995
      $264,433,417  $245,514,864

        7.7%

Third Quarter 1996 net sales of $128,657,228, were up 10.5% from Third Quarter 1995 net sales of $116,471,443.

Nine Months of 1996 net sales of $264,433,417 were up 7.7% from Nine Months of 1995 net sales of $245,514,864.

Third Quarter 1996 net sales of $128,657,228 were up 77.4% from Second Quarter 1996 net sales of $72,511,335. Historically the third quarter includes pre-Halloween sales and is the company's largest quarterly sales period of the year.

Record sales for the Third Quarter and Nine Months of 1996 are principally attributable to volume increases. Sales rose primarily as a result of successful product line extensions and promotional programs, including pre-Halloween sales programs.
The Company's public relations program that resulted in various media coverage of Tootsie Roll 100th anniversary also facilitated the Company's sales efforts. Consolidated sales were also favorably affected by improved results in Mexico and Canada.

COST OF SALES:

                                                           Cost
of Sales as a
             Third Quarter
Percentage of Net Sales
          1996         1995                           3rd Qtr.
1996   3rd Qtr. 1995
      $68,241,866    $63,954,938                           53.0%

        54.9%

                                                           Cost
of Sales as a
              Nine Months
Percentage of Net Sales
          1996         1995                           9 Months
1996  9 Months 1995
      $138,039,632  $130,376,227                            52.2%

        53.1%

Cost of sales as a percentage of net sales decreased from 54.9% for the Third Quarter of 1995 to 53.0% in the Third Quarter of 1996. Nine Months cost of sales also decreased from 53.1% in 1995 to 52.2% for the same period in 1996. This improvement reflects lower prices in certain ingredients and packaging material costs and the benefits of higher sales volumes against relatively fixed factory overhead costs.

NET EARNINGS:


Third Quarter, 1996
           Third  Quarter

   vs.
          1996          1995
Third Quarter, 1995
     $19,142,490     $16,232,437

 17.9%

                                                             Nine
Months, 1996
             Nine Months

   vs
          1996          1995                                 Nine
Months, 1995
      $36,587,569    $31,877,364

 14.8%

Third Quarter 1996 net earnings of $19,142,490 or $.83 per share were up 17.9% from net earnings of $16,232,437 or $.71 per share for the Third Quarter of 1995

Nine Months 1996 net earnings of $36,587,569 or $1.59 per share, also a new record, were up 14.8% from the prior year's Nine
Months net earnings of $31,877,364 or $1.39 per share.

Net earnings for the Third Quarter of 1996 of $19,142,490 increased $9,815,373 or 105.2% from Second Quarter of 1996 net earnings of $9,327,117.

The increase in net earnings reflects higher sales, as historically the third quarter includes pre-Halloween sales and is the company's largest quarterly sales period of the year, and effective cost control programs that resulted in higher operating income.

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



                                    TOOTSIE ROLL INDUSTRIES, INC.



Date: October 29, 1996             BY:
                                       Melvin J. Gordon
                                       Chairman of the Board



                                    BY:
                                       G. Howard Ember
                                       Vice President - Finance