Form 10-K
period 1996-12-31
TOOTSIE ROLL INDUSTRIES INC
filed 1997-03-31
CIK 98677

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-K
(MARK ONE)
[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED DECEMBER  31, 1996

                                          OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


         FOR THE TRANSITION PERIOD FROM                TO
                                        --------------   ----------------

                            COMMISSION FILE NUMBER 1-1361


-------------------------------------------------------------------------------

                            TOOTSIE ROLL INDUSTRIES, INC.
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

-------------------------------------------------------------------------------

              VIRGINIA                                 22-1318955
   -------------------------------         ---------------------------------
   (STATE OR OTHER JURISDICTION OF         (IRS EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

                  7401 SOUTH CICERO AVENUE, CHICAGO, ILLINOIS 60629
                 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                    REGISTRANT'S TELEPHONE NUMBER:  (312) 838-3400
             SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                      NAME OF EACH EXCHANGE
               TITLE OF EACH CLASS                     ON WHICH REGISTERED
    -------------------------------------------      -----------------------
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

                        YES     X           NO
                           ---------          ---------

    INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K.
          ----

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

         As of March 11, 1997, 15,553,147 shares of Common Stock, par value $.69-4/9 per share, were outstanding and the aggregate market value of the Common Stock (based upon the closing price of the stock on the New York Stock Exchange on such date) held by non-affiliates was approximately $412,520,846. As of March 11, 1997, 7,375,906 shares of Class B Common Stock, par value $.69-4/9 per share, were outstanding. Class B Common Stock is not traded on any exchange, is restricted as to transfer or other disposition, but is convertible into Common Stock on a share-for-share basis. Upon such conversion, the resulting shares of Common Stock are freely transferable and publicly traded. Assuming all 7,375,906 shares of outstanding Class B Common Stock were converted into Common Stock, the aggregate market value of Common Stock held by non-affiliates on March 11, 1997 (based upon the closing price of the stock on the New York Stock Exchange on such date) would have been approximately $452,288,852. Determination of stock ownership by non-affiliates was made solely for the purpose of this requirement, and the Registrant is not bound by these determinations for any other purpose.

                         DOCUMENTS INCORPORATED BY REFERENCE

         1. Portions of the Company's Annual Report to Shareholders for the year ended December 31, 1996 (the "1996 Report") are incorporated by reference in Parts I and II of this report.

         2. Portions of the Company's Definitive Proxy Statement which will be distributed on or before April 30, 1997 in connection with the Company's 1997 Annual Meeting of Shareholders (the "1997 Proxy Statement") is incorporated by reference in Part III of this report.

                                    PART I

ITEM 1.  BUSINESS.

         Tootsie Roll Industries, Inc. and its consolidated subsidiaries (the "Company") are engaged in the manufacture and sale of candy. This is the only industry segment in which the Company operates and is its only line of business. A majority of the Company's products are sold under the registered trademarks "Tootsie," "Tootsie Roll," or "Tootsie Pop." The principal product of the Company is the familiar "Tootsie Roll," a chocolate-flavored candy of a chewy consistency, which is sold in several sizes and which is also used as a center for "Tootsie Pops," a spherical fruit or chocolate-flavored shell of hard candy with a center of "Tootsie Roll" candy on a paper safety stick. The Company and its predecessors have manufactured the "Tootsie Roll" product to substantially the same formula and sold it under the same name for 100 years. The Company's products also include "Tootsie Roll Flavor Rolls" and "Tootsie Frooties," multiflavored candies of chewy consistency.

         The Company also manufactures and sells molded candy drop products under the registered trademark "Mason" and "Tootsie," including "Mason Dots" and "Mason Crows."

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

         The Company's products are marketed in a variety of packages designed to be suitable for display and sale in different types of retail outlets. They are distributed through approximately 100 candy and grocery brokers and by the Company itself to approximately 15,000 customers throughout the United States. These customers include wholesale distributors of candy and groceries, supermarkets, variety stores, chain grocers, drug chains, discount chains, cooperative grocery associations, warehouse and membership club stores, vending machine operators, and fund-raising charitable organizations.

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

         The Company did not have a material backlog of firm orders at the end of the calendar years 1995 or 1996.

         Packaging materials and ingredients used by the Company are readily obtainable from a number of suppliers at competitive prices. Packaging costs, which peaked in 1995, fell slightly in 1996 as continued strength in the domestic economy was partially offset by some weakness in foreign demand.
 The average cost of certain key ingredients increased in 1996 compared to 1995. Adverse spring weather in the Midwest in 1996 was disruptive to the grains and oilseed crops and, coupled with strong export demand earlier in the year, produced record high corn prices in the United States during the summer. The Company also saw increased prices in dairy products in 1996 due to higher feed grain prices, and in sugar due to a poor sugar beet crop and strong domestic demand. The Company has engaged in hedging transactions in sugar and corn and may do so in the future if and when advisable. From time to time the Company changes the size of certain of its products, which are usually sold at standard retail prices, to reflect significant changes in raw material costs.

         The Company does not hold any material patents, licenses, franchises or concessions. The Company's major trademarks are registered in the United States and in many other countries. Continued trademark protection is of material importance to the Company's business as a whole.

         The Company does not expend significant amounts on research or development activities.

         Compliance with Federal, State and local regulations which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect on the capital expenditures, earnings or competitive position of the Company nor does the Company anticipate any such material effects from presently enacted or adopted regulations.

         The Company employs approximately 1,750 persons.

         The Company has found that its sales normally maintain a consistent level throughout the year except for a substantial upsurge in the third quarter which reflects sales associated with Halloween. In anticipation of this high sales period, the Company generally begins its Halloween inventory build up in the second quarter of each year. The Company historically offers extended credit terms for sales made under Halloween sales programs. Each year, after Halloween receivables have been paid, the Company invests funds in various temporary cash investments.

         Revenues from a major customer aggregated approximately 16.2%, 16.0% and 16.8% of total net sales during the years ended December 31, 1996, 1995 and 1994, respectively.

         For a summary of sales, net earnings and assets of the Company by geographic area and additional information regarding the foreign subsidiaries of the Company, see
Note 10 of the Notes to Consolidated Financial Statements on Page 15 of the Company's Annual Report to Shareholders for the year ended December 31, 1996 (the "1996 Report") and on Page 4 of the 1996 Report under the section entitled "International." Note 10 and the aforesaid section are incorporated herein by reference. Portions of the 1996 Report are filed as an exhibit to this report.

ITEM 2.  PROPERTIES.

         The Company owns its principal plant and offices which are located in Chicago, Illinois in a building consisting of approximately 2,200,000 square feet. The Company utilizes approximately 1,600,000 square feet for offices, manufacturing and warehousing facilities and leases, or has available to lease to third parties, approximately 600,000 square feet.

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

         Charms L.P., a subsidiary, owns a facility in Covington, Tennessee, containing approximately 267,000 square feet of manufacturing, warehousing and office space.

         Cambridge Brands, Inc., a subsidiary, owns a facility in Cambridge, Massachusetts, containing approximately 145,000 square feet. The facility consists of manufacturing, warehousing and office space on five floors.

         The Company also owns a facility in Mexico City, Mexico, consisting of approximately 57,000 square feet plus parking lot and yard area comprising approximately 25,000 square feet. The facility consists of manufacturing, warehousing and office space.

         The Company owns substantially all of the production machinery and equipment located in the plants in Chicago, New York, Covington (Tennessee), Cambridge (Massachusetts) and Mexico City. The Company considers that all of its facilities are well maintained, in good operating condition and adequately insured.

ITEM 3.  LEGAL PROCEEDINGS.

         There are no material pending legal proceedings known to the Company to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the Company's shareholders through the solicitation of proxies or otherwise during the fourth quarter of 1996.

ADDITIONAL ITEM.   EXECUTIVE OFFICERS OF THE REGISTRANT.

         See the information on Executive Officers set forth in the table in
Part III, Item 10, Page 6 of this report, which is incorporated herein by reference.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is traded on the New York Stock Exchange. The Company's Class B Common Stock is subject to restrictions on transfer and no market exists for such shares of Class B Common Stock. The Class B Common Stock is convertible at the option of the holder into shares of Common Stock on a share for share basis. As of March 11, 1997, there were approximately 9,500 holders of record of Common and Class B Common Stock. For information on the market price of, and dividends paid with respect to, the Company's Common Stock, see the section entitled "1996-1995 Quarterly Summary of Tootsie Roll Industries, Inc. Stock Prices and Dividends" which appears on Page 16 of the 1996 Report. This section is incorporated herein by reference and filed as an exhibit to this report.

ITEM 6.  SELECTED FINANCIAL DATA.

         See the section entitled "Five Year Summary of Earnings and Financial Highlights" which appears on Page 17 of the 1996 Report. This section is incorporated herein by reference and filed as an exhibit to this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         See the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Pages 5-7 of the 1996 Report. This section is incorporated herein by reference and filed as an exhibit to this report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements, together with the report thereon of Price Waterhouse LLP dated February 12, 1997, appearing on Pages 8-15 of the 1996 Report and the Quarterly Financial Data on Page 16 of the 1996 Report are incorporated by reference in this report. With the exception of the aforementioned information and the information incorporated in Items 1, 5, 6 and 7, the 1996 Report is not to be deemed filed as part of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         See the information with respect to the Directors of the Company which is set forth in the section entitled "Election of Directors" of the Company's Definitive Proxy Statement to be used in connection with the Company's 1997 Annual Meeting of Shareholders (the "1997 Proxy Statement"). Except for the last paragraph of this section relating to the compensation of Directors, this section is incorporated herein by reference. See the information in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's 1997 Proxy Statement, which section is incorporated herein by reference. The 1997 Proxy Statement will be filed with the Securities and Exchange Commission on or before April 30, 1997.

         The following table sets forth the information with respect to the executive officers of the Company:

         Name                   Position (1)                         Age
         ----                   --------                             ---

         Melvin J. Gordon*      Chairman of the Board
                                 and Chief Executive Officer (2)      77

         Ellen R. Gordon*       President and Chief
                                 Operating Officer (2)                65

         G. Howard Ember Jr.    Vice President/Finance                44
         John W. Newlin Jr.      Vice President/Manufacturing         60

         Thomas E. Corr         Vice President/Marketing and
                                 Sales                                48

         James M. Hunt          Vice President/Distribution           54

         Barry P. Bowen         Treasurer                             41

         *A member of the Board of Directors of the Company.

(1) Mr. and Mrs. Gordon and Messrs. Newlin and Corr have served in the positions set forth in the table as their principal occupations for more than the past seven years. Mr. Ember has served in his position for the past six years, and in the seven years prior to that, served the Company in the position of Treasurer and Assistant Vice President of Finance. Mr. Hunt has served in his position for the past four years and in the fifteen years prior to that, served the Company in the positions of Director of Distribution and Assistant Vice President of Distribution. Mr. Bowen has served in his position for the past six years. Mr. and Mrs. Gordon have also served as President and Vice President, respectively of HDI Investment Corp., a family investment company.

(2) Melvin J. Gordon and Ellen R. Gordon are husband and wife.

ITEM 11. EXECUTIVE COMPENSATION.

         See the information set forth in the section entitled "Executive Compensation and Other Information" of the Company's 1997 Proxy Statement. Except for the "Report on Executive Compensation" and "Performance Graph," this section of the 1997 Proxy Statement is incorporated herein by reference. See the last paragraph of the section entitled "Election of Directors" of the 1997 Proxy Statement, which paragraph is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         For information with respect to the beneficial ownership of the Company's Common Stock and Class B Common Stock by the beneficial owners of more than 5% of said shares and by the management of the Company, see the sections entitled "Ownership of Common Stock and Class B Common Stock by Certain Beneficial Owners" and "Ownership of Common Stock and Class B Common Stock by Management" of the 1997 Proxy Statement. These sections of the 1997 Proxy Statement are incorporated herein by reference.


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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K.

         (a)  Financial Statements.

         The following financial statements and schedules are filed as part of this report:

         (1)  Financial Statements (filed herewith as part of Exhibit 13):

              Report of Independent Accountants

              Consolidated Statements of Earnings and Retained
              Earnings for the three years ended December 31,
              1996

              Consolidated Statements of Cash Flows for the three years ended December 31, 1996

              Consolidated Statements of Financial Position at
              December 31, 1996 and 1995

               Notes to Consolidated Financial Statements
         (2)  Financial Statement Schedules:

              Report of Independent Accountants on Financial
              Statement Schedules

              For the three years ended December 31, 1996-Valuation and Qualifying Accounts


              All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         (3)  Exhibits required by Item 601 of  Regulation S-K:

              See Index to Exhibits which appears following
              Financial Schedule II.

              No reports on Form 8-K were filed during the year ended December 31, 1996.

                                  SIGNATURES


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Tootsie Roll Industries, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  TOOTSIE ROLL INDUSTRIES, INC.


                                  By:
                                      --------------------------------------
                                          Melvin J. Gordon, Chairman
                                          of the Board of Directors
                                          and Chief Executive Officer


                                  Date:    March   , 1997
                                       ---------------------------------------
         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         --------------------     Chairman of the Board
         Melvin J. Gordon             of Directors and Chief
                                      Executive Officer
                                      (principal executive
                                      officer)       March 27, 1997

         --------------------     Director, President
         Ellen R. Gordon              and Chief Operating
                                      Officer        March 27, 1997

         --------------------     Director           March 27, 1997
         Charles W. Seibert


         --------------------     Director and Secretary
         William Touretz                             March 27, 1997


         --------------------     Director           March 27, 1997
         Lana Jane Lewis-Brent


         --------------------     Vice President, Finance
         G. Howard Ember Jr.          (principal financial
                                      officer and principal
                                      accounting officer)
                                                     March  27, 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Tootsie Roll Industries, Inc.


         Our audits of the consolidated financial statements referred to in our report dated February 12, 1997 appearing on Page 15 of the 1996 Annual Report to Shareholders of Tootsie Roll Industries, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth herein when read in conjunction with the related consolidated financial statements

PRICE WATERHOUSE LLP
Chicago, Illinois
February 12, 1997

                                FINANCIAL SCHEDULE

                          TOOTSIE ROLL INDUSTRIES, INC.
                            AND SUBSIDIARY COMPANIES

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                        DECEMBER 31, 1996, 1995 AND 1994


                                                 Additions
                               Balance at        charged to                         Balance at
                               beginning         costs and                            End of
Classification                  of year           expenses         Deductions          Year
--------------                  --------         ----------        ----------       ------------


1996:
Reserve for bad debts        $ 1,446,000       $  476,204        $  296,204 (1)    $ 1,626,000
Reserve for cash discounts       328,000        6,767,016         6,836,016 (2)        259,000
                              -----------       ----------        --------------   ------------

                               $1,774,000       $7,243,220        $7,132,220        $ 1,885,000
                              -----------       ----------        --------------   ------------
1995:
Reserve for bad debts        $ 1,173,000          563,162           290,162 (1)    $ 1,446,000
Reserve for cash discounts       293,000        6,163,894         6,128,894 (2)        328,000
                              -----------       ----------        --------------   ------------
                                1,466,000       $6,727,056        $6,419,056        $ 1,774,000

1994:
Reserve for bad  debts       $ 1,835,000          350,935         1,012,935 (1)    $ 1,173,000
Reserve for cash discounts       240,000        5,972,711         5,919,711 (2)        293,000
                              -----------       ----------        --------------   ------------
                              $ 2,075,000       $6,323,646        $6,932,646        $ 1,466,000
                              -----------       ----------        --------------   ------------



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

3.2 Amended and Restated By-Laws.

3.3 Specimen Class B Common Stock Certificate.  Incorporated by reference to
          Exhibit 1.1 to Company's Registration Statement on Form 8-A dated February 29, 1988.

10.5*Consultation Agreement between the Company and William Touretz dated
          December 21, 1979. Incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the year ended December 31, 1992; Commission File No. 1-1361.

10.5.1*Modification Agreement between the Company and William Touretz dated as of December 5, 1984. Incorporated by reference to Exhibit
          10.5.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1984; Commission File No. 1-1361.

10.5.2* Modification Agreement between the Company and William Touretz dated as of December 13, 1985. Incorporated by reference to Exhibit
          10.5.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1985; Commission File No. 1-1361.

10.5.3*Modification Agreement between the Company and William Touretz dated as of December 17, 1986. Incorporated by reference to Exhibit
          10.5.3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1986; Commission File No. 1-1361.

10.8.1*Excess Benefit Plan. Incorporated by reference to Exhibit 10.8.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1990; Commission File No. 1-1361.

10.8.2*Career Achievement Plan of the Company.  Incorporated by reference to
          Exhibit 10.8.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993; Commission File No. 1-1361.

10.12*Restatement of Split Dollar Agreement (Special Trust) between the
         Company and the trustee of the Gordon Family 1993 Special Trust dated January 31, 1997.

10.21*Executive Split Dollar Insurance and Collateral Assignment Agreement between the Company and G. Howard Ember Jr. dated July 30, 1994. Incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994; Commission File No. 1-1361.

10.22*Executive Split Dollar Insurance and Collateral Assignment Agreement between the Company and John W. Newlin dated July 30, 1994. Incorporated by reference to Exhibit 10.22 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994; Commission File No. 1-1361.

10.23*Executive Split Dollar Insurance and Collateral Assignment Agreement between the Company and Thomas E. Corr dated July 30, 1994. Incorporated by reference to Exhibit 10.23 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994; Commission File No. 1-1361.

10.24*Executive Split Dollar Insurance and Collateral Assignment Agreement between the Company and James Hunt dated July 30, 1994. Incorporated by reference to Exhibit 10.24 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994; Commission File No. 1-1361.

13The following items incorporated by reference herein from the Company's
         1996 Annual Report to Shareholders for the year ended December 31, 1996 (the "1996 Report"), are filed as Exhibits to this report:

         (i)Information under the section entitled "International" set forth on Page 4 of the 1996 Report;

         (ii)Information under the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth on Pages 5-7 of the 1996 Report;

         (iii)Consolidated Statements of Earnings and Retained Earnings for the three years ended December 31, 1996 set forth on Page 8 of the 1996 Report;

         (iv)Consolidated Statements of Financial Position at December 31, 1996 and 1995 set forth on Pages 9-10 of the 1996 Report;

         (v)Consolidated Statements of Cash Flow for the three years ended December 31, 1996 set forth on Page 11 of the 1996 Report;

         (vi)Notes to Consolidated Financial Statements set forth on Pages 12-15 of the 1996 Report;

         (vii)Report of Independent Accountants set forth on Page 15 of the 1996 Report;

         (viii)Quarterly Financial Data set forth on Page 16 of the 1996 Report;

         (ix)Information under the section entitled "1996-1995 Quarterly Summary of Tootsie Roll Industries, Inc. Stock Prices and Dividends" set forth on Page 16 of the 1996 Report; and

         (x)Information under the section entitled "Five Year Summary of Earnings and Financial Highlights" set forth on Page 17 of the 1996 Report.

21  List of Subsidiaries of the Company.






























































______________________________________
*Executive compensation plan or arrangement.