Form 10-Q
period 1997-03-29
TOOTSIE ROLL INDUSTRIES INC
filed 1997-05-05
CIK 98677

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 Form 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  March 29, 1997  Commission File Number   1 -
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


                                                  Yes  X

No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

               Class                              Outstanding
     Common Stock, $.69 4/9 par value              16,018,418
     Class B Common Stock, $.69 4/9 par value       7,596,383

                                        2
                                PART I - FINANCIAL INFORMATION
                        TOOTSIE ROLL INDUSTRIES, INC. AND
SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF FINANCIAL
POSITION

                                                    (UNAUDITED)
ASSETS                                         March 29
March 30          Dec. 31
 CURRENT ASSETS                                   1997
1996             1996

  Cash & Cash Equiv.                        $ 37,487,705    $
30,835,259   $ 45,658,799
  Marketable Securities                      105,068,687
72,343,386     98,498,317
  Accounts Receivable
   Less Allowances of
   $2,074,000,$1,962,000 & $1,885,000         19,026,063
23,195,231     21,207,346
  Inventories at Cost
   (Last-in,First-out):
  Finished Goods & Work in Process            27,939,041
24,802,427     20,358,811
  Raw Material & Supplies                     12,348,294
14,750,274      9,950,294
  Prepaid Expenses                             4,205,972
4,638,565      3,000,580
  Deferred Income Taxes                        2,839,000
2,923,000      2,839,000

   Total Current Assets                      208,914,762
173,488,142    201,513,147

 PROPERTY, PLANT & EQUIPMENT,
(at Cost)
  Land                                         6,897,457
6,906,137      6,895,126
  Building                                    28,643,304
28,270,993     29,303,643
  Machinery & Equip.                         118,949,136
117,799,121    117,130,552
                                             154,489,897
152,976,251    153,329,321
 Less-Accumulated Deprec.
  and Amortization                            73,820,803
66,586,207     71,642,018
                                              80,669,094
86,390,044     81,687,303

OTHER ASSETS

  Intangibles                                 92,579,027
95,285,327     93,255,603
  Miscellaneous Investment                        26,847
52,535         26,847
  Misc. Other Assets                          16,666,584
10,946,532     14,973,178
                                             109,272,458
106,284,394    108,255,628

    Total Assets                            $398,856,314
$366,162,580   $391,456,078

                                                      (UNAUDITED)
LIABILITIES AND SHAREHOLDERS( EQUITY           March 29
March 30        Dec. 31
 CURRENT LIABILITIES                              1997
1996           1996

  Notes Payable to Banks                    $          --     $
20,000,000  $         --
  Accounts Payable                              9,834,673
8,675,287     8,560,080
  Dividends Payable                             1,756,365
1,479,368     1,667,817
  Accrued Liabilities                          25,732,281
19,482,384    28,239,763
  Fed. & State Income Taxes                    12,869,580
10,918,211     9,716,422
    Total Current Liabilities                  50,192,899
60,555,250    48,184,082

 NON-CURRENT LIABILITIES

  Ind.Dev.Bonds Ser.1992                        7,500,000
7,500,000     7,500,000
  Post Retirement Benefits                      5,708,379
5,479,722     5,636,085
  Deferred Compensation                         8,405,886
4,435,990     7,986,782
  Deferred Fed.Inc.Taxes                        9,212,680
9,053,268     9,268,550
    Total Non-Current Liabilities              30,826,945
26,468,980    30,391,417

 SHAREHOLDERS( EQUITY

  Common Stk., $.69-4/9 par value-
   25,000,000 shares author.
   16,018,418,15,574,428 & 15,617,065
   respectively, issued                        11,123,762
10,815,436    10,845,044
  Class B Common Stk $.69-4/9 par value-
   10,000,000 shares author.
   7,596,383, 7,429,625 & 7,386,988
   respectively issued                          5,275,200
5,159,395     5,129,787
  Capital in Excess of Par Value              198,571,051
171,588,958   171,588,958
  Retained Earnings                           114,002,206
102,266,617   136,352,123
  Cumulative Translation Adjustment           (11,135,749)
(10,692,056)  (11,035,333)
    Total Shareholders( Equity                317,836,470
279,138,350   312,880,579
    Total Liabilities and
      Shareholders( Equity                   $398,856,314
$366,162,580 $ 391,456,078

                                        TOOTSIE ROLL INDUSTRIES,
INC. AND SUBSIDIARIES
                                                  CONSOLIDATED
STATEMENTS OF
                                             EARNINGS AND
RETAINED EARNINGS (NOTE 1)

(UNAUDITED)



 13 Weeks Ended
                                                          March
29, 1997 & March 30, 1996

1997            1996

NET SALES (Note 2)                                          $
66,257,600   $ 63,264,854
Cost of goods sold
32,934,937     32,578,259

  Gross Margin
33,322,663     30,686,595

Operating Expenses:
 Marketing, Selling and Advertising
9,894,191      9,620,514
 Distribution and Warehousing
5,160,233      4,831,342
 General and Administrative
3,865,905      3,620,941
 Goodwill amortization
676,575        676,575

19,596,904     18,749,372

  Earnings from Operations
13,725,759     11,937,223
Other Income (Expense) Net
1,658,038      1,057,739

  Earnings before Income Taxes
15,383,797    12,994,962
Provision for Income Taxes
5,633,000      4,877,000
Net Earnings (Note 5)
9,750,797      8,117,962

Retained Earnings at beginning of period
136,352,123    121,476,879

146,102,920    129,594,841
Deduct:
 Cash Dividends
1,662,380      1,368,038
 Stock Dividends - 3%
30,438,334     25,960,186

32,100,714     27,328,224
Retained Earnings at end of period
$114,002,206   $102,266,617
   Net Earnings per Share (Note 3)

 $ .41          $ .34
   Dividends Per Share *

 $ .0725        $ .0625

Average Number of Shares Outstanding
 (Notes 3 & 4)
23,633,551    23,689,801

*Does not include 3% Stock Dividend to Shareholders of Record on
3/11/97 and 3/11/96.

                        TOOTSIE ROLL INDUSTRIES, INC.
                              AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
<CAPTION:
                                                       13 Weeks
Ended
                                             March 29, 1997  &
March 30, 1996
                                                 1997

  1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings                                 $ 9,750,797
$ 8,117,962
Adjustments to reconcile net earnings to
 net cash provided by operating activities:
  Depreciation and amortization                2,876,210

2,772,611

  (Increase) decrease in assets:
   Accounts receivable                         2,157,902

  422,191
   Inventories                               (10,030,144)
(7,241,236)
   Prepaid expenses and other assets          (2,942,073)

 (118,206)

  Increase (decrease) in liabilities:
   Accounts payable and accrued liabilities   (1,225,562)

  686,722
   Income taxes payable and deferred           3,095,870

2,933,948
   Postretirement health care and life
    insurance benefits                            72,294

   94,183
   Other long term liabilities                   419,104

  (90,946)
   Other                                         (31,030)

   119,150

Net cash provided by operating activities      4,143,368

7,696,379

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                        (1,138,150)
(6,571,427)
  Purchase of held to maturity securities    (12,234,589)
(21,625,851)
  Maturity of held to maturity securities      5,229,865

5,208,198
  Purchase of available for sale securities   (6,000,000)

       --
  Sale and maturity of available for
   sale securities                             6,434,354

       --

Net cash used in investing activities        ( 7,708,520)
(22,989,080)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid in cash                      (1,667,817)
(1,396,026)
  Shares repurchased and retired              (2,938,125)

        --

Net cash used in financing activities         (4,605,942)
(1,396,026)

Decrease in cash and cash equivalents         (8,171,094)
(16,688,727)
Cash and cash equivalents-beginning of year   45,658,799
47,523,986

Cash and cash equivalents end of quarter     $37,487,705
$30,835,259
Supplemental cash flow information:
  Income taxes paid                          $ 2,420,000
$   301,000
  Interest paid                              $   202,000
$   372,000

           TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 29, 1997
                              (UNAUDITED)



Note 1 - Foregoing data has been prepared from the unaudited
financial records           of the Company and in the opinion of
Management all adjustments               necessary for a fair
statement of the results for the interim period           have
been reflected.  All adjustments were of a normal and recurring nature.


Note 2 - The Company's unshipped orders at March 29, 1997
amounted to                   $13,700,000.


Note 3 - Based on Average Shares outstanding adjusted for Stock
Dividends.


Note 4 - Includes 3% Stock Dividends distributed on April 22,
1997 and                  April 23, 1996.


Note 5 - Results of operations for the period ended March 29,
1997 are not              necessarily indicative of results to be
expected for the year to end           December 31, 1997 because
of the seasonal nature of the Company's             operations.
Historically, the Third Quarter has been the Company's largest Sales Quarter due to Halloween Sales.


Note 6 - Form 8-K was not required to be filed during the First
Quarter of             1997.


Note 7 - Sales of unregistered Securities - None.






<PAGE 7>

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    THE CONSOLIDATED STATEMENTS OF EARNINGS


The following is Management's discussion of the Company's operating results and analysis of factors which have affected the accompanying Statement of Earnings:

NET SALES:
                                              First Quarter, 1997
                 First Quarter                         vs.
              1997          1996              First Quarter, 1996
          $66,257,600     $63,264,854                +4.7%

First Quarter 1997 net sales of $66,257,600, a record, were up 4.7% from First Quarter 1996 net sales of $63,264,854. Sales rose as a result of successful promotional programs, the introduction of new products and product line extensions into the distribution channels. The increase in net sales principally reflects increases in volume.



First Quarter 1997 net sales of $66,257,600 were down from Fourth
Quarter 1996 net sales of $76,475,083. This is not considered unusual as the First Quarter of the year is normally the company's lowest quarter in sales and is consistent with the historical trend.

COST OF SALES:
                                               Cost of Sales as a
            First Quarter                    Percentage of Net
Sales
        1997           1996               1st Qtr. 1997  1st Qtr.
1996
     $32,934,937    $32,578,259                49.7%
51.5%

Cost of sales as a percentage of net sales decreased slightly from 51.5% for First Quarter 1996 to 49.7% for First Quarter 1997. This improvement reflects lower prices in certain ingredients and packaging material costs and the benefits of higher sales volumes against relatively fixed factory overhead costs.

NET EARNINGS:
                                             First Quarter, 1997
          First  Quarter                               vs.
         1997          1996                  First Quarter, 1996
      $9,750,797     $8,117,962                      +20.1%

First Quarter 1997 net earnings of $9,750,797 or $0.41 per share, a record, were up 20.1% from net earnings of $8,117,962 or $0.34 per share for the First Quarter 1996. The increase in net earnings reflects higher sales, improved gross profit margins and effective on-going cost control programs which resulted in higher income from operations. Increased investment income and decreased interest expense also contributed to the overall increase in first quarter 1997 net earnings.




The consolidated effective income tax rate decreased from 37.5% in the first quarter of 1996 to 36.6% in the first quarter of 1997. This favorable decrease reflect increased tax-free investment income as well as certain other state and foreign tax benefits.

First Quarter 1997 net earnings of $9,750,797 decreased $868,554 or 8.2% from Fourth Quarter of 1996 net earnings of $10,619,351, which reflects the lower level of sales in the First Quarter 1997 compared to the Fourth Quarter 1996. This is consistent with historical trends.

                   PART II  -  OTHER INFORMATION



                   TOOTSIE ROLL INDUSTRIES, INC.
                           AND SUBSIDIARIES








                            -  NONE  -








                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               TOOTSIE ROLL INDUSTRIES, INC.



Date: May 7, 1997              BY:
                                  Melvin J. Gordon
                                  Chairman of the Board



                               BY:
                                  G. Howard Ember
                                  Vice President - Finance