Form 10-Q
period 1997-06-28
TOOTSIE ROLL INDUSTRIES INC
filed 1997-07-31
CIK 98677

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 Form 10 - Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended   June 28, 1997 Commission File Number   1 -
1361



                      TOOTSIE ROLL INDUSTRIES, INC.



            (Exact name of registrant as specified in its charter)


                VIRGINIA                          22 - 1318955



     (State or other jurisdiction of         (I.R.S. Employer
      incorporation or organization)          Identification
Number)


         7401 South Cicero Avenue
         Chicago, Illinois                          60629


     (Address of principal executive offices)     (Zip Code)


Registrant's telephone number, including area code    (773) 838 -
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


                                                  Yes  X

No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

               Class                              Outstanding
     Common Stock, $.69 4/9 par value              15,948,909
     Class B Common Stock, $.69 4/9 par value       7,573,892

<PAGE 2>

                                PART I - FINANCIAL INFORMATION
                        TOOTSIE ROLL INDUSTRIES, INC. AND
SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF FINANCIAL
POSITION
                                                     (UNAUDITED)
ASSETS                                          June 28
June 29           Dec. 31
 CURRENT ASSETS                                   1997
1996             1996

  Cash & Cash Equiv.                        $ 41,979,248    $
36,984,898   $ 45,658,799
  Marketable Securities                       38,954,587
62,914,374     98,498,317
  Accounts Receivable
   Less Allowances of
   $2,146,000,$1,994,000 & $1,885,000         19,759,642
22,599,033     21,207,346
  Inventories at Cost
   (Last-in,First-out):
  Finished Goods & Work in Process            40,224,993
36,804,424     20,358,811
  Raw Material & Supplies                     13,785,906
14,880,942      9,950,294
  Prepaid Expenses                             4,450,370
4,983,613      3,000,580
  Deferred Income Taxes                        2,839,000
2,923,000      2,839,000

   Total Current Assets                      161,993,746
182,090,284    201,513,147

 PROPERTY, PLANT & EQUIPMENT,
(at Cost)
  Land                                         6,894,139
6,905,066      6,895,126
  Building                                    28,393,242
28,268,965     29,303,643
  Machinery & Equip.                         121,778,739
118,391,385    117,130,552
                                             157,066,120
153,565,416    153,329,321
 Less-Accumulated Deprec.
  and Amortization                            75,839,385
67,887,372     71,642,018
                                              81,226,735
85,678,044     81,687,303

OTHER ASSETS

  Intangibles                                 91,902,453
94,608,752     93,255,603
  Investments                                 53,661,021
33,307         26,847
  Misc. Other Assets                          16,826,535
11,152,556     14,973,178
                                             162,390,009
105,794,615    108,255,628

    Total Assets                            $405,610,490
$373,562,943   $391,456,078

                                                      (UNAUDITED)
LIABILITIES AND SHAREHOLDERS( EQUITY            June 28
June 29        Dec. 31
 CURRENT LIABILITIES                              1997
1996           1996

  Notes Payable to Banks                    $          --     $
20,000,000  $         --
  Accounts Payable                             10,393,202
8,209,789     8,560,080
  Dividends Payable                             1,940,654
1,667,817     1,667,817
  Accrued Liabilities                          28,666,646
20,703,103    28,239,763
  Fed. & State Income Taxes                     9,462,415
9,347,906     9,716,422
    Total Current Liabilities                  50,462,917
59,928,615    48,184,082

 NON-CURRENT LIABILITIES

  Ind.Dev.Bonds Ser.1992                        7,500,000
7,500,000     7,500,000
  Post Retirement Benefits                      5,789,881
5,532,061     5,636,085
  Deferred Compensation                         8,777,168
4,787,349     7,986,782
  Deferred Fed.Inc.Taxes                        9,078,530
9,050,931     9,268,550
    Total Non-Current Liabilities              31,145,579
26,870,341    30,391,417

 SHAREHOLDERS( EQUITY

  Common Stk., $.69-4/9 par value-
   25,000,000 shares author.
   15,948,909,15,596,753 & 15,617,065
   respectively, issued                        11,075,492
10,830,939    10,845,044
  Class B Common Stk $.69-4/9 par value-
   10,000,000 shares author.
   7,573,892, 7,407,300 & 7,386,988
   respectively issued                          5,259,581
5,143,892     5,129,787
  Capital in Excess of Par Value              194,189,254
171,588,958   171,588,958
  Retained Earnings                           124,568,911
109,925,917   136,352,123
  Cumulative Translation Adjustment           (11,091,244)
(10,725,719)  (11,035,333)
    Total Shareholders( Equity                324,001,994
286,763,987   312,880,579
    Total Liabilities and
      Shareholders( Equity                   $405,610,490
$373,562,943 $ 391,456,078


<PAGE 4>
                               TOOTSIE ROLL INDUSTRIES, INC. AND
SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS
OF
                                  EARNINGS AND RETAINED EARNINGS
(NOTE 1)
                                                (UNAUDITED)

                                                   13 Weeks Ended

                   26 Weeks Ended
                                          June 28, 1997 &  June
29, 1996   June 28, 1997 &  June 29,1996
                                               1997
1996            1997             1996
NET SALES (Note 2)                        $ 82,287,560     $
72,511,335    $148,545,160     $135,776,189
Cost of goods sold                          40,905,105
37,219,507      73,840,042       69,797,766

  Gross Margin                              41,382,455
35,291,828      74,705,118       65,978,423

Operating Expenses:
 Marketing, Selling and Advertising         12,404,317
11,722,836      22,298,508       21,343,350
 Distribution and Warehousing                5,877,557
5,380,882      11,037,790       10,212,224
 General and Administrative                  4,221,345
3,776,147       8,087,250        7,397,088
 Goodwill amortization                         676,575
676,575       1,353,150        1,353,150
                                            23,179,794
21,556,440      42,776,698       40,305,812
  Earnings from Operations                  18,202,661
13,735,388      31,928,420       25,672,611
Other Income (Expense) Net                   1,431,698
1,037,729       3,089,736        2,095,468

  Earnings before Income Taxes              19,634,359
14,773,117      35,018,156       27,768,079
Provision for Income Taxes                   7,127,000
5,446,000      12,760,000       10,323,000
Net Earnings (Note 5)                       12,507,359
9,327,117      22,258,156       17,445,079

Retained Earnings at beginning of period   114,002,206
102,266,617     136,352,123      121,476,879
                                           126,509,565
111,593,734     158,610,279      138,921,958
Deduct:
 Cash Dividends                              1,940,654
1,667,817       3,603,034        3,035,855
 Stock Dividends - 3%                               --

  --      30,438,334       25,960,186
                                             1,940,654
1,667,817      34,041,368       28,996,041
Retained Earnings at end of period        $124,568,911
$109,925,917    $124,568,911     $109,925,917
   Net Earnings per Share (Note 3)             $ .53            $
 .39           $ .94            $ .74
   Dividends Per Share *                       $ .0825          $
 .0725         $ .155           $ .135
Average Number of Shares Outstanding
 (Notes 3 & 4)                              23,591,801
23,689,801      23,612,372       23,689,801

*Does not include 3% Stock Dividend to Shareholders of Record on
3/11/97 and 3/11/96.

PAGE <5>
           TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 28, 1997
                              (UNAUDITED)



Note 1 - Foregoing data has been prepared from the unaudited financial records of the Company and in the opinion of Management all adjustments necessary for a fair statement of the results for the interim period have been reflected. All adjustments were of a normal and recurring nature.


Note 2 - The Company's unshipped orders at June 28, 1997 amounted to $26,000,000.


Note 3 -  Based on Average Shares outstanding adjusted for Stock
Dividends.


Note 4 -  Includes 3% Stock Dividends distributed on April 22,
1997 and April 23, 1996.


Note 5 - Results of operations for the period ended June 28, 1997 are not necessarily indicative of results to be expected for the year to end December 31, 1997 because of the seasonal nature of the Company's operations. Historically, the Third Quarter has been the Company's largest Sales Quarter due to Halloween Sales.


Note 6 -  Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Exhibit
                Number                     Description of Exhibit



                 3.1            Restated Articles of
Incorporation of
                                  Tootsie Roll Industries, Inc.

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed for the quarter
                ended June 28, 1997.

Note 7 -  Sales of unregistered Securities - None.

<PAGE 6>

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATION


The following is Management's discussion of the Company's operating results and analysis of factors which have affected the accompanying Statement of Earnings:


NET SALES:
                                              Second Quarter,
1997
                Second Quarter                       vs.
               1997          1996              Second Quarter,
1996
           $82,287,560     $72,511,335             +13.5

                                                First Half, 1997
                 First Half                          vs.
              1997          1996                First Half, 1996
           $148,545,160   $135,776,189               +9.4%

Second Quarter 1997 net sales of $82,287,560, a record, were up
13.5% from the Second Quarter 1996 net sales of $72,511,335.

First Half 1997 net sales of $148,545,160 were up 9.4% from First
Half 1996 net sales of $135,776,189.

Second Quarter 1997 net sales of $82,287,560 were up 24.2% from First Quarter 1997 net sales of $66,257,600.

Record sales for the Second Quarter and First Half of 1997 are principally attributable to effective promotional programs as well as new products and product line extensions. Sales increases were achieved in all of the Company's core brands. Consolidated sales were also favorably affected by improved results in Mexico and Canada.

COST OF SALES:
                                               Cost of Sales as a
            Second Quarter                  Percentage of Net
Sales
          1997           1996             2nd Qtr. 1997  2nd Qtr.
1996
      $40,905,105    $37,219,507                49.7%
51.3%

                                              Cost of Sales as a
              First Half                   Percentage of Net
Sales
         1997           1996             1st Half 1997  1st Half
1996
     $73,840,042    $69,797,766                49.7%        51.4%

<PAGE 7>

Cost of sales as a percentage of net sales decreased from 51.3% for the Second Quarter of 1996 to 49.7% for the Second Quarter of 1997. First Half cost of sales also decreased from 51.4% in 1996 to 49.7% for the same period in 1997. This improvement reflects lower prices in certain ingredients and packaging materials and the benefits of higher sales volumes against relatively fixed factory overhead costs.

NET EARNINGS:
                                            Second Quarter, 1997
         Second  Quarter                            vs.
         1997          1996                 Second Quarter, 1996
     $12,507,359    $ 9,327,117                     +34.1%

                                              First Half, 1997
           First Half                                vs.
         1997          1996                   First Half, 1996
     $22,258,156    $17,445,079                     +27.6%

Second Quarter 1997 net earnings of $12,507,359 or $.53 per share, a record, were up 34.1% from net earnings of $9,327,117 or $.39 per share for the Second Quarter of 1996.

First Half 1997 net earnings of $22,258,156 or $.94 per share, also a new record, were up 27.6% from the prior year's First
Half net earnings of $17,445,079 or $.74 per share.

Second Quarter 1997 net earnings of $12,507,359 increased
$2,756,562 or 28.3% from First Quarter 1997 net earnings of $9,750,797.

The increase in net earnings for the Second Quarter and First Half of 1997 reflects higher sales, improved gross profit margins and effective on-going cost control programs which resulted in higher income from operations. Increased investment income and decreased interest expense also contributed to the overall increase in net earnings.

The consolidated effective income tax rate decreased from 37.1% in the First Half of 1996 to 36.4% in the First Half of 1997. This favorable decrease reflects increased tax-free investment income as well as certain other state and foreign tax benefits.


<PAGE 8>
                      PART II  -  OTHER INFORMATION


                      TOOTSIE ROLL INDUSTRIES, INC
                             AND SUBSIDIARIES



Item 4.  Submission of Matters to a Vote of Security-Holders

At the Annual Meeting of Shareholders of the Company, held on May
5, 1997, the
following number of votes were cast for the matters indicated:

1. For the election of five Directors of the Company by the holders of Common Shares and Class B
    Common Shares voting together:


                Broker
    Nominee                  For                  Withheld

   Abstain      Non-vote
Melvin J. Gordon              85,393,423            957,154

       -0-           -0-

Ellen R. Gordon               85,394,130            956,447

       -0-           -0-

Lana Jane Lewis-Brent         85,371,046            979,531

       -0-           -0-

Charles W. Siebert            85,342,619          1,007,958

       -0-           -0-

William Touretz               85,328,895          1,021,682

       -0-           -0-


2. Proposal to amend the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock from 25,000,000 to 50,000,000 and Class B Common
    Stock from 10,000,000 to 20,000,000:



                Broker
                             For                  Withheld

   Abstain      Non-vote
Common Shares                 13,673,541            952,851

     27,455          -0-

Class B Common Shares         70,651,770            993,830

     51,130          -0-

3.  Proposal to approve the Tootsie Roll Industries, Inc. Bonus
Incentive Plan:



                Broker
                             For                  Withheld

   Abstain      Non-vote
Common Shares and Class B
Common Shares voting together 84,540,336          1,381,074

    429,167          -0-

4. Proposal to ratify the appointment of Price Waterhouse LLP as auditors for the fiscal year 1997:



                Broker
                             For                  Withheld

   Abstain      Non-vote
Common Shares and Class B
Common Shares voting together 85,511,262            809,526

     29,789          -0-

No other matters were submitted to a vote by ballot at the 1997
Annual Meeting.


                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    TOOTSIE ROLL INDUSTRIES, INC.



Date:  July 30, 1997                 BY:

                                       Melvin J. Gordon
                                       Chairman of the Board



                                    BY:
                                       G. Howard Ember
                                       Vice President - Finance




                                 -7-

<PAGE 9>
                                RESTATED ARTICLES OF
INCORPORATION


OF
                                       TOOTSIE ROLL INDUSTRIES,
INC.


                     FIRST:  The name of the corporation is
Tootsie Roll Industries, Inc.

                    SECOND: Its principal office in this State is to be located in the City of Richmond, State of Virginia.

                    THIRD: The purposes for which it is formed are as follows:

       (1) To manufacture or otherwise produce, buy, sell, import, export, use, prepare, traffic in and every way deal in and with, either as principal or agent or otherwise, candies, cakes, crackers and confections of all kinds and the raw material from which they are made and the products made therefrom and all like or kindred products.

       (2) To manufacture, buy, sell, import, export and otherwise deal in all kinds of chocolates, cocoa, fruits, nuts, and all products of cocoa beans and the nut of the cocoa tree and all other kinds of nuts and all kinds of fruits, either separately or in combination with other substances, candies or confections of all kinds.

       (3) To manufacture or otherwise produce, import, export, buy, sell, use, prepare, traffic in and in every way deal in and with, either as principal or agent or otherwise, beverages, soda water, mineral waters, sugars, syrups, extracts and other merchandise of every kind, nature and description.

       (4) To import, export, buy, sell, use, prepare, cure, ripen, polish, burn, brown, raise, cultivate or in any manner deal in and with, treat, cure or handle coffees and teas and the products or by-products thereof in any and all forms.

       (5) To operate a chain of stores for the sale, at wholesale or retail of said products or any of them and any other merchandise which may be deemed desirable, and to maintain one or more offices and depots, either within or without the State of Virginia and in any and all States, Territories, Districts, Colonies and Dependencies of the United States and in any and all foreign countries but only to the extent permitted by the laws of such States, Territories, Districts, Colonies and Dependencies of the United States and such foreign countries.

       (6) To buy, manufacture, sell, lease, let and hire machines and machinery, tools, implements, and appliances, and all other property, real or personal, useful or available, in the manufacture, cultivation, cure or treatment of any form of products and by-products, and articles and materials in any way relating to or connected with anything dealt in by or useful to the corporation.

       (7) To purchase, lease, erect or otherwise acquire, exchange, sell, let or otherwise dispose of, own, maintain, develop and improve any and all property, real or personal, plants, depots, factories, warehouses, stores, buildings or other places useful in connection with the business of the corporation.


<PAGE 10>
       (8) To apply for, obtain, purchase or otherwise acquire any and all patents, patent rights, copyrights, licenses and privileges, inventions, improvements and processes, trademarks, trade names, labels, designs, brands, and blends relating to or useful in connection with any business of the corporation; and to use, exercise, develop, grant licenses in respect of, sell, traffic in and exchange the same.

       (9) To subscribe to, purchase, acquire, hold, own, invest in, assign, pledge, or otherwise dispose of or deal in the stocks, bonds and other securities and obligations of any other corporation, domestic or foreign and issue in exchange therefor its stock, bonds, or other obligations, and while the owner of any such stock, bonds or other obligations, to possess and to exercise in respect thereof all the rights, powers and privileges of individual owners or holders thereof and to exercise any and all voting powers thereon.

      (10) To the extent permitted by law to acquire the goodwill, rights and property, and to undertake the whole or any part of the assets and liabilities, of any person, firm, association or corporation engaged in a similar business, and to pay for the same in cash, stock or bonds of this corporation or otherwise.

      (11) To borrow money for the purpose of the corporation and to issue bonds, notes and other obligations and to secure the same by pledge or mortgage, of the whole or any part of the property of the corporation, either real or personal, or to issue bonds, notes, debentures or other obligations without any such security, and to sell or pledge such bonds, notes or other obligations for its proper corporate purposes.

      (12) To make and enter into lawful contracts and arrangements of every name and nature with any association or corporation, public or private, including any corporation or association in which the directors, officers or stockholders of this corporation may be interested or of which they or any of them may be officers, directors or stockholders, or with any individual or firm whatsoever, whether such individual or any member of such firm be an officer, director or stockholder of this corporation, or an officer, director of stockholder of any other corporation or association in which this corporation may be interested.

      (13) To remunerate any person, firm or corporation for services rendered, or to be rendered, in selling and placing or in aiding, assisting or guaranteeing the selling or placing of any of the shares of stock of this corporation, or any bonds, obligations or other securities issued by it, or in or about the formation, promotion or operation of this corporation or the conduct of its business, or any part thereof.

                 FOURTH:       1.  AUTHORIZED SHARES.  The total
number of shares of all classes of capital stock which the corporation shall have authority to issue is seventy million (70,000,000), consisting of fifty million (50,000,000) shares of Common Stock, par value 69 4/9 cents per share ("Common Stock"), and twenty million (20,000,000) shares of Class B Common Stock, par value 69 4/9 cents per share ("Class B Common Stock").

                 2. COMMON STOCK AND CLASS B COMMON STOCK. (a) The powers, preferences and rights of the Common Stock and the Class B Common Stock, and the qualifications, limitations or restrictions thereof, shall be in all respects identical, except as otherwise required by law or expressly provided in these Articles of Incorporation.
<PAGE 11>
      (b)(1) At each annual or special meeting of stockholders, each holder of Common Stock shall be entitled to one (1) vote in person or by proxy for each share of Common Stock standing in his name on the stock transfer records of the corporation and each holder of Class B Common Stock shall be entitled to ten (10) votes in person or by proxy for each share of Class B Common Stock standing in his name on the stock transfer records of the corporation. Except as set forth herein, all actions submitted to a vote of stockholders shall be voted on by the holders of the Common Stock and the Class B Common Stock voting together as a single class.

      (2) In addition to any other votes which may be required pursuant to these Articles of Incorporation, Virginia law or otherwise, the affirmative vote of the holders of two-thirds of the outstanding shares of Common Stock and Class B
Common Stock, each voting separately as a class, shall be required to authorize any amendment to this subdivision (b)(2) or subdivision (b)(4) of these Articles of Incorporation.

      (3) The holders of the Common Stock and the Class B Common Stock shall each be entitled to vote separately as a class with respect to (i) other amendments to these Articles of Incorporation that alter or change the powers, preferences or special rights of their respective class of stock so as to affect them adversely, including proposals to change the number of authorized shares of their respective class of stock, (ii) amendments to these Articles of Incorporation authorizing additional shares of Common Stock or Class B Common Stock and
(iii) such other matters as may require class voting under the Virginia Stock Corporation Act. The holders of the Common Stock and the Class B Common Stock shall also be entitled to each vote separately as a class upon any proposal to issue authorized but unissued shares of Class B Common Stock, except for shares issued pursuant to the initial distribution of shares of Class B Common Stock as a pro rata dividend to the holders of the Common Stock or in connection with stock splits, stock dividends or similar distributions.

      (4) In addition to any other votes which may be required pursuant to these Articles of Incorporation, Virginia law or otherwise, so long as any shares of Class B Common Stock are outstanding, the affirmative vote of the holders of more than two-thirds of the outstanding shares of Common Stock and Class B Common Stock, each voting separately as a class, shall be required to authorize:


      (A) any merger or consolidation of the corporation with or into any other corporation or any statutory exchange of shares to which the corporation is a party; or

      (B)      any dissolution of the corporation;

provided that the foregoing shall not apply to any merger or consolidation described in subparagraph (A) if the other party to the merger or consolidation is a Subsidiary of the corporation.

                 For purposes of this subdivision (b)(4), a "Subsidiary" is any corporation more than 50% of the voting securities of which are owned directly or indirectly by the corporation.


<PAGE 12>
                (c) If and when dividends on the Common Stock and the Class B Common Stock are declared payable from time to time by the Board of Directors as provided in subdivision (b), whether payable in cash, in property or in shares of stock of the corporation, the holders of the Common Stock and the holders of the Class B Common Stock shall be entitled to share equally, on a per share basis, in such dividends, except that, if dividends are declared that are payable in shares of Common Stock or Class B Common Stock, dividends shall be declared that are payable at the same rate on both classes of stock and the dividends payable in shares of Common Stock shall be payable to the holders of that class of stock and the dividends payable in shares of Class B Common Stock shall be payable to the holders of that class of stock except for shares issued pursuant to the initial distribution of shares of Class B Common Stock. If the corporation shall in any manner subdivide or combine the outstanding shares of Common Stock or Class B Common Stock, the outstanding shares of the other such class of stock shall be proportionally subdivided or combined in the same manner and on the same basis as the outstanding shares of Common Stock or Class B Common Stock, as the case may be, have been subdivided or combined.

                (d)(1) The holder of each outstanding share of Class B Common Stock shall have the right at any time, or from time to time, at such holder's option, to convert such share into one fully paid and non-assessable share of Common Stock, on and subject to the terms and conditions hereinafter set forth.

      (2) In order to exercise his conversion privilege, the holder of any shares of Class B Common Stock to be converted into shares of Common Stock shall present and surrender the certificate representing such shares of Class B Common Stock during usual business hours at any office or agency of the corporation maintained for the transfer of shares of Class B Common Stock and shall deliver a written notice of the election of such holder to convert the shares represented by such certificate or any portion thereof specified in such notice.
Such notice shall also state the name or names (with address) in which the certificate or certificates representing shares of Common Stock which shall be issuable on such conversion shall be issued. If so required by the corporation, any certificate for shares of Class B Common Stock surrendered for conversion into shares of Common Stock shall be accompanied by instruments of transfer, in form satisfactory to the corporation, duly executed by the holder of such shares of Class B Common Stock or his duly authorized representative. Each conversion of shares of Class B Common Stock into shares of Common Stock shall be deemed to have been effected on the date (the

"conversion date") on which the certificate or certificates representing such shares of Class B Common Stock shall have been surrendered for conversion into shares of Common Stock and such notice and any required instruments of transfer shall have been received as aforesaid, and the person or persons in whose name or names any certificate or certificates representing shares of Common Stock which shall be issuable on such conversion shall be deemed to have become immediately prior to the close of business on the conversion date the holder or holders of record of the shares of Common Stock represented thereby.

      (3) As promptly as practicable after the presentation and surrender for conversion into shares of Common Stock, as herein provided, of any certificate representing shares of Class B Common Stock, the corporation shall issue and deliver at such office or agency, to or upon the written order of the holder thereof, certificates representing the number of shares of Common Stock issuable upon such conversion. In case any certificate representing shares of Class B Common Stock shall be surrendered for conversion of a part only of the shares represented thereby into shares of Common Stock, the corporation shall deliver at such office or agency, to or upon the written order of the holder thereof, a certificate or certificates representing the number
<PAGE 13>
of shares of Class B Common Stock represented by such surrendered certificate, which are not being converted. The issuance of certificates representing shares of Common Stock issuable upon the conversion of shares of Class B Common Stock shall be made without charge to the converting holder for any tax imposed on the corporation in respect of the issue thereof. The corporation shall not, however, be required to pay any tax which may be payable with respect to any transfer involved in the issue and delivery of any certificate in a name other than that of the holder of the shares being converted, and the corporation shall not be required to issue or deliver any such certificate unless and until the person requesting the issue thereof shall have paid to the corporation the amount of such tax or shall have established to the satisfaction of the corporation that such tax has been paid.

      (4) Upon any conversion of shares of Class B Common Stock into shares of Common Stock pursuant hereto, no adjustment with respect to dividends shall be made; only those dividends shall be payable on the shares of Class B Common Stock so converted as may be declared and may be payable to holders of record of shares of Class B Common Stock on a date prior to the conversion date with respect to the shares of Class B Common Stock so converted; and only those dividends shall be payable on shares of Common Stock issued upon such conversion of shares of Class B Common Stock as may be declared and may be payable to holders of record of shares of Common Stock on or after such conversion date.

      (5) All shares of Class B Common Stock which shall have been surrendered for conversion into shares of Common Stock as herein provided shall no longer be deemed to be outstanding, and all rights with respect to such shares of Class B Common Stock, including the rights, if any, to receive notices and to vote, shall thereupon cease and terminate, except only the right of the holders thereof, subject to the provisions of subparagraph (3) of this subdivision (d), to receive shares of Common Stock in exchange therefor.

      (6) Such number of shares of Common Stock as may from time to time be required for such purpose shall be reserved for issuance upon conversion of outstanding shares of Class B Common
Stock.

      (7) At any time when the number of "outstanding" shares of Class B Common Stock as reflected on the stock transfer records of the corporation falls below 14% of the aggregate number of "outstanding" shares of Common Stock and of Class B Common Stock, then the outstanding shares of Class B Common Stock shall automatically be converted into shares of Common Stock, on a share-for-share basis. For purposes of the immediately preceding sentence: (i) the total number of shares of Common Stock and/or Class B Common Stock "outstanding" at any time shall not include any shares of Common Stock which, after May 15, 1987, are (a) issued in exchange for the assets or stock of other entities (including pursuant to a merger or other business combination), (b) sold by the corporation for value, (c) issued upon conversion of convertible securities issued in exchange for the assets or stock of other entities or sold by the corporation for value or (d) issued as a stock split or dividend with respect to shares issued or sold pursuant to clause (a), (b) or
(c) above; and (ii) any shares of Common Stock repurchased by the corporation shall no longer be deemed "outstanding" from and after the date of repurchase. In the event the Common Stock is delisted from the New York Stock Exchange or the New York Stock Exchange commences proceedings for delisting and the Common Stock will be precluded by rule or law from being quoted on the National Association of Securities Dealers Automated Quotation System or a successor automated quotation system, the Board of Directors of the corporation shall have
<PAGE 14>
the right by resolution adopted by the Board of Directors to cause each share of Class B Common Stock then issued and outstanding or held as a treasury share to be immediately converted into one share of Common Stock.

      (8) In the event of any automatic conversion of the Class B Common Stock pursuant to subdivision (d)(7), certificates which formerly represented outstanding shares of Class B Common Stock will thereafter be deemed to represent a like number of shares of Common Stock.

                      (e)(1)   No person or persons holding
shares of Class B Common Stock (hereinafter called a "Class B Holder") may transfer, and the corporation shall not register the transfer of, such shares of Class B Common Stock, whether by sale, assignment, gift, bequest, appointment or otherwise, except to a Permitted Transferee of such Class B Holder, which term shall have the following meanings:

      (i) In the case of a Class B Holder who is a natural person and the holder of record and beneficial owner of the shares of Class B Common Stock subject to said proposed transfer, "Permitted Transferee" means (A) the spouse of such Class B Holder, (B) a lineal descendant of a great grandparent of such Class B Holder or a spouse of any such lineal descendant, (C) the guardian or conservator of such Class B Holder who has been adjudged disabled or incapacitated by a court of competent jurisdiction, (D) the executor or administrator of the estate of such deceased Class B Holder, (E) a trustee of a trust (including a voting trust) for the benefit of one or more Class B Holders, other lineal descendants of a great grandparent of such Class B Holder, the spouse of such Class B Holder, the spouses of such other lineal descendants and an organization, contributions to which are deductible for federal income, estate or gift tax purposes (hereinafter called a "Charitable Organization"), and for the benefit of no other person, provided that such trust may grant a general or special power of appointment to the spouse of such Class B Holder, any lineal descendant of such Class B Holder or the spouse of any such lineal descendant, and may permit trust assets to be used to pay taxes, legacies and other obligations of the trust or the estate of such Class B Holder payable by reason of the death of such Class B Holder and provided that such trust prohibits transfer of shares of Class B Common Stock to persons other than Permitted Transferees, as defined in clause (ii) below, (F) a Charitable Organization established by such Class B Holder, such Class B Holder's spouse, a lineal descendant of a great grandparent of such Class B Holder, a spouse of any such lineal descendant, the corporation or employees or former employees (or directors or former directors) of the corporation, and (G) a corporation all the outstanding capital stock of which is owned by, or a partnership all the partners of which are, one or more of such Class B Holders, other lineal descendants of a great grandparent of such Class B Holder or a spouse of any such lineal descendant and the spouse of such Class B Holder, provided that if any share of capital stock of such a corporation (or of any survivor of a merger or consolidation of such a corporation), or any partnership interest in such a partnership, is acquired by any person who is not within such class of persons, all shares of Class B Common Stock then held by such corporation or partnership, as the case may be, shall be deemed without further act to be converted into shares of Common Stock and stock certificates formerly representing such shares of Class B Common Stock shall
<PAGE 15>
thereupon and thereafter be deemed to represent the like number of shares of Common Stock.

      (ii) In the case of a Class B Holder holding the shares of Class B Common Stock subject to said proposed transfer as trustee pursuant to a trust other than a trust described in clause (iii) below, "Permitted Transferee" means (A) any successor trustee or trustees of such trusts; (B) the person who established such trust; and (C) a Permitted Transferee of such person determined pursuant to clause (i) above.

      (iii) In the case of a Class B Holder holding the shares of Class B Common Stock subject to said proposed transfer as trustee pursuant to a trust which was irrevocable on the Record Date (a "Transferor Trust"), "Permitted Transferee" means:

      (A) any successor trustee or trustees of such Transferor Trust;

      (B) any person to whom or for whose benefit principal may be distributed either during or at the end of the term of such Transferor Trust whether by power of appointment or otherwise;

      (C) any lineal descendant of a great grandparent of either the creator of such Transferor Trust or the spouse of such creator and the spouse of any such lineal descendant; or

      (D) the trustee of another trust which was irrevocable on the Record Date and to which Class B Common Stock was also first distributed by the corporation (a "Transferee Trust"), provided that either the creator of the Transferor Trust or the spouse of such creator shares a common great grandparent with the creator of the Transferee Trust or the spouse of the creator of such Transferee Trust.

          (iv) In the case of a Class B Holder who is the record (but not beneficial) owner of the shares of Class B Common Stock subject to said proposed transfer as nominee for the person who was the beneficial owner thereof on the Record Date, "Permitted Transferee" means such beneficial owner and a Permitted Transferee of such beneficial owner determined pursuant to clause (i), (ii), (iii), (v) or (vi) hereof, as the case may be.

          (v) In the case of a Class B Holder which is a partnership and the holder of record and beneficial owner of the shares of Class B Common Stock subject to said proposed transfer,

"Permitted Transferee" means any partner of such partnership or any "Permitted Transferee" of such partner determined pursuant to clause (i), (ii), (iii), (iv) or (vi) hereof, as the case may be.



<PAGE 16>
          (vi) In the case of a Class B Holder which is a corporation (other than a Charitable Organization described in subclause (F) of clause (i) above) and the holder of record and beneficial owner of the shares of Class B Common Stock subject to said proposed transfer, "Permitted Transferee" means any stockholder of such corporation receiving shares of Class B Common Stock through a dividend or through a distribution made upon liquidation of such corporation and the survivor of a merger or consolidation of such corporation or any "Permitted Transferee" of such stockholder determined pursuant to clause
(i), (ii), (iii), (iv) or (vi) hereof, as the case may be.

          (vii) In the case of a Class B Holder who is the executor or administrator of the estate of a deceased Class B Holder, guardian or conservator of the estate of a disabled or incapacitated Class B Holder or who is a trustee of the estate of a bankrupt or insolvent Class B Holder, and provided such deceased, disabled or incapacitated, bankrupt or insolvent Class B Holder, as the case may be, was the record and beneficial owner of the shares of Class B Common Stock subject to said proposed transfer, "Permitted Transferee" means a Permitted Transferee of such deceased, disabled or incapacitated, bankrupt or insolvent Class B Holder as determined pursuant to clauses (i), (v), or
(vi) above, as the case may be.

         (viii) In the case of a Class B Holder which is an employee benefit plan of the corporation, "Permitted Transferee" shall include any participant of such plan or Permitted Transferee of such Participant as defined herein, receiving shares of Class B Common Stock in accordance with the terms of such plan.

          (ix) In the case of a Class B Holder which is a Charitable Organization described in subclause (E) of clause (i) above and the holder of record and beneficial owner of the shares of Class B Common Stock subject to said proposed transfer, "Permitted Transferee" means any lineal descendant of a great grandparent of the creator of such Charitable Organization or such creator's spouse.

          (2) Notwithstanding anything to the contrary set forth herein, any Class B Holder may pledge such Holder's shares of Class B Common Stock to a pledgee pursuant to a bona fide pledge of such shares as collateral security for indebtedness due to the pledgee, provided that such shares shall not be transferred to or registered in the name of the pledgee and shall remain subject to the provisions of this subdivision (e). In the event of foreclosure or other similar action by the pledgee, such pledged shares of Class B Common Stock may only be transferred to a Permitted Transferee of the pledgor or converted into shares of Common Stock, as the pledgee may elect.

          (3)     For purposes of this subdivision (e):

      (i) The relationship of any person that is derived by or through legal adoption shall be considered a natural one.

      (ii) Each joint owner of shares of Class B Common Stock shall be considered a Class B Holder of such shares.
<PAGE 17>
     (iii) A minor for whom shares of Class B Common Stock are held pursuant to a Uniform Gifts to Minors Act or similar law shall be considered a Class B Holder of such shares.

     (iv) Unless otherwise specified, the term "person" means both natural persons and legal entities.

     (v) The Record Date is the date for determining the persons to whom the Class B Common Stock is first distributed by the corporation.

          (4) Any purported transfer of shares of Class B Common Stock not permitted hereunder shall result in the conversion of the transferee's shares of Class B Common Stock into shares of Common Stock, effective on the date of such purported transfer. The corporation may, as a condition to the transfer or the registration of transfer of shares of Class B Common Stock to a purported Permitted Transferee, require the furnishing of such affidavits or other proof as it deems necessary to establish that such transferee is a Permitted Transferee.

          (5) Notwithstanding the provisions of clause (i) of subdivision (e)(1) and of subdivision (e)(4) hereof pertaining to automatic conversion of shares of Class B Common Stock into shares of Common Stock, unless and until the question has been raised as to whether particular shares have been so converted by written notice to the Secretary of the corporation, the classification of such shares as shown on the share transfer books of the corporation may be relied upon for all proper corporate purposes.

                    (f)(1) Shares of Class B Common Stock shall be registered in the name(s) of the beneficial owner(s) thereof (as hereafter defined) and not in "street" or "nominee" names; provided, however, certificates representing shares of Class B Common Stock issued as a stock dividend on the corporation's then outstanding Common Stock may be registered in the same name and manner as the certificates representing the shares of Common Stock with respect to which the shares of Class B Common Stock were issued and, provided further, however, that any certificates representing shares of Class B Common Stock originally issued in "nominee" name may be transferred and reissued in the name of another "nominee" so long as the beneficial owner of the shares represented by such certificate does not change as a result of such transfer. For the purposes of this subdivision (f), the term "beneficial owner(s)" of any shares of Class B Common Stock shall mean the person or persons who possess the power to vote or dispose, or to direct the voting or disposition, of such shares.


            (2)     The corporation shall note on the
certificates representing the shares of Class B Common Stock that there are restrictions on transfer and registration of transfer imposed by subdivision (e) and this subdivision (f).

                    (g)     Except as otherwise provided in
subdivisions (b) and (c) above and except for shares of Class B Common Stock issued in connection with stock splits, stock dividends and other similar distributions, the corporation shall not issue additional shares of Class B Common Stock after the date shares of Class B Common Stock are first issued by the corporation. All shares of Class B Common Stock surrendered for conversion shall resume the status of authorized but unissued shares of Class B Common Stock.

                     (h)     Dividends may be declared and paid
to the holders of the Common Stock and the Class B Common Stock in cash, property, or other securities of the corporation out of any net profits or net assets of the corporation legally available therefor.
<PAGE 18>
                    (i)     Upon any liquidation, dissolution or
winding up of the corporation, whether voluntary or involuntary, the remaining net assets of the corporation shall be distributed pro rata to the holders of the Common Stock and Class B Common Stock in accordance with their respective rights and interests.

                    (j)     Except as otherwise provided by law,
the holders of the Common Stock and the Class B Common Stock shall have the exclusive right to vote for the election of directors and for all other purposes, each holder of the Common Stock and the Class B Common Stock being entitled to vote as provided in subdivision (b).

                    (k)     No holder of shares of Common Stock
or Class B Common Stock shall, by reason of such holding, have any preemptive right to subscribe to any additional issue of stock of any class or series of the corporation nor to any security of the corporation convertible into such stock.

                     FIFTH: The period for the duration of the corporation is unlimited.

                     SIXTH:  [This Article is no longer
operative.]

                    SEVENTH: The amount of real estate to which the holdings of the corporation at any time are to be limited is 100,000 acres.

                    EIGHTH:  The following provisions are
inserted for the regulation and conduct of the affairs of said corporation, and it is expressly provided that the same are intended to be in furtherance and not in limitation or exclusion of the powers conferred by statute.

                    (1)     The by-laws of the corporation may
fix the number of directors and may prescribe the number necessary to constitute a quorum thereof, and from time to time, the number may be increased or decreased, provided that in no case shall the number of directors be less than three; they shall be elected at the annual meeting of the corporation held each year at the time and place provided for in said by-laws and shall hold office, unless sooner removed by the stockholders, for one year and until their successors are respectively elected and qualify, and a majority of them shall constitute a quorum for the transaction of business.
                    (2) The board of directors, by resolution passed by a majority of the whole board, may designate two or more of their number to constitute an executive committee, which committee shall, for the time being, as provided in said resolution or the by-laws have and exercise any or all of the powers of the board of directors which may be lawfully delegated in the management of the business and affairs of the corporation, and shall have power to authorize the seal of the corporation to be affixed to all papers which may require it.

                    (3)     The board of directors shall have
power to make, alter, or amend the by-laws of the corporation, but the by-laws so made, altered or amended may be altered or repealed by the stockholders.

                    (4)     The corporation may in its by-laws
make any other provisions or requirements for the management and conduct of the business of the corporation, provided the same be not inconsistent with the provisions of this certificate or contrary to the laws of the State of Virginia or the United States.

                    (5)     Any officer elected or appointed by
the board of directors, or by the executive committee, or by the stockholders, or any member of the executive committee, or of any other standing committee, or any director of the corporation may be removed at any time, with or without cause, in such manner as shall be provided in the by-laws of the corporation.

<PAGE 19>
                    (6)     The corporation in its by-laws or by
resolution of its stockholders or directors shall have the right to prescribe reasonable rules and regulations subject to which the right to inspect the books and accounts of the corporation may be exercised by the stockholders conformably to the laws of the State of Virginia.

                    (7)     Notice of the time and place of the
holding of any annual or other meeting of the stockholders shall be given by mailing at least two weeks before the meeting a written or printed notice thereof to each stockholder at his post office address of record with the corporation, and such notice shall be sufficient without publication or other form of notice but the by-laws of the corporation may provide for additional notice of any such meeting to be given to the stockholders. If any stockholder shall fail or decline to furnish his address to the Secretary of the corporation, then it shall not be necessary to mail to him any such notice except as may otherwise be required by law.

                    (8)     The by-laws of the corporation may
provide that the directors may hold their meetings and have an office or offices outside of the State of Virginia and that any or all of the books of account and stock books may be kept outside of said State and at any such office except as otherwise provided by the laws of the State of Virginia.

                   (9) Any stockholder may by or pursuant to an agreement in writing transfer his stock to any person or persons for the purpose of vesting in him or them the right to vote thereon for a term therein limited but not exceeding ten years at any one time, upon terms and conditions set forth in such agreement; and, provided such agreement or a copy thereof shall have been furnished to the corporation, such transferees shall in all things act and during the time limited in such agreement vote upon such stock pursuant to such agreement and in such manner as it shall provide and shall exercise such discretion in carrying out or formulating policies and plans of action as may be granted by such agreement, and may elect one or more of their number directors of the corporation.

                    (10)     With the consent in writing or
pursuant to the vote of the holders of a majority in interest of the capital stock issued and outstanding, the board of directors shall have power and authority to lease, sell, assign, transfer, convey or otherwise dispose of the whole of the property of the corporation as an entirety, irrespective of the effect thereof upon the continuance of the business of the corporation and the exercise of its franchises, but the corporation shall not be dissolved save as provided by the laws of the State of Virginia.


                    NINTH:  There shall be no individual or
personal liability on any stock subscriber beyond the obligation to comply with such terms as he may have agreed to in his contract of subscription.

                    TENTH:  No holder of any stock shall be
entitled as a right to purchase or subscribe for any bonds, debentures, certificates of indebtedness or other securities convertible into stock of the corporation, but any such bonds, debentures, certificates of indebtedness or other securities may be issued, sold or disposed of pursuant to resolution of the board of directors to such persons, firms or corporations and upon such terms and conditions as may be deemed advisable by the board of directors in the exercise of its discretion.

                    ELEVENTH: No person who is or was at any time an officer or director of the corporation shall be personally liable to the corporation or its shareholders for damages arising out of any act or omission in such person's capacity as an officer or director; provided, however, that the provisions of this Article ELEVENTH shall not eliminate or limit the liability if the officer or director engaged in willful misconduct or a knowing violation of the criminal law or of any federal or state securities laws, including without limitation, any claim of unlawful insider trading or manipulation of the market for any security. This Article shall not affect the liability of an officer or director with respect to any action or omission occurring prior to the date that Article
<PAGE 20>
ELEVENTH becomes effective. No amendment to or repeal of this Article ELEVENTH shall apply to or have any effect on the liability or alleged liability of any director or officer of the corporation for or with respect to any act or omission of such officer or director occurring prior to such amendment or repeal.



                    TWELTH: (1) To the extent permitted by Virginia law, the corporation shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (including an action by or in the right of the corporation) by reason of the fact that he or she is or was a director or officer of the corporation, or is or was serving at the request of the corporation as a director, officer, partner, trustee, employee or agent of another foreign or domestic corporation, partnership, joint venture, trust, employee benefit plan or other enterprise, against expenses (including counsel fees), judgments, settlements, penalties, fines, including any excise tax assessed with respect to employee benefit plans, actually incurred by him or her in connection with such action, suit or proceeding except that no director or officer shall be indemnified against his or her willful misconduct or a knowing violation of the criminal law. The right to indemnification conferred in this Article shall be a contract right and shall include the right to be paid by the corporation the expenses incurred in defending any such proceeding in advance of its final disposition; provided, however, the payment of such expenses in advance of the final disposition of a proceeding, shall be made only upon delivery to the corporation of an undertaking, by or on behalf of such director or officer, to repay all amounts so advanced if it shall ultimately be determined that such director or officer is not entitled to be indemnified under this Article or otherwise. The corporation may, by action of its Board of Directors, provide indemnification to employees and agents of the corporation with the same scope and effect as the foregoing indemnification of directors and officers.

                    (2)     The indemnification and advancement
of expenses provided by, or granted pursuant to, this Article shall continue as to a person who has ceased to be a director or officer and shall inure to the benefit of the heirs, executors and administrators of such a person.

                    (3)     No right provided to any person
pursuant to this Article may be reduced or eliminated by any amendment of the Articles of Incorporation or By-laws of the corporation with respect to any act or omission occurring prior to the adoption of such amendment.