Form 10-Q
period 1997-09-27
TOOTSIE ROLL INDUSTRIES INC
filed 1997-11-05
CIK 98677

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 Form 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 27, 1997  Commission File Number   1 - 1361



                      TOOTSIE ROLL INDUSTRIES, INC.

            (Exact name of registrant as specified in its charter)


                VIRGINIA                          22 - 1318955

     (State or other jurisdiction of         (I.R.S. Employer
      incorporation or organization)          Identification Number)


         7401 South Cicero Avenue
         Chicago, Illinois                          60629
     (Address of principal executive offices)     (Zip Code)


Registrant's telephone number, including area code    (773) 838 - 3400



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


                                                  Yes  X           No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

               Class                              Outstanding
     Common Stock, $.69 4/9 par value              15,938,273
     Class B Common Stock, $.69 4/9 par value       7,559,528

                                PART I - FINANCIAL INFORMATION
                        TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                                     (UNAUDITED)
ASSETS                                          Sept 27       Sept 28           Dec. 31
 CURRENT ASSETS                                   1997          1996             1996
  Cash & Cash Equiv.                        $ 74,478,364    $ 29,853,140   $ 45,658,799
  Marketable Securities                       33,774,830      64,173,247     98,498,317
  Accounts Receivable
   Less Allowances of
   $3,090,000, $3,027,000 & $1,885,000        64,360,955      67,001,850     21,207,346
  Inventories at Cost
   (Last-in,First-out):
  Finished Goods & Work in Process            20,876,234      19,470,662     20,358,811
  Raw Material & Supplies                     14,430,165       8,805,635      9,950,294
  Prepaid Expenses                             4,394,035       4,774,338      3,000,580
  Deferred Income Taxes                        2,839,000       2,923,000      2,839,000
   Total Current Assets                      215,153,583     197,001,872    201,513,147

 PROPERTY, PLANT & EQUIPMENT,
(at Cost)
  Land                                         6,898,131       6,906,496      6,895,126
  Building                                    28,110,270      28,271,675     29,303,643
  Machinery & Equipment                      123,423,144     120,780,065    117,130,552
                                             158,431,545     155,958,236    153,329,321
 Less-Accumulated Depreciation
  and Amortization                            78,188,442      70,337,509     71,642,018
                                              80,243,103      85,620,727     81,687,303

OTHER ASSETS

  Intangibles                                 91,225,878      93,932,177     93,255,603
  Investments                                 37,831,852          32,089         26,847
  Misc. Other Assets                          20,691,430      15,062,282     14,973,178
                                             149,749,160     109,026,548    108,255,628

    Total Assets                            $445,145,846    $391,649,147   $391,456,078

                                                      (UNAUDITED)
LIABILITIES AND SHAREHOLDERS( EQUITY            Sept 27         Sept 28        Dec. 31
 CURRENT LIABILITIES                              1997           1996           1996
  Accounts Payable                          $  12,616,824     $ 11,933,589  $  8,560,080
  Dividends Payable                             1,938,591        1,667,817     1,667,817
  Accrued Liabilities                          35,930,926       30,744,448    28,239,763
  Fed. & State Income Taxes                    16,138,903       15,070,759     9,716,422
    Total Current Liabilities                  66,625,244       59,416,613    48,184,082

 NON-CURRENT LIABILITIES

  Ind.Dev.Bonds Ser.1992                        7,500,000        7,500,000     7,500,000
  Post Retirement Benefits                      5,876,858        5,553,315     5,636,085
  Deferred Compensation                         9,676,731        5,379,856     7,986,782
  Deferred Fed.Inc.Taxes                        9,487,123        9,461,662     9,268,550
    Total Non-Current Liabilities              32,540,712       27,894,833    30,391,417

 SHAREHOLDERS( EQUITY
  Common Stk., $.69-4/9 par value-
   50,000,000 shares author.
   15,938,273, 15,604,742 & 15,617,065
   respectively, issued                        11,068,106       10,836,487     10,845,044
  Class B Common Stk., $.69-4/9 par value-
   20,000,000 shares author.
   7,559,528, 7,399,311 & 7,386,988
   respectively, issued                         5,249,606        5,138,344      5,129,787
  Capital in Excess of Par Value              192,980,615      171,588,958    171,588,958
  Retained Earnings                           147,325,412      127,400,589    136,352,123
  Cumulative Translation Adjustment           (10,878,556)     (10,626,677)   (11,035,333)
  Unrealized Gain on Marketable Securities        234,707               --             --
   Total Shareholders( Equity                 345,979,890      304,337,701    312,880,579
    Total Liabilities and
      Shareholders( Equity                   $445,145,846     $391,649,147  $ 391,456,078

                               TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF
                                  EARNINGS AND RETAINED EARNINGS (NOTE 1)
                                                (UNAUDITED)

                                                  13 Weeks Ended                    39 Weeks Ended
                                         Sept. 27, 1997 & Sept. 28, 1996   Sept 27, 1997 & Sept. 28, 1996
Net Sales (Note 2)                        $140,645,293     $128,657,228    $289,190,453     $264,433,417
Cost of goods sold                          70,899,622       68,241,866     144,739,664      138,039,632

  Gross Margin                              69,745,671       60,415,362     144,450,789      126,393,785

Operating Expenses:
 Marketing, Selling and Advertising         18,243,872       18,412,155      40,542,380       39,755,505
 Distribution and Warehousing                7,449,166        7,506,993      18,486,956       17,719,217
 General and Administrative                  4,819,617        4,122,943      12,906,867       11,520,031
 Goodwill amortization                         676,575          676,575       2,029,725        2,029,725
                                            31,189,230       30,718,666      73,965,928       71,024,478
  Earnings from Operations                  38,556,441       29,696,696      70,484,861       55,369,307
Other Income (Expense) Net                     749,651          778,794       3,839,387        2,874,262

  Earnings before Income Taxes              39,306,092       30,475,490      74,324,248       58,243,569
Provision for Income Taxes                  14,611,000       11,333,000      27,371,000       21,656,000
Net Earnings (Note 5)                       24,695,092       19,142,490      46,953,248       36,587,569

Retained Earnings at beginning of period   124,568,911      109,925,917     136,352,123      121,476,879
                                           149,264,003      129,068,407     183,305,371      158,064,448
Deduct:
 Cash Dividends                              1,938,591        1,667,818       5,541,625        4,703,673
 Stock Dividends - 3%                               --               --      30,438,334       25,960,186
                                             1,938,591        1,667,818      35,979,959       30,663,859
Retained Earnings at end of period        $147,325,412     $127,400,589    $147,325,412     $127,400,589
   Net Earnings per Share (Note 3)               $1.05            $ .81           $1.99            $1.54
   Dividends Per Share *                         $ .0825          $ .0725         $ .2375          $ .2075
Average Number of Shares Outstanding
 (Notes 3 & 4)                             23,510,301        23,689,801      23,580,501       23,689,801
*Does not include 3% Stock Dividend to Shareholders of Record on 3/11/97 and 3/11/96.

                           TOOTSIE ROLL INDUSTRIES, INC.
                                  AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                       39 Weeks Ended
                                       September 27, 1997 & September 28, 1996
   CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Earnings                                  $46,953,248      $36,587,569
   Adjustments to reconcile net earnings to
    net cash provided by operating activities:
     Depreciation and amortization                 8,764,738        8,723,849

    (Increase) decrease in assets:
      Accounts receivable                        (43,089,094)     (43,297,611)
      Inventories                                 (4,915,195)       4,112,483
      Prepaid expenses and other assets          (11,468,168)      (6,120,105)

     Increase in liabilities:
      Accounts payable and accrued liabilities    11,724,651       15,175,400
      Income taxes payable and deferred            6,644,794        9,193,294
      Other long term liabilities                  1,689,949          852,920
      Other                                          270,453          237,022

   Net cash provided by
    operating activities                          16,575,376       25,464,821


   CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                         (5,124,650)     (10,344,941)
     Purchase of held to maturity securities     (38,722,325)     (37,673,985)
     Maturity of held to maturity securities      68,358,591       29,426,470
     Purchase of available for sale securities    (8,464,025)              --
     Sale and maturity of available for
      sale securities                             10,171,246               --
   Net cash provided by (used in)
    investing activities                          26,218,837      (18,592,456)

   CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of note payable                            --      (20,000,000)
     Shares repurchased and retired               (8,609,811)              --
     Dividends paid in cash                       (5,364,837)      (4,543,211)

   Net cash used in financing activities         (13,974,648)     (24,543,211)

   Increase (decrease)in cash and cash equivalents    28,819,565      (17,670,846)
   Cash and cash equivalents-beginning of year    45,658,799       47,523,986

   Cash and cash equivalents end of quarter      $74,478,364      $29,853,140
   Supplemental cash flow information:
     Income taxes paid                           $20,676,000      $12,608,000
     Interest paid                               $   361,000      $   944,000


           TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 27, 1997
                              (UNAUDITED)



Note 1 - Foregoing data has been prepared from the unaudited financial records of the Company and in the opinion of Management all adjustments necessary for a fair statement of the results for the interim period have been reflected. All adjustments were of a normal and recurring nature.


Note 2 - The Company's unshipped orders at September 27, 1997 amounted to $23,500,000.


Note 3 -  Based on Average Shares outstanding adjusted for Stock Dividends.


Note 4 - Includes 3% Stock Dividends distributed on April 22, 1997 and April 23, 1996.


Note 5 - Results of operations for the period ended September 27, 1997 are not necessarily indicative of results to be expected for the year to end December 31, 1997 because of the seasonal nature of the Company's operations. Historically, the Third Quarter has been the Company's largest Sales Quarter due to Halloween Sales.


Note 6 - Form 8-K was not required to be filed during the Third Quarter of 1997.


Note 7 -  Sales of unregistered Securities - None.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management's discussion of the Company's operating results and analysis of factors which have affected the accompanying Statement of
Earnings:

NET SALES:
                                                        Third Quarter, 1997
            Third Quarter                                        vs.
         1997         1996                              Third Quarter, 1996
     $140,645,293  $128,657,228                                 9.3%

                                                        Nine Months, 1997
             Nine Months                                         vs.
         1997         1996                              Nine Months, 1996
     $289,190,453  $264,433,417                                  9.4%

Third Quarter 1997 net sales of $140,645,293, were up 9.3% from Third Quarter 1996 net sales of $128,657,228.

Nine Months of 1997 net sales of $289,190,453 were up 9.4% from Nine Months of 1996 net sales of $264,433,417.

Third Quarter 1997 net sales of $140,645,293 were up 70.9% from Second Quarter 1997 net sales of $82,287,560. Historically the third quarter includes pre-Halloween sales and is the Company's largest quarterly sales period of the year.

Record sales for the Third Quarter and Nine Months of 1997 are principally attributable to effective promotional programs, including pre-Halloween sales programs, as well as new products and product line extensions. Sales increases were achieved in all of the Company's core brands. Consolidated sales were also favorably affected by improved results in Mexico and Canada.




COST OF SALES:

                                                        Cost of Sales as a
            Third Quarter                            Percentage of Net Sales
         1997         1996                        3rd Qtr. 1997   3rd Qtr. 1996
     $70,899,622    $68,241,866                        50.4%           53.0%


                                                      Cost of Sales as a
             Nine Months                           Percentage of Net Sales
         1997         1996                       9 Months 1997  9 Months 1996
     $144,739,664  $138,039,632                     50.0%          52.2%


                                     (6)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS   (Continued)




Cost of sales as a percentage of net sales decreased from 53.0% for the Third Quarter of 1996 to 50.4% in the Third Quarter of 1997. Nine Months cost of sales also decreased from 52.2% in 1996 to 50.0% for the same period in 1997. This improvement reflects lower prices in certain ingredients and packaging materials, and the benefits of higher sales volumes against relatively fixed factory overhead costs.

NET EARNINGS:

                                                   Third Quarter, 1997
          Third  Quarter                                    vs.
         1997          1996                        Third Quarter, 1996
     $24,695,092    $19,142,490                          29.0%

                                                     Nine Months, 1997
            Nine Months                                     vs.
         1997          1996                          Nine Months, 1996
     $46,953,248    $36,587,569                          28.3%



Third Quarter 1997 net earnings were $24,695,092 compared to $19,142,490 for the Third Quarter of 1996, and third quarter earnings per share increased to $1.05 from $.81, a 30% increase.

Nine Months 1997 net earnings were $46,953,248 compared to the prior year's Nine Months net earnings of $36,587,569 and nine month per share earnings increased to $1.99 from $1.54, a 29% increase.

Net earnings for the Third Quarter of 1997 of $24,695,092 increased $12,187,733 or 97.4% from Second Quarter of 1997 net earnings of $12,507,359

The increase in net earnings for the Third Quarter and Nine Months of 1997 reflects higher sales, improved gross profit margins and effective on-going cost control programs which resulted in higher income from operations. Increased investment income and decreased interest expense also contributed to the overall increase in net earnings.


The consolidated effective income tax rate decreased from 37.2% in the Nine Months of 1996 to 36.8% in the Nine Months of 1997. This favorable decrease reflects increased tax-free investment income as well as certain other state and foreign tax benefits.


                               (6A)

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



                                    TOOTSIE ROLL INDUSTRIES, INC.



Date: November 4, 1997             BY:
                                       Melvin J. Gordon
                                       Chairman of the Board



                                    BY:
                                       G. Howard Ember, Jr.
                                       Vice President - Finance