Form 10-K
period 1997-12-31
TOOTSIE ROLL INDUSTRIES INC
filed 1998-03-26
CIK 98677

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K
   (MARK ONE)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                         OR

    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


        FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                          COMMISSION FILE NUMBER 1-1361




             TOOTSIE ROLL INDUSTRIES, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)




             VIRGINIA                                    22-1318955
--------------------------------------------------------------------------------
  (STATE OR OTHER JURISDICTION OF            (IRS EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)

                 7401 SOUTH CICERO AVENUE, CHICAGO, ILLINOIS 60629
                (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                   REGISTRANT'S TELEPHONE NUMBER:  (773) 838-3400
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
                                              YES  X        NO
                                                 -----        -----

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K.

          As of March 10, 1998, 15,861,321 shares of Common Stock, par value $.69-4/9 per share, were outstanding and the aggregate market value of the Common Stock (based upon the closing price of the stock on the New York Stock Exchange on such date) held by non-affiliates was approximately $706,814,360. As of March 10, 1998, 7,536,480 shares of Class B Common Stock, par value $.69-4/9 per share, were outstanding. Class B Common Stock is not traded on any exchange, is restricted as to transfer or other disposition, but is convertible into Common Stock on a share-for-share basis. Upon such conversion, the resulting shares of Common Stock are freely transferable and publicly traded. Assuming all 7,536,480 shares of outstanding Class B Common Stock were converted into Common Stock, the aggregate market value of Common Stock held by non-affiliates on March 10, 1998 (based upon the closing price of the stock on the New York Stock Exchange on such date) would have been approximately $771,606,399. Determination of stock ownership by non-affiliates was made solely for the purpose of this requirement, and the Registrant is not bound by these determinations for any other purpose.

                        DOCUMENTS INCORPORATED BY REFERENCE

          1. Portions of the Company's Annual Report to Shareholders for the year ended December 31, 1997 (the "1997 Report") are incorporated by reference in Parts I and II of this report.

          2. Portions of the Company's Definitive Proxy Statement which will be distributed on or before April 30, 1998 in connection with the Company's 1998 Annual Meeting of Shareholders (the "1998 Proxy Statement") are incorporated by reference in Part III of this report.

                                       PART I

ITEM 1.   BUSINESS.

          Tootsie Roll Industries, Inc. and its consolidated subsidiaries (the "Company") has been engaged in the manufacture and sale of candy for over 100 years. This is the only industry segment in which the Company operates and is its only line of business. The majority of the Company's products are sold under the familiar registered trademarks TOOTSIE ROLL, TOOTSIE ROLL POPS, CHILD'S PLAY, TOOTSIE CARAMEL APPLE POPS, CHARMS, BLOW-POP, BLUE RAZZ, ZIP-A-DEE-DOO-DA-POPS, CELLA'S, MASON DOTS, MASON CROWS, JUNIOR MINT, CHARLESTON CHEW, SUGAR DADDY AND SUGAR BABIES. The Company acquired the last four of these trademarks in 1993 along with the manufacturing assets of the former Chocolate/Caramel Division of Warner Lambert.

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

          The Company did not have a material backlog of firm orders at the end of the calendar years 1996 or 1997.

          Packaging materials and ingredients used by the Company are readily obtainable from a number of suppliers at competitive prices. Packaging material costs, including films, cartons, corrugated containers and waxed paper, were favorable in 1997. The Company continues to seek competitive bids to leverage the high volume of annual purchases it makes of these items and to lower per unit costs. The Company has engaged in hedging transactions in sugar and corn and may do so in the future if and when advisable. From time to time the Company changes the size of certain of its products, which are usually sold at standard retail prices, to reflect significant changes in raw material costs.

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

          Revenues from a major customer aggregated approximately 15.9%, 16.2% and 16.0% of total net sales during the years ended December 31, 1997, 1996 and 1995, respectively.

          For a summary of sales, net earnings and assets of the Company by geographic area and additional information regarding the foreign subsidiaries of the Company, see Note 10 of the Notes to Consolidated Financial Statements on Page 15 of the Company's Annual Report to Shareholders for the year ended December 31, 1997 (the "1997 Report") and on Page 4 of the 1997 Report under the section entitled "International." Note 10 and the aforesaid section are incorporated herein by reference. Portions of the 1997 Report are filed as an exhibit to this report.

ITEM 2.   PROPERTIES.

          The Company owns its principal plant and offices which are located in Chicago, Illinois in a building consisting of approximately 2,200,000 square feet. The Company utilizes approximately 1,800,000 square feet for offices, manufacturing and warehousing facilities and leases, or has available to lease to third parties, approximately 400,000 square feet.

          In addition to owning the principal plant and warehousing facilities mentioned above, the Company leases manufacturing and warehousing facilities at a second location in Chicago which comprises 138,000 square feet. The lease is renewable by the Company every five years through June, 2011. The Company also periodically leases additional warehousing space at this second location as needed on a month to month basis.

          Cella's Confections, Inc., a subsidiary, owns a facility in New York City, containing approximately 60,000 square feet. This facility consists of manufacturing, warehousing and office space on three floors containing approximately 48,000 square feet with a below surface level of approximately 12,000 square feet.

          Charms L.P., a subsidiary, owns a facility in Covington, Tennessee, containing approximately 285,000 square feet of manufacturing, warehousing and office space.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matters were submitted to a vote of the Company's shareholders through the solicitation of proxies or otherwise during the fourth quarter of 1997.

ADDITIONAL ITEM.    EXECUTIVE OFFICERS OF THE REGISTRANT.

          See the information on Executive Officers set forth in the table in
Part III, Item 10, Page 6 of this report, which is incorporated herein by reference.

                                      PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          The Company's Common Stock is traded on the New York Stock Exchange. The Company's Class B Common Stock is subject to restrictions on transfer and no market exists for such shares of Class B Common Stock. The Class B Common Stock is convertible at the option of the holder into shares of Common Stock on a share for share basis. As of March 10, 1998, there were approximately 9,500 holders of record of Common and Class B Common Stock.
For information on the market price of, and dividends paid with respect to, the Company's Common Stock, see the section entitled "1997-1996 Quarterly Summary of Tootsie Roll Industries, Inc. Stock Prices and Dividends" which appears on Page 16 of the 1997 Report. This section is incorporated herein by reference and filed as an exhibit to this report.


ITEM 6.   SELECTED FINANCIAL DATA.

          See the section entitled "Five Year Summary of Earnings and Financial Highlights" which appears on Page 17 of the 1997 Report. This section is incorporated herein by reference and filed as an exhibit to this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          See the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Pages 5-7 of the 1997 Report. This section is incorporated herein by reference and filed as an exhibit to this report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Not Applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          The financial statements, together with the report thereon of Price Waterhouse LLP dated February 11, 1998, appearing on Pages 8-15 of the 1997 Report and the Quarterly Financial Data on Page 16 of the 1997 Report are incorporated by reference in this report. With the exception of the aforementioned information and the information incorporated in Items 1, 5, 6 and 7, the 1997 Report is not to be deemed filed as part of this report.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          See the information with respect to the Directors of the Company which is set forth in the section entitled "Election of Directors" of the Company's Definitive Proxy Statement to be used in connection with the Company's 1998 Annual Meeting of Shareholders (the "1998 Proxy Statement"). Except for the last paragraph of this section relating to the compensation of Directors, this section is incorporated herein by reference. See the information in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's 1998 Proxy Statement, which section is incorporated herein by reference. The 1998 Proxy Statement will be filed with the Securities and Exchange Commission on or before April 30, 1998.

          The following table sets forth the information with respect to the executive officers of the Company:



     NAME                                         POSITION (1)                        AGE
     -----------------------------------------------------                            ---
     Melvin J. Gordon*                            Chairman of the Board
                                                     and Chief Executive Officer (2)   78

     Ellen R. Gordon*                             President and Chief
                                                     Operating Officer (2)             66

     G. Howard Ember Jr.                          Vice President/Finance               45

     John W. Newlin Jr.                           Vice President/Manufacturing         61

     Thomas E. Corr                               Vice President/Marketing and
                                                     Sales                             49

     James M. Hunt                                Vice President/Distribution          55

     Barry P. Bowen                               Treasurer                            42




     *A member of the Board of Directors of the Company.

(1) Mr. and Mrs. Gordon and Messrs. Newlin and Corr have served in the positions set forth in the table as their principal occupations for more than the past seven years. Mr. Ember has served in his position for the past seven years, and in the seven years prior to that, served the Company in the position of Treasurer and Assistant Vice President of Finance. Mr. Hunt has served in his position for the past five years and in the fifteen years prior to that, served the Company in the positions of Director of Distribution and Assistant Vice President of Distribution. Mr. Bowen has served in his position for the past seven years. Mr. and Mrs. Gordon have also served as President and Vice President, respectively of HDI Investment Corp., a family investment company.

(2)  Melvin J. Gordon and Ellen R. Gordon are husband and wife.

ITEM 11.  EXECUTIVE COMPENSATION.

          See the information set forth in the section entitled "Executive Compensation and Other Information" of the Company's 1998 Proxy Statement. Except for the "Report on Executive Compensation" and "Performance Graph," this section of the 1998 Proxy Statement is incorporated herein by reference. See the last paragraph of the section entitled "Election of Directors" of the 1998 Proxy Statement, which paragraph is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          For information with respect to the beneficial ownership of the Company's Common Stock and Class B Common Stock by the beneficial owners of more than 5% of said shares and by the management of the Company, see the sections entitled "Ownership of Common Stock and Class B Common Stock by Certain Beneficial Owners" and "Ownership of Common Stock and Class B Common Stock by Management" of the 1998 Proxy Statement. These sections of the 1998 Proxy Statement are incorporated herein by reference.


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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K.

          (a)  Financial Statements.

          The following financial statements and schedules are filed as part of this report:

          (1)  Financial Statements (filed herewith as part of Exhibit 13):

               Report of Independent Accountants

               Consolidated Statements of Earnings and Retained Earnings for the three years ended December 31, 1997

               Consolidated Statements of Cash Flows for the three years ended December 31, 1997

               Consolidated Statements of Financial Position at December 31, 1997 and 1996

                Notes to Consolidated Financial Statements

          (2)  Financial Statement Schedules:

               Report of Independent Accountants on Financial Statement
               Schedules

               Schedule of Valuation and Qualifying Accounts for the three years ended December 31, 1997.

               All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

          (3)  Exhibits required by Item 601 of Regulation S-K:

               See Index to Exhibits which appears following Financial
               Schedule II.

               No reports on Form 8-K were filed during the year ended December 31, 1997.

SIGNATURES


          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Tootsie Roll Industries, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TOOTSIE ROLL INDUSTRIES, INC.


                                   By:     /s/ Melvin J. Gordon

                                           Melvin J. Gordon, Chairman
                                           of the Board of Directors
                                           and Chief Executive Officer

                                   Date:           MARCH 26, 1998
                                        -------------------------

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       /s/ Melvin J. Gordon       Chairman of the Board
       -----------------------        of Directors and Chief
       Melvin J. Gordon               Executive Officer
                                      (principal executive
                                      officer)                      March 26, 1998

       /s/ Ellen R. Gordon        Director, President
       -----------------------        and Chief Operating
       Ellen R. Gordon                Officer                       March 26, 1998


                                  Director                          March 26, 1998
       -----------------------
       Charles W. Seibert


       /s/ William Touretz        Director and Secretary            March 26, 1998
       -----------------------
       William Touretz


                                  Director                          March 26, 1998
       -----------------------
       Lana Jane Lewis-Brent


       /s/ G. Howard Ember Jr.    Vice President, Finance
       -----------------------        (principal financial
       G. Howard Ember Jr.            officer and principal
                                      accounting officer)           March 26, 1998



                        REPORT OF INDEPENDENT ACCOUNTANTS ON
                            FINANCIAL STATEMENT SCHEDULE






To the Board of Directors and Shareholders of Tootsie Roll Industries, Inc.


          Our audits of the consolidated financial statements referred to in our report dated February 11, 1998 appearing on Page 15 of the 1997 Annual Report to Shareholders of Tootsie Roll Industries, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth herein when read in conjunction with the related consolidated financial statements

PRICE WATERHOUSE LLP
Chicago, Illinois
February 11, 1998

                           FINANCIAL SCHEDULE
                       ----------------------

                            TOOTSIE ROLL INDUSTRIES, INC.
                              AND SUBSIDIARY COMPANIES

                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                          DECEMBER 31, 1997, 1996 AND 1995



                                                         Additions
                                          Balance at     charged to                  Balance at
                                          beginning      costs and                     End of
Classification                             of year        expenses   Deductions         Year
------------------------------------------------------------------------------------------------
1997:
       Reserve for bad debts             $ 1,626,000    $   338,982  $   153,982 (1)  $ 1,811,000
       Reserve for cash
          discounts                          259,000      7,360,132    7,345,132 (2)      274,000
                                         -----------    -----------  ------------     ------------

                                         $ 1,885,000    $ 7,699,114  $ 7,499,114      $ 2,085,000
                                         -----------    -----------  ------------      -----------
1996:
       Reserve for bad debts             $ 1,446,000    $   476,204  $   296,204 (1)  $ 1,626,000
       Reserve for cash
          discounts                          328,000      6,767,016    6,836,016 (2)      259,000
                                         -----------    -----------  ------------      -----------
                                         $ 1,774,000    $ 7,243,220  $ 7,132,220      $ 1,885,000
                                         -----------    -----------  ------------      -----------
1995:
       Reserve for bad debts             $ 1,173,000        563,162      290,162 (1)  $ 1,446,000
       Reserve for cash
          discounts                          293,000      6,163,894    6,128,894 (2)      328,000
                                         -----------    -----------  ------------      -----------
                                           1,466,000    $ 6,727,056  $ 6,419,056      $ 1,774,000
                                         -----------    -----------  ------------      -----------



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

 3.1      Restated Articles of Incorporation.  Incorporated by reference to
          Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997; Commission File No. 1-1361.

 3.2      Amended and Restated By-Laws.  Incorporated by reference to Exhibit
          3.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996; Commission File No. 1-1361.

 3.3 Specimen Class B Common Stock Certificate. Incorporated by reference to Exhibit 1.1 of the Company's Registration Statement on Form 8-A dated February 29, 1988.

10.5* Consultation Agreement between the Company and William Touretz dated December 21, 1979. Incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the year ended December 31, 1992; Commission File No. 1-1361.

10.5.1* Modification Agreement between the Company and William Touretz dated as of December 5, 1984. Incorporated by reference to Exhibit 10.5.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1984; Commission File No. 1-1361.

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

10.12* Restatement of Split Dollar Agreement (Special Trust) between the Company and the trustee of the Gordon Family 1993 Special Trust dated January 31, 1997. Incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996; Commission File No. 1-1361.

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

10.25* Form of Change In Control Agreement dated August, 1997 between the Company and certain executive officers.

10.26* Executive Split Dollar Insurance and Collateral Assignment Agreement between the Company and Barry Bowen dated April 1, 1997.

13 The following items incorporated by reference herein from the Company's 1997 Annual Report to Shareholders for the year ended December 31, 1997 (the "1997 Report"), are filed as Exhibits to this report:

          (i) Information under the section entitled "International" set forth on Page 4 of the 1997 Report;

          (ii) Information under the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth on Pages 5-7 of the 1997 Report;

          (iii) Consolidated Statements of Earnings and Retained Earnings for the three years ended December 31, 1997 set forth on Page 8 of the 1997 Report;

          (iv) Consolidated Statements of Financial Position at December 31, 1997 and 1996 set forth on Pages 9-10 of the 1997 Report;

          (v) Consolidated Statements of Cash Flow for the three years ended December 31, 1997 set forth on Page 11 of the 1997 Report;

          (vi) Notes to Consolidated Financial Statements set forth on Pages 12-15 of the 1997 Report;

          (vii) Report of Independent Accountants set forth on Page 15 of the 1997 Report;

          (viii) Quarterly Financial Data set forth on Page 16 of the 1997
                   Report;

          (ix) Information under the section entitled "1997-1996 Quarterly Summary of Tootsie Roll Industries, Inc. Stock Prices and Dividends" set forth on Page 16 of the 1997 Report; and

          (x) Information under the section entitled "Five Year Summary of Earnings and Financial Highlights" set forth on Page 17 of the 1997 Report.

21   List of Subsidiaries of the Company.

27   Financial Data Schedule














______________________________________
*Executive compensation plan or arrangement.