Form 10-Q
period 1998-03-28
TOOTSIE ROLL INDUSTRIES INC
filed 1998-05-06
CIK 98677

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 Form 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  March 28, 1998  Commission File Number   1 - 1361



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


                                                  Yes  X           No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

               Class                              Outstanding
     Common Stock, $.69 4/9 par value              16,315,044
     Class B Common Stock, $.69 4/9 par value       7,761,366

<PAGE 2>

                                PART I - FINANCIAL INFORMATION
                        TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                                     (UNAUDITED)
ASSETS                                         March 28,      March 29,        Dec. 31,
 CURRENT ASSETS                                   1998          1997             1997
  Cash & Cash Equiv.                        $ 34,384,760    $ 37,487,705   $ 60,432,573
  Marketable Securities                       92,450,294     105,068,687     81,847,537
  Accounts Receivable
   Less Allowances of
   $2,238,000,$2,074,000 & $2,085,000         25,001,428      19,026,063     23,319,189
  Inventories at Cost
   (Last-in,First-out):
   Finished Goods & Work in Process           31,228,297      27,939,041     22,937,821
   Raw Material & Supplies                    15,550,639      12,348,294     13,721,292
  Prepaid Expenses                             5,795,280       4,205,972      2,910,043
  Deferred Income Taxes                        1,793,000       2,839,000      1,793,000

   Total Current Assets                      206,203,698     208,914,762    206,961,455

 PROPERTY, PLANT & EQUIPMENT,
(at cost)
  Land                                         6,895,114       6,897,457      6,895,124
  Building                                    22,082,109      28,643,304     22,099,681
  Machinery & Equipment                      126,300,215     118,949,136    122,429,737
                                             155,277,438     154,489,897    151,424,542
 Less-Accumulated Depreciation
  and Amortization                            75,234,907      73,820,803     73,060,644
                                              80,042,531      80,669,094     78,363,898

OTHER ASSETS

  Intangibles                                 89,872,728      92,579,027     90,549,303
  Investments                                 51,519,053          -          39,737,566
  Other Assets                                22,525,607      16,693,431     21,129,874
                                             163,917,388     109,272,458    151,416,743

    Total Assets                            $450,163,617    $398,856,314   $436,742,096

                                                      (UNAUDITED)
LIABILITIES AND SHAREHOLDERS( EQUITY           March 28,        March 29,        Dec. 31,
 CURRENT LIABILITIES                              1998           1997           1997
  Accounts Payable                          $  11,654,609     $  9,834,673  $ 11,623,404
  Dividends Payable                             2,179,102        1,756,365     1,930,339
  Accrued Liabilities                          29,611,543       25,732,281    32,793,347
  Fed. & State Income Taxes                    13,060,208       12,869,580     7,259,040
    Total Current Liabilities                  56,505,462       50,192,899    53,606,130

 NON-CURRENT LIABILITIES

  Ind.Dev.Bonds                                 7,500,000        7,500,000     7,500,000
  Post Retirement Benefits                      5,991,768        5,708,379     5,904,593
  Deferred Compensation                        12,325,480        8,405,886     9,918,664
  Deferred Income Taxes                          8,617,653        9,212,680     8,650,156
    Total Non-Current Liabilities              34,434,901       30,826,945    31,973,413

 SHAREHOLDERS( EQUITY

  Common Stk., $.69-4/9 par value-
   50,000,000 shares author.
   16,315,044, 16,018,418 & 15,851,296
   respectively, issued                        11,329,753       11,123,762    11,007,706
  Class B Common Stk $.69-4/9 par value-
   20,000,000 shares author.
   7,761,366, 7,596,383 & 7,546,505
   respectively, issued                         5,389,772        5,275,200     5,240,563
  Capital in Excess of Par Value              237,614,188      198,571,051   187,259,058
  Retained Earnings                           115,896,720      114,002,206   159,123,991
  Cumulative Translation Adjustment           (11,044,831)     (11,135,749)  (11,051,961)
  Unrealized gain (loss) on investments            37,652            -          (416,804)
    Total Shareholders( Equity                359,223,254      317,836,470   351,162,553
    Total Liabilities and
      Shareholders( Equity                   $450,163,617     $398,856,314  $436,742,096

<PAGE 4>

                                       TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF
                                             EARNINGS AND RETAINED EARNINGS (NOTE 1)
                                                            (UNAUDITED)

                                                                    13 Weeks Ended
                                                          March 28, 1998 & March 29, 1997
                                                                1998            1997
Net Sales (Note 2)                                          $ 69,700,843   $ 66,257,600
Cost of Goods Sold                                            32,734,862     32,934,937

  Gross Margin                                                36,965,981     33,322,663

Operating Expenses:
 Marketing, Selling and Advertising                           10,856,893      9,894,191
 Distribution and Warehousing                                  4,871,415      5,160,233
 General and Administrative                                    4,053,343      3,865,905
 Goodwill Amortization                                           676,575        676,575
                                                              20,458,226     19,596,904

  Earnings from Operations                                    16,507,755     13,725,759
Other Income (Expense), Net                                    1,162,762      1,658,038

  Earnings before Income Taxes                                17,670,517     15,383,797
Provision for Income Taxes                                     6,454,000      5,633,000
Net Earnings (Note 5)                                         11,216,517      9,750,797
Retained Earnings at beginning of period                     159,123,991    136,352,123
                                                             170,340,508    146,102,920
Deduct:
 Cash Dividends                                                1,930,339      1,662,380
 Stock Dividends - 3%                                         52,513,449     30,438,334
                                                              54,443,788     32,100,714
Retained Earnings at end of period                          $115,896,720   $114,002,206
   Net Earnings per Share (Note 3)                                  $.47           $ .40
   Dividends Per Share *                                            $.0825         $ .0725

Average Number of Shares Outstanding
 (Notes 3 & 4)                                                24,091,410    24,332,160

*Does not include 3% Stock Dividend to Shareholders of Record on 3/10/98 and 3/11/97.

<PAGE 5>

               TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                       13 Weeks Ended
                                             March 28, 1998  &  March 29, 1997
                                                  1998                1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings                                 $11,216,517         $ 9,750,797
Adjustments to reconcile net earnings to
 net cash provided by operating
 activities:
  Depreciation and amortization                2,850,838           2,921,062

  (Increase) decrease in assets:
   Accounts receivable                        (1,680,685)          2,157,902
   Inventories                               (10,117,321)        (10,030,144)
   Prepaid expenses and other assets          (4,388,669)         (2,942,073)

  Increase (decrease) in liabilities:
   Accounts payable and accrued liabilities   (1,189,185)         (1,225,562)
   Income taxes payable and deferred           5,769,285           3,095,870
   Other long term liabilities                 2,406,816             419,104
   Other                                          90,051              41,264

Net cash provided by operating                 4,957,647           4,188,220
 activities

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                        (5,814,732)         (1,183,002)
  Purchase of held to maturity securities    (51,490,774)        (12,234,589)
  Maturity of held to maturity securities     30,483,669           5,229,865
  Purchase of available for sale securities  (45,885,963)         (6,000,000)
  Sale and maturity of available for
   sale securities                            45,070,979           6,434,354

Net cash used in investing activities        (27,636,821)        ( 7,753,372)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid in cash                      (1,930,339)         (1,667,817)
  Shares repurchased and retired              (1,438,300)         (2,938,125)

Net cash used in financing activities         (3,368,639)         (4,605,942)

Decrease in cash and cash equivalents        (26,047,813)        ( 8,171,094)
Cash and cash equivalents-beginning of year   60,432,573          45,658,799

Cash and cash equivalents end of quarter     $34,384,760         $37,487,705
Supplemental cash flow information:
  Income taxes paid                          $   788,000         $ 2,420,000
  Interest paid                              $   147,000         $   202,000


PAGE <6>





           TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 28, 1998
                              (UNAUDITED)



Note 1 - Foregoing data has been prepared from the unaudited financial records of the Company and in the opinion of Management all adjustments necessary for a fair statement of the results for the interim period have been reflected. All adjustments were of a normal and recurring nature.


Note 2 - The Company's unshipped orders at March 28, 1998 amounted to
         $14,800,000.


Note 3 - Based on Average Shares outstanding adjusted for Stock
         Dividends.


Note 4 - Includes 3% Stock Dividends distributed on April 22, 1998 and April 22, 1997.


Note 5 - Results of operations for the period ended March 28, 1998 are not necessarily indicative of results to be expected for the year to end December 31, 1998 because of the seasonal nature of the Company's operations. Historically, the Third Quarter has been the Company's largest sales quarter due to Halloween sales.


Note 6 - Form 8-K was not required to be filed during the First
         Quarter of 1998.


Note 7 - Sales of unregistered Securities - None.


Note 8 - New Accounting Pronouncement
         Effective January 1, 1998, Tootsie Roll adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. Such components may include foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available for sale. Annual financial statements for prior periods will be reclassified as required.

         The Company's total comprehensive income was as follows:
                                               (in thousands)
                                            13 Weeks  Ended
                                     March 28, 1998    March 29, 1997
         Net earnings                     $11,217           $9,751
         Other comprehensive gain(loss)       462             (101)

         Total comprehensive earnings     $11,679           $9,650

<PAGE 7>
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION


The following is Management's discussion of the Company's operating results and analysis of factors which have affected the accompanying Statement of
Earnings:

NET SALES:
									First Quarter, 1998
		       First Quarter       		     	vs.
		    1998          1997     		First Quarter, 1997
		$69,700,843	$66,257,600		   +5.2%

First Quarter 1998 net sales of $69,701,000, a record, were up 5.2% from First Quarter 1997 net sales of $66,258,000. Sales rose as a result of successful marketing and promotional programs. These record sales principally reflect sales gains of the Company's core brands.

First Quarter 1998 net sales of $69,701,000 were down from Fourth
Quarter 1997 net sales of $86,403,000. This is not considered unusual as the First Quarter of the year is historically the company's lowest sales quarter.

COST OF SALES:
									  Cost of Sales as a
            First Quarter      		    Percentage of Net Sales
	    1998           1997			 1st Qtr. 1998  1st Qtr. 1997
	$32,734,862	$32,934,937			 47.0%		 49.7%

Cost of sales as a percentage of net sales favorably decreased from 49.7% for First Quarter 1997 to 47.0% for First Quarter 1998. This improvement reflects lower costs in certain ingredients and packaging material costs as well as various manufacturing productivity improvements.

NET EARNINGS:
								    First Quarter, 1998
	     First  Quarter      					vs.
	    1998          1997   			    First Quarter, 1997
	$11,216,517 	$9,750,797 		         +15.0%

First Quarter 1998 net earnings of $11,217,000 a record, were up 15.0% from net earnings of $9,751,000 for the First Quarter 1997. The increase in net earnings reflects higher sales, improved gross profit margins and effective on-going cost control programs which resulted in higher income from operations. First Quarter 1998 income from operations was $16,508,000, an increase of 20% from First Quarter 1997 income from operations of $13,726,000. Other income was adversely affected by $835,000 of foreign exchange and translation losses in Mexico; based on the accounting rules that classify Mexico as hyper-inflationary, these translation losses were charged to expense in the current period. Increased investment income in the First Quarter of 1998
<PAGE 7>
partially mitigated this loss.

First Quarter 1998 earnings per share were $.47 compared to $.40 in 1997, a 17% increase reflecting the increase in net earnings discussed above as well as the stock repurchases during the last 12 months.

The consolidated effective income tax rate decreased from 36.6% in the First Quarter of 1997 to 36.5% in the First Quarter of 1998. This improvement reflects increased tax-free investment income.

First Quarter 1998 net earnings of $11,217,000 decreased $2,512,000 or 18.3% from Fourth Quarter of 1997 net earnings of $13,729,000, which reflects the lower level of sales in the First Quarter 1998 compared to the Fourth Quarter 1997. This is consistent with historical trends.

<PAGE 8>
	PART II  -  OTHER INFORMATION



	TOOTSIE ROLL INDUSTRIES, INC
		   	          AND SUBSIDIARIES







	-  NONE  -








	SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



							TOOTSIE ROLL INDUSTRIES, INC.



Date: May 4, 1998			BY:
							   Melvin J. Gordon
							   Chairman of the Board



							BY:
							   G. Howard Ember
							   Vice President - Finance