Form 10-Q
period 1998-06-27
TOOTSIE ROLL INDUSTRIES INC
filed 1998-08-05
CIK 98677

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 Form 10 - Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended   June 27, 1998 Commission File Number   1 - 1361



                      TOOTSIE ROLL INDUSTRIES, INC.

            (Exact name of registrant as specified in its charter)


                VIRGINIA                          22 - 1318955

     (State or other jurisdiction of         (I.R.S. Employer
      incorporation or organization)          Identification Number)


         7401 South Cicero Avenue
         Chicago, Illinois                          60629
     (Address of principal executive offices)     (Zip Code)


Registrant's telephone number, including area code    (773) 838 - 3400



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


                                                  Yes  X           No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                              Outstanding
     Common Stock, $.69 4/9 par value              32,610,182
     Class B Common Stock, $.69 4/9 par value      15,496,638


<PAGE 2>

                                PART I - FINANCIAL INFORMATION
                        TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                                     (UNAUDITED)
ASSETS                                          June 27,       June 28,        Dec. 31,
 CURRENT ASSETS                                   1998          1997             1997
  Cash & Cash Equiv.                        $ 42,422,848    $ 41,979,248   $ 60,432,573
  Marketable Securities                       83,068,342      38,954,587     81,847,537
  Accounts Receivable
   Less Allowances of
   $2,242,000,$2,146,000 & $2,085,000         24,104,647      19,759,642     23,319,189
  Inventories at Cost
   (Last-in,First-out):
   Finished Goods & Work in Process           44,760,913      40,224,993     22,937,821
   Raw Material & Supplies                    18,844,947      13,785,906     13,721,292
  Prepaid Expenses                             5,891,727       4,450,370      2,910,043
  Deferred Income Taxes                        1,793,000       2,839,000      1,793,000

   Total Current Assets                      220,886,424     161,993,746    206,961,455

 PROPERTY, PLANT & EQUIPMENT,
(at cost)
  Land                                         6,895,294       6,894,139      6,895,124
  Building                                    22,144,888      28,393,242     22,099,681
  Machinery & Equipment                      129,510,930     121,778,739    122,429,737
                                             158,551,112     157,066,120    151,424,542
 Less-Accumulated Depreciation
  and Amortization                            77,607,078      75,839,385     73,060,644
                                              80,944,034      81,226,735     78,363,898

OTHER ASSETS

  Intangibles                                 89,196,153      91,902,453     90,549,303
  Investments                                 46,556,761      53,661,021     39,737,566
  Other Assets                                24,491,287      16,826,535     21,129,874
                                             160,244,201     162,390,009    151,416,743

    Total Assets                            $462,074,659    $405,610,490   $436,742,096

<PAGE 3>

                                                      (UNAUDITED)
LIABILITIES AND SHAREHOLDERS( EQUITY            June 27,         June 28,        Dec. 31,
 CURRENT LIABILITIES                              1998           1997           1997
                                                                           <C.
  Notes Payable to Banks                    $   7,000,000     $         --  $         --
  Accounts Payable                             10,049,803       10,393,202    11,623,404
  Dividends Payable                             2,525,616        1,940,654     1,930,339
  Accrued Liabilities                          31,338,177       28,666,646    32,793,347
  Fed. & State Income Taxes                     6,932,280        9,462,415     7,259,040
    Total Current Liabilities                  57,845,876       50,462,917    53,606,130

 NON-CURRENT LIABILITIES

  Ind.Dev.Bonds                                 7,500,000        7,500,000     7,500,000
  Post Retirement Benefits                      6,068,347        5,789,881     5,904,593
  Deferred Compensation                        13,089 880        8,777,168     9,918,664
  Deferred Income Taxes                         8,274,497        9,078,530     8,650,156
    Total Non-Current Liabilities              34,932,724       31,145,579    31,973,413

 SHAREHOLDERS( EQUITY

  Common Stk., $.69-4/9 par value-
   50,000,000 shares author.
   32,610,182, 15,948,909 & 15,851,296
   respectively, issued                        22,645,749       11,075,492    11,007,706
  Class B Common Stk $.69-4/9 par value-
   20,000,000 shares author.
   15,496,638, 7,573,892 & 7,546,505
   respectively, issued                        10,761,454        5,259,581     5,240,563
  Capital in Excess of Par Value              219,169,952      194,189,254   187,259,058
  Retained Earnings                           127,281,538      124,568,911   159,123,991
  Accumulated other comprehensive income      (10,562,364)     (11,091,244)  (11,468,765)
    Total Shareholders( Equity                369,296,059      324,001,994   351,162,553
    Total Liabilities and
      Shareholders( Equity                   $462,074,659     $405,610,490  $436,742,096

<PAGE 4>

                               TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF
                                  EARNINGS AND RETAINED EARNINGS (NOTE 1)
                                                (UNAUDITED)

                                                   13 Weeks Ended                   26 Weeks Ended
                                         June 27, 1998 &  June 28, 1997   June 27, 1998 &  June 28,1997
                                               1998             1997            1998             1997
NET SALES (Note 2)                        $ 85,930,837     $ 82,287,560    $155,631,680     $148,545,160
Cost of goods sold                          40,798,091       40,905,105      73,532,953       73,840,042

  Gross Margin                              45,132,746       41,382,455      82,098,727       74,705,118

Operating Expenses:
 Marketing, Selling and Advertising         13,662,796       12,404,317      24,519,689       22,298,508
 Distribution and Warehousing                6,018,968        5,877,557      10,890,383       11,037,790
 General and Administrative                  4,272,077        4,221,345       8,325,420        8,087,250
 Goodwill amortization                         676,575          676,575       1,353,150        1,353,150
                                            24,630,416       23,179,794      45,088,642       42,776,698
  Earnings from Operations                  20,502,330       18,202,661      37,010,085       31,928,420
Other Income (Expense) Net                   1,285,104        1,431,698       2,447,866        3,089,736

  Earnings before Income Taxes              21,787,434       19,634,359      39,457,951       35,018,156
Provision for Income Taxes                   7,877,000        7,127,000      14,331,000       12,760,000
Net Earnings (Note 5)                       13,910,434       12,507,359      25,126,951       22,258,156

Retained Earnings at beginning of period   115,896,720      114,002,206     159,123,991      136,352,123
                                           129,807,154      126,509,565     184,250,942      158,610,279
Deduct:
 Cash Dividends                              2,525,616        1,940,654       4,455,955        3,603,034
 Stock Dividends - 3%                               --               --      52,513,449       30,438,334
                                             2,525,616        1,940,654      56,969,404       34,041,368
Retained Earnings at end of period        $127,281,538     $124,568,911    $127,281,538     $124,568,911
   Net Earnings per Share (Note 3)             $ .29            $ .26           $ .52            $ .46
   Dividends Per Share *                       $ .0525          $ .04125        $ .09375         $ .0775
Average Number of Shares Outstanding
  (Notes 3 & 4)                             48,120,120       48,343,820      48,132,849       48,364,391

*Does not include 3% Stock Dividend to Shareholders of Record on 3/10/98 and 3/11/97, but has been restated for the 2-for-1 Stock Split to Shareholders of Record 6/22/98.

<PAGE 5>

                  TOOTSIE ROLL INDUSTRIES, INC.AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                        26 Weeks Ended
                                               June 27, 1998   &   June 28, 1997
                                                       1998            1997
   CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Earnings                                  $25,126,951      $22,258,156
   Adjustments to reconcile net earnings to
    net cash (used in) provided by operating activities:
     Depreciation and amortization                 5,899,590        5,701,084

    (Increase) decrease in assets:
      Accounts receivable                           (787,182)       1,436,930
      Inventories                                (26,951,052)     (23,734,113)
      Prepaid expenses and other assets           (6,660,362)      (6,125,462)

     Increase (decrease) in liabilities:
      Accounts payable and accrued liabilities    (1,066,339)       2,265,280
      Income taxes payable and deferred             (703,406)        (445,112)
      Other long term liabilities                  3,171,216          944,182
      Other                                          160,821          (17,008)

   Net cash (used in) provided by
     operating activities                         (1,809,763)      2,283,937

   CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                         (9,088,412)      (3,759,225)
     Purchase of held to maturity securities     (73,647,614)     (19,192,819)
     Maturity of held to maturity securities      66,944,226       27,362,195
     Purchase of available for sale securities   (74,978,240)      (6,000,000)
     Sale and maturity of available for
      sale securities                             74,874,377        6,434,354
   Net cash (used in) provided by
    investing activities                         (15,895,663)       4,844,505

   CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of notes payable                     7,000,000               --
     Shares repurchased and retired               (3,194,858)      (7,383,811)
     Dividends paid in cash                       (4,109,441)      (3,424,182)

   Net cash used in financing activities            (304,299)     (10,807,993)

   Decrease  in cash and cash equivalents        (18,009,725)      (3,679,551)
   Cash and cash equivalents-beginning of year    60,432,573       45,658,799

   Cash and cash equivalents-end of quarter      $42,422,848      $41,979,248
   Supplemental cash flow information:
     Income taxes paid                           $15,253,000      $13,117,000

     Interest paid                               $   272,000      $   284,000

<PAGE 6>

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATION


The following is Management's discussion of the Company's operating results and analysis of factors which have affected the accompanying Statement of Earnings:


NET SALES:
                                              Second Quarter, 1998
                Second Quarter                         vs.
              1998          1997              Second Quarter, 1997
           $85,930,837    $82,287,560                  +4.4


                                                First Half, 1998
                 First Half                           vs.
              1998          1997                First Half, 1997
          $155,631,680   $148,545,160                 +4.8%


Second Quarter 1998 net sales of $85,931,000, a record, were up 4.4% from the Second Quarter 1997 net sales of $82,288,000.

First Half 1998 net sales of $155,632,000 were up 4.8% from First Half 1997 net sales of $148,545,000.

Second Quarter 1998 net sales of $85,931,000 were up 23.3% from First Quarter 1998 net sales of $69,701,000. This is not considered unusual as the First quarter of the year is historically the Company(s lowest sales quarter.

Record sales for the Second Quarter and First Half of 1998 are the result of successful marketing and promotional programs as well as new products and product line extensions. These record sales principally reflect sales gains of the Company(s core brands and are primarily the result of increased sales volume.

COST OF SALES:
                                               Cost of Sales as a
            Second Quarter                  Percentage of Net Sales
          1998           1997             2nd Qtr. 1998  2nd Qtr. 1997
      $40,798,091    $40,905,105                47.5%          49.7%

                                              Cost of Sales as a
              First Half                   Percentage of Net Sales
         1998           1997             1st Half 1998  1st Half 1997
     $73,532,953    $73,840,042                47.2%        49.7%



Cost of sales as a percentage of net sales favorably decreased from 49.7% for the Second Quarter of 1997 to 47.5% for the Second Quarter of 1998. First Half cost of sales also favorably decreased from 49.7% in 1997 to 47.2% for the same period in 1998. This improvement reflects lower costs of certain ingredients and packaging materials as well as various manufacturing productivity improvements.

NET EARNINGS:
                                            Second Quarter, 1998
         Second  Quarter                            vs.
         1998          1997                 Second Quarter, 1997
     $13,910,434    $12,507,359                     +11.2%

                                              First Half, 1998
           First Half                                vs.
         1998          1997                   First Half, 1997
     $25,126,951    $22,258,156                     +12.9%

Second Quarter 1998 net earnings were $13,910,000 compared to $12,507,000 in the Second Quarter 1997. Second Quarter 1998 earnings per share of $.29 were up 12% over Second Quarter 1997 earnings per share of $.26.

First Half 1998 net earnings were $25,127,000 compared to prior year's First Half 1997 net earnings of $22,258,000. First Half 1998 earnings per share of $.52 were up 13% over First Half 1997 earnings per share of $.46.

Second Quarter 1998 net earnings of $13,910,000 increased $2,693,000 or 24.0% from First Quarter 1998 net earnings of $11,217,000.

The increase in net earnings for the Second Quarter and First Half of 1998 reflects higher sales, improved gross profit margins and effective ongoing cost control programs which resulted in higher income from operations. Second Quarter 1998 income from operations was $20,502,000, an increase of 13% from Second Quarter 1997 income from operations of $18,203,000.
Income from operations for the First Half 1998 increased 16% to $37,010,000 from $31,928,000 in the First Half of 1997. Other income in the Second Quarter and First Half was adversely affected by $382,000 and $1,215,000, respectively, of foreign exchange and translation losses in Mexico; based on the accounting rules that classify Mexico as hyper-inflationary, these translation losses were charged to expense in the current period. Increased investment income in 1998 partially mitigated these losses.

The consolidated effective income tax rate decreased from 36.4% in the First Half of 1997 to 36.3% in the First Half of 1998. This favorable decrease reflects increased tax-free investment income.

NEW ACCOUNTING PRONOUNCEMENTS:

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for all fiscal quarters beginning after June 15, 1999. Under existing practice, there exist a variety of bases on which derivatives are reported on the balance sheet. SFAS 133 establishes a new model which supercedes and amends a number of existing standards. This Statement requires that all derivatives be recorded in the balance sheet as either assets of liabilities and be measured at fair value. The accounting changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company's use of derivatives relate principally to hedging activities in order to fix the future price of certain ingredients. Management is in the process of evaluating this standard and has not yet determined the future impact on the consolidated financial statements upon adoption.

<PAGE 7>
                      PART II  -  OTHER INFORMATION


                      TOOTSIE ROLL INDUSTRIES, INC
                             AND SUBSIDIARIES



Item 4.  Submission of Matters to a Vote of Security-Holders

At the Annual Meeting of Shareholders of the Company, held on May 4, 1998, the following number of votes were cast for the matters indicated:

1. For the election of five Directors of the Company by the holders of Common Shares and Class B Common Shares voting together:
                                                                       Broker
    Nominee                For           Withheld        Abstain      Non-vote
Melvin J. Gordon        86,391,507        873,453          -0-           -0-

Ellen R. Gordon         86,396,638        868,322          -0-           -0-

Lana Jane Lewis-Brent   86,380,531        884,429          -0-           -0-

Charles W. Siebert      86,376,063        888,897          -0-           -0-

William Touretz         86,376,952        888,008          -0-           -0-


2. Proposal to ratify the appointment of Price Waterhouse LLP (subsquently renamed PricewaterhouseCoopers LLP) as auditors for the fiscal year 1998:

                                                                      Broker
                                 For       Withheld    Abstain       Non-vote
Common Shares and Class B
Common Shares voting together 86,206,861   1,022,618    35,481          -0-

No other matters were submitted to a vote by ballot at the 1998 Annual
Meeting.


                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    TOOTSIE ROLL INDUSTRIES, INC.



Date: August 4, 1998                BY:
                                       Melvin J. Gordon
                                       Chairman of the Board



                                    BY:
                                       G. Howard Ember
                                       Vice President - Finance