Form 10-Q
period 1998-09-26
TOOTSIE ROLL INDUSTRIES INC
filed 1998-11-09
CIK 98677

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 Form 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 26, 1998  Commission File Number   1 - 1361



                      TOOTSIE ROLL INDUSTRIES, INC.

            (Exact name of registrant as specified in its charter)


                VIRGINIA                          22 - 1318955

     (State or other jurisdiction of         (I.R.S. Employer
      incorporation or organization)          Identification Number)


         7401 South Cicero Avenue
         Chicago, Illinois                          60629
     (Address of principal executive offices)     (Zip Code)


Registrant's telephone number, including area code    (773) 838 - 3400



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


                                                  Yes  X           No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicalbe date.

               Class                              Outstanding
     Common Stock, $.69 4/9 par value              32,507,845
     Class B Common Stock, $.69 4/9 par value      15,465,575

<PAGE 2>

                                PART I - FINANCIAL INFORMATION
                        TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                                     (UNAUDITED)
ASSETS                                          Sept 26,       Sept 27,        Dec. 31,
 CURRENT ASSETS                                   1998          1997             1997
  Cash & Cash Equiv.                        $ 44,165,781    $ 74,478,364   $ 60,432,573
  Marketable Securities                       63,864,726      33,774,830     81,847,537
  Accounts Receivable
   Less Allowances of
   $3,204,000,$3,090,000 & $2,085,000         67,740,215      64,360,955     23,319,189
  Inventories at Cost
   (Last-in,First-out):
   Finished Goods & Work in Process           24,521,839      20,876,234     22,937,821
   Raw Material & Supplies                    15,393,247      14,430,165     13,721,292
  Prepaid Expenses                             5,594,447       4,394,035      2,910,043
  Deferred Income Taxes                        1,793,000       2,839,000      1,793,000

   Total Current Assets                      223,073,255     215,153,583    206,961,455

 PROPERTY, PLANT & EQUIPMENT,
(at cost)
  Land                                         6,895,294       6,898,131      6,895,124
  Building                                    22,144,888      28,110,270     22,099,681
  Machinery & Equipment                      131,855,285     123,423,144    122,429,737
                                             160,895,467     158,431,545    151,424,542
 Less-Accumulated Depreciation
  and Amortization                            79,839,907      78,188,442     73,060,644
                                              81,055,560      80,243,103     78,363,898

OTHER ASSETS

  Intangibles                                 88,519,578      91,225,878     90,549,303
  Investments                                 69,767,649      37,831,852     39,737,566
  Other Assets                                28,253,530      20,691,430     21,129,874
                                             186,540,757     149,749,160    151,416,743

    Total Assets                            $490,669,572    $445,145,846   $436,742,096

<PAGE 3>

                                                      (UNAUDITED)
LIABILITIES AND SHAREHOLDERS( EQUITY            Sept 26,       Sept 27,        Dec. 31,
 CURRENT LIABILITIES                              1998           1997           1997
  Accounts Payable                          $  13,173,546     $ 12,616,824  $ 11,623,404
  Dividends Payable                             2,517,301        1,938,591     1,930,339
  Accrued Liabilities                          37,016,405       35,930,926    32,793,347
  Fed. & State Income Taxes                    15,111,846       16,138,903     7,259,040
    Total Current Liabilities                  67,819,098       66,625,244    53,606,130

 NON-CURRENT LIABILITIES

  Ind.Dev.Bonds                                 7,500,000        7,500,000     7,500,000
  Post Retirement Benefits                      6,148,636        5,876,858     5,904,593
  Deferred Compensation                        13,185,654        9,676,731     9,918,664
  Deferred Income Taxes                         8,195,314        9,487,123     8,650,156
    Total Non-Current Liabilities              35,029,604       32,540,712    31,973,413

 SHAREHOLDERS( EQUITY

  Common Stk., $.69-4/9 par value-
   50,000,000 shares author.
   32,507,845, 15,938,273 & 15,851,296
   respectively, issued                        22,574,682       11,068,106    11,007,706
  Class B Common Stk $.69-4/9 par value-
   20,000,000 shares author.
   15,465,575, 7,559,528 & 7,546,505
   respectively, issued                        10,739,883        5,249,606     5,240,563
  Capital in Excess of Par Value              214,328,970      192,980,615   187,259,058
  Retained Earnings                           151,981,777      147,325,412   159,123,991
  Cumulative Translation Adjustment           (11,072,368)     (10,878,556)  (11,468,765)
  Unrealized Gain on Marketable Securities        240,514          234,707            --
  Treasury Shares at cost-
   20,000, -0-, & -0-                            (972,588)              --            --
    Total Shareholders( Equity                387,820,870      345,979,890   351,162,553
    Total Liabilities and
      Shareholders( Equity                   $490,669,572     $445,145,846  $436,742,096


<PAGE 4>

                               TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF
                                  EARNINGS AND RETAINED EARNINGS (NOTE 1)
                                                (UNAUDITED)

                                            13 Weeks Ended                    39 Weeks Ended
                                   Sept. 26, 1998 & Sept. 27, 1997   Sept 26, 1998 & Sept. 27, 1997
                                         1998              1997            1998            1997
Net Sales (Note 2)                  $144,230,201     $140,645,293    $299,861,881     $289,190,453
Cost of Goods Sold                    70,979,589       70,899,622     144,512,542      144,739,664

  Gross Margin                        73,250,612       69,745,671     155,349,339      144,450,789

Operating Expenses:
 Marketing, Selling and Advertising   19,257,186       18,243,872      43,776,875       40,542,380
 Distribution and Warehousing          7,531,064        7,449,166      18,421,447       18,486,956
 General and Administrative            4,200,981        4,819,617      12,526,401       12,906,867
 Goodwill Amortization                   676,575          676,575       2,029,725        2,029,725
                                      31,665,806       31,189,230      76,754,448       73,965,928
  Earnings from Operations            41,584,806       38,556,441      78,594,891       70,484,861
Other Income (Expense), Net            1,129,684          749,651       3,577,550        3,839,387

  Earnings before Income Taxes        42,714,490       39,306,092      82,172,441       74,324,248
Provision for Income Taxes            15,498,000       14,611,000      29,829,000       27,371,000
Net Earnings (Note 5)                 27,216,490       24,695,092      52,343,441       46,953,248

Retained Earnings at beginning
 of period                           127,281,538      124,568,911     159,123,991      136,352,123
                                     154,498,028      149,264,003     211,467,432      183,305,371
Deduct:
 Cash Dividends                        2,516,251        1,938,591       6,972,206        5,541,625
 Stock Dividends - 3%                         --               --      52,513,449       30,438,334
                                       2,516,251        1,938,591      59,485,655       35,979,959
Retained Earnings at end
 of period                          $151,981,777     $147,325,412    $151,981,777     $147,325,412
   Net Earnings per Share (Note 3)        $ .57            $ .51           $1.09            $ .97
   Dividends per Share *                  $ .0525          $ .0425         $ .14625         $ .11875
Average Number of Shares Outstanding
 (Notes 3 & 4)                        48,056,095       48,262,320      48,104,750       48,332,520
*Does not include 3% Stock Dividend to Shareholders of Record on 3/10/98 and 3/11/97, but has been restated for the 2-for-1 Stock Split to Shareholders of Record 6/22/98.

<PAGE 5>

                          TOOTSIE ROLL INDUSTRIES, INC.
                                  AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      39 Weeks Ended
                                       September 26, 1998 & September 27, 1997
                                                     1998              1997
   CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                  $52,343,441      $46,953,248
   Adjustments to reconcile net earnings to
    net cash provided by operating activities:
     Depreciation and amortization                 8,823,102        8,764,738

    (Increase) decrease in assets:
      Accounts receivable                        (44,426,619)     (43,089,094)
      Inventories                                 (3,264,804)      (4,915,195)
      Prepaid expenses and other assets          (26,944,117)     (11,468,168)

     Increase in liabilities:
      Accounts payable and accrued liabilities     7,736,449       11,724,651
      Income taxes payable and deferred            7,396,319        6,644,794
      Other long term liabilities                  3,266,990        1,689,949
      Other                                          238,292          270,453

   Net cash provided by
    operating activities                           5,169,053       16,575,376

   CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                        (11,432,761)      (5,124,650)
     Purchase of held to maturity securities    (162,095,418)     (38,722,325)
     Maturity of held to maturity securities     168,437,355       68,358,591
     Purchase of available for sale securities  (163,024,238)      (8,464,025)
     Sale and maturity of available for
      sale securities                            162,414,290       10,171,246
   Net cash (used in) provided by
    investing activities                          (5,700,772)      26,218,837

   CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of notes payable                     7,000,000               --
     Repayment of notes payable                   (7,000,000)              --
     Purchase of treasury stock                     (972,588)              --
     Shares repurchased and retired               (8,128,477)      (8,609,811)
     Dividends paid in cash                       (6,634,008)      (5,364,837)

   Net cash used in financing activities         (15,735,073)     (13,974,648)

   (Decrease) increase in cash and cash equivalents  (16,266,792)      28,819,565
   Cash and cash equivalents-beginning of year    60,432,573       45,658,799

   Cash and cash equivalents end of quarter      $44,165,781      $74,478,364
   Supplemental cash flow information:
     Income taxes paid                           $22,672,000      $20,676,000
     Interest paid                               $   348,000      $   361,000

<PAGE 6>

           TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 26, 1998
                              (UNAUDITED)



Note 1 - Foregoing data has been prepared from the unaudited financial records of the Company and in the opinion of Management all adjustments necessary for a fair statement of the results for the interim period have been reflected. All adjustments were of a normal and recurring nature.


Note 2 - The Company's unshipped orders at September 26, 1998 amounted to $33,100,000.


Note 3 -  Based on Average Shares outstanding adjusted for Stock Dividends.


Note 4 - Includes 3% stock dividends distributed on April 22, 1998 and April 22, 1997 and the 2-for-1 stock split distributed on July 13, 1998.


Note 5 - Results of operations for the period ended September 26, 1998 are not necessarily indicative of results to be expected for the year to end December 31, 1998 because of the seasonal nature of the Company's operations. Historically, the Third Quarter has been the Company's largest Sales Quarter due to Halloween Sales.


Note 6 -  New Accounting Pronouncement
          Effective January 1, 1998, Tootsie Roll adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. Such components may include foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available for sale. Annual financial statements for prior periods will be reclassified as required.

          The Company(s total comprehensive income was as follows:
                                                 (in thousands)
                                               13 Weeks  Ended
                                        Sept 26, 1998  Sept 27, 1997
          Net earnings                      $27,216        $24,695
          Other comprehensive (loss)gain       (269)           447
          Total comprehensive earnings      $26,947        $25,142



                                                 (in thousands)
                                               39 Weeks  Ended
                                        Sept 26, 1998  Sept 26, 1997
          Net earnings                      $52,343        $46,953
          Other comprehensive gain              637            391
          Total comprehensive earnings      $52,980        $47,344



<PAGE 7>

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management's discussion of the Company's operating results and analysis of factors which have affected the accompanying Statement of
Earnings:

NET SALES:
                                                 Third Quarter, 1998
             Third Quarter                                 vs.
          1998         1997                      Third Quarter, 1997
     $144,230,201  $140,645,293                         2.5%

                                                 Nine Months, 1998
              Nine Months                               vs.
          1998         1997                      Nine Months, 1997
     $299,861,881  $289,190,453                        +3.7%

Third Quarter 1998 net sales of $144,230,000, were up 2.5% from Third Quarter 1997 net sales of $140,645,000.

Nine Months 1998 net sales of $299,862,000 were up 3.7% from Nine Months 1997 net sales of $289,190,000.

Third Quarter 1998 net sales of $144,230,000 were up 67.8% from Second Quarter 1998 net sales of $85,931,000. Historically, the Third Quarter includes pre-Halloween sales and is the company's largest quarterly sales period of the year.

Record sales for the Third Quarter and Nine Months 1998 are the result of successful marketing and promotional programs, including pre-Halloween sales programs, as well as new products and product line extensions. These record sales principally reflect sales gains of the Company's core brands and are primarily the result of increased sales volume.




COST OF SALES:

                                                           Cost of Sales as a
             Third Quarter                              Percentage of Net Sales
          1998         1997                        3rd Qtr. 1998   3rd Qtr. 1997
      $70,979,589    $70,899,622                         49.2%           50.4%


                                                         Cost of Sales as a
              Nine Months                             Percentage of Net Sales
          1998         1997                        9 Months 1998  9 Months 1997
     $144,512,542   $144,739,664                        48.2%          50.0%


Cost of sales as a percentage of net sales favorably decreased from 50.4% for the Third Quarter of 1997 to 49.2% in the Third Quarter of 1998. Nine Months cost of sales also favorably decreased from 50.0% in 1997 to 48.2% for the same period in 1998. This improvement reflects lower costs of certain ingredients and packaging materials as well as various manufacturing productivity improvements.




                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS   (Continued)

NET EARNINGS:

                                                       Third Quarter, 1998
           Third  Quarter                                       vs.
          1998          1997                           Third Quarter, 1997
      $27,216,490    $24,695,092                                10.2%

                                                       Nine Months, 1998
            Nine Months                                         vs.
          1998          1997                           Nine Months, 1997
     $52,343,441     $46,953,248                               11.5%



Third Quarter 1998 net earnings were $27,216,000 compared to $24,695,000 in the Third Quarter of 1997. Third Quarter earnings per share of $.57 were up $.06 or 11.8% over Third Quarter 1997 earnings per share of $.51.

Nine Months 1998 net earnings were $52,343,000 compared to the prior year's Nine Months net earnings of $46,953,000. Nine Months 1998 earnings per share of $1.09 were up $.12 or 12.4% over Nine Months 1997 earnings per share of $.97.

Third Quarter 1998 net earnings of $27,216,000 increased $13,306,000 or 95.7% from Second Quarter of 1998 net earnings of $13,910,000.

The increase in net earnings for the Third Quarter and Nine Months of 1998 reflects higher sales, improved gross profit margins and effective ongoing cost control programs which resulted in higher income from operations. Third Quarter 1998 income from operations was $41,585,000 an increase of 8% from Third Quarter 1997 income from operations of $38,556,000.
Income from operations for the Nine Months 1998 increased 12% to $78,595,000 from $70,485,000 in the Nine Months of 1997. Other income in the Third Quarter and Nine Months was adversely affected by $597,000 and $1,812,000, respectively, of foreign exchange and translation losses in Mexico; based on the accounting rules that classify Mexico as hyper-inflationary, these translation losses were charged to expense in the current period. Increased investment income in 1998 partially mitigated these losses.

The consolidated effective income tax rate decreased from 36.8% in the Nine Months of 1997 to 36.3% in the Nine Months of 1998. This favorable decrease principally reflects increased tax-free investment income.

NEW ACCOUNTING PRONOUNCEMENTS:

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for all fiscal quarters beginning after June 15, 1999. Under existing practice, there exist a variety of bases on which derivatives are reported on the balance sheet.
SFAS 133 establishes a new model which supersedes and amends a number of existing standards. This Statement requires that all derivatives be recorded in the balance sheet as either assets or liabilities and be measured at fair value. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation.
The Company's use of derivatives relate principally to hedging activities in order to fix the future price of certain ingredients. Management is in the process of evaluating this standard and has not yet determined the future impact on the consolidated financial statements upon adoption.

YEAR 2000 COMPUTER ISSUE

The Year 2000 computer issue (often referred to as "Y2K") is the result of date-sensitive computer programs and technologies that were deployed using two digits rather than four digits to define the applicable year. Beginning in 2000, computer system failures could result if such systems recognize "00" as the year 1900 instead of the year 2000. The Company has substantially completed its year 2000 assessment of all of its systems which includes business software applications, computer operating systems and data bases, electronic data interchange (EDI), networks, manufacturing controllers and facility management systems. The Company is in the process of communicating with its key customers, suppliers and outside organizations, such as banks and sales brokers, in order to assess their Year 2000 readiness. All of the Company's Year 2000 compliance efforts, except system testing, should be substantially complete by December 31, 1998. System testing is scheduled to be completed in the first quarter of 1999.

Most of the Company's mission critical business applications are already Year 2000 compliant because they are Oracle-based software applications that operate within the Oracle database. These systems utilize modern technologies where year 2000 dates are not problematic. However, the Company determined in 1997 that its Mexican operation's computer systems were not Year 2000 compliant, and initiated a Year 2000 remediation project which is expected to be substantially complete by December 31, 1998.

Based on the progress to date as well as the Company's ongoing assessment of this matter, no contingency plans are expected to be needed, and therefore, none have been developed. However, the Company continues to monitor its Year 2000 progress in Mexico and with respect to customers, venders, and third-parties; if necessary, the Company will prepare a contingency plan to mitigate these risks.

The cost associated with Year 2000 compliance is not incremental to the Company, but principally represents a reallocation of existing resources. The remediation and testing effort is being accomplished with existing staff.
The incremental cost is not expected to exceed $100,000.

The Company's assessment of Year 2000 compliance issues is a forward looking statement subject to risk and uncertainties. If the Company's assessment of its systems is in error, remediation work is not completed timely and properly, or key suppliers or other third parties are not Year 2000 compliant, then resulting problems could have a material adverse effect on the Company's operations. However, Company management believes that material adverse consequences are unlikely based on its assessment of the Company's systems and progress to date on its Year 2000 plan.







<PAGE 8>
                      PART II  -  OTHER INFORMATION


                      TOOTSIE ROLL INDUSTRIES, INC
                             AND SUBSIDIARIES


Item 2.  Sales of unregistered Securities - None.

Item 4.  Submission of matters to a vote of security holders - None.

Item 6.  Form 8-K was not required to be filed during the Third Quarter of 1998.













                              SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    TOOTSIE ROLL INDUSTRIES, INC.



Date: November 9, 1998               BY:
                                       Melvin J. Gordon
                                       Chairman of the Board



                                    BY:
                                       G. Howard Ember
                                       Vice President - Finance