Form 10-K
period 1998-12-31
TOOTSIE ROLL INDUSTRIES INC
filed 1999-03-30
CIK 98677

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

                   For the fiscal year ended December 31, 1998

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


        For the transition period from ________________ to ________________

                          Commission file number 1-1361


-------------------------------------------------------------------------------

                          TOOTSIE ROLL INDUSTRIES, INC.
             (Exact name of Registrant as specified in its charter)

-------------------------------------------------------------------------------


              VIRGINIA                                   22-1318955
  ----------------------------------         ---------------------------------
     (State or other jurisdiction of         (IRS Employer Identification No.)
      incorporation or organization)

                7401 South Cicero Avenue, Chicago, Illinois 60629
               (Address of principal executive offices) (Zip Code)

                  Registrant's Telephone Number: (773) 838-3400
           Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
         Title of each class                          on which registered
  ----------------------------------         ---------------------------------
      Common Stock - Par Value                      New York Stock Exchange
         $.69-4/9 Per Share

           Securities registered pursuant to Section 12(g) of the Act:
               CLASS B COMMON STOCK - PAR VALUE $.69-4/9 PER SHARE

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes     X                  No
                         -----------                -----------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                            ----


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                  As of March 9, 1999, 32,474,713 shares of Common Stock, par value $.69-4/9 per share, were outstanding and the aggregate market value of the Common Stock (based upon the closing price of the stock on the New York Stock Exchange on such date) held by non-affiliates was approximately $881,089,780. As of March 9, 1999, 15,386,543 shares of Class B Common Stock, par value $.69-4/9 per share, were outstanding. Class B Common Stock is not traded on any exchange, is restricted as to transfer or other disposition, but is convertible into Common Stock on a share-for-share basis. Upon such conversion, the resulting shares of Common Stock are freely transferable and publicly traded. Assuming all 15,386,543 shares of outstanding Class B Common Stock were converted into Common Stock, the aggregate market value of Common Stock held by non-affiliates on March 9, 1999 (based upon the closing price of the stock on the New York Stock Exchange on such date) would have been approximately $956,643,206. Determination of stock ownership by non-affiliates was made solely for the purpose of this requirement, and the Registrant is not bound by these determinations for any other purpose.


                       DOCUMENTS INCORPORATED BY REFERENCE

                  1. Portions of the Company's Annual Report to Shareholders for the year ended December 31, 1998 (the "1998 Report") are incorporated by reference in Parts I and II of this report.

                  2. Portions of the Company's Definitive Proxy Statement which will be distributed on or before April 30, 1999 in connection with the Company's 1999 Annual Meeting of Shareholders (the "1999 Proxy Statement") are incorporated by reference in Part III of this report.

                                     PART I

ITEM 1.           BUSINESS.

                  Tootsie Roll Industries, Inc. and its consolidated subsidiaries (the "Company") have been engaged in the manufacture and sale of candy for over 100 years. This is the only industry segment in which the Company operates and is its only line of business. The majority of the Company's products are sold under the registered trademarks TOOTSIE ROLL, TOOTSIE ROLL POPS, CHILD'S PLAY, TOOTSIE CARAMEL APPLE POPS, CHARMS, BLOW-POP, BLUE RAZZ, ZIP-A-DEE-DOO-DA POPS, CELLA'S, MASON DOTS, MASON CROWS, JUNIOR MINT, CHARLESTON CHEW, SUGAR DADDY AND SUGAR BABIES. The Company acquired the last four of these trademarks in 1993 along with the manufacturing assets of the former Chocolate/Caramel Division of Warner Lambert Company.

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

                  The Company did not have a material backlog of firm orders at the end of the calendar years 1997 or 1998.

                  Packaging materials and ingredients used by the Company are readily obtainable from a number of suppliers at competitive prices. Packaging material costs, including films, cartons, corrugated containers and waxed paper, were favorable in 1998. The Company continues to seek competitive bids to leverage the high volume of annual purchases it makes of these items and to lower per unit costs. The Company has engaged in hedging transactions primarily in sugar and corn and may do so in the future if and when advisable. From time to time the Company changes the size of certain of its products, which are usually sold at standard retail prices, to reflect significant changes in raw material costs.

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

                  Revenues from a major customer aggregated approximately 17.2%, 15.9% and 16.2% of total net sales during the years ended December 31, 1998, 1997 and 1996, respectively.

                  For a summary of sales, net earnings and assets of the Company by geographic area and additional information regarding the foreign subsidiaries of the Company, see Note 11 of the Notes to Consolidated Financial Statements on Page 15 of the Company's Annual Report to Shareholders for the year ended December 31, 1998 (the "1998 Report") and on Page 4 of the 1998 Report under the section entitled "International." Note 11 and the aforesaid section are incorporated herein by reference. Portions of the 1998 Report are filed as an exhibit to this report.

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

                  Cella's Confections, Inc., a subsidiary, owns a facility in New York, New York, containing approximately 60,000 square feet. This facility consists of manufacturing, warehousing and office space on three floors containing approximately 48,000 square feet with a below surface level of approximately 12,000 square feet.

                  Charms L.P., a subsidiary, owns a facility in Covington, Tennessee, containing approximately 285,000 square feet of manufacturing, warehousing and office space, with an additional 200,000 square feet of warehousing space under construction.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  No matters were submitted to a vote of the Company's shareholders through the solicitation of proxies or otherwise during the fourth quarter of 1998.

ADDITIONAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT.

                  See the information on Executive Officers set forth in the table in Part III, Item 10, Page 6 of this report, which is incorporated herein by reference.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                    MATTERS.

                  The Company's Common Stock is traded on the New York Stock Exchange. The Company's Class B Common Stock is subject to restrictions on transfer and no market exists for such shares of Class B Common Stock. The Class B Common Stock is convertible at the option of the holder into shares of Common Stock on a share for share basis. As of March 9, 1999, there were approximately 9,500 holders of record of Common and Class B Common Stock. For information on the market price of, and dividends paid with respect to, the Company's Common Stock, see the section entitled "1998-1997 Quarterly Summary of Tootsie Roll Industries, Inc. Stock Prices and Dividends" which appears on Page 16 of the 1998 Report. This section is incorporated herein by reference and filed as an exhibit to this report.

ITEM 6.           SELECTED FINANCIAL DATA.

                  See the section entitled "Five Year Summary of Earnings and Financial Highlights" which appears on Page 17 of the 1998 Report. This section is incorporated herein by reference and filed as an exhibit to this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                  See the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Pages 5-7 of the 1998 Report. This section is incorporated herein by reference and filed as an exhibit to this report.


ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

                  The Company's products are manufactured from several key raw materials, including sugar, corn syrup, edible oils and cocoa, and finished products incorporate packaging materials such as waxed paper, printed films, cartons and corrugated boxes. Although these items are expected to remain in adequate supply, spot market prices can be influenced by external factors such as weather conditions and crop yields, as well as by factors such as industry capacity and the general balance of supply and demand.

                  Where deemed advisable, the Company utilizes a variety of hedging strategies and fixed price contracts to mitigate its exposure to short-term price fluctuations. In the long term, the Company has latitude to adjust product weights or take other measures to compensate for fluctuations in raw material prices. At December 31, 1998, the Company had open contracts to purchase approximately eighteen months of its expected sugar usage.

                  The Company may also, when it deems advisable to do so, hedge certain foreign currency cash flows, particularly with respect to large equipment purchase commitments. Inasmuch as the Company has low levels of debt, and invests in securities with maturities of up to three years, the majority of which are held to maturity, its exposure to interest rate fluctuations is not material.

                  See Note 1 of the Notes of Consolidated Financial Statements on Page 12 of the 1998 Report, which is incorporated herein by reference.


ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 9, 1999, appearing on Pages 8-15 of the 1998 Report and the Quarterly Financial Data on Page 16 of the 1998 Report are incorporated by reference in this report. With the exception of the aforementioned information and the information incorporated in Items 1, 5, 6 and 7, the 1998 Report is not to be deemed filed as part of this report.


ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                  See the information with respect to the Directors of the Company which is set forth in the section entitled "Election of Directors" of the Company's Definitive Proxy Statement to be used in connection with the Company's 1999 Annual Meeting of Shareholders (the "1999 Proxy Statement"). Except for the last paragraph of this section relating to the compensation of Directors, this section is incorporated herein by reference. See the information in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's 1999 Proxy Statement, which section is incorporated herein by reference. The 1999 Proxy Statement will be filed with the Securities and Exchange Commission on or before April 30, 1999.

                  The following table sets forth the information with respect to the executive officers of the Company:

                  NAME                               POSITION (1)                                AGE
                  ----                               --------                                    ---
                  Melvin J. Gordon*                  Chairman of the Board
                                                        and Chief Executive Officer (2)          79

                  Ellen R. Gordon*                   President and Chief
                                                        Operating Officer (2)                    67

                  G. Howard Ember Jr.                Vice President/Finance                      46

                  John W. Newlin Jr.                 Vice President/Manufacturing                62

                  Thomas E. Corr                     Vice President/Marketing and
                                                        Sales                                    50

                  James M. Hunt                      Vice President/Distribution                 56

                  Barry P. Bowen                     Treasurer                                   43

                  *A member of the Board of Directors of the Company.

(1) Mr. and Mrs. Gordon and Messrs. Newlin and Corr have served in the positions set forth in the table as their principal occupations for more than the past eight years. Mr. Ember has served in his position for the past eight years, and in the seven years prior to that, served the Company in the position of Treasurer and Assistant Vice President of Finance. Mr. Hunt has served in his position for the past six years and in the fifteen years prior to that, served the Company in the positions of Director of Distribution and Assistant Vice President of Distribution. Mr. Bowen has served in his position for the past eight years. Mr. and Mrs. Gordon have also served as President and Vice President, respectively of HDI Investment Corp., a family investment company.

(2)      Melvin J. Gordon and Ellen R. Gordon are husband and wife.

ITEM 11.          EXECUTIVE COMPENSATION.

                  See the information set forth in the section entitled "Executive Compensation and Other Information" of the Company's 1999 Proxy Statement. Except for the "Report on Executive Compensation" and "Performance Graph," this section of the 1999 Proxy Statement is incorporated herein by reference. See the last paragraph of the section entitled "Election of Directors" of the 1999 Proxy Statement, which paragraph is incorporated herein by reference.


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

                  For information with respect to the beneficial ownership of the Company's Common Stock and Class B Common Stock by the beneficial owners of more than 5% of said shares and by the management of the Company, see the sections entitled "Ownership of Common Stock and Class B Common Stock by Certain Beneficial Owners" and "Ownership of Common Stock and Class B Common Stock by Management" of the 1999 Proxy Statement. These sections of the 1999 Proxy Statement are incorporated herein by reference.


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

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                  REPORTS ON FORM 8-K.

                  (a)      Financial Statements.

                  The following financial statements and schedules are filed as part of this report:

                  (1) Financial Statements (filed herewith as part of Exhibit 13):

                           Report of Independent Accountants

                           Consolidated Statements of Earnings, Comprehensive Earnings and Retained Earnings for the three years ended December 31, 1998

                           Consolidated Statements of Cash Flows for the three years ended December 31, 1998

                           Consolidated Statements of Financial Position at December 31, 1998 and 1997

                           Notes to Consolidated Financial Statements

                  (2)      Financial Statement Schedules:

                           Report of Independent Accountants on Financial Statement Schedules

                           For the three years ended December 31, 1998-Valuation and Qualifying Accounts

                           All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                  (3)      Exhibits required by Item 601 of Regulation S-K:

                           See Index to Exhibits which appears following Financial Schedule II.

                           No reports on Form 8-K were filed during the year ended December 31, 1998.


                           FORWARD-LOOKING INFORMATION

From time to time, in the Company's statements and written reports, including this report, the Company discusses its expectations regarding future performance by making certain "forward-looking statements." These forward-looking statements are based on currently available competitive, financial and economic data and management's views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and actual results may differ materially from those expressed or implied herein. Consequently, the Company wishes to caution readers not to place undue reliance on any forward-looking statements. Among the factors that could impact the Company's ability to achieve its stated goals are the following:
(i) significant competitive activity, including advertising, promotional and price competition, and changes in consumer demand for the Company's products;
(ii) fluctuations in the cost and availability of various raw materials;
(iii) inherent risks in the marketplace associated with new product introductions, including uncertainties about trade and consumer acceptance; and (iv) the Company's ability, and its suppliers' and customers' ability, to adequately address Year 2000 issues. In addition, the Company's results may be affected by general factors, such as economic conditions, political developments, currency exchange rates, interest and inflation rates, accounting standards, taxes, and laws and regulations affecting the Company in markets where it competes.

                                   SIGNATURES


                  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Tootsie Roll Industries, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TOOTSIE ROLL INDUSTRIES, INC.


                                       By:  /s/ Melvin J. Gordon
                                            ---------------------------
                                            Melvin J. Gordon, Chairman
                                            of the Board of Directors
                                            and Chief Executive Officer

                                       Date:     March 29, 1999
                                            ---------------------------

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       /s/ Melvin J. Gordon       Chairman of the Board
       ---------------------      of Directors and Chief
       Melvin J. Gordon           Executive Officer
                                  (principal executive
                                  officer)                        March 29, 1999

       /s/ Ellen R. Gordon        Director, President
       ---------------------      and Chief Operating
       Ellen R. Gordon            Officer                         March 29, 1999

       /s/ Charles W. Seibert     Director                        March 29, 1999
       ----------------------
       Charles W. Seibert

       /s/ Lana Jane Lewis-Brent  Director                        March 29, 1999
       -------------------------
       Lana Jane Lewis-Brent

       /s/ G. Howard Ember Jr.    Vice President, Finance
       -----------------------    (principal financial
       G. Howard Ember Jr.        officer and principal
                                  accounting officer)             March 29, 1999

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE









To the Board of Directors of
Tootsie Roll Industries, Inc.


                  Our audits of the consolidated financial statements referred to in our report dated February 9, 1999 appearing on Page 15 of the 1998 Annual Report to Shareholders of Tootsie Roll Industries, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 9, 1999

                               FINANCIAL SCHEDULE

                          TOOTSIE ROLL INDUSTRIES, INC.
                            AND SUBSIDIARY COMPANIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                        DECEMBER 31, 1998, 1997 AND 1996



                                                             Additions
                                          Balance at         charged to                             Balance at
                                          beginning          costs and                               End of
Description                                of Year           expenses          Deductions              Year
-----------                               ----------         ----------        ----------           ----------
1998:
         Reserve for bad debts           $ 1,811,000        $   275,920       $   188,920 (1)      $ 1,898,000
         Reserve for cash                    274,000          7,599,163         7,587,163 (2)          286,000
            discounts                    -----------        -----------       -----------         ------------

                                         $ 2,085,000        $ 7,875,083       $ 7,776,083          $ 2,184,000
                                         -----------        -----------       -----------         ------------


1997:
         Reserve for bad debts           $ 1,626,000       $    338,982      $    153,982 (1)      $ 1,811,000
         Reserve for cash                    259,000          7,360,132         7,345,132 (2)          274,000
            discounts                    -----------        -----------       -----------         ------------

                                         $ 1,885,000        $ 7,699,114      $  7,499,114          $ 2,085,000
                                         -----------        -----------       -----------         ------------


1996:
         Reserve for bad debts           $ 1,446,000       $    476,204      $    296,204 (1)      $ 1,626,000
         Reserve for cash                    328,000          6,767,016         6,836,016 (2)          259,000
            discounts                    -----------        -----------       -----------         ------------

                                         $ 1,774,000        $ 7,243,220      $  7,132,220          $ 1,885,000
                                         -----------        -----------       -----------         ------------

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

10.5* Tootsie Roll Industries, Inc. Bonus Incentive Plan. Incorporated by reference to Exhibit A to the Company's Proxy Statement dated March 27, 1997; Commission File No. 1-1361.

10.8.1* Excess Benefit Plan. Incorporated by reference to Exhibit 10.8.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1990; Commission File No. 1-1361.

10.8.2*    Amended and Restated Career Achievement Plan of the Company.

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

10.25* Form of Change In Control Agreement dated August, 1997 between the Company and certain executive officers. Incorporated by reference to
           Exhibit 10.25 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997; Commission File No. 1-1361.

10.26* Executive Split Dollar Insurance and Collateral Assignment Agreement between the Company and Barry Bowen dated April 1, 1997. Incorporated by reference to Exhibit 10.26 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997; Commission File No. 1-1361.

10.27* Amendment to Split Dollar Agreement (Special Trust) dated April 2, 1998 between the Company and the trustee of the Gordon Family 1993 Special Trust, together with related Collateral Assignments.

13 The following items incorporated by reference herein from the Company's 1998 Annual Report to Shareholders for the year ended December 31, 1998 (the "1998 Report"), are filed as Exhibits to this report:

           (i) Information under the section entitled "International" set forth on Page 4 of the 1998 Report;

           (ii) Information under the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth on Pages 5-7 of the 1998 Report;

           (iii) Consolidated Statements of Earnings, Comprehensive Earnings and Retained Earnings for the three years ended December 31, 1998 set forth on Page 8 of the 1998 Report;

           (iv) Consolidated Statements of Financial Position at December 31, 1998 and 1997 set forth on Pages 9-10 of the 1998 Report;

           (v) Consolidated Statements of Cash Flow for the three years ended December 31, 1998 set forth on Page 11 of the 1998 Report;

           (vi) Notes to Consolidated Financial Statements set forth on Pages 12-15 of the 1998 Report;

           (vii) Report of Independent Accountants set forth on Page 15 of the 1998 Report;

           (viii) Quarterly Financial Data set forth on Page 16 of the 1998 Report;

           (ix) Information under the section entitled "1998-1997 Quarterly Summary of Tootsie Roll Industries, Inc. Stock Prices and Dividends" set forth on Page 16 of the 1998 Report; and

           (x) Information under the section entitled "Five Year Summary of Earnings and Financial Highlights" set forth on Page 17 of the 1998 Report.

21         List of Subsidiaries of the Company.

27         Financial Data Schedule.

--------------------------------------
*Executive compensation plan or arrangement.