Form 10-Q
period 1999-04-03
TOOTSIE ROLL INDUSTRIES INC
filed 1999-05-12
CIK 98677

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 Form 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  April 3, 1999  Commission File Number   1 - 1361



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


                                                  Yes  X           No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practible date.

               Class                              Outstanding
     Common Stock, $.69 4/9 par value              33,446,257
     Class B Common Stock, $.69 4/9 par value      15,846,841

<PAGE 2>
                                PART I - FINANCIAL INFORMATION
                        TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                                     (UNAUDITED)
ASSETS                                          April 3,      March 28,        Dec. 31,
 CURRENT ASSETS                                   1999          1998             1998
  Cash & Cash Equiv.                        $ 76,565,908    $ 34,384,760   $ 80,743,591
  Investments                                 74,227,270      92,450,294     83,176,169
  Trade Accounts Receivable,
   Less Allowances of
   $2,082,000,$2,238,000 & $2,184,000         18,424,094      18,414,892     19,110,304
  Other Receivables                            7,882,608       6,586,536      3,324,145
  Inventories, at Cost
   (Last-in,First-out):
   Finished Goods & Work in Process           29,546,106      31,228,297     21,394,685
   Raw Material & Supplies                    14,856,605      15,550,639     15,125,269
  Prepaid Expenses                             6,158,831       5,795,280      3,081,281
  Deferred Income Taxes                        2,584,000       1,793,000      2,584,000

   Total Current Assets                      230,245,422     206,203,698    228,539,444

 PROPERTY, PLANT & EQUIPMENT,
(at cost)
  Land                                         7,773,504       6,895,114      7,773,504
  Buildings                                   22,226,017      22,082,109     22,226,017
  Machinery & Equipment                      138,638,705     126,300,215    133,601,378
                                             168,638,226     155,277,438    163,600,899
 Less-Accumulated Depreciation                82,631,283      75,234,907     80,577,319
                                              86,006,943      80,042,531     83,023,580

OTHER ASSETS

  Intangible assets, net of accumulated
   amortization of $21,467,000, $18,761,000,
   $20,791,000                                87,166,429      89,872,728     87,843,004
  Investments                                 68,507,383      51,519,053     59,252,305
  Cash surrender value of Life Insurance and
   Other Assets                               30,229,651      22,525,607     28,764,817
                                             185,903,463     163,917,388    175,860,126

    Total Assets                            $502,155,828    $450,163,617   $487,423,150

<PAGE 3>

                                                      (UNAUDITED)
LIABILITIES AND SHAREHOLDERS( EQUITY            April 3,         March 28,      Dec. 31,
 CURRENT LIABILITIES                              1999             1998           1998
  Accounts Payable                          $  12,732,737     $ 11,654,609  $ 12,449,800
  Dividends Payable                             2,693,837        2,179,102     2,513,774
  Accrued Liabilities                          27,997,577       29,611,543    31,297,560
  Income Taxes Payable                         13,396,027       13,060,208     7,123,316
    Total Current Liabilities                  56,820,178       56,505,462    53,384,450

 NON-CURRENT LIABILITIES

  Ind.Dev.Bonds                                 7,500,000        7,500,000     7,500,000
  Post Retirement Benefits                      6,240,390        5,991,768     6,144,943
  Deferred Compensation and Other Liabilities  15,844,932       12,325,480    14,922,897
  Deferred Income Taxes                         8,885,136        8,617,653     9,014,031
    Total Non-Current Liabilities              38,470,458       34,434,901    37,581,871

 SHAREHOLDERS( EQUITY

  Common Stk., $.69-4/9 par value-
   50,000,000 shares author.
   33,446,257, 16,315,044 & 32,438,988
   respectively, issued                        23,226,358       11,329,753    22,526,866
  Class B Common Stk $.69-4/9 par value-
   20,000,000 shares author.
   15,846,841, 7,761,366 & 15,422,232
   respectively, issued                        11,004,651        5,389,772    10,709,784
  Capital in Excess of Par Value              274,577,472      237,614,188   210,063,413
  Retained Earnings                           108,775,945      115,896,720   164,652,120
  Accumulated Other Comprehensive Earnings     (9,746,646)     (11,007,179)  (10,522,766)
  Treasury Stock (at cost)-
   25,750,  0  & 25,000, shares respectively     (972,588)              --      (972,588)
    Total Shareholders( Equity                406,865,192      359,223,254   396,456,829
    Total Liabilities and
      Shareholders( Equity                   $502,155,828     $450,163,617  $487,423,150


<PAGE 4>

                                 TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF
                           EARNINGS, COMPREHENSIVE EARNINGS AND RETAINED EARNINGS (NOTE 1)
                                                            (UNAUDITED)

                                                                  13 Weeks Ended
                                                          April 3, 1999 & March 28, 1998
                                                                1999           1998
Net Sales (Note 2)                                          $ 74,199,514   $ 69,700,843
Cost of Goods Sold                                            35,384,255     32,734,862

  Gross Margin                                                38,815,259     36,965,981

Selling, Marketing and Administrative Expense                 20,655,403     19,781,651
Amortization of Intangible Assets                                676,575        676,575

  Earnings from Operations                                    17,483,281     16,507,755
Other Income, Net                                              1,865,487      1,162,762

  Earnings before Income Taxes                                19,348,768     17,670,517
Provision for Income Taxes                                     7,024,000      6,454,000
Net Earnings (Note 5)                                       $ 12,324,768   $ 11,216,517

Net Earnings                                                $ 12,324,768   $ 11,216,517
Other Comprehensive Earnings, Net of Tax                         776,120        461,586
Comprehensive Earnings                                      $ 13,100,888   $ 11,678,103

Retained Earnings at Beginning of Period                    $164,652,120   $159,123,991
  Net Earnings                                                12,324,768     11,216,517
  Cash Dividends                                              (2,511,411)    (1,930,339)
  Stock Dividends - 3%                                       (65,689,532)   (52,513,449)

Retained Earnings at End of Period                          $108,775,945   $115,896,720

   Net Earnings Per Share (Note 3)                                  $.25          $ .23
   Dividends Per Share *                                            $.0525        $ .04125

Average Number of Shares Outstanding
 (Notes 3 & 4)                                                49,267,348    49,575,948

*Does not include 3% Stock Dividend to Shareholders of Record on 3/09/99 and 3/10/98, but has been restated for the 2-for-1 Stock
Split to Shareholders of Record 6/22/98


<PAGE 5>
               TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                       13 Weeks Ended
                                             April 3, 1999  &  March 28, 1998
                                                 1999                1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings                                 $12,324,768         $11,216,517
Adjustments to reconcile net earnings to
 net cash provided by operating
 activities:
  Depreciation and amortization                2,680,685           2,850,838

  (Increase) decrease in assets:
   Accounts receivable                           768,921             223,237
   Other receivables                          (4,558,463)         (1,903,922)
   Inventories                                (7,724,917)        (10,117,321)
   Prepaid expenses and other assets          (4,099,897)         (4,388,669)

  Increase (decrease) in liabilities:
   Accounts payable and accrued liabilities   (3,041,243)         (1,189,185)
   Income taxes payable and deferred           6,180,958           5,769,285
   Postretirement health care and life
    insurance benefits                            95,447              87,175
   Deferred compensation and other liabilities   922,035           2,319,641
   Other                                         140,138              90,051

Net cash provided by operating activities      3,688,432           4,957,647


CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                        (5,047,473)         (5,814,732)
  Purchase of held to maturity securities    (41,033,294)        (51,490,774)
  Maturity of held to maturity securities     40,024,101          30,483,669
  Purchase of available for sale securities  (55,899,440)        (45,885,963)
  Sale and maturity of available for
   sale securities                            56,602,453          45,070,979

Net cash used in investing activities         (5,353,653)        (27,636,821)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid in cash                      (2,512,462)         (1,930,339)
  Shares repurchased and retired                      --          (1,438,300)

Net cash used in financing activities         (2,512,462)         (3,368,639)

Decrease in cash and cash equivalents         (4,177,683)        (26,047,813)
Cash and cash equivalents-beginning of year   80,743,591          60,432,573

Cash and cash equivalents end of quarter     $76,565,908         $34,384,760
Supplemental cash flow information:
  Income taxes paid                          $ 1,265,000         $   788,000
  Interest paid                              $   170,000         $   147,000



<PAGE 6>




           TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 3, 1999
                              (UNAUDITED)



Note 1 - Foregoing data has been prepared from the unaudited financial records of the Company and in the opinion of Management all adjustments necessary for a fair statement of the results for the interim period have been reflected. All adjustments were of a normal and recurring nature.


Note 2 - The Company's unshipped orders at April 3, 1999 amounted to
         $11,900,000.


Note 3 - Based on Average Shares outstanding adjusted for Stock
         Dividends.


Note 4 - Includes 3% stock dividends distributed on April 21, 1999 and April 22, 1998.


Note 5 - Results of operations for the period ended April 3, 1999 are not necessarily indicative of results to be expected for the year to end December 31, 1999 because of the seasonal nature of the Company's operations. Historically, the Third Quarter has been the Company's largest sales quarter due to Halloween sales.


Note 6 - Form 8-K was not required to be filed during the First
         Quarter of 1999.


Note 7 - Sales of unregistered Securities - None.




                                -5-



<PAGE 7>
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION


The following is Management's discussion of the Company's operating results and analysis of factors which have affected the accompanying Statement of
Earnings:

NET SALES:
									First Quarter, 1999
		       First Quarter       		     	vs.
		    1999          1998     		First Quarter, 1998
		$74,199,514	$69,700,843		   +6.5%

First Quarter 1999 net sales of $74,200,000, a record, were up 6.5% from First Quarter 1998 net sales of $69,701,000. Sales rose as a result of successful marketing and promotional programs, as well as new products and product line extensions. These record sales principally reflect sales gains of the Company's core brands.

First Quarter 1999 net sales of $74,200,000 were down from Fourth Quarter 1998 net sales of $88,797,000. This is not considered unusual as the First Quarter of the year is historically the company's lowest sales quarter.

COST OF SALES:
									  Cost of Sales as a
            First Quarter      		    Percentage of Net Sales
	    1999           1998			 1st Qtr. 1999  1st Qtr. 1998
	$35,384,255	$32,734,862			 47.7%		 47.0%

Cost of sales as a percentage of net sales increased slightly from   47.0% for
First Quarter 1998 to 47.7% for First Quarter 1999. This increase generally reflects higher labor and related fringe benefit costs as well as changes in product mix.

NET EARNINGS:
								    First Quarter, 1999
	     First  Quarter      					vs.
	    1999          1998   			    First Quarter, 1998
	$12,324,768 	$11,216,517 		          +9.9%

First Quarter 1999 net earnings of $12,325,000 a record, were up 9.9% from net earnings of $11,217,000 for the First Quarter 1998. The increase in net earnings reflects higher sales and effective on-going cost control programs which resulted in higher income from operations. First Quarter 1999 income from operations was $17,483,000, an increase of 6% from First Quarter 1998 income from operations of $16,508,000. Other income in First Quarter 1999 benefited from decreased foreign exchange translation losses relating to the Company's Mexican operations.




First Quarter 1999 earnings per share were $0.25 compared to $0.23 in 1998, reflecting the increase in net earnings discussed above.

The consolidated effective income tax rate decreased from 36.5% in the First Quarter of 1998 to 36.3% in the First Quarter of 1999. This improvement generally reflects increased tax-free investment income.

First Quarter 1999 net earnings of $12,325,000 decreased $2,858,000 or 18.8% from Fourth Quarter of 1998 net earnings of $15,183,000, which reflects the lower level of sales in the First Quarter 1999 compared to the Fourth Quarter 1998. This is consistent with historical trends.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's current ratio (current assets divided by current liabilities) is in excess of 4 to 1 as of the end of the First Quarter 1999. Capital expenditures for 1999 are anticipated to be generally in line with historical spending and are to be funded from the Company's cash flow from operations and internal sources.

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

YEAR 2000 COMPUTER ISSUE
The company has completed its year 2000 assessment of all of its computer systems which includes business software applications, operating systems and data bases, electronic data interchange (EDI), system networks, manufacturing controllers and facility management systems. The Company has substantially completed its assessment of its key customers, suppliers and outside organizations, such as banks and sales brokers, in order to evaluate their Year 2000 readiness. All of the Company's Year 2000 compliance efforts are now substantially complete, and management has not ascertained any exception that in its opinion could have material adverse consequences to the Company.

Most of the Company's mission critical business applications are Year 2000 compliant because they are Oracle-based software applications that operate within the Oracle data base. These systems utilize modern technologies where year 2000 dates are not problematic. However, the Company is in the process of upgrading these systems to the version or release that has been Year 2000 "certified" by the software vendor. The Company has further completed its Year 2000 remediation project at its Mexican operations and is in the process of completing system testing.

Based on the progress to date, as well as the Company's ongoing assessment of this matter, no contingency plans are expected to be needed, and therefore, none have been developed. However, the Company continues to monitor its Year 2000 issues, and if necessary, the Company will prepare a contingency plan to mitigate any identifiable risks.

The cost associated with Year 2000 compliance is not incremental to the Company, but principally represents a reallocation of existing resources.
The remediation and testing effort is being accomplished with existing staff. The incremental cost is not expected to exceed $100,000.

The Company's assessment of Year 2000 compliance issues is a forward looking statement subject to risk and uncertainties. If the Company's assessment of its systems is in error, remediation work is not completed properly, or key suppliers or other third parties are not Year 2000 compliant, then resulting problems could have a material adverse effect on the Company's operations. However, Company management believes that material adverse consequences are unlikely based on its assessment of the Company's systems and results to date on its Year 2000 compliance plan.





















<PAGE 8>
	PART II  -  OTHER INFORMATION



	TOOTSIE ROLL INDUSTRIES, INC
		   	          AND SUBSIDIARIES








	-  NONE  -








	SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



							TOOTSIE ROLL INDUSTRIES, INC.



Date: May 10, 1999			BY:
							   Melvin J. Gordon
							   Chairman of the Board



							BY:
							   G. Howard Ember
							   Vice President - Finance