Form 10-Q
period 1999-07-03
TOOTSIE ROLL INDUSTRIES INC
filed 1999-08-12
CIK 98677

<PAGE 1>           1

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 Form 10 - Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended   July 3, 1999 Commission File Number   1 - 1361



                      TOOTSIE ROLL INDUSTRIES, INC.

            (Exact name of registrant as specified in its charter)


                VIRGINIA                          22 - 1318955

     (State or other jurisdiction of         (I.R.S. Employer
      incorporation or organization)          Identification Number)


         7401 South Cicero Avenue
         Chicago, Illinois                          60629
     (Address of principal executive offices)     (Zip Code)


Registrant's telephone number, including area code    (773) 838 - 3400



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


                                                  Yes  X           No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                              Outstanding
     Common Stock, $.69 4/9 par value              33,241,555
     Class B Common Stock, $.69 4/9 par value      15,808,093

<PAGE 2>

                                PART I - FINANCIAL INFORMATION
                        TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                     (UNAUDITED)
ASSETS                                           July 3,       June 27,        Dec. 31,
 CURRENT ASSETS                                   1999          1998             1998
  Cash & Cash Equiv.                        $ 64,416,400    $ 42,422,848   $ 80,743,591
  Investments                                 62,101,985      83,068,342     83,176,169
  Trade Accounts Receivable,
   Less Allowances of
   $2,110,000,$2,242,000 & $2,184,000         15,400,062      16,479,410     19,110,304
  Other Receivables                            5,885,236       7,625,237      3,324,145
  Inventories, at Cost
   (Last-in,First-out):
   Finished Goods & Work in Process           42,067,331      44,760,913     21,394,685
   Raw Material & Supplies                    18,695,793      18,844,947     15,125,269
  Prepaid Expenses                             5,567,276       5,891,727      3,081,281
  Deferred Income Taxes                        2,584,000       1,793,000      2,584,000

   Total Current Assets                      216,718,083     220,886,424    228,539,444

 PROPERTY, PLANT & EQUIPMENT,
(at cost)
  Land                                         7,774,820       6,895,294      7,773,504
  Buildings                                   22,246,583      22,144,888     22,226,017
  Machinery & Equipment                      144,524,357     129,510,930    133,601,378
                                             174,545,760     158,551,112    163,600,899
 Less-Accumulated Depreciation                84,692,076      77,607,078     80,577,319
                                              89,853,684      80,944,034     83,023,580

OTHER ASSETS

  Intangible assets, net of accumulated
   amortization of $22,144,000, $19,438,000,
   & $20,791,000                              86,489,854      89,196,153     87,843,004
  Investments                                 76,146,068      46,556,761     59,252,305
  Cash Surrender Value of Life Insurance and
   Other Assets                               32,266,776      24,491,287     28,764,817
                                             194,902,698     160,244,201    175,860,126

    Total Assets                            $501,474,465    $462,074,659   $487,423,150

<PAGE 3>

                                                      (UNAUDITED)
LIABILITIES AND SHAREHOLDERS( EQUITY             July 3,          June 27,      Dec. 31,
 CURRENT LIABILITIES                              1999             1998           1998
                                           <C
  Notes Payable to Banks                    $          --     $  7,000,000  $         --
  Accounts Payable                             13,026,031       10,049,803    12,449,800
  Dividends Payable                             3,070,307        2,525,616     2,513,774
  Accrued Liabilities                          28,478,519       31,338,177    31,297,560
  Income Taxes Payable                         10,108,155        6,932,280     7,123,316
    Total Current Liabilities                  54,683,012       57,845,876    53,384,450

 NON-CURRENT LIABILITIES

  Ind.Dev.Bonds                                 7,500,000        7,500,000     7,500,000
  Post Retirement Benefits                      6,327,717        6,068,347     6,144,943
  Deferred Compensation and Other Liabilities  16,716,917       13,089,880    14,922,897
  Deferred Income Taxes                         8,516,992        8,274,497     9,014,031
    Total Non-Current Liabilities              39,061,626       34,932,724    37,581,871

 SHAREHOLDERS( EQUITY

  Common Stk., $.69-4/9 par value-
   50,000,000 shares author.
   33,241,555, 32,610,182 & 32,438,988,
   respectively, issued and outstanding        23,084,205       22,645,749    22,526,866
  Class B Common Stk $.69-4/9 par value-
   20,000,000 shares author.
   15,808,093,15,496,638 & 15,422,232,
   respectively, issued                        10,977,743       10,761,454    10,709,784
  Capital in Excess of Par Value              264,695,118      219,169,952   210,063,413
  Retained Earnings                           120,459,556      127,281,538   164,652,120
  Accumulated Other Comprehensive Earnings     (9,495,392)     (10,562,634)  (10,522,766)
  Treasury Stock (at cost)-
   50,000,  0  & 25,000, shares respectively   (1,991,403)              --      (972,588)
    Total Shareholders( Equity                407,729,827      369,296,059   396,456,829
    Total Liabilities and
      Shareholders( Equity                   $501,474,465     $462,074,659  $487,423,150


<PAGE 4>

                               TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF
                          EARNINGS, COMPREHENSIVE EARNINGS AND RETAINED EARNINGS (NOTE 1)
                                                (UNAUDITED)

                                                   13 Weeks Ended                     26 Weeks Ended
                                          July 3, 1999  &  June 27, 1998   July 3, 1999  &  June 27,1998
                                               1999             1998            1999             1998
NET SALES (Note 2)                        $ 88,265,054     $ 85,930,837    $162,464,568     $155,631,680
Cost of goods sold                          42,363,471       40,798,091      77,747,726       73,532,953

  Gross Margin                              45,901,583       45,132,746      84,716,842       82,098,727

Selling, Marketing and
 Administrative Expense                     23,853,618       23,953,841      44,509,021       43,735,492
Amortization of Intangible Assets              676,575          676,575       1,353,150        1,353,150
 Earnings from Operations                   21,371,390       20,502,330      38,854,671       37,010,085
Other Income, Net                            1,785,404        1,285,104       3,650,891        2,447,866

  Earnings before Income Taxes              23,156,794       21,787,434      42,505,562       39,457,951
Provision for Income Taxes                   8 406,000        7,877,000      15,430,000       14,331,000
Net Earnings (Note 5)                     $ 14,750,794     $ 13,910,434    $ 27,075,562     $ 25,126,951

Net Earnings                              $ 14,750,794     $ 13,910,434    $ 27,075,562     $ 25,126,951
Other Comprehensive Earnings, Net of Tax       251,254          444,545       1,027,374          906,131
Comprehensive Earnings                    $ 15,002,048     $ 14,354,979    $ 28,102,936     $ 26,033,082

Retained Earnings at Beginning of Period  $108,775,945     $115,896,720    $164,652,120     $159,123,991
 Net Earnings                               14,750,794       13,910,434      27,075,562       25,126,951
 Cash Dividends                             (3,067,183)      (2,525,616)     (5,578,594)      (4,455,955)
 Stock Dividends - 3%                               --               --     (65,689,532)     (52,513,449)

Retained Earnings at End of Period        $120,459,556     $127,281,538    $120,459,556     $127,281,538

 Net Earnings per Share (Note 3)               $ .30            $ .28           $ .55           $ .51
 Dividends per Share *                         $ .0625          $ .0525         $ .115          $ .09375
Average Number of Shares Outstanding
  (Notes 3 & 4)                             49,173,123       49,551,248      49,213,505       49,563,977

*Does not include 3% Stock Dividend to Shareholders of Record on 3/09/99 and 3/10/98, but has been restated for the 2-for-1 Stock Split to Shareholders of Record on 6/22/98.

<PAGE 5>

                    TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                        26 Weeks Ended
                                               July 3, 1999   &   June 27, 1998
                                                   1999               1998
   CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                  $27,075,562      $25,126,951
   Adjustments to reconcile net earnings to
    net cash provided by (used in) operating activities:
     Depreciation and amortization                 5,358,053        5,899,590

    (Increase) decrease in assets:
      Accounts receivable                          3,812,043        2,155,441
      Other receivables                           (2,561,091)      (2,942,623)
      Inventories                                (23,938,035)     (26,951,052)
      Prepaid expenses and other assets           (5,547,302)      (6,660,362)

     Increase (decrease) in liabilities:
      Accounts payable and accrued liabilities    (2,304,943)      (1,066,339)
      Income taxes payable and deferred            2,556,483         (703,406)
      Postretirement health care and life
       insurance benefits                            182,774          163,754
      Deferred compensation and other liabilities  1,794,020        3,007,462
      Other                                          282,509          160,821

   Net cash provided by (used in)
     operating activities                          6,710,073      (1,809,763)

   CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                        (10,955,007)      (9,088,412)
     Purchase of held to maturity securities    (104,311,000)     (73,647,614)
     Maturity of held to maturity securities     110,330,442       66,944,226
     Purchase of available for sale securities   (79,297,278)     (74,978,240)
     Sale and maturity of available for
      sale securities                             77,468,984       74,874,377
   Net cash (used in) investing activities        (6,763,859)     (15,895,663)

   CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of notes payable                            --        7,000,000
     Purchase of treasury stock                   (1,018,815)              --
     Shares repurchased and retired              (10,051,416)      (3,194,858)
     Dividends paid in cash                       (5,203,174)      (4,109,441)

   Net cash used in financing activities         (16,273,405)        (304,299)

   Decrease  in cash and cash equivalents        (16,327,191)     (18,009,725)
   Cash and cash equivalents-beginning of year    80,743,591       60,432,573

   Cash and cash equivalents-end of quarter      $64,416,400      $42,422,848
   Supplemental cash flow information:
     Income taxes paid                           $12,688,000      $15,253,000

     Interest paid                               $   385,000      $   272,000

<PAGE 6>
           TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JULY 3, 1999
                              (UNAUDITED)



Note 1 -  Foregoing data has been prepared from the unaudited financial records of the Company and in the opinion of Management all adjustments necessary for a fair statement of the results for the interim period have been reflected. All adjustments were of a normal and recurring nature.


Note 2 -  The Company's unshipped orders at July 3, 1999 amounted to
           $44,700,000.


Note 3 -  Based on Average Shares outstanding adjusted for Stock
           Dividends.


Note 4 -  Includes 3% stock dividends distributed on April 21, 1999 and April 22, 1998 and the 2-for-1 stock split distributed on July 13, 1998.


Note 5 -  Results of operations for the period ended July 3, 1999 are not necessarily indicative of results to be expected for the year to end December 31, 1999 because of the seasonal nature of the Company's operations. Historically, the Third Quarter has been the Company's largest Sales Quarter due to Halloween Sales.


Note 6 -  Form 8-K was not required to be filed during the Second
           Quarter of 1999

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

          The Company(s total comprehensive income was as follows:
                                                 (in thousands)
                                               13 Weeks  Ended
                                        July 3, 1999   June 27, 1998
          Net earnings                      $14,751        $13,910
          Other comprehensive gain              251            445
          Total comprehensive earnings      $15,002        $14,355


                                                 (in thousands)
                                               26 Weeks  Ended
                                        July 3, 1999   June 27, 1998
          Net earnings                      $27,076        $25,127
          Other comprehensive gain (loss)     1,027            906
          Total comprehensive earnings      $28,103        $26,033


<PAGE 7>

               MANAGEMENT(S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATION


The following is Management(s discussion of the Company(s operating results and analysis of factors which have affected the accompanying Statement of Earnings:


NET SALES:
                                              Second Quarter, 1999
                Second Quarter                         vs.
              1999          1998              Second Quarter, 1998
           $88,265,054    $85,930,837                  +2.7%


                                                First Half, 1999
                 First Half                           vs.
              1999          1998                First Half, 1998
          $162,464,568   $155,631,680                 +4.4%


Second Quarter 1999 net sales of $88,265,000, a record, were up 2.7% from the Second Quarter 1998 net sales of $85,931,000.

First Half 1999 net sales of $162,465,000 were up 4.4% from First Half 1998 net sales of $155,632,000.

Second Quarter 1999 net sales of $88,265,000 were up 19.0% from First Quarter 1999 net sales of $74,200,000. This is not considered unusual as the First quarter of the year is historically the Company(s lowest sales quarter.

Record sales for the Second Quarter and First Half of 1999 are the result of successful marketing and promotional programs as well as new products and product line extensions. These record sales are primarily the result of increased sales volume.

COST OF SALES:
                                               Cost of Sales as a
            Second Quarter                  Percentage of Net Sales
          1999           1998             2nd Qtr. 1999  2nd Qtr. 1998
      $42,363,471    $40,798,091                48.0%          47.5%

                                              Cost of Sales as a
              First Half                   Percentage of Net Sales
         1999           1998             1st Half 1999  1st Half 1998
     $77,747,726    $73,532,953                47.9%        47.2%




Cost of sales as a percentage of net sales increased slightly from 47.5% for the Second Quarter of 1998 to 48.0% for the Second Quarter of 1999. First Half cost of sales also increased slightly from 47.2% in 1998 to 47.9% for the same period in 1999. This increase generally reflects higher ingredient costs as well as higher labor and related fringe benefit costs.

NET EARNINGS:
                                            Second Quarter, 1999
         Second  Quarter                            vs.
         1999          1998                 Second Quarter, 1998
     $14,750,794    $13,910,434                     +6.0%

                                              First Half, 1999
           First Half                                vs.
         1999          1998                   First Half, 1998
     $27,075,562    $25,126,951                     +7.8%

Second Quarter 1999 net earnings were $14,751,000, a record, compared to $13,910,000 in the Second Quarter 1998. Second Quarter 1999
earnings per share of $.30 were up 7% over Second Quarter 1998 earnings per share of $.28.

First Half 1999 net earnings were $27,076,000 compared to prior year(s First Half 1998 net earnings of $25,127,000. First Half 1999 earnings per share of $.55 were up 8% over First Half 1998 earnings per share of $.51.

Second Quarter 1999 net earnings of $14,751,000 increased $2,426,000 or 19.7% from First Quarter 1999 net earnings of $12,325,000.

The increase in net earnings for the Second Quarter and First Half of 1999 reflects higher sales and effective ongoing cost control programs which resulted in higher income from operations. Second Quarter 1999 income from operations was $21,371,000, an increase of 4% from Second Quarter 1998 income from operations of $20,502,000. Income from operations for the First Half 1999 increased 5% to $38,855,000 from $37,010,000 in the First Half of 1998. Other income in the Second Quarter and First Half benefited from decreased foreign exchange translation losses relating to the Company(s Mexican operations.

The consolidated effective income tax rate remained at 36.3% for the First Half of both years.








LIQUIDITY AND CAPITAL RESOURCES:

The Company(s current ratio (current assets divided by current liabilities) is almost 4 to 1 as of the end of the Second Quarter 1999. Capital expenditures for 1999 are anticipated to be generally in line with historical spending and are to be funded from the Company(s cash flow from operations and internal sources.

NEW ACCOUNTING PRONOUNCEMENTS:

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which, as amended by Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", is effective for all fiscal years beginning after June 15, 2000. Under existing practice, there exist a variety of bases on which derivatives are reported on the balance sheet. SFAS 133 establishes a new model which supercedes and amends a number of existing standards. This Statement requires that all derivatives be recorded in the balance sheet as either assets or liabilities and be measured at fair value. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company(s use of derivatives relates principally to hedging activities in order to fix the future price of certain ingredients. Management is in the process of evaluating this standard and has not yet determined the future impact of adoption on the consolidated financial statements.


YEAR 2000 COMPUTER ISSUE

The Company has completed its year 2000 assessment of all of its computer systems which includes business software applications, operating systems and data bases, electronic data interchange (EDI), system networks, manufacturing controllers and facility management systems. The Company has also completed its assessment of its key customers, suppliers and outside organizations, such as banks and sales brokers, in order to evaluate their Year 2000 readiness. All of the Company(s Year 2000 compliance efforts are now substantially complete, and management has not ascertained any exception that in its opinion could have material adverse consequences to the Company.

Most of the Company(s mission critical business applications are year 2000 compliant because they are Oracle-based software applications that operate within the Oracle data base. These systems utilize modern technologies where year 2000 dates are not problematic. However, the Company is in the process of upgrading these systems to the version or release that has been year 2000 "certified" by the software vender. The Company has further completed its year 2000 remediation project at its Mexican operations including system testing, and no exceptions were detected that, in the opinion of management, could have material adverse consequences.



Based on the progress to date, as well as the Company(s ongoing assessment of this matter, no contingency plans are expected to be needed, and therefore, none have been formally developed. However, the Company continues to monitor its year 2000 issues, and if necessary, the Company will prepare a contingency plan to mitigate any identifiable risks.

The cost associated with year 2000 compliance is not incremental to the Company, but principally represents a reallocation of existing resources. The remediation and testing effort is being accomplished with existing staff. The incremental cost is not expected to exceed $100,000.

The Company(s assessment of year 2000 compliance issues is a forward looking statement subject to risk and uncertainties. If the Company(s assessment of its systems is in error, remediation work is not completed properly, or key suppliers or other third parties are not year 2000 compliant, then resulting problems could have a material adverse effect on the Company(s operations. However, Company management believes that material adverse consequences are unlikely based on its assessment of the Company(s systems and results to date on its year 2000 compliance plan.

<PAGE 8>
                      PART II  -  OTHER INFORMATION


                      TOOTSIE ROLL INDUSTRIES, INC
                             AND SUBSIDIARIES



Item 4.  Submission of Matters to a Vote of Security-Holders

At the Annual Meeting of Shareholders of the Company, held on May 3, 1999, the following number of votes were cast for the matters indicated:

1. For the election of five Directors of the Company by the holders of Common Shares and Class B Common Shares voting together:
                                                                     Broker
    Nominee                For             Withheld     Abstain     Non-vote
Melvin J. Gordon       178,741,389          169,811       -0-        -0-

Ellen R. Gordon        178,742,219          169,981       -0-        -0-

Lana Jane Lewis-Brent  178,722,796          188,404       -0-        -0-

Charles W. Siebert     178,693,022          218,178       -0-        -0-


2.  Proposal to Amend the Articles of Incorporation
                                 For           Withheld     Abstain
Common Shares and Class B
Common Shares voting together   175,022,103    3,754,524     134,573


3. Proposal to ratify the appointment of PriceWaterhouseCoopers LLP as auditors for the fiscal year 1999:

                                                                      Broker
                                   For         Withheld   Abstain    Non-vote
Common Shares and Class B
Common Shares voting together  177,016,461    1,717,382   177,357      -0-

No other matters were submitted to a vote by ballot at the 1999 Annual Meeting.


                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    TOOTSIE ROLL INDUSTRIES, INC.



Date: August 9, 1999                BY:
                                       Melvin J. Gordon
                                       Chairman of the Board



                                    BY:
                                       G. Howard Ember
                                       Vice President - Finance