Form 10-Q
period 1999-10-02
TOOTSIE ROLL INDUSTRIES INC
filed 1999-11-12
CIK 98677

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 Form 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended   October 2, 1999   Commission File Number   1 - 1361



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


                                                  Yes  X           No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                              Outstanding
     Common Stock, $.69 4/9 par value              33,005,122
     Class B Common Stock, $.69 4/9 par value      15,729,526


<PAGE 2>

PART I - FINANCIAL INFORMATION
                        TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                                     (UNAUDITED)
ASSETS                                           Oct. 2,       Sept 26,        Dec. 31,
 CURRENT ASSETS                                   1999          1998             1998
  Cash & Cash Equiv.                        $ 61,001,611    $ 44,165,781   $ 80,743,591
  Investments                                 48,625,057      63,864,726     83,176,169
  Trade Accounts Receivable,
   Less Allowances of
   $3,230,000,$3,204,000 & $2,184,000         66,604,454      64,003,438     19,110,304
  Other Receivables                            5,834,852       3,736,777      3,324,145
  Inventories, at Cost
   (Last-in,First-out):
   Finished Goods & Work in Process           23,278,453      24,521,839     21,394,685
   Raw Material & Supplies                    14,418,155      15,393,247     15,125,269
  Prepaid Expenses                             5,304,182       5,594,447      3,081,281
  Deferred Income Taxes                        2,584,000       1,793,000      2,584,000

   Total Current Assets                      227,650,764     223,073,255    228,539,444
 PROPERTY, PLANT & EQUIPMENT,
(at cost)
  Land                                         7,785,843       6,895,294      7,773,504
  Buildings                                   28,401,308      22,144,888     22,226,017
  Machinery & Equipment                      142,680,394     131,855,285    133,601,378
                                             178,867,545     160,895,467    163,600,899
 Less-Accumulated Depreciation                86,805,965      79,839,907     80,577,319
                                              92,061,580      81,055,560     83,023,580
OTHER ASSETS
  Intangible Assets, Net of Accumulated
   Amortization of $22,821,000, $20,114,000,
   & $20,791,000                              85,813,279      88,519,578     87,843,004
  Investments                                 96,158,769      69,767,649     59,252,305
  Cash Surrender Value of Life Insurance and
   Other Assets                               36,169,042      28,253,530     28,764,817
                                             218,141,090     186,540,757    175,860,126
    Total Assets                            $537,853,434    $490,669,572   $487,423,150

<PAGE 3>

                                                      (UNAUDITED)
LIABILITIES AND SHAREHOLDERS( EQUITY              Oct 2,          Sept 26,      Dec. 31,
 CURRENT LIABILITIES                              1999             1998           1998
  Accounts Payable                          $  14,966,655     $ 13,173,546  $ 12,449,800
  Dividends Payable                             3,045,932        2,517,301     2,513,774
  Accrued Liabilities                          38,029,931       37,016,405    31,297,560
  Income Taxes Payable                         19,136,425       15,111,846     7,123,316
    Total Current Liabilities                  75,178,943       67,819,098    53,384,450

 NON-CURRENT LIABILITIES

  Ind.Dev.Bonds                                 7,500,000        7,500,000     7,500,000
  Post Retirement Benefits                      6,381,938        6,148,636     6,144,943
  Deferred Compensation and Other Liabilities  16,941,859       13,185,654    14,922,897
  Deferred Income Taxes                         8,473,105        8,195,314     9,014,031
    Total Non-Current Liabilities              39,296,902       35,029,604    37,581,871

 SHAREHOLDERS( EQUITY
  Common Stk., $.69-4/9 par value-
   50,000,000 shares author.
   33,005,122, 32,507,845 & 32,438,988,
   respectively, issued and outstanding        22,920,017       22,574,682    22,526,866
  Class B Common Stk $.69-4/9 par value-
   20,000,000 shares author.
   15,729,526, 15,465,575 & 15,422,232,
   respectively, issued                        10,923,183       10,739,883    10,709,784
  Capital in Excess of Par Value              254,455,479      214,328,970   210,063,413
  Retained Earnings                           146,699,796      151,981,777   164,652,120
  Accumulated Other Comprehensive Earnings     (9,629,483)     (10,831,854)  (10,522,766)
  Treasury Stock (at cost)-
   50,000, 25,000 & 25,000, shares
   respectively                                (1,991,403)        (972,588)     (972,588)
    Total Shareholders( Equity                423,377,589      387,820,870   396,456,829
    Total Liabilities and
      Shareholders( Equity                   $537,853,434     $490,669,572  $487,423,150


<PAGE 4>

                                 TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF
                          EARNINGS, COMPREHENSIVE EARNINGS AND RETAINED EARNINGS (NOTE 1)
                                                (UNAUDITED)

                                                   13 Weeks Ended                  39 Weeks Ended
                                          Oct 2, 1999  &  Sept 26, 1998   Oct 2, 1999  &  Sept 26,1998
                                               1999             1998            1999             1998
NET SALES (Note 2)                        $152,667,380     $144,230,201    $315,131,948     $299,861,881
Cost of Goods Sold                          75,016,227       70,979,589     152,763,953      144,512,542

  Gross Margin                              77,651,153       73,250,612     162,367,995      155,349,339

Selling, Marketing and
 Administrative Expense                     32,321,005       30,989,231      76,830,026       74,724,723
Amortization of Intangible Assets              676,575          676,575       2,029,725        2,029,725
 Earnings from Operations                   44,653,573       41,584,806      83,508,244       78,594,891
Other Income, Net                            1,183,473        1,129,684       4,834,364        3,577,550

  Earnings before Income Taxes              45,837,046       42,714,490      88,342,608       82,172,441
Provision for Income Taxes                  16,554,000       15,498,000      31,984,000       29,829,000
Net Earnings (Note 5)                     $ 29,283,046     $ 27,216,490    $ 56,358,608     $ 52,343,441

Net Earnings                              $ 29,283,046     $ 27,216,490    $ 56,358,608     $ 52,343,441
Other Comprehensive Earnings, Net of Tax      (134,091)        (269,220)        893,283          636,911
Comprehensive Earnings                    $ 29,148,955     $ 26,947,270    $ 57,251,891     $ 52,980,352

Retained Earnings at Beginning of Period  $120,459,556     $127,281,538    $164,652,120     $159,123,991
 Net Earnings                               29,283,046       27,216,490      56,358,608       52,343,441
 Cash Dividends                             (3,042,806)      (2,516,251)     (8,621,400)      (6,972,206)
 Stock Dividends - 3%                               --               --     (65,689,532)     (52,513,449)

Retained Earnings at End of Period        $146,699,796     $151,981,777    $146,699,796     $151,981,777

 Net Earnings per Share (Note 3)               $ .60            $ .55           $1.15           $1.06
 Dividends per Share *                         $ .0625          $ .0525         $ .1775         $ .14625
Average Number of Shares Outstanding
  (Notes 3 & 4)                             48,830,898       49,487,223      49,081,848       49,535,878

*Does not include 3% Stock Dividend to Shareholders of Record on 3/09/99 and 3/10/98, but has been restated for the 2-for-1 Stock Split to Shareholders of Record on 6/22/98.

<PAGE 5>	TOOTSIE ROLL INDUSTRIES, INC.
       	AND SUBSIDIARIES
	CONSOLIDATED STATEMENTS OF CASH FLOWS
	(UNAUDITED)

                                                        39 Weeks Ended
                                         October 2, 1999 & September 26, 1998
   CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                  $56,358,608      $52,343,441
   Adjustments to reconcile net earnings to
    net cash provided by operating activities:
     Depreciation and amortization                 8,088,517        8,823,102

    (Increase) decrease in assets:
      Accounts receivable                        (47,270,080)     (45,372,456)
      Other receivables                           (2,510,707)         945,837
      Inventories                                   (850,546)      (3,264,804)
      Prepaid expenses and other assets          ( 9,355,764)     (26,944,117)

     Increase in liabilities:
      Accounts payable and accrued liabilities     9,163,579        7,736,449
      Income taxes payable and deferred           11,537,679        7,396,319
      Postretirement health care and life
       insurance benefits                            236,995          244,043
      Deferred compensation and other liabilities  2,018,962        3,022,947
      Other                                          261,167          238,292

   Net cash provided by
    operating activities                          27,678,410        5,169,053

   CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                        (15,276,792)     (11,432,761)
     Purchase of held to maturity securities    (169,907,134)    (162,095,418)
     Maturity of held to maturity securities     169,524,189      168,437,355
     Purchase of available for sale securities  (105,675,624)    (163,024,238)
     Sale and maturity of available for
      sale securities                            103,713,944      162,414,290
   Net cash used in investing activities         (17,621,417)      (5,700,772)

   CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of notes payable                            --        7,000,000
     Repayment of notes payable                           --       (7,000,000)
     Purchase of treasury stock                   (1,018,815)        (972,588)
     Shares repurchased and retired              (20,509,802)      (8,128,477)
     Dividends paid in cash                       (8,270,356)      (6,634,008)
   Net cash used in financing activities         (29,798,973)     (15,735,073)

   (Decrease) in cash and cash equivalents           (19,741,980)     (16,266,792)
   Cash and cash equivalents-beginning of year    80,743,591       60,432,573

   Cash and cash equivalents end of quarter      $61,001,611      $44,165,781
   Supplemental cash flow information:
     Income taxes paid                           $20,316,000      $22,672,000

     Interest paid                               $   448,000      $   348,000

<PAGE 6>
           TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          OCTOBER 2, 1999
                            (UNAUDITED)



Note 1 -  Foregoing data has been prepared from the unaudited financial records of the Company and in the opinion of Management all adjustments necessary for a fair statement of the results for the interim period have been reflected. All adjustments were of a normal and recurring nature.


Note 2 -  The Company's unshipped orders at October 2, 1999 amounted to
           $23,700,000.

Note 3 -  Based on Average Shares outstanding adjusted for Stock
           Dividends.

Note 4 -  Includes 3% stock dividends distributed on April 21, 1999 and April 22, 1998 and the 2-for-1 stock split distributed on July 13, 1998.

Note 5 -  Results of operations for the period ended October 2, 1999 are not necessarily indicative of results to be expected for the year to end December 31, 1999 because of the seasonal nature of the Company's operations. Historically, the Third Quarter has been the Company's largest Sales Quarter due to Halloween Sales.


Note 6    Comprehensive Income -
          The Company(s total comprehensive income was as follows:
                                                 (in thousands)
                                               13 Weeks  Ended
                                        Oct. 2, 1999   Sept 26, 1998
          Net earnings                      $29,283        $27,216
          Other comprehensive (loss)           (134)          (269)
          Total comprehensive earnings      $29,149        $26,947


                                                 (in thousands)
                                               39 Weeks  Ended
                                        Oct. 2, 1999   Sept 26, 1998
          Net earnings                      $56,359        $52,343
          Other comprehensive gain              893            637
          Total comprehensive earnings      $57,252        $52,980


<PAGE 7>


                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management's discussion of the Company's operating results and analysis of factors which have affected the accompanying Statement of Earnings:

NET SALES:
                                                 Third Quarter, 1999
             Third Quarter                                 vs.
          1999         1998                      Third Quarter, 1998
     $152,667,380  $144,230,201                        +5.8%

                                                 Nine Months, 1999
              Nine Months                               vs.
          1999         1998                      Nine Months, 1998
     $315,131,948  $299,861,881                        +5.1%

Third Quarter 1999 net sales of $152,667,000, were up 5.8% from Third Quarter 1998 net sales of $144,230,000.

Nine Months 1999 net sales of $315,132,000 were up 5.1% from Nine Months 1998 net sales of $299,862,000.

Third Quarter 1999 net sales of $152,667,000 were up 73.0% from Second Quarter 1999 net sales of $88,265,000. Historically, the Third Quarter includes pre-Halloween sales and is the company's largest quarterly sales period of the year.

Record sales for the Third Quarter and Nine Months 1999 are the result of successful marketing and promotional programs, including pre-Halloween sales programs, as well as new products, product line extensions and the benefits of earlier 1999 shipments compared to 1998. Although the timing of such earlier shipments had a favorable impact on 1999 reported sales, they will have a corresponding unfavorable effect when comparing the Fourth Quarter of 1999 to 1998.


COST OF SALES:

                                                       Cost of Sales as a
             Third Quarter                          Percentage of Net Sales
          1999         1998                     3rd Qtr. 1999   3rd Qtr. 1998
      $75,016,227    $70,979,589                     49.1%           49.2%


                                                       Cost of Sales as a
              Nine Months                           Percentage of Net Sales
          1999         1998                      9 Months 1999  9 Months 1998
     $152,763,953   $144,512,542                      48.5%          48.2%


Third Quarter 1999 cost of sales as a percentage of net sales was 49.1%, which was generally unchanged from the Third Quarter 1998 percentage of 49.2%. Nine months cost of sales increased slightly from 48.2% in 1998 to 48.5% in 1999. This increase principally reflects higher ingredient costs offset partially by the benefits of higher volumes against generally fixed plant overhead costs.





                                          (6)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS   (Continued)

NET EARNINGS:

                                                       Third Quarter, 1999
           Third  Quarter                                       vs.
          1999          1998                           Third Quarter, 1998
      $29,283,046    $27,216,490                                +7.6%

                                                       Nine Months, 1999
            Nine Months                                         vs.
          1999          1998                           Nine Months, 1998
     $56,358,608     $52,343,441                               +7.7%


Third Quarter 1999 net earnings were $29,283,000 compared to $27,216,000 in the Third Quarter of 1998. Third Quarter earnings per share of $.60 were up $.05 or 9.1% over Third Quarter 1998 earnings per share of $.55.

Nine Months 1999 net earnings were $56,359,000 compared to the prior year's Nine Months net earnings of $52,343,000. Nine Months 1999 earnings per share of $1.15 were up $.09 or 8.5% over Nine Months 1998 earnings per share of $1.06.

Third Quarter 1999 net earnings of $29,283,000 increased $14,532,000 or 98.5% from Second Quarter of 1999 net earnings of $14,751,000.

The increase in net earnings for the Third Quarter and Nine Months of 1999 reflects higher sales and effective ongoing cost control programs which resulted in higher income from operations. Third Quarter 1999 income from operations was $44,654,000 an increase of 7% from Third Quarter 1998 income from operations of $41,585,000. Income from operations for the Nine Months 1999 increased 6%
to $83,508,000 from $78,595,000 in the Nine Months of 1998. Other income in the Third Quarter and Nine Months benefited from decreased foreign exchange translation losses relating to the Company's Mexican operations. Also as discussed above, the timing of period to date sales contributed to the Third Quarter and Nine Months 1999 results.

The consolidated effective income tax rate decreased from 36.3% in the Nine Months of 1998 to 36.2% in the Nine Months of 1999. This favorable decrease principally reflects modification for changes in local and state taxes.


LIQUIDITY AND CAPITAL RESOURCES:

The Company's current ratio (current assets divided by current liabilities) is 3 to 1 as of the end of the Third Quarter 1999. Capital expenditures for 1999 are anticipated to be generally in line with historical spending and are to funded from the Company's cash flow from operations and internal sources.

NEW ACCOUNTING PRONOUNCEMENTS:

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which, as amended by Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective Date of FASB Statement No. 133", is effective for all fiscal years beginning after June 15, 2000. Under existing practice, there exist a variety of basses on which derivatives are reported on the balance sheet. SFAS 133 establishes a new model which supercedes and amends a number of existing standards. This Statement requires that all derivatives be recorded in the balance sheet as either assets or liabilities and be measured at fair value.

                               (6 A)

The accounting for changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company's use of derivatives relates principally to hedging activities in order to fix the future price of certain ingredients. Management is in the process of evaluating this standard and has not yet determined the future impact of adoption on the consolidated financial statements.


YEAR 2000 COMPUTER ISSUE

The Company has completed its year 2000 assessment of all of its computer systems which includes business software applications, operating systems and data bases, electronic data interchange (EDI), system networks, manufacturing controllers and facility management systems. The Company has also completed its assessment of its key customers, suppliers and outside organizations, such as banks and sales brokers, in order to evaluate their Year 2000 readiness. All of the Company's Year 2000 compliance efforts are now complete, and management has not ascertained any exception that in its opinion could have material adverse consequences to the Company.

The Company's mission critical business applications are year 2000 compliant Oracle-based software applications that operate within the Oracle data base. These systems utilize modern technologies where year 2000 dates are not problematic. The Company has completed upgrading these systems to the version or release that has been year 2000 "certified" by the software vender. The Company has further completed its year 2000 remediation project at its Mexican operations including system testing.


<PAGE 8>
                      PART II  -  OTHER INFORMATION


                      TOOTSIE ROLL INDUSTRIES, INC
                             AND SUBSIDIARIES


Item 2.  Sales of unregistered Securities - None.

Item 4.  Submission of matters to a vote of security holders - None.

Item 6. Form 8-K was not required to be filed during the Third Quarter of 1999.













                              SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    TOOTSIE ROLL INDUSTRIES, INC.



Date: November 8, 1999              BY:
                                       Melvin J. Gordon
                                       Chairman of the Board



                                    BY:
                                       G. Howard Ember
                                       Vice President - Finance