Form 10-K405
period 1999-12-31
TOOTSIE ROLL INDUSTRIES INC
filed 2000-03-29
CIK 98677

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X]

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[   ]
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM __________________ TO _________________

                          COMMISSION FILE NUMBER 1-1361

-------------------------------------------------------------------------------
                          TOOTSIE ROLL INDUSTRIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
-------------------------------------------------------------------------------

         VIRGINIA                                     22-1318955
(STATE OR OTHER JURISDICTION OF            (IRS EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION

                7401 SOUTH CICERO AVENUE, CHICAGO, ILLINOIS 60629
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                  REGISTRANT'S TELEPHONE NUMBER: (773) 838-3400
           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                       NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                             ON WHICH REGISTERED
        -------------------                          -----------------------
COMMON STOCK - PAR VALUE $.69-4/9 PER SHARE          NEW YORK STOCK EXCHANGE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
           -----------------------------------------------------------
               CLASS B COMMON STOCK - PAR VALUE $.69-4/9 PER SHARE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES     X                  NO _______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.          X
                 -------

As of March 7, 2000, 32,440,569 shares of Common Stock, par value $.69-4/9 per share, were outstanding and the aggregate market value of the Common Stock (based upon the closing price of the stock on the New York Stock Exchange on such date) held by non-affiliates was approximately $532,831,511. As of March 7, 2000, 15,692,649 shares of Class B Common Stock, par value $.69-4/9 per share, were outstanding. Class B Common Stock is not traded on any exchange, is restricted as to transfer or other disposition, but is convertible into Common Stock on a share-for-share basis. Upon such conversion, the resulting shares of Common Stock are freely transferable and publicly traded. Assuming all 15,692,649 shares of outstanding Class B Common Stock were converted into Common Stock, the aggregate market value of Common Stock held by non-affiliates on March 7, 2000 (based upon the closing price of the stock on the New York Stock Exchange on such date) would have been approximately $574,992,334. Determination of stock ownership by non-affiliates was made solely for the purpose of this requirement, and the Registrant is not bound by these determinations for any other purpose.

                       DOCUMENTS INCORPORATED BY REFERENCE

                  1. Portions of the Company's Annual Report to Shareholders for the year ended December 31, 1999 (the "1999 Report") are incorporated by reference in Parts I and II of this report.

                  2. Portions of the Company's Definitive Proxy Statement which will be distributed on or before April 29, 2000 in connection with the Company's 2000 Annual Meeting of Shareholders (the "2000 Proxy Statement") are incorporated by reference in Part III of this report.

                                TABLE OF CONTENTS


ITEM 1.  Business.................................................................................................1

ITEM 2.  Properties...............................................................................................2

ITEM 3.  Legal Proceedings........................................................................................3

ITEM 4.  Submission of Matters to a Vote of Security Holders......................................................3

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters....................................4

ITEM 6.  Selected Financial Data..................................................................................4

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations....................4

ITEM 8.  Financial Statements and Supplementary Data..............................................................5

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................5

ITEM 10.  Directors and Executive Officers of the Registrant......................................................5

ITEM 11.  Executive Compensation..................................................................................6

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management..........................................6

ITEM 13.  Certain Relationships and Related Transactions..........................................................6

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................................6


                                     PART I

ITEM 1. BUSINESS.

                  Tootsie Roll Industries, Inc. and its consolidated subsidiaries (the "Company") have been engaged in the manufacture and sale of candy for over 100 years. This is the only industry segment in which the Company operates and is its only line of business. The majority of the Company's products are sold under the registered trademarks TOOTSIE ROLL, TOOTSIE ROLL POPS, CHILD'S PLAY, CARAMEL APPLE POPS, CHARMS, BLOW-POP, BLUE RAZZ, ZIP-A-DEE-DOO-DA POPS, CELLA'S, MASON DOTS, MASON CROWS, JUNIOR MINT, CHARLESTON CHEW, SUGAR DADDY AND SUGAR BABIES. The Company acquired the last four of these trademarks in 1993 along with the manufacturing assets of the former Chocolate/Caramel Division of Warner Lambert Company.

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

                  The Company has advertised nationally for many years. Although nearly all advertising media have been used at one time or another, at present most of the Company's advertising expenditures are for the airing of network and syndicated television and cable and spot television in major markets throughout the country.

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

                  The Company did not have a material backlog of firm orders at the end of the calendar years 1999 or 1998.

                  Packaging materials and ingredients used by the Company are readily obtainable from a number of suppliers at competitive prices. Packaging material costs, including films, cartons, corrugated containers and waxed paper, were stable in 1999. The Company continues to seek competitive bids to leverage the high volume of annual purchases it makes of these items and to lower per unit costs. The Company has engaged in hedging transactions primarily in sugar and corn syrup and may do so in the future if and when advisable. From time to time the Company changes the size of certain of its products, which are usually sold at standard retail prices, to reflect significant changes in raw material costs.

                  The Company does not hold any material patents, licenses, franchises or concessions. The Company's major trademarks are registered in the United States and in many other countries. Continued trademark protection is of material importance to the Company's business as a whole.

                  The Company does not expend significant amounts of money on research or development activities.

                  The Company's compliance with Federal, State and local regulations which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect on the capital expenditures, earnings or competitive position of the Company nor does the Company anticipate any such material effects from presently enacted or adopted regulations.

                  The Company employs approximately 1,750 persons.

                  The Company has found that its sales normally maintain a consistent level throughout the year except for a substantial upsurge in the third quarter which reflects sales associated with Halloween. In anticipation of this high sales period, the Company generally begins its Halloween inventory build up in the second quarter of each year. The Company historically offers extended credit terms for sales made under Halloween sales programs. Each year, after Halloween receivables have been collected, the Company invests such funds in various temporary cash investments.

                  Revenues from a major customer aggregated approximately 17.9%, 17.2% and 15.9% of total net sales during the years ended December 31, 1999, 1998 and 1997, respectively.

                  For a summary of sales, net earnings and assets of the Company by geographic area and additional information regarding the foreign subsidiaries of the Company, see Note 11 of the Notes to Consolidated Financial Statements on Page 15 of the Company's Annual Report to Shareholders for the year ended December 31, 1999 (the "1999 Report") and on Page 4 of the 1999 Report under the section entitled "International." Note 11 and the aforesaid section are incorporated herein by reference. Portions of the 1999 Report are filed as an exhibit to this report.

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

                  Charms L.P., a subsidiary, owns a facility in Covington, Tennessee, containing approximately 485,000 square feet of manufacturing, warehousing and office space.

                  Cambridge Brands, Inc., a subsidiary, owns a facility in Cambridge, Massachusetts, containing approximately 142,000 square feet. The facility consists of manufacturing, warehousing and office space on five floors.

                  The Company also owns a facility in Mexico City, Mexico, consisting of approximately 57,000 square feet plus a parking lot and yard area comprising approximately 25,000 square feet. The facility consists of manufacturing, warehousing and office space.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  No matters were submitted to a vote of the Company's shareholders through the solicitation of proxies or otherwise during the fourth quarter of 1999.

ADDITIONAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT.

                  See the information on Executive Officers set forth in the table in Part III, Item 10, Page 6 of this report, which is incorporated herein by reference.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                  The Company's Common Stock is traded on the New York Stock Exchange. The Company's Class B Common Stock is subject to restrictions on transferability and no market exists for such shares of Class B Common Stock. The Class B Common Stock is convertible at the option of the holder into shares of Common Stock on a share for share basis. As of March 7, 2000, there were approximately 5,800 holders of record of Common and Class B Common Stock. For information on the market price of, and dividends paid with respect to, the Company's Common Stock, see the section entitled "1999-1998 Quarterly Summary of Tootsie Roll Industries, Inc. Stock Prices and Dividends" which appears on Page 16 of the 1999 Report. This section is incorporated herein by reference and filed as an exhibit to this report.

ITEM 6. SELECTED FINANCIAL DATA.

                  See the section entitled "Five Year Summary of Earnings and Financial Highlights" which appears on Page 17 of the 1999 Report. This section is incorporated herein by reference and filed as an exhibit to this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                  See the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Pages 5-7 of the 1999 Report. This section is incorporated herein by reference and filed as an exhibit to this report.

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

                  Where deemed advisable, the Company utilizes a variety of hedging strategies and fixed price contracts to mitigate its exposure to short-term price fluctuations. In the long term, the Company has latitude to adjust product weights or take other measures to compensate for fluctuations in raw material prices. At December 31, 1999, the Company had open contracts to purchase approximately twelve months of its expected sugar usage.

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

                  See Note 1 of the Notes of Consolidated Financial Statements on Page 12 of the 1999 Report, which is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 11, 2000, appearing on Pages 8-15 of the 1999 Report and the Quarterly Financial Data on Page 16 of the 1999 Report are incorporated by reference in this report. With the exception of the aforementioned information and the information incorporated in Items 1, 5, 6 and 7, the 1999 Report is not to be deemed filed as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                  See the information with respect to the Directors of the Company which is set forth in the section entitled "Election of Directors" of the Company's Definitive Proxy Statement to be used in connection with the Company's 2000 Annual Meeting of Shareholders (the "2000 Proxy Statement"). Except for the last paragraph of this section relating to the compensation of Directors, this section is incorporated herein by reference. See the information in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's 2000 Proxy Statement, which section is incorporated herein by reference. The 2000 Proxy Statement will be filed with the Securities and Exchange Commission on or before April 29, 2000.

                  The following table sets forth the information with respect to the executive officers of the Company:

NAME                       POSITION (1)                           AGE
----                       ------------                          -----
Melvin J. Gordon*          Chairman of the Board and
                             Chief Executive Officer (2)          80

Ellen R. Gordon*           President and Chief
                             Operating Officer (2)                68

G. Howard Ember Jr.        Vice President/Finance                 47

John W. Newlin Jr.         Vice President/Manufacturing           63

Thomas E. Corr             Vice President/Marketing and
                             Sales                                51

James M. Hunt              Vice President/Distribution            57

Barry P. Bowen             Treasurer                              44

*A member of the Board of Directors of the Company

(1) Mr. and Mrs. Gordon and Messrs. Newlin, Corr, Ember and Bowen have served in the positions set forth in the table as their principal occupations for more than the past eight years. Mr. Hunt has served in his position for the past seven years and in the fifteen years prior to that, served the Company in the positions of Director of Distribution and Assistant Vice President of Distribution. Mr. and Mrs. Gordon have also served as President and Vice President, respectively of HDI Investment Corp., a family investment company.

(2)  Melvin J. Gordon and Ellen R. Gordon are husband and wife.

ITEM 11. EXECUTIVE COMPENSATION.

                  See the information set forth in the section entitled "Executive Compensation and Other Information" of the Company's 2000 Proxy Statement. Except for the "Report on Executive Compensation" and "Performance Graph," this section of the 2000 Proxy Statement is incorporated herein by reference. See the last paragraph of the section entitled "Election of Directors" of the 2000 Proxy Statement, which paragraph is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                  For information with respect to the beneficial ownership of the Company's Common Stock and Class B Common Stock by the beneficial owners of more than 5% of said shares and by the management of the Company, see the sections entitled "Ownership of Common Stock and Class B Common Stock by Certain Beneficial Owners" and "Ownership of Common Stock and Class B Common Stock by Management" of the 2000 Proxy Statement. These sections of the 2000 Proxy Statement are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

         (a)      Financial Statements.

                  The following financial statements and schedules are filed as part of this report:

          (1)  Financial Statements (filed herewith as part of Exhibit 13):

               Report of Independent Accountants

               Consolidated Statements of Earnings, Comprehensive Earnings and Retained Earnings for the three years ended December 31, 1999

               Consolidated Statements of Cash Flows for the three years ended December 31, 1999

               Consolidated Statements of Financial Position at December 31, 1999 and 1998

               Notes to Consolidated Financial Statements

          (2)  Financial Statement Schedule:

               Report on Independent Accountants on Financial Statement Schedule

               For the three years ended December 31, 1999 - Valuation and Qualifying Accounts

               All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

          (3)  Exhibits required by Item 601 of Regulation S-K:

               See Index to Exhibits which appears following Financial Schedule II.

               No reports on Form 8-K were filed during the year ended December 31, 1999.

                           FORWARD-LOOKING INFORMATION

From time to time, in the Company's statements and written reports, including this report, the Company discusses its expectations regarding future performance by making certain "forward-looking statements." These forward-looking statements are based on currently available competitive, financial and economic data and management's views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and actual results may differ materially from those expressed or implied herein. Consequently, the Company wishes to caution readers not to place undue reliance on any forward-looking statements. In connection with the "safe harbor provisions" of the Private Securities Litigation Reform Act of 1995, the Company notes the following factors which, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein. Among the factors that could impact the Company's ability to achieve its stated goals are the following: (i) significant competitive activity, including advertising, promotional and price competition, and changes in consumer demand for the Company's products; (ii) fluctuations in the cost and availability of various raw materials; and (iii) inherent risks in the marketplace associated with new product introductions, including uncertainties about trade and consumer acceptance. In addition, the Company's results may be affected by general factors, such as economic conditions, political developments, currency exchange rates, interest and inflation rates, accounting standards, taxes, and laws and regulations affecting the Company in markets where it competes.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Tootsie Roll Industries, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TOOTSIE ROLL INDUSTRIES, INC.

                                      By:    MELVIN J. GORDON
                                         --------------------------------------
                                             Melvin J. Gordon, Chairman
                                             of the Board of Directors
                                             and Chief Executive Officer

                                      Date:  MARCH  23, 2000
                                           ------------------------------------

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MELVIN J. GORDON        Chairman of the Board
----------------------  of Directors and Chief
Melvin J. Gordon        Executive Officer (principal
                        executive officer)                     March 23, 2000

ELLEN R. GORDON         Director, President
----------------------  and Chief Operating Officer            March 23, 2000
Ellen R. Gordon

CHARLES W. SEIBERT      Director                               March 23, 2000
----------------------
Charles W. Seibert

LANA JANE LEWIS-BRENT   Director                               March 23, 2000
---------------------
Lana Jane Lewis-Brent

G. HOWARD EMBER JR.     Vice President, Finance
---------------------   (principal financial
G. Howard Ember Jr.     officer and principal
                        accounting officer)                    March  23, 2000

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
Tootsie Roll Industries, Inc.

                  Our audits of the consolidated financial statements referred to in our report dated February 11, 2000 appearing in the 1999 Annual Report to Shareholders of Tootsie Roll Industries, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers LLP



Chicago, Illinois
February 11, 2000

                          TOOTSIE ROLL INDUSTRIES, INC.
                            AND SUBSIDIARY COMPANIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                        DECEMBER 31, 1999, 1998 AND 1997


                                                                      ADDITIONS
                                                   BALANCE AT         CHARGED TO                            BALANCE AT
                                                    BEGINNING          COSTS AND                              END OF
DESCRIPTION                                          OF YEAR           EXPENSES         DEDUCTIONS(1)          YEAR
-----------                                        ----------         ----------        -------------      ------------
1999:
        Reserve for bad debts                      $1,898,000          $ 275,289          $ 422,289        $1,751,000
        Reserve for cash discounts                    286,000          7,116,112          7,121,112           281,000
                                                   ----------         ----------        -------------      ------------
                                                   $2,184,000         $7,391,401         $7,543,401        $2,032,000
                                                   ----------         ----------        -------------      ------------
1998:
        Reserve for bad debts                      $1,811,000          $ 275,920           $188,920        $1,898,000
        Reserve for cash discounts                    274,000          7,599,163          7,587,163           286,000
                                                   ----------         ----------        -------------      ------------
                                                  $ 2,085,000        $ 7,875,083        $ 7,776,083       $ 2,184,000
                                                   ----------         ----------        -------------      ------------
1997:
        Reserve for bad debts                     $ 1,626,000          $ 338,982           $153,982        $1,811,000
        Reserve for cash discounts                    259,000          7,360,132          7,345,132           274,000
                                                   ----------         ----------        -------------      ------------
                                                   $1,885,000        $ 7,699,114        $ 7,499,114       $ 2,085,000
                                                   ----------         ----------        -------------      ------------


(1) Deductions against reserve for bad debts consist of accounts receivable written off net of recoveries and exchange rate movements. Deductions against reserve for cash discounts consist of allowances to customers.

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

3.2       Amendment to Restated Articles of Incorporation.

3.3 Amended and Restated By-Laws. Incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996; Commission File No. 1-1361.

3.4 Specimen Class B Common Stock Certificate. Incorporated by reference to Exhibit 1.1 of the Company's Registration Statement on Form 8-A dated February 29, 1988.

10.8.1* Excess Benefit Plan. Incorporated by reference to Exhibit 10.8.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1990; Commission File No. 1-1361.

10.8.2* Amended and Restated Career Achievement Plan of the Company. Incorporated by reference to Exhibit 10.8.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998; Commission File No. 1-1361.

10.8.3* Amendment to the Amended and Restated Career Achievement Plan of the Company.

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

10.27* Amendment to Split Dollar Agreement (Special Trust) dated April 2, 1998 between the Company and the trustee of the Gordon Family 1993 Special Trust, together with related Collateral Assignments. Incorporated by reference to Exhibit 10.27 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998; Commission File No. 1-1361.

13 The following items incorporated by reference herein from the Company's 1999 Annual Report to Shareholders for the year ended December 31, 1999 (the "1999 Report"), are filed as Exhibits to this report:

          (i) Information under the section entitled "International" set forth on Page 4 of the 1999 Report;

          (ii) Information under the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth on Pages 5-7 of the 1999 Report;

          (iii) Consolidated Statements of Earnings, Comprehensive Earnings and Retained Earnings for the three years ended December 31, 1999 set forth on Page 8 of the 1999 Report;

          (iv) Consolidated Statements of Financial Position at December 31, 1999 and 1998 set forth on Pages 9-10 of the 1999 Report;

          (v) Consolidated Statements of Cash Flow for the three years ended December 31, 1999 set forth on Page 11 of the 1999 Report;

          (vi) Notes to Consolidated Financial Statements set forth on Pages 12-15 of the 1999 Report;

          (vii) Report of Independent Accountants set forth on Page 15 of the 1999 Report;

          (viii)    Quarterly Financial Data set forth on Page 16 of the 1999
                    Report;

          (ix) Information under the section entitled "1999-1998 Quarterly Summary of Tootsie Roll Industries, Inc. Stock Prices and Dividends" set forth on Page 16 of the 1999 Report; and

          (x) Information under the section entitled "Five Year Summary of Earnings and Financial Highlights" set forth on Page 17 of the 1999 Report.

21        List of Subsidiaries of the Company.

27        Financial Data Schedule.

--------------------------------------
*Executive compensation plan or arrangement.