Form 10-Q
period 2000-04-01
TOOTSIE ROLL INDUSTRIES INC
filed 2000-05-11
CIK 98677

<PAGE 1>
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 Form 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  April 1, 2000  Commission File Number   1 - 1361



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



                            No Changes
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                                  Yes  X           No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practible date.

               Class                              Outstanding
     Common Stock, $.69 4/9 par value              33,374,436
     Class B Common Stock, $.69 4/9 par value      16,157,754

<PAGE 2>

                                PART I - FINANCIAL INFORMATION
                        TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                     (UNAUDITED)
ASSETS                                          April 1,      April 3,         Dec. 31,
 CURRENT ASSETS                                   2000          1999             1999
  Cash & Cash Equiv.                        $ 67,000,271    $ 76,565,908   $ 88,503,731
  Investments                                 90,552,973      74,227,270     71,002,420
  Trade Accounts Receivable,
   Less Allowances of
   $2,115,000,$2,082,000 & $2,032,000         19,745,812      18,424,094     19,031,958
  Other Receivables                            4,583,469       7,882,608      5,716,150
  Inventories, at Cost
   (Last-in,First-out):
   Finished Goods & Work in Process           29,758,001      29,546,106     20,688,894
   Raw Material & Supplies                    16,517,252      14,856,605     14,395,996
  Prepaid Expenses                             5,683,560       6,158,831      3,123,428
  Deferred Income Taxes                        2,069,000       2,584,000      2,069,000

   Total Current Assets                      235,910,338     230,245,422    224,531,577

 PROPERTY, PLANT & EQUIPMENT,
(at cost)
  Land                                         7,981,419       7,773,504      7,981,419
  Buildings                                   29,210,324      22,226,017     30,329,791
  Machinery & Equipment                      152,353,231     138,638,705    145,789,056
                                             189,544,974     168,638,226    184,100,266
 Less-Accumulated Depreciation                90,425,212      82,631,283     88,202,899
                                              99,119,762      86,006,943     95,897,367
OTHER ASSETS

  Intangible assets, net of accumulated
   amortization of $24,229,000, $21,467,000 &
   $23,497,000                                89,385,448      87,166,429     85,136,703
  Investments                                 70,656,634      68,507,383     87,166,551
  Cash surrender value of Life Insurance and
   Other Assets                               38,174,893      30,229,651     36,683,965
                                             198,216,975     185,903,463    208,987,219

    Total Assets                            $533,247,075    $502,155,828   $529,416,163
(The accompanying notes are an integral part of the statements)

                                                      (UNAUDITED)
LIABILITIES AND SHAREHOLDERS( EQUITY            April 1,         April 3,       Dec. 31,
 CURRENT LIABILITIES                              2000             1999           1999
  Accounts Payable                          $  13,299,139     $ 12,732,737  $ 12,845,180
  Dividends Payable                             3,150,603        2,693,837     3,035,496
  Accrued Liabilities                          30,611,016       27,997,577    31,944,769
  Income Taxes Payable                         14,925,203       13,396,027     8,283,501
    Total Current Liabilities                  61,985,961       56,820,178    56,108,946

 NON-CURRENT LIABILITIES

  Ind.Dev.Bonds                                 7,500,000        7,500,000     7,500,000
  Post Retirement Benefits                      6,638,699        6,240,390     6,556,860
  Deferred Compensation and Other Liabilities  19,994,501       15,844,932    19,084,505
  Deferred Income Taxes                         9,790,160        8,885,136     9,519,818
    Total Non-Current Liabilities              43,923,360       38,470,458    42,661,183

 SHAREHOLDERS( EQUITY

  Common Stk., $.69-4/9 par value-
   120,000,000 shares author.
   33,374,436, 33,446,257 & 32,853,761
   respectively, issued                        23,176,489       23,226,358    22,814,906
  Class B Common Stk., $.69-4/9 par value-
   40,000,000 shares author.
   16,157,754, 15,846,841 & 15,706,907
   respectively, issued                        11,220,564       11,004,651    10,907,476
  Capital in Excess of Par Value              275,362,077      274,577,472   249,236,182
  Retained Earnings                           127,793,886      108,775,945   158,619,140
  Accumulated Other Comprehensive Earnings     (8,223,859)      (9,746,646)   (8,940,267)
  Treasury Stock (at cost)-
   51,500, 25,750 & 51,500, shares
   respectively                                (1,991,403)        (972,588)   (1,991,403)
    Total Shareholders( Equity                427,337,754      406,865,192   430,646,034
    Total Liabilities and
      Shareholders( Equity                   $533,247,075     $502,155,828  $529,416,163




<PAGE 4>

                                 TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF
                           EARNINGS, COMPREHENSIVE EARNINGS AND RETAINED EARNINGS (NOTE 1)
                                                            (UNAUDITED)

                                                                  13 Weeks Ended
                                                          April 1, 2000 & April 3, 1999
Net Sales (Note 2)                                          $ 78,014,809   $ 74,199,514
Cost of Goods Sold                                            36,948,005     35,384,255

  Gross Margin                                                41,066,804     38,815,259

Selling, Marketing and Administrative Expense                 22,209,419     20,655,403
Amortization of Intangible Assets                                732,084        676,575

  Earnings from Operations                                    18,125,301     17,483,281
Other Income, Net                                              2,252,818      1,865,487

  Earnings before Income Taxes                                20,378,119     19,348,768
Provision for Income Taxes                                     7,315,000      7,024,000
Net Earnings (Note 5)                                       $ 13,063,119   $ 12,324,768

Net Earnings                                                $ 13,063,119   $ 12,324,768
Other Comprehensive Earnings, Net of Tax                         716,408        776,120
Comprehensive Earnings                                      $ 13,779,527   $ 13,100,888

Retained Earnings at Beginning of Period                    $158,619,140   $164,652,120
  Net Earnings                                                13,063,119     12,324,768
  Cash Dividends                                              (3,005,218)    (2,511,411)
  Stock Dividends - 3%                                       (40,883,155)   (65,689,532)

Retained Earnings at End of Period                          $127,793,886   $108,775,945

   Net Earnings Per Share (Note 3)                                  $.26          $ .24
   Dividends Per Share *                                            $.0625        $ .0525

Average Number of Shares Outstanding
 (Notes 3 & 4)                                                49,730,915    50,704,820

*Does not include 3% Stock Dividend to Shareholders of Record on 3/07/00 and 3/09/99.
(The accompanying notes are an integral part of the statements)

<PAGE 5>

               TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                       13 Weeks Ended
                                             April 1, 2000  &  April 3, 1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings                                 $13,063,119         $12,324,768
Adjustments to reconcile net earnings to
 net cash provided by operating
 activities:
  Depreciation and amortization                2,854,396           2,680,685

  (Increase) decrease in assets:
   Accounts receivable                          (664,005)            768,921
   Other receivables                           1,132,681          (4,558,463)
   Inventories                               (11,090,575)         (7,724,917)
   Prepaid expenses and other assets          (4,557,455)         (4,099,897)

  Increase (decrease) in liabilities:
   Accounts payable and accrued liabilities     (902,429)         (3,041,243)
   Income taxes payable and deferred           6,936,522           6,180,958
   Postretirement health care and life
    insurance benefits                            81,839              95,447
   Deferred compensation and other liabilities   909,996             922,035
   Other                                         159,817             140,138

Net cash provided by operating activities      7,923,906           3,688,432


CASH FLOWS FROM INVESTING ACTIVITIES:
  Business acquisition, net of cash and
   cash equivalents acquired                  (6,475,419)                 --
  Capital expenditures                        (3,950,117)         (5,047,473)
  Purchase of held to maturity securities    (40,756,173)        (41,033,294)
  Maturity of held to maturity securities     39,569,558          40,024,101
  Purchase of available for sale securities  (12,771,357)        (55,899,440)
  Sale and maturity of available for
   sale securities                            11,928,842          56,602,453

Net cash used in investing activities        (12,454,666)         (5,353,653)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid in cash                      (3,032,371)         (2,512,462)
  Shares repurchased and retired             (13,940,329)                 --

Net cash used in financing activities        (16,972,700)         (2,512,462)

Decrease in cash and cash equivalents        (21,503,460)         (4,177,683)
Cash and cash equivalents-beginning of year   88,503,731          80,743,591
Cash and cash equivalents end of quarter     $67,000,271         $76,565,908
Supplemental cash flow information:
  Income taxes paid                          $   475,000         $ 1,265,000
  Interest paid                              $   172,000         $   170,000
(The accompanying notes are an integral part of the statements)

<PAGE 6>
           TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 1, 2000
                              (UNAUDITED)


Note 1 - Foregoing data has been prepared from the unaudited financial records of the Company and in the opinion of Management all adjustments necessary for a fair statement of the results for the interim period have been reflected. All adjustments were of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's 1999 Annual Report on Form 10-K.


Note 2 - The Company's unshipped orders at April 1, 2000 amounted to
         $14,800,000.


Note 3 - Based on Average Shares outstanding adjusted for Stock Dividends.


Note 4 - Includes 3% stock dividends distributed on April 19, 2000 and April 21, 1999.


Note 5 - Results of operations for the period ended April 1, 2000 are not necessarily indicative of results to be expected for the year to end December 31, 2000 because of the seasonal nature of the Company's operations. Historically, the Third Quarter has been the Company's largest sales quarter due to Halloween sales.


Note 6 - Form 8-K was not required to be filed during the First Quarter of 2000.


Note 7 - Sales of unregistered Securities - None.


Note 8 - In February 2000 the Company acquired the assets of a confectionery company for cash. The acquisition was accounted for as a purchase. The operating results of the acquired business have been included in the consolidated financial statements since the date of acquisition.

         On April 18, 2000, the Company announced that it entered into an agreement to purchase the assets of Andes Candies, Inc. from Brach's Confections Inc. (the "Transaction"). The agreement is subject to certain customary conditions, and has received approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Tootsie Roll expects the Transaction to close in the second quarter of 2000. Andes Candies, Inc. had 1999 sales of approximately
         $34 million. The acquisition of Andes Candies, Inc. will be accounted for as a purchase

<PAGE 7>

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is Management's discussion of the Company's operating results and analysis of factors which have affected the accompanying Statement of Earnings.

This discussion, the information contained in the preceding notes to the financial statements and the information contained in "Quantitative and Qualitative Disclosures About Market Risk," contain certain forward-looking statements that are based largely on the Company's current expectations. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements. Such risks, trends and uncertainties, which in some instances are beyond the Company's control, include changes in demand; raw material prices; competition; the effect of acquisitions on the Company's results of operations and financial condition; and the Company's reliance on third-party vendors for various services. The words "believe," "expect," "anticipate," "estimate," "intend," and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are as of the date of this filing.

NET SALES:
                                              First Quarter, 2000
                 First Quarter                     vs.
              2000          1999              First Quarter, 1990
          $78,014,809    $74,199,514             +5.1%

First Quarter 2000 net sales of $78,015,000, were up 5.1% from First Quarter 1999 net sales of $74,200,000. Sales rose as a result of successful marketing and promotional programs, as well as new products and product line extensions. These record sales principally reflect sales gains of the Company's core brands.

First Quarter 2000 net sales of $78,015,000 were down from Fourth Quarter 1999 net sales of $81,618,000. This is not considered unusual as the First Quarter of the year is historically the company's lowest sales quarter.

COST OF SALES:
                                                Cost of Sales as a
            First Quarter                    Percentage of Net Sales
        2000           1999               1st Qtr. 2000  1st Qtr. 1999
     $36,948,005    $35,384,255                47.4%          47.7%

Cost of sales as a percentage of net sales decreased slightly from 47.7% for First Quarter 1999 to 47.4% for First Quarter 2000.

NET EARNINGS:
                                             First Quarter, 2000
          First  Quarter                             vs.
         2000          1999                  First Quarter, 1999
     $13,063,119    $12,324,768                    +6.0%

First Quarter 2000 net earnings were $13,063,000 compared to First Quarter 1999 net earnings of $12,325,000. First Quarter 2000 earnings per share were $0.26 an increase of $.02 or 8.0% over First Quarter 1999 earning per share of $.24. The increase in net earnings reflects higher sales and on-going cost control programs. Other income in First Quarter 2000 benefited from increased investment income.

The consolidated effective income tax rate favorably decreased from 36.3% in the First Quarter of 1999 to 35.9% in the First Quarter of 2000. This improvement generally reflects increased tax-free investment income.

First Quarter 2000 net earnings were $13,063,000 compared to Fourth Quarter of 1999 net earnings of $14,952,000, which reflects the lower level of sales in the First Quarter 2000 compared to the Fourth Quarter 1999. This is consistent with historical trends.

As discussed in Note 8, the Company has acquired the assets of a confectionery business and has entered into an agreement to purchase the assets of Andes Candies, Inc. during the First Quarter.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's current ratio (current assets divided by current liabilities) is in excess of 3.8 to 1 as of the end of the First Quarter 2000 as compared to
4.1 to 1 as of the First Quarter 1999 and 4.0 to 1 as of the Fourth Quarter 1999. Net working Capital was $173,924,000 as of the end of the First Quarter 2000 as compared to $173,425,000 as of the First Quarter 1999 and $168,423,000 at the end of the Fourth Quarter 1999. Capital expenditures for 2000 are anticipated to be generally in line with historical spending and are to be funded from the Company's cash flow from operations and internal sources.

Debt securities that matured during the quarters ended April 1, 2000 and April 3, 1999 were replaced with debt securities of similar maturities.

QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK:

The Company is exposed to various market risks, including fluctuations in sugar, corn, syrup, edible oils, cocoa and packaging costs. The Company also invests in securities with maturities of up to three years, the majority of which are held to maturity, which limits the Company's exposure to interest rate fluctuations. There has been no material change in the Company's market risks that would significantly affect the disclosures made in the Form 10-K for the year ended December 31, 1999.

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



                                  TOOTSIE ROLL INDUSTRIES, INC.



Date: May 8, 2000                  BY:
                                      Melvin J. Gordon
                                      Chairman of the Board



                                   BY:
                                      G. Howard Ember
                                      Vice President - Finance