Form 10-Q
period 2000-07-01
TOOTSIE ROLL INDUSTRIES INC
filed 2000-08-11
CIK 98677

<PAGE 1>

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 Form 10 - Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended   July 1, 2000 Commission File Number   1 - 1361



                      TOOTSIE ROLL INDUSTRIES, INC.

            (Exact name of registrant as specified in its charter)


                VIRGINIA                          22 - 1318955

     (State or other jurisdiction of         (I.R.S. Employer
      incorporation or organization)          Identification Number)


         7401 South Cicero Avenue
         Chicago, Illinois                          60629
     (Address of principal executive offices)     (Zip Code)


Registrant's telephone number, including area code    (773) 838 - 3400



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


                                                  Yes  X           No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                              Outstanding
     Common Stock, $.69 4/9 par value              33,432,980
     Class B Common Stock, $.69 4/9 par value      16,099,209

<PAGE 2>

                                PART I - FINANCIAL INFORMATION
                        TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                                     (UNAUDITED)
ASSETS                                          July 1,        July 3,         Dec. 31,
 CURRENT ASSETS                                   2000          1999             1999
  Cash & Cash Equiv.                        $ 20,593,808    $ 64,416,400   $ 88,503,731
  Investments                                 69,497,283      62,101,985     71,002,420
  Trade Accounts Receivable,
   Less Allowances of
   $2,360,000, $2,110,000 & $2,032,000        23,688,324      15,400,062     19,031,958
  Other Receivables                            2,956,497       5,885,236      5,716,150
  Inventories, at Cost
   (Last-in,First-out):
   Finished Goods & Work in Process           50,200,214      42,067,331     20,688,894
   Raw Material & Supplies                    19,919,144      18,695,793     14,395,996
  Prepaid Expenses                             5,443,076       5,567,276      3,123,428
  Deferred Income Taxes                        2,069,000       2,584,000      2,069,000

   Total Current Assets                      194,367,346     216,718,083    224,531,577

 PROPERTY, PLANT & EQUIPMENT,
(at cost)
  Land                                         8,320,053       7,774,820      7,981,419
  Buildings                                   32,558,297      22,246,583     30,329,791
  Machinery & Equipment                      180,225,620     144,524,357    145,789,056
                                             221,103,970     174,545,760    184,100,266
 Less-Accumulated Depreciation                93,007,575      84,692,076     88,202,899
                                             128,096,395      89,853,684     95,897,367

OTHER ASSETS

  Intangible Assets, net of accumulated
   amortization of $25,106,000, $22,144,000 &
   $23,497,000                               123,102,626      86,489,854     85,136,703
  Investments                                 72,283,495      76,146,068     87,166,551
  Cash Surrender Value of Life Insurance and
   Other Assets                               40,153,550      32,266,776     36,683,965
                                             235,539,671     194,902,698    208,987,219

    Total Assets                            $558,003,412    $501,474,465   $529,416,163
(The accompanying notes are an integral part of these statements)

<PAGE 3>

                                                     (UNAUDITED)
LIABILITIES AND SHAREHOLDERS( EQUITY            July 1,          July 3,        Dec. 31,
 CURRENT LIABILITIES                              2000             1999           1999
  Notes Payable to Banks                    $  16,075,000     $         --  $         --
  Accounts Payable                             13,824,753       13,026,031    12,845,180
  Dividends Payable                             3,467,253        3,070,307     3,035,496
  Accrued Liabilities                          32,521,967       28,478,519    31,944,769
  Income Taxes Payable                         10,610,010       10,108,155     8,283,501
    Total Current Liabilities                  76,498,983       54,683,012    56,108,946

 NON-CURRENT LIABILITIES

  Industrial Development Bonds                  7,500,000        7,500,000     7,500,000
  Post Retirement Benefits                      6,726,792        6,327,717     6,556,860
  Deferred Compensation and Other Liabilities  19,986,590       16,716,917    19,084,505
  Deferred Income Taxes                         9,415,150        8,516,992     9,519,818
    Total Non-Current Liabilities              43,628,532       39,061,626    42,661,183

 SHAREHOLDERS( EQUITY

  Common Stock, $.69-4/9 par value-
   120,000,000 shares authorized
   33,432,980, 33,241,555 & 32,853,761
   respectively, issued                        23,217,144       23,084,205    22,814,906
  Class B Common Stock, $.69-4/9 par value-
   40,000,000 shares authorized
   16,099,209, 15,808,093 & 15,706,907
   respectively, issued                        11,179,908       10,977,743    10,907,476
  Capital in Excess of Par Value              275,362,049      264,695,118   249,236,182
  Retained Earnings                           139,981,837      120,459,556   158,619,140
  Accumulated Other Comprehensive Earnings     (9,873,638)      (9,495,392)   (8,940,267)
  Treasury Stock (at cost)-
   51,500, 51,500 & 51,500, shares
   respectively                                (1,991,403)      (1,991,403)   (1,991,403)
    Total Shareholders( Equity                437,875,897      407,729,827   430,646,034
    Total Liabilities and
      Shareholders( Equity                   $558,003,412     $501,474,465  $529,416,163


(The accompanying notes are an integral part of these statements)

<PAGE 4>

                               TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF
                          EARNINGS, COMPREHENSIVE EARNINGS AND RETAINED EARNINGS (NOTE 1)
                                                (UNAUDITED)

                                                   13 Weeks Ended                  26 Weeks Ended
                                          July 1, 2000  &  July  3, 1999   July 1, 2000  &  July  3,1999
NET SALES (Note 2)                        $ 90,376,428     $ 88,265,054    $168,391,237     $162,464,568
Cost of goods sold                          42,167,153       42,363,471      79,115,158       77,747,726

  Gross Margin                              48,209,275       45,901,583      89,276,079       84,716,842

Selling, Marketing and
 Administrative Expense                     24,707,493       23,853,618      46,916,912       44,509,021
Amortization of Intangible Assets              876,537          676,575       1,608,621        1,353,150
 Earnings from Operations                   22,625,245       21,371,390      40,750,546       38,854,671
Other Income, Net                            1,797,354        1,785,404       4,050,172        3,650,891

  Earnings before Income Taxes              24,422,599       23,156,794      44,800,718       42,505,562
Provision for Income Taxes                   8,771,000        8,406,000      16,086,000       15,430,000
Net Earnings (Note 5)                     $ 15,651,599     $ 14,750,794    $ 28,714,718     $ 27,075,562

Net Earnings                              $ 15,651,599     $ 14,750,794    $ 28,714,718     $ 27,075,562
Other Comprehensive Earnings, Net of Tax    (1,649,779)         251,254        (933,371)       1,027,374
Comprehensive Earnings                    $ 14,001,820     $ 15,002,048    $ 27,781,347     $ 28,102,936

Retained Earnings at Beginning of Period  $127,793,886     $108,775,945    $158,619,140     $164,652,120
 Net Earnings                               15,651,599       14,750,794      28,714,718       27,075,562
 Cash Dividends                             (3,463,648)      (3,067,183)     (6,468,866)      (5,578,594)
 Stock Dividends - 3%                               --               --     (40,883,155)     (65,689,532)

Retained Earnings at End of Period        $139,981,837     $120,459,556    $139,981,837     $120,459,556

 Net Earnings per Share (Note 3)               $ .32            $ .29           $ .58           $ .53
 Dividends per Share *                         $ .07            $ .0625         $ .1325         $ .115
Average Number of Shares Outstanding
  (Notes 3 & 4)                             49,480,689       50,610,594      49,623,675       50,650,976

*Does not include 3% Stock Dividend to Shareholders of Record on 3/07/00 and 3/09/99.

 (The accompanying notes are an integral part of the statements)

<PAGE 5>

                         TOOTSIE ROLL INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                        26 Weeks Ended
                                               July 1, 2000   &   July 3, 1999
   CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                  $28,714,718      $27,075,562
   Adjustments to reconcile net earnings to
    net cash provided by (used in)
    operating activities:
     Depreciation and amortization                 6,313,296        5,358,053

    (Increase) decrease in assets
     excluding effects from acquisitions:
      Accounts receivable                         (4,758,065)       3,812,043
      Other receivables                            2,759,653       (2,561,091)
      Inventories                                (29,222,095)     (23,938,035)
      Prepaid expenses and other assets           (6,952,058)      (5,547,302)

     Increase (decrease) in liabilities
     excluding effects from acquisitions:
      Accounts payable and accrued liabilities       999,229       (2,304,943)
      Income taxes payable and deferred            2,182,023        2,556,483
      Postretirement health care and life
       insurance benefits                            169,932          182,774
      Deferred compensation and other liabilities    902,085        1,794,020
      Other                                         (278,870)         282,509

   Net cash provided by operating activities         829,848        6,710,073

   CASH FLOWS FROM INVESTING ACTIVITIES:
     Business acquisitions acquired, net of
      cash and cash equivalents                  (74,293,419)              --
     Capital expenditures                         (7,609,113)     (10,955,007)
     Purchase of held to maturity securities     (97,991,933)    (104,311,000)
     Maturity of held to maturity securities     109,931,588      110,330,442
     Purchase of available for sale securities   (46,837,375)     (79,297,278)
     Sale and maturity of available for
      sale securities                             52,105,208       77,468,984
   Net cash used in investing activities         (64,695,044)      (6,763,859)

   CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of notes payable                    38,775,000               --
     Repayment of notes payable                  (22,700,000)              --
     Purchase of treasury stock                           --       (1,018,815)
     Shares repurchased and retired              (13,940,329)     (10,051,416)
     Dividends paid in cash                       (6,179,398)      (5,203,174)

   Net cash used in financing activities          (4,044,727)     (16,273,405)

   Decrease  in cash and cash equivalents        (67,909,923)     (16,327,191)
   Cash and cash equivalents-beginning of year    88,503,731       80,743,591

   Cash and cash equivalents-end of quarter      $20,593,808      $64,416,400
   Supplemental cash flow information:
     Income taxes paid                           $13,806,000      $12,688,000

     Interest paid                               $   429,000      $   385,000
(The accompanying notes are an integral part of the statements)

<PAGE 6>
           TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JULY 1, 2000
                              (UNAUDITED)



Note 1 - Foregoing data has been prepared from the unaudited financial records of the Company and in the opinion of Management all adjustments necessary for a fair statement of the results for the interim period have been reflected. All adjustments were of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the financial statements and the related notes included in the Company's 1999 Annual Report on Form 10-K.


Note 2 -  The Company's unshipped orders at July 1, 2000 amounted to
          $52,955,000.


Note 3 -  Based on Average Shares outstanding adjusted for Stock
          Dividends.


Note 4 - Includes 3% stock dividends distributed on April 19, 2000 and April 21, 1999.


Note 5 - Results of operations for the period ended July 1, 2000 are not necessarily indicative of results to be expected for the year to end December 31, 2000 because of the seasonal nature of the Company's operations. Historically, the Third Quarter has been the Company's largest Sales Quarter due to Halloween Sales.


Note 6 - On May 12, 2000, the Company acquired the assets of Andes Candies, Inc. from Brach & Brock Confections, Inc. In February 2000, the Company acquired the assets of a small confectionery company. The cost of these acquisitions was $74.3 million in cash, which was funded through existing cash, and the issuance of $38.8 million of floating rate short term notes drawn on Company lines of credit due on 6/30/01. The Company repaid $22.7 million of the notes payable prior to the end of the quarter. The notes payable are expected to be repaid no later than December 31, 2000.

          The acquisition cost has been allocated to the assets acquired and liabilities assumed based on their respective appraised values as follows (in millions):


          Current assets                              $ 6.4
          Property, plant and equipment                29.4
          Intangible assets - primarily trademarks     39.5
          Liabilities                                   1.0

          Total purchase price                        $74.3

          Intangible assets are being amortized over periods ranging from 15 to 40 years on a straight-line basis.

          The acquitions were accounted for by the purchase method. Accordingly, the operating results of the acquired businesses have been included in the consolidated financial statements since the date of acquisition. The operating results of the acquired businesses did not have a material effect on the consolidated statement of earnings, comprehensive earnings and retained earnings for the second quarter or first half of 2000.


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

NET SALES:
                                              Second Quarter, 2000
                 Second Quarter                    vs.
              2000           1999             Second Quarter, 1999
          $90,376,428    $88,265,054                +2.4%


                                                First Half, 2000
                 First Half                           vs.
               2000            1999             First Half, 1999
          $168,391,237    $162,464,568              +3.6%


Second Quarter 2000 net sales of $90,376,000, a record, were up 2.4% from the Second Quarter 1999 net sales of $88,265,000.

First Half 2000 net sales of $168,391,000 were up 3.6% from First Half 1999 net sales of $162,465,000.

Second Quarter 2000 net sales of $90,376,000 were up 15.8% from First Quarter 2000 net sales of $78,015,000. This is not considered unusual as the First Quarter of the year is historically the Company's lowest sales quarter.

Record sales for the Second Quarter and First Half of 2000 are the result of successful marketing and promotional programs, new products from the two businesses acquired in 2000 and product line extensions. The products from the acquired businesses are marketed under the brands of Andes Candies and Fluffy Stuff. These record sales are primarily the result of increased sales volume.

COST OF SALES:

                                                Cost of Sales as a
           Second Quarter                    Percentage of Net Sales
         2000           1999              2nd Qtr. 2000  2nd Qtr. 1999
     $42,167,153    $42,363,471                46.7%          48.0%

                                                Cost of Sales as a
             First Half                      Percentage of Net Sales
         2000           1999              1st Half 2000  1st Half 1999
     $79,115,158    $77,747,726                47.0%          47.9%


Cost of sales as a percentage of net sales favorably decreased from 48.0% in the Second Quarter 1999 to 46.7% in the Second Quarter 2000. First Half cost of sales also decreased from 47.9% in 1999 to 47.0% in 2000.

NET EARNINGS:
                                             Second Quarter, 2000
         Second Quarter                            vs.
         2000           1999                 Second Quarter, 1999
     $15,651,599    $14,750,794                     6.1%


                                               First Half, 2000
            First Half                              vs
         2000           1999                   First Half, 1999
     $28,714,718    $27,075,562                     6.1%


Second Quarter 2000 net earnings were $15,652,000, a record, compared to $14,751,000 in the Second Quarter 1999. Second Quarter 2000 earnings per share of $.32 were up 10.3% over Second Quarter 1999 earning per share of $.29.

First Half 2000 net earnings were $28,715,000 compared to prior year's First Half 1999 net earnings of $27,076,000. First Half 2000 earnings per share of $.58 were up 9.4% over First Half 1999 earnings per share of $.53.

Second Quarter 2000 net earnings of $15,652,000 increased $2,589,000 or 19.8% from First Quarter 2000 net earnings of $13,063,000.

The increase in net earnings for the Second Quarter and First Half of 2000 reflects higher sales, improved gross profit margins and ongoing cost control programs. Other income in the Second Quarter and First Half benefited from increased investment income and capital gains.

The consolidated effective income tax rate favorably decreased from 36.3% in the First Half of 1999 to 35.9% in the First Half of 2000.
This improvement generally reflects increased tax-free investment income.


LIQUIDITY AND CAPITAL RESOURCES:

The Company's current ratio (current assets divided by current liabilities) is in excess of 2.5 to 1 as of the end of the Second Quarter 2000 as compared to
4.0 to 1 as of the Second Quarter 1999 and 4.0 to 1 as of the Fourth Quarter 1999. Net working Capital was $117,868,000 as of the end of the Second Quarter 2000 as compared to $162,035,000 as of the Second Quarter 1999 and $168,423,000 at the end of the Fourth Quarter 1999 reflecting the acquisition of Andes Candies, Inc. Capital expenditures for 2000 are anticipated to be generally in line with historical spending and are to be funded from the Company's cash flow from operations and internal sources.


In the first half of 2000, the Company repurchased 467,000 shares of its common stock for $13.9 million.


On May 12, 2000, the Company acquired the assets of Andes Candies, Inc. from Brach & Brock Confections, Inc. In February 2000, the Company acquired the assets of a small confectionery company. The cost of these acquisitions was $74.3 million in cash, which was funded through existing cash, and the issuance of $38.8 million of floating rate short term notes drawn on Company lines of credit due on 6/30/01. The Company repaid $22.7 million of the notes payable prior to the end of the quarter. The notes payable are expected to be repaid no later than December 31, 2000.

Debt securities that matured during the quarters ended July 1, 2000 and July 3, 1999 were replaced with debt securities of similar maturities, or used to fund the businesses aquired as discussed above.


QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK:

The Company is exposed to various market risks, including fluctuations in sugar, corn, edible oils, cocoa and packaging costs. The Company also invests in securities with maturities of up to three years, the majority of which are held to maturity, which limits the Company's exposure to interest rate fluctuations. There has been no material change in the Company's market risks that would significantly affect the disclosures made in the Form 10-K for the year ended December 31, 1999.


<PAGE 8>
                      PART II  -  OTHER INFORMATION


                      TOOTSIE ROLL INDUSTRIES, INC
                             AND SUBSIDIARIES



Item 4.  Submission of Matters to a Vote of Security-Holders

At the Annual Meeting of Shareholders of the Company, held on May 1, 2000, the following number of votes were cast for the matters indicated:

1. For the election of four Directors of the Company by the holders of Common Shares and Class B Common Shares voting together:
                                                                        Broker
    Nominee                For             Withheld       Abstain      Non-vote
Melvin J. Gordon       182,365,464          234,086       -0-           -0-

Ellen R. Gordon        182,373,789          225,761       -0-           -0-

Lana Jane Lewis-Brent  182,437,033          162,517       -0-           -0-

Charles W. Siebert     182,402,876          196,674       -0-           -0-




2. Proposal to ratify the appointment of PricewaterhouseCoopers LLP as auditors for the fiscal year 2000:

                                                                        Broker
                                 For         Withheld      Abstain     Non-vote
Common Shares and Class B
Common Shares voting together  180,370,234   2,155,049      74,267        -0-

No other matters were submitted to a vote by ballot at the 2000 Annual Meeting.


Item 6.  Exhibits and Reports on Form 8-K.

       (a)  Exhibits.

            None

       (b)  Reports on Form 8-K.

            The Company filed two reports on Form 8-K during the quarter for which this report is filed.

               The Company filed a Form 8-K Current Report dated April 21, 2000, which reported under item 5 that the Company had entered into an agreement to acquire the assets of Andes Candies, Inc. No financial statements were filed as part of the report.
               The Company filed a Form 8-K Current Report dated May 18, 2000, which reported under item 5 that the Company had completed the acquisition of Andes Candies, Inc. No financial statements were filed as part of the report.


                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly causedthis report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    TOOTSIE ROLL INDUSTRIES, INC.



Date: August 11,2000                BY:
                                       Melvin J. Gordon
                                       Chairman of the Board



                                    BY:
                                       G. Howard Ember
                                       Vice President - Finance