Form 10-Q
period 2000-09-30
TOOTSIE ROLL INDUSTRIES INC
filed 2000-11-15
CIK 98677

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 Form 10 - Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 2000 Commission File Number   1 - 1361



                      TOOTSIE ROLL INDUSTRIES, INC.

            (Exact name of registrant as specified in its charter)


                VIRGINIA                          22 - 1318955

     (State or other jurisdiction of         (I.R.S. Employer
      incorporation or organization)          Identification Number)


         7401 South Cicero Avenue
         Chicago, Illinois                          60629
     (Address of principal executive offices)     (Zip Code)


Registrant's telephone number, including area code    (773) 838 - 3400



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

                                                  Yes  X           No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                              Outstanding
     Common Stock, $.69 4/9 par value              33,181,053
     Class B Common Stock, $.69 4/9 par value      16,075,136

                                PART I - FINANCIAL INFORMATION
                        TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                                     (UNAUDITED)
ASSETS                                         Sept 30,        Oct 2,          Dec 31,
 CURRENT ASSETS                                   2000          1999             1999
  Cash & Cash Equivalents                   $ 26,987,031    $ 61,001,611   $ 88,503,731
  Investments                                 67,580,914      48,625,057     71,002,420
  Trade Accounts Receivable,
   Less Allowances of
   $3,363,000, $3,230,000 & $2,032,000        78,096,019      66,604,454     19,031,958
  Other Receivables                            2,029,844       5,834,852      5,716,150
  Inventories, at Cost
   (Last-in,First-out):
   Finished Goods & Work in Process           28,707,521      23,278,453     20,688,894
   Raw Material & Supplies                    13,791,673      14,418,155     14,395,996
  Prepaid Expenses                             5,281,356       5,304,182      3,123,428
  Deferred Income Taxes                        2,069,000       2,584,000      2,069,000

   Total Current Assets                      224,543,358     227,650,764    224,531,577

 PROPERTY, PLANT & EQUIPMENT,
(at cost)
  Land                                         8,340,160       7,785,843      7,981,419
  Buildings                                   32,622,229      28,401,308     30,329,791
  Machinery & Equipment                      183,451,767     142,680,394    145,789,056
                                             224,414,156     178,867,545    184,100,266
 Less-Accumulated Depreciation                95,641,646      86,805,965     88,202,899
                                             128,772,510      92,061,580     95,897,367

OTHER ASSETS

  Intangible Assets, net of accumulated
   amortization of $26,098,000, $22,821,000 &
   $23,497,000                               122,081,549      85,813,279     85,136,703
  Investments                                 64,260,579      96,148,042     87,166,551
  Cash Surrender Value of Life Insurance and
   Other Assets                               44,032,039      36,179,769     36,683,965
                                             230,374,167     218,141,090    208,987,219

    Total Assets                            $583,690,035    $537,853,434   $529,416,163

(The accompanying notes are an integral part of these statements)

                                                     (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY           Sept 30,           Oct 2,        Dec 31,
 CURRENT LIABILITIES                              2000             1999           1999
  Accounts Payable                            $18,277,970      $14,966,655   $12,845,180
  Dividends Payable                             3,451,853        3,045,932     3,035,496
  Accrued Liabilities                          41,613,647       38,029,931    31,944,769
  Income Taxes Payable                         20,248,583       19,136,425     8,283,501
    Total Current Liabilities                  83,592,053       75,178,943    56,108,946

 NON-CURRENT LIABILITIES

  Industrial Development Bonds                  7,500,000        7,500,000     7,500,000
  Post Retirement Benefits                      6,727,941        6,381,938     6,556,860
  Deferred Compensation and Other Liabilities  20,548,272       16,941,859    19,084,505
  Deferred Income Taxes                         9,521,250        8,473,105     9,519,818
    Total Non-Current Liabilities              44,297,463       39,296,902    42,661,183

 SHAREHOLDERS' EQUITY

  Common Stock, $.69-4/9 par value-
   120,000,000 shares authorized
   33,181,053, 33,005,122 & 32,853,761
   respectively, issued                        23,042,191       22,920,017    22,814,906
  Class B Common Stock, $.69-4/9 par value-
   40,000,000 shares authorized
   16,075,136, 15,729,526 & 15,706,907
   respectively, issued                        11,163,196       10,923,183    10,907,476
  Capital in Excess of Par Value              264,740,799      254,455,479   249,236,182
  Retained Earnings                           168,047,585      146,699,796   158,619,140
  Accumulated Other Comprehensive Earnings     (9,201,849)      (9,629,483)   (8,940,267)
  Treasury Stock (at cost)-
   51,500, 51,500 & 51,500, shares
   respectively                                (1,991,403)      (1,991,403)   (1,991,403)
    Total Shareholders' Equity                455,800,519      423,377,589   430,646,034
    Total Liabilities and
      Shareholders' Equity                   $583,690,035     $537,853,434  $529,416,163



(The accompanying notes are an integral part of these statements)

                               TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF
                          EARNINGS, COMPREHENSIVE EARNINGS AND RETAINED EARNINGS (NOTE 1)
                                                (UNAUDITED)

                                                   13 Weeks Ended                     39 Weeks Ended
                                          Sept 30, 2000  &  Oct 2, 1999    Sept 30, 2000  &  Oct 2, 1999
Net Sales (Note 2)                        $165,873,251     $152,667,380    $334,264,488     $315,131,948
Cost of goods sold                          82,647,914       75,016,227     161,763,072      152,763,953

  Gross Margin                              83,225,337       77,651,153     172,501,416      162,367,995

Selling, Marketing and
 Administrative Expense                     34,640,850       32,321,005      81,557,762       76,830,026
Amortization of Intangible Assets              992,063          676,575       2,600,684        2,029,725
 Earnings from Operations                   47,592,424       44,653,573      88,342,970       83,508,244
Other Income, Net                            1,332,572        1,183,473       5,382,744        4,834,364

  Earnings before Income Taxes              48,924,996       45,837,046      93,725,714       88,342,608
Provision for Income Taxes                  17,411,000       16,554,000      33,497,000       31,984,000
Net Earnings (Note 5)                     $ 31,513,996     $ 29,283,046    $ 60,228,714     $ 56,358,608

Net Earnings                              $ 31,513,996     $ 29,283,046    $ 60,228,714     $ 56,358,608
Other Comprehensive Earnings, Net of Tax       671,789         (134,091)       (261,582)         893,283
Comprehensive Earnings                    $ 32,185,785     $ 29,148,955    $ 59,967,132     $ 57,251,891

Retained Earnings at Beginning of Period  $139,981,837     $120,459,556    $158,619,140     $164,652,120
 Net Earnings                               31,513,996       29,283,046      60,228,714       56,358,608
 Cash Dividends                             (3,448,248)      (3,042,806)     (9,917,114)      (8,621,400)
 Stock Dividends - 3%                               --               --     (40,883,155)     (65,689,532)

Retained Earnings at End of Period        $168,047,585     $146,699,796    $168,047,585     $146,699,796

 Net Earnings per Share (Note 3)               $ .64            $ .58           $1.22           $1.12
 Dividends per Share *                         $ .07            $ .0625         $ .2025         $ .1775
Average Number of Shares Outstanding
  (Notes 3 & 4)                             49,411,689       50,268,369      49,553,179       50,519,319

*Does not include 3% Stock Dividend to Shareholders of Record on 3/07/00 and 3/09/99.

(The accompanying notes are an integral part of the statements)

	TOOTSIE ROLL INDUSTRIES, INC.
	AND SUBSIDIARIES
	CONSOLIDATED STATEMENTS OF CASH FLOWS
	(UNAUDITED)
                                                        39 Weeks Ended
                                               Sept 30, 2000  &   Oct. 2, 1999
   CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                  $60,228,714      $56,358,608
   Adjustments to reconcile net earnings to
    net cash provided by (used in)
    operating activities:
    Depreciation and amortization                  9,852,682        8,088,517
    Gain on disposal of equipment                     11,750                -

    (Increase) decrease in assets
     excluding effects from acquisitions:
      Accounts receivable                        (59,054,295)     (47,270,080)
      Other receivables                            3,686,306       (2,510,707)
      Inventories                                ( 1,428,575)        (850,546)
      Prepaid expenses and other assets          (13,676,631)      (9,355,764)

     Increase (decrease) in liabilities
     excluding effects from acquisitions:
      Accounts payable and accrued liabilities    14,497,492        9,163,579
      Income taxes payable and deferred           11,967,848       11,537,679
      Postretirement health care and life
       insurance benefits                            171,081          236,995
      Deferred compensation and other liabilities  1,463,767        2,018,962
      Other                                            1,411          261,167

   Net cash provided by operating activities      27,721,550       27,678,410

   CASH FLOWS FROM INVESTING ACTIVITIES:
     Business acquisitions acquired, net of
      cash and cash equivalents                  (74,293,419)              --
     Capital expenditures                        (10,919,299)     (15,276,792)
     Purchase of held to maturity securities    (101,547,876)    (169,907,134)
     Maturity of held to maturity securities     127,124,081      169,524,189
     Purchase of available for sale securities   (62,965,414)    (105,675,624)
     Sale and maturity of available for
      sale securities                             67,759,967      103,713,944
   Net cash used in investing activities         (54,841,960)     (17,621,417)

   CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of notes payable                    43,625,000               --
     Repayment of notes payable                  (43,625,000)              --
     Purchase of treasury stock                           --       (1,018,815)
     Shares repurchased and retired              (24,753,244)     (20,509,802)
     Dividends paid in cash                       (9,643,046)      (8,270,356)

   Net cash used in financing activities         (34,396,290)     (29,798,973)

   Decrease in cash and cash equivalents         (61,516,700)     (19,741,980)
   Cash and cash equivalents-beginning of year    88,503,731       80,743,591

   Cash and cash equivalents-end of quarter      $26,987,031      $61,001,611
   Supplemental cash flow information:
     Income taxes paid                           $21,012,000      $20,316,000

     Interest paid                               $   905,000      $   448,000

(The accompanying notes are an integral part of the statements)

           TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 2000
                              (UNAUDITED)

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


Note 2 - The Company's unshipped orders at September 30, 2000 amounted to $35,900,000.


Note 3 -  Based on Average Shares outstanding adjusted for Stock
          Dividends.


Note 4 - Includes 3% stock dividends distributed on April 19, 2000 and April 21, 1999.


Note 5 - Results of operations for the period ended September 30, 2000 are not necessarily indicative of results to be expected for the year to end December 31, 2000 because of the seasonal nature of the Company's operations. Historically, the Third Quarter has been the Company's largest Sales Quarter due to Halloween Sales.


Note 6 - On May 12, 2000, the Company acquired the assets of Andes Candies, Inc. from Brach & Brock Confections, Inc. In February 2000, the Company acquired the assets of a small confectionery company. The cost of these acquisitions was $74.3 million in cash, which was funded through existing cash, and the issuance of $38.8 million of floating rate short term notes drawn on Company lines of credit due on 6/30/01. The Company repaid $22.7 million of the notes payable prior to the end of the second quarter. The remaining balance of notes payable amounting to $16.1 million was repaid by the end of the third quarter.

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


          The acquitions were accounted for by the purchase method. Accordingly, the operating results of the acquired businesses have been included in the consolidated financial statements since the date of acquisition. The operating results of the acquired businesses did not have a material effect on the consolidated statement of earnings, comprehensive earnings and retained earnings for the third quarter or nine months of 2000.



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

NET SALES:
								 Third Quarter, 2000
		        Third Quarter       		     	vs.
		    2000           1999    		 Third Quarter, 1999
		$165,873,251    $152,667,380		      + 8.7 %


								  Nine Months, 2000
		        Nine Months         		        vs.
		     2000            1999   		  Nine Months, 1999
		$334,264,488    $315,131,948		      + 6.1 %


Third Quarter 2000 net sales of $165.9 million were up 8.7% from the Third Quarter 1999 net sales of $152.7 million.

Nine months 2000 net sales of $334.3 million were up 6.1% from Nine Months 1999 net sales of $315.1 million.

Third Quarter 2000 net sales of $165.9 million were up 83.5% from Second Quarter 2000 net sales of $90.4 million. Historically, the Third Quarter includes pre-Halloween sales and is the company's largest quarterly sales period of the year.

Record sales for the Third Quarter and Nine Months of 2000 were the result of approximately equal effects of sales volume growth in core products/product line extensions and new products.








COST OF SALES:

								Cost of Sales as a
           Third  Quarter      		    Percentage of Net Sales
	    2000           1999   		 3rd Qtr. 2000  3rd Qtr. 1999
	$82,647,914	   $75,016,227			 49.8%	 49.1%

								Cost of Sales as a
	        Nine Months       		    Percentage of Net Sales
	    2000   	       1999   		 9 Months 2000  9 Months 1999
     $161,763,072   $152,763,953		       48.4%	 48.5%


Cost of sales as a percentage of net sales increased from 49.1% in the Third Quarter 1999 to 49.8% in the Third Quarter 2000. Nine Months cost of sales decreased from 48.5% in 1999 to 48.4% in 2000. The quarterly percentage increase is primarily due to higher manufacturing overhead costs including such costs associated with the companies acquired in 2000. The year to date percentage decrease reflects lower raw costs of major ingredients.

NET EARNINGS:
							     Third Quarter, 2000
	    Third  Quarter        				vs.
	    2000           1999   		     Third Quarter, 1999
	$31,513,996    $29,283,046 	                 7.6%


							      Nine Months, 2000
	      Nine Months         		           vs
	    2000           1999   		      Nine Months, 1999
	$60,228,714    $56,358,608		           6.9%


Third Quarter 2000 net earnings were $31.5 million, compared to $29.3 million in the Third Quarter 1999. Third Quarter 2000 earnings per share of $.64 were up 10.3% over Third Quarter 1999 earning per share of $.58.

Nine Months 2000 net earnings were $60.2 million compared to prior year's Nine Months 1999 net earnings of $56.4 million. Nine months 2000 earnings per share of $1.22 were up 8.9% over Nine Months 1999 earnings per share of $1.12.

Third Quarter 2000 net earnings of $31.5 million increased $15.8 million or 100.6% from Second Quarter 2000 net earnings of $15.7 million. As discussed above, the Third Quarter has historically been the Company's largest sales and earnings period because of pre-Halloween sales.

The increase in net earnings for the Third Quarter and Nine Months 2000 is the result of higher sales and ongoing cost control programs. Selling, Marketing, and Administrative Expense for the Third Quarter and Nine Months 2000 increased by 7.2% and 6.2%, respectively, over the comparative periods in the prior year. These increases principally reflect higher expenses relating to the increased sales, including the acquired brands, in the respective periods.







Amortization of intangible assets was $1.0 million and $2.6 million for the Third Quarter and Nine Months of 2000, respectively, compared to $.7 million and $2.0 million for the Third Quarter and Nine Months of 1999, respectively. The increase reflects additional amortization expense relating to the businesses acquired in 2000.

Other income in the Third Quarter and Nine Months benefited from increased investment income and capital gains.

The consolidated effective income tax rate favorably decreased from 36.2% in the Nine Months of 1999 to 35.7% in the Nine Months of 2000. This improvement generally reflects increased tax-free investment income and a favorable judgement in a state income tax matter.



LIQUIDITY AND CAPITAL RESOURCES:

Historically, the Company's principal source of financing has been cash generated from operations. Net cash flow provided by operating activities for the Nine Month 2000 period was $27.7 million, the same as the comparable period in 1999.


The Company's current ratio (current assets divided by current liabilities) is
2.7 to 1 as of the end of the Third Quarter 2000 as compared to 3.0 to 1 as of the Third Quarter 1999 and 4.0 to 1 as of the Fourth Quarter 1999. Net working Capital was $141.0 million as of the end of the Third Quarter 2000 as compared to $152.5 million and $168.4 million as of the end of the Third Quarter 1999 and Fourth Quarter 1999, respectively. The decrease in net working capital reflects the businesses acquired in 2000, including Andes Candies, Inc. Capital expenditures for 2000 are anticipated to be generally in line with historical spending and are to be funded from the Company's cash flow from operations and internal sources.


In the nine months of 2000, the Company repurchased 743,000 shares of its common stock for $24.8 million.


On May 12, 2000, the Company acquired the assets of Andes Candies, Inc. from Brach & Brock Confections, Inc. In February 2000, the Company acquired the assets of a small confectionery company. The cost of these acquisitions was $74.3 million in cash, which was funded through existing cash, and the issuance of $38.8 million of floating rate short term notes drawn on Company lines of credit due on 6/30/01. The Company repaid $22.7 million of the notes payable prior to the end of the second quarter. The remaining notes payables of $16.1 million were repaid by the end of the third quarter.











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



OTHER MATTERS:


In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The Company anticipates the adoption of SFAS No. 133 as of Q1 2001. The adoption of SFAS No. 133 is not expected to have a material impact on the Company's results of operations.


The SEC has issued SAB 101 Revenue Recognition, EITF 00-10, Accounting for Shipping and Handling Revenues and Costs and EITF 00-14, Accounting for Coupons, Rebates and Discounts. Adoption of these pronouncements is not expected to have a material impact on the Company's results of operations.

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






                                    TOOTSIE ROLL INDUSTRIES, INC.


Date: November 14, 2000             BY:
                                        Melvin J. Gordon
                                        Chairman of the Board


                                    BY:
                                       G. Howard Ember
                                       Vice President - Finance