Form 10-K
period 2000-12-31
TOOTSIE ROLL INDUSTRIES INC
filed 2001-03-29
CIK 98677

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
/X/
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

/ /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM __________________ TO _________________

                          COMMISSION FILE NUMBER 1-1361

-------------------------------------------------------------------------------

                          TOOTSIE ROLL INDUSTRIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

-------------------------------------------------------------------------------


                VIRGINIA                                   22-1318955
                --------                                   ----------
        (STATE OR OTHER JURISDICTION OF        (IRS EMPLOYER IDENTIFICATION NO.)
        INCORPORATION OR ORGANIZATION)

                7401 SOUTH CICERO AVENUE, CHICAGO, ILLINOIS 60629
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                  REGISTRANT'S TELEPHONE NUMBER: (773) 838-3400
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                         NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                            ON WHICH REGISTERED
           -------------------                            -------------------
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

                    YES     /X/                  NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   / /

As of March 6, 2001, 33,018,174 shares of Common Stock, par value $.69-4/9 per share, were outstanding and the aggregate market value of the Common Stock (based upon the closing price of the stock on the New York Stock Exchange on such date) held by non-affiliates was approximately $913,533,690. As of March 6, 2001, 16,024,015 shares of Class B Common Stock, par value $.69-4/9 per share, were outstanding. Class B Common Stock is not traded on any exchange, is restricted as to transfer or other disposition, but is convertible into Common Stock on a share-for-share basis. Upon such conversion, the resulting shares of Common Stock are freely transferable and publicly traded. Assuming all 16,024,015 shares of outstanding Class B Common Stock were converted into Common Stock, the aggregate market value of Common Stock held by non-affiliates on March 6, 2001 (based upon the closing price of the stock on the New York Stock Exchange on such date) would have been approximately $980,298,590. Determination of stock ownership by non-affiliates was made solely for the purpose of this requirement, and the Registrant is not bound by these determinations for any other purpose.

                       DOCUMENTS INCORPORATED BY REFERENCE

         1. Portions of the Company's Annual Report to Shareholders for the year ended December 31, 2000 (the "2000 Report") are incorporated by reference in Parts I and II of this report.

         2. Portions of the Company's Definitive Proxy Statement for the Company's 2001 Annual Meeting of Shareholders (the "2001 Proxy Statement") are incorporated by reference in Part III of this report.

TABLE OF CONTENTS

ITEM 1.  Business..............................................................1

ITEM 2.  Properties............................................................2

ITEM 3.  Legal Proceedings.....................................................3

ITEM 4.  Submission of Matters to a Vote of Security Holders...................3

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters...............................................................4

ITEM 6.  Selected Financial Data...............................................4

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.................................................4

ITEM 8.  Financial Statements and Supplementary Data...........................4

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure..................................................5

ITEM 10.  Directors and Executive Officers of the Registrant...................5

ITEM 11.  Executive Compensation...............................................6

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.......6

ITEM 13.  Certain Relationships and Related Transactions.......................6

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K......6

                                     PART I

ITEM 1.  BUSINESS.

         Tootsie Roll Industries, Inc. and its consolidated subsidiaries (the "Company") have been engaged in the manufacture and sale of candy for over 100 years. This is the only industry segment in which the Company operates and is its only line of business. The majority of the Company's products are sold under the registered trademarks TOOTSIE ROLL, TOOTSIE ROLL POPS, CHILD'S PLAY, CARAMEL APPLE POPS, CHARMS, BLOW-POP, BLUE RAZZ, ZIP-A-DEE-DOO-DA POPS, CELLA'S, MASON DOTS, MASON CROWS, JUNIOR MINT, CHARLESTON CHEW, SUGAR DADDY, SUGAR BABIES, ANDES AND FLUFFY STUFF. The Company acquired the trademarks for Junior Mint, Charleston Chew, Sugar Daddy and Sugar Babies in 1993 along with the manufacturing assets of the former Chocolate/Caramel Division of Warner Lambert Company. In 2000, the Company acquired the trademarks for Andes and Fluffy Stuff along with their corresponding manufacturing assets for an aggregate purchase price of $74,293,000.

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

         The domestic candy business is highly competitive. The Company competes primarily with other manufacturers of bar candy and bagged candy of the type sold in variety, grocery, mass merchandisers, drug chains and convenience stores. Although accurate statistics are not available, the Company believes it is among the ten largest domestic manufacturers in this field. In the markets in which the Company competes, the main forms of competition comprise brand recognition as well as a fair price for our products at various retail price points.

         The Company did not have a material backlog of firm orders at the end of the calendar years 2000 or 1999.

         Packaging materials and ingredients used by the Company are readily obtainable from a number of suppliers at competitive prices. Packaging material costs, including films, cartons, corrugated containers and waxed paper, were stable in 2000. The Company continues to seek competitive bids to leverage the high volume of annual purchases it makes of these items and to lower per unit costs. The Company has engaged in hedging transactions primarily in sugar and corn syrup and may do so in the future if and when advisable. From time to time the Company changes the size of certain of its products, which are usually sold at standard retail prices, to reflect significant changes in raw material costs.

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

         The Company employs approximately 1,950 persons.

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

         Revenues from a major customer aggregated approximately 17.8%, 17.9% and 17.2% of total net sales during the years ended December 31, 2000, 1999 and 1998, respectively.

         For a summary of sales, net earnings and assets of the Company by geographic area and additional information regarding the foreign subsidiaries of the Company, see Note 12 of the Notes to Consolidated Financial Statements on Page 15 of the Company's Annual Report to Shareholders for the year ended December 31, 2000 (the "2000 Report") and on Page 4 of the 2000 Report under the section entitled "International." Note 12 and the aforesaid section are incorporated herein by reference. Portions of the 2000 Report are filed as an exhibit to this report.

ITEM 2.  PROPERTIES.

         The Company owns its principal plant and offices which are located in Chicago, Illinois in a building consisting of approximately 2,225,000 square feet. The Company utilizes approximately 1,825,000 square feet for offices, manufacturing and warehousing facilities and leases, or has available to lease to third parties, approximately 400,000 square feet.

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


The Company's other principal manufacturing facilities, all of which are owned, are:

         LOCATION                         SQUARE FEET (a)
         --------                         -----------
         New York, New York                  60,000
         Covington, Tennessee               485,000
         Cambridge, Massachusetts           142,000
         Delevan, Wisconsin                 162,000
         Mexico City, Mexico                 57,000
     (a) Square footage is approximate and includes production, warehousing and office space.

         The Company owns substantially all of the production machinery and equipment located in its plants and considers that all of its facilities are well maintained, in good operating condition and adequately insured.

ITEM 3.  LEGAL PROCEEDINGS.

         There are no material pending legal proceedings known to the Company to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the Company's shareholders through the solicitation of proxies or otherwise during the fourth quarter of 2000.

ADDITIONAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT.

         See the information on Executive Officers set forth in the table in
Part III, Item 10, Page 5 of this report, which is incorporated herein by reference.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is traded on the New York Stock Exchange. The Company's Class B Common Stock is subject to restrictions on transferability and no market exists for such shares of Class B Common Stock. The Class B Common Stock is convertible at the option of the holder into shares of Common Stock on a share for share basis. As of March 6, 2001, there were approximately 9,500 holders of record of Common and Class B Common Stock. For information on the market price of, and dividends paid with respect to, the Company's Common Stock, see the section entitled "2000-1999 Quarterly Summary of Tootsie Roll Industries, Inc. Stock Prices and Dividends" which appears on Page 16 of the 2000 Report. This section is incorporated herein by reference and filed as an exhibit to this report.

ITEM 6.  SELECTED FINANCIAL DATA.

         See the section entitled "Five Year Summary of Earnings and Financial Highlights" which appears on Page 17 of the 2000 Report. This section is incorporated herein by reference and filed as an exhibit to this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         See the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Pages 5-7 of the 2000 Report. This section is incorporated herein by reference and filed as an exhibit to this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         See the section entitled "Quantitative and Qualitative Disclosure of Market Risk and Other Matters" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 7 of the 2000 Report. This section is incorporated herein by reference and filed as an exhibit to this report.

         See Note 1 of the Notes of Consolidated Financial Statements on Page 12 of the 2000 Report, which is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 12, 2001, appearing on Pages 8-15 of the 2000 Report and the Quarterly Financial Data on Page 16 of the 2000 Report are incorporated by reference in this report. With the exception of the aforementioned information and the information incorporated in Items 1, 5, 6 and 7, the 2000 Report is not to be deemed filed as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         See the information with respect to the Directors of the Company which is set forth in the section entitled "Election of Directors" of the Company's Definitive Proxy Statement to be used in connection with the Company's 2001 Annual Meeting of Shareholders (the "2001 Proxy Statement"). Except for the last paragraph of this section relating to the compensation of Directors, this section is incorporated herein by reference. See the information in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's 2001 Proxy Statement, which section is incorporated herein by reference.

         The following table sets forth the information with respect to the executive officers of the Company:

Name                        Position (1)                         Age
----                        ------------                         ---
Melvin J. Gordon*           Chairman of the Board and
                              Chief Executive Officer (2)         81

Ellen R. Gordon*            President and Chief
                              Operating Officer (2)               69

G. Howard Ember Jr.         Vice President/Finance                48

John W. Newlin Jr.          Vice President/Manufacturing          64

Thomas E. Corr              Vice President/Marketing and
                              Sales                               52

James M. Hunt               Vice President/Distribution           58

Barry P. Bowen              Treasurer                             45

*A member of the Board of Directors of the Company

(1) Mr. and Mrs. Gordon and Messrs. Newlin, Corr, Ember and Bowen have served in the positions set forth in the table as their principal occupations for more than the past eight years. Mr. Hunt has served in his position for the past eight years and in the fifteen years prior to that, served the Company in the positions of Director of Distribution and Assistant Vice President of Distribution. Mr. and Mrs. Gordon have also served as

         President and Vice President, respectively of HDI Investment Corp., a family investment company.

(2)      Melvin J. Gordon and Ellen R. Gordon are husband and wife.

ITEM 11. EXECUTIVE COMPENSATION.

         See the information set forth in the section entitled "Executive Compensation and Other Information" of the Company's 2001 Proxy Statement. Except for the "Report on Executive Compensation" and "Performance Graph," this section of the 2001 Proxy Statement is incorporated herein by reference. See the last paragraph of the section entitled "Election of Directors" of the 2001 Proxy Statement, which paragraph is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         For information with respect to the beneficial ownership of the Company's Common Stock and Class B Common Stock by the beneficial owners of more than 5% of said shares and by the management of the Company, see the sections entitled "Ownership of Common Stock and Class B Common Stock by Certain Beneficial Owners" and "Ownership of Common Stock and Class B Common Stock by Management" of the 2001 Proxy Statement. These sections of the 2001 Proxy Statement are incorporated herein by reference.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

         (a)      Financial Statements.

         The following financial statements and schedules are filed as part of this report:

         (1)      Financial Statements (filed herewith as part of Exhibit 13):

                  Report of Independent Accountants

                  Consolidated Statements of Earnings, Comprehensive Earnings and Retained Earnings for the three years ended December 31, 2000

                  Consolidated Statements of Financial Position at December 31, 2000 and 1999

                  Consolidated Statements of Cash Flows for the three years ended December 31, 2000

                  Notes to Consolidated Financial Statements

         (2)      Financial Statement Schedule:

                  Report on Independent Accountants on Financial Statement Schedule

                  For the three years ended December 31, 2000 - Valuation and Qualifying Accounts

                  All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         (3)      Exhibits required by Item 601 of Regulation S-K:

                  See Index to Exhibits which appears following Financial
                  Schedule II.

                  No reports on Form 8-K were filed during the quarter ended December 31, 2000.

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

                                   TOOTSIE ROLL INDUSTRIES, INC.


                                   By:           Melvin J. Gordon
                                         --------------------------------------
                                            Melvin J. Gordon, Chairman
                                            of the Board of Directors
                                            and Chief Executive Officer

                                   Date:           MARCH 27, 2001
                                         --------------------------------------

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Melvin J. Gordon              Chairman of the Board
-------------------------     of Directors and Chief
Melvin J. Gordon              Executive Officer (principal
                              executive officer)                  March 27, 2001

Ellen R. Gordon               Director, President
-------------------------     and Chief Operating Officer         March 27, 2001
Ellen R. Gordon

Charles W. Seibert            Director
-------------------------
Charles W. Seibert                                                March 27, 2001

Lana Jane Lewis-Brent         Director                            March 27, 2001
-------------------------
Lana Jane Lewis-Brent

Richard P. Bergeman           Director                            March 27, 2001
-------------------------
Richard P. Bergeman

G. Howard Ember Jr.           Vice President, Finance             March 27, 2001
-------------------------     (principal financial
G. Howard Ember Jr.           officer and principal
                              accounting officer)

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
Tootsie Roll Industries, Inc.


                  Our audits of the consolidated financial statements referred to in our report dated February 12, 2001 appearing in the 2000 Annual Report to Shareholders of Tootsie Roll Industries, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Chicago, Illinois
February 12, 2001

                          TOOTSIE ROLL INDUSTRIES, INC.
                            AND SUBSIDIARY COMPANIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                        DECEMBER 31, 2000, 1999 AND 1998

                                                                       Additions
                                                    Balance at         charged to                           Balance at
                                                    beginning           costs and                             End of
Description                                         of year             expenses         Deductions(1)         Year
-----------                                        ------------        -----------      --------------     --------------
2000:
        Reserve for bad debts                      $1,751,000           $298,228           $250,228        $1,799,000
        Reserve for cash discounts                    281,000          7,761,472          7,694,472           348,000
                                                      -------          ---------          ---------           -------
                                                   $2,032,000         $8,059,700         $7,944,700        $2,147,000
                                                   ==========         ==========         ==========        ==========

1999:
        Reserve for bad debts                      $1,898,000           $275,289           $422,289        $1,751,000
        Reserve for cash discounts                    286,000          7,116,112          7,121,112           281,000
                                                      -------          ---------          ---------           -------

                                                   $2,184,000         $7,391,401         $7,543,401        $2,032,000
                                                   ==========         ==========         ==========        ==========

1998:
        Reserve for bad debts                      $1,811,000           $275,920           $188,920        $1,898,000
        Reserve for cash discounts                    274,000          7,599,163          7,587,163           286,000
                                                      -------          ---------          ---------           -------

                                                   $2,085,000         $7,875,083         $7,776,083        $2,184,000
                                                   ==========         ==========         ==========        ==========

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

3.2 Amendment to Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999; Commission File No. 1-1361.

3.3 Amended and Restated By-Laws . Incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended December
         31, 1996; Commission File No. 1-1361.

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

10.8.3*  Amendment to the Amended and Restated Career Achievement Plan of the
         Company. Incorporated by reference to Exhibit 10.8.3 of the Company's
         Annual Report on Form 10-K for the year ended December 31, 1999;
         Commission File No. 1-1361.

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

10.28* Tootsie Roll Industries, Inc. Bonus Incentive Plan. Incorporated by reference to Exhibit A of the Company's Proxy Statement dated March 27,
         1997; Commission File No. 1-1361.

10.29* Tootsie Roll Industries, Inc. 2001 Bonus Incentive Plan. Incorporated by reference to Exhibit A of the Company's Proxy Statement dated March
         30, 2001; Commission File No. 1-1361.

13       The following items incorporated by reference herein from the Company's
         2000 Annual Report to Shareholders for the year ended December 31, 2000
         (the "2000 Report"), are filed as Exhibits to this report:

         (i) Information under the section entitled "International" set forth on Page 4 of the 2000 Report;


         (ii)     Information under the section entitled "Management's
                  Discussion and Analysis of Financial Condition and Results of
                  Operations" set forth on Pages 5-7 of the 2000 Report;

         (iii) Consolidated Statements of Earnings, Comprehensive Earnings and Retained Earnings for the three years ended December 31, 2000 set forth on Page 8 of the 2000 Report;

         (iv)     Consolidated Statements of Financial Position at December 31,
                  2000 and 1999 set forth on Pages 9-10 of the 2000 Report;

         (v)      Consolidated Statements of Cash Flow for the three years ended
                  December 31, 2000 set forth on Page 11 of the 2000 Report;

         (vi)     Notes to Consolidated Financial Statements set forth on Pages
                  12-15 of the 2000 Report;

         (vii) Report of Independent Accountants set forth on Page 15 of the 2000 Report;

         (viii)   Quarterly Financial Data set forth on Page 16 of the 2000
                  Report;

         (ix)     Information under the section entitled "2000-1999 Quarterly
                  Summary of Tootsie Roll Industries, Inc. Stock Prices and
                  Dividends" set forth on Page 16 of the 2000 Report; and

         (x) Information under the section entitled "Five Year Summary of Earnings and Financial Highlights" set forth on Page 17 of the 2000 Report.

21       List of Subsidiaries of the Company.

--------------------------------------
*Executive compensation plan or arrangement.