Form 10-Q
period 2001-03-31
TOOTSIE ROLL INDUSTRIES INC
filed 2001-05-14
CIK 98677

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 Form 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  March 31, 2001  Commission File Number   1 - 1361



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


                                                  Yes  X           No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practible date.

               Class                              Outstanding
     Common Stock, $.69 4/9 par value              34,004,303
     Class B Common Stock, $.69 4/9 par value      16,504,019

                TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES



                                 APRIL 1, 2001



                                   I N D E X



Part I - Financial Information

                                                         Page No


    Financial Statements:

         Consolidated Statements of Financial Position         2

         Consolidated Statements of Earnings, Comprehensive
          Earnings and Retained Earnings                       3

         Consolidated Statements of Cash Flows                 4

         Notes to Consolidated Financial Statements            5

         Management's Discussion and Analysis of
          Financial Condition and Results of Operations        6


Part II - Other Information

         Other Information                                     7

         Signatures                                            7















                                PART I - FINANCIAL INFORMATION
                        TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                                     (UNAUDITED)
ASSETS                                         March 31,      April 1,         Dec. 31,
 CURRENT ASSETS                                   2001          2000             2000
  Cash & Cash Equiv.                        $ 37,469,696    $ 67,000,271   $ 60,882,142
  Investments                                 71,449,570      90,552,973     71,605,091
  Trade Accounts Receivable,
   Less Allowances of
   $2,135,000, $2,115,000 & $2,147,000        25,367,807      19,745,812     23,567,411
  Other Receivables                            3,916,467       4,583,469      1,229,701
  Inventories, at Cost
   (Last-in,First-out):
   Finished Goods & Work in Process           34,903,998      29,758,001     24,984,361
   Raw Material & Supplies                    20,358,753      16,517,252     16,906,199
  Prepaid Expenses                            11,198,880       5,683,560      2,684,738
  Deferred Income Taxes                        1,351,000       2,069,000      1,351,000

   Total Current Assets                      206,016,171     235,910,338    203,210,643

 PROPERTY, PLANT & EQUIPMENT,
(at cost)
  Land                                         8,327,400       7,981,419      8,327,400
  Buildings                                   36,936,658      29,210,324     36,936,658
  Machinery & Equipment                      188,425,071     152,353,231    183,858,538
                                             233,689,129     189,544,974    229,122,596
 Less-Accumulated Depreciation               100,032,987      90,425,212     98,004,162
                                             133,656,142      99,119,762    131,118,434

OTHER ASSETS

  Intangible Assets, net of Accumulated
   Amortization of $27,861,000, $24,229,000 &
   $26,917,000                               120,318,148      89,385,448    121,262,726
  Investments                                 69,789,315      70,656,634     62,548,257
  Cash Surrender Value of Life Insurance and
   Other Assets                               45,687,338      38,174,893     44,301,529
                                             235,794,801     198,216,975    228,112,512

    Total Assets                            $575,467,114    $533,247,075   $562,441,589


(The accompaning notes are an integral part of these statements)










                                                        (UNAUDITED)

LIABILITIES AND SHAREHOLDERS' EQUITY           March 31,         April 1,       Dec. 31,
 CURRENT LIABILITIES                              2001             2000           2000
  Accounts Payable                          $  12,556,387     $ 13,299,139  $ 10,296,197
  Dividends Payable                             3,678,711        3,150,603     3,436,103
  Accrued Liabilities                          29,486,740       30,611,016    33,336,341
  Income Taxes Payable                         16,800,203       14,925,203    10,377,643
    Total Current Liabilities                  62,522,041       61,985,961    57,446,284

 NON-CURRENT LIABILITIES

  Ind.Dev.Bonds                                 7,500,000        7,500,000     7,500,000
  Post Retirement Benefits                      7,086,620        6,638,699     6,956,094
  Deferred Compensation and Other Liabilities  18,169,139       19,994,501    19,421,338
  Deferred Income Taxes                        12,412,066        9,790,160    12,422,248
    Total Non-Current Liabilities              45,167,825       43,923,360    46,299,680

 SHAREHOLDERS' EQUITY

  Common Stk., $.69-4/9 par value-
   120,000,000 shares author.
   34,004,303, 33,374,436 & 32,985,805
   respectively, issued                        23,613,898       23,176,489    22,906,603
  Class B Common Stk., $.69-4/9 par value-
   40,000,000 shares author.
   16,504,019, 16,157,754 & 16,056,384
   respectively, issued                        11,461,027       11,220,564    11,150,174
  Capital in Excess of Par Value              325,878,304      275,362,077   256,698,004
  Retained Earnings                           118,634,349      127,793,886   180,123,036
  Accumulated Other Comprehensive Earnings     (9,818,927)      (8,223,859)  (10,190,789)
  Treasury Stock (at cost)-
   53,045, 53,045 & 53,045, shares
   respectively                                (1,991,403)      (1,991,403)   (1,991,403)
    Total Shareholders' Equity                467,777,248      427,337,754   458,695,625
    Total Liabilities and
      Shareholders' Equity                   $575,467,114     $533,247,075  $562,441,589















                                 TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF
                           EARNINGS, COMPREHENSIVE EARNINGS AND RETAINED EARNINGS (NOTE 1)
                                                            (UNAUDITED)

                                                                  13 Weeks Ended
                                                          March 31, 2001 & April 1, 2000
Net Sales (Note 2)                                          $ 82,621,201   $ 78,014,809
Cost of Goods Sold                                            39,663,550     36,948,005

  Gross Margin                                                42,957,651     41,066,804

Selling, Marketing and Administrative Expense                 24,202,324     22,209,419
Amortization of Intangible Assets                                944,579        732,084

  Earnings from Operations                                    17,810,748     18,125,301
Other Income, Net                                              1,267,118      2,252,818

  Earnings before Income Taxes                                19,077,866     20,378,119
Provision for Income Taxes                                     6,693,000      7,315,000
Net Earnings (Note 5)                                       $ 12,384,866   $ 13,063,119

Net Earnings                                                $ 12,384,866   $ 13,063,119
Other Comprehensive Earnings, Net of Tax                         371,862        716,408
Comprehensive Earnings                                      $ 12,756,728   $ 13,779,527

Retained Earnings at Beginning of Period                    $180,123,036   $158,619,140
  Net Earnings                                                12,384,866     13,063,119
  Cash Dividends                                              (3,429,348)    (3,005,218)
  Stock Dividends - 3%                                       (70,444,205)   (40,883,155)

Retained Earnings at End of Period                          $118,634,349   $127,793,886

   Net Earnings Per Share (Note 3)                                  $.25          $ .26
   Dividends Per Share *                                            $.07          $ .0625

Average Number of Shares Outstanding
 (Notes 3 & 4)                                                50,455,277     51,195,502

*Does not include 3% Stock Dividend to Shareholders of Record on 3/06/01 and 3/07/00.


(The accompanying notes are an integral part of the statements)












               TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                       13 Weeks Ended
                                              March 31, 2001  &  April 1, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings                                  $12,384,866         $13,063,119
Adjustments to reconcile net earnings to
 net cash provided by operating
 activities:
  Depreciation and amortization                 2,973,400           2,854,396

  (Increase) decrease in assets:
   Accounts receivable                         (1,730,044)           (664,005)
   Other receivables                           (2,686,766)          1,132,681
   Inventories                                (13,255,891)        (11,090,575)
   Prepaid expenses and other assets           (9,915,537)         (4,557,455)

  Increase (decrease) in liabilities:
   Accounts payable and accrued liabilities    (1,624,799)           (902,429)
   Income taxes payable and deferred            6,438,842           6,936,522
   Postretirement health care and life
    insurance benefits                            130,526              81,839
   Deferred compensation and other liabilities (1,252,199)            909,996
   Other                                          209,723             159,817

Net cash provided by (used in) operating
   activities                                  (8,327,879)          7,923,906

CASH FLOWS FROM INVESTING ACTIVITIES:
  Business acquisition, net of cash and
   cash equivalents acquired                           --          (6,475,419)
  Capital expenditures                         (4,566,533)         (3,950,117)
  Purchase of held to maturity securities     (33,882,348)        (40,756,173)
  Maturity of held to maturity securities      26,664,149          39,569,558
  Purchase of available for sale securities   (23,129,571)        (12,771,357)
  Sale and maturity of available for
   sale securities                             23,262,233          11,928,842

Net cash used in investing activities         (11,652,070)        (12,454,666)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid in cash                       (3,432,497)         (3,032,371)
  Shares repurchased and retired                       --         (13,940,329)

Net cash used in financing activities          (3,432,497)        (16,972,700)

Decrease in cash and cash equivalents         (23,412,446)        (21,503,460)
Cash and cash equivalents-beginning of year    60,882,142          88,503,731

Cash and cash equivalents end of quarter      $37,469,696         $67,000,271
Supplemental cash flow information:
  Income taxes paid                           $   241,000         $   475,000
  Interest paid                               $   209,000         $   172,000


(The accompanying notes are an integral part of the statements)

           TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001
                              (UNAUDITED)


Note 1 - Foregoing data has been prepared from the unaudited financial records of the Company and in the opinion of Management all adjustments necessary for a fair statement of the results for the interim period have been reflected. All adjustments were of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's 2000 Annual Report on Form 10-K.


Note 2 - The Company's unshipped orders at March 31, 2001 amounted to
         $17,200,000.


Note 3 - Based on Average Shares outstanding adjusted for Stock
         Dividends.


Note 4 - Includes 3% stock dividends distributed on April 18, 2001 and April 19, 2000.

Note 5 - Results of operations for the period ended March 31, 2001 are not necessarily indicative of results to be expected for the year to end December 31, 2001 because of the seasonal nature of the Company's operations. Historically, the Third Quarter has been the Company's largest sales quarter due to Halloween sales.

Note 6 - On May 12, 2000, the Company acquired the assets of Andes Candies, Inc. from Brach & Brock Confections, Inc. In February 2000, the Company acquired the assets of a small confectionery company. The cost of these acquisitions was $74.3 million. The acquisitions were accounted for by the purchase method. Accordingly, the operating results of the acquired businesses have been included in the consolidated financial statements since the date of acquisition.

Note 7 - Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" and its related amendment, Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These standards require that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value.
         Changes in the fair value of derivatives will be recorded each period in earnings or accumulated other comprehensive earnings, depending on whether a derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive earnings will be reclassified as earnings in the periods in which earnings are affected by the hedged item. The adoption of these new standards did not affect net earnings and increased comprehen-sive earnings by $229,000, net of income taxes, as of January 1, 2001.

         The Company utilizes commodity futures contracts to manage variability in cash flows associated with certain commodities (primarily sugar). Commodity futures contracts are entered into for varying periods and are intended and effective as hedges of market price risks associated with the anticipated purchase of raw materials. To qualify as a hedge, the Company evaluates the the nature and relationships between the hedging instrument and hedged items, as well as its risk-management objectives, strategies for undertaking the various hedge transactions and method of assessing hedge effectiveness. In addition, the significant characteristics and expected terms of the anticip-ated transaction must be specifically identified and it must be probable that the anticipated transaction will occur. If the anticipated transaction were not to occur, the gian or loss would be recognized in earnings currently. Financial instru-ments qualifying for hedge accounting must maintain a high correlation between the hedging instrument and the item being hedged, both at inception and throughout the hedged period. The Company does not engage in trading or other speculative use of derivative instruments. In entering into these contracts, the Company has assumed the risk that might arise from the possible inability of counterparties to meet the terms of their con-tracts. The Company does not expect any losses as a result of counterparty defaults.

         During the quarter ended March 31, 2001, accumulated other comprehensive earnings decreased by $118,000 due to hedging transactions and decreased by $333,000, which represented the net amount reclassified to the consolidated statement of earnings, comprehensive earnings and retained earnings. As of March 31, 2001, $363,000 of deferred net gains on derivative instruments accumulated in other comprehensive earnings are expected to be reclassified to earnings during the next twelve months.

NOTE 8 - In April 2001, a consensus was reached by the Emerging Issues Task Force (EITF) on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." The Company's cooperative advertising programs are covered by this issue. In May 2000, a consensus was reached by the EITF on Issue 00-14, "Accounting for Certain Sales Incentives." These issues require that cooperative advertising and certain sales incentives costs currently being reported as selling, marketing and administrative expense to be recorded as a reduction of net sales beginning with the quarter ended March 31, 2002. The total potential impact of such reclassifications has not yet been determined. The reclassifi-cations will not affect the Company's financial position or net income.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management's discussion of the Company's operating results and analysis of factors which have affected the accompanying Statement of Earnings.

This discussion, the information contained in the preceding notes to the finan-cial statements and the information contained in "Quantitative and Qualitative Disclosures About Market Risk," contain certain forward-looking statements that are based largely on the Company's current expectations. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements. Such risks, trends and uncertainties, which in some instances are beyond the Company's control, include changes in demand and consumer preferences; raw material prices; competition; the effect of acquisitions on the Company's results of operations and financial condition;
the Company's reliance on third-party vendors for various services; and changes in the confectionary environment including action taken by major retailers and customer accounts. The words "believe," "expect," "anticipate," "estimate," "intend" and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking state-ments, which are as of the date of this filing.

NET SALES:
                                                  First Quarter, 2001
                  First Quarter                           vs.
               2001          2000     	           First Quarter, 2000
           $82,621,201	    $78,014,809	                  +5.9%

First Quarter 2001 net sales of $82,621,000, were up 5.9% from First Quarter 2000 net sales of $78,015,000. Sales rose as a result of additional sales from brands acquired in 2000 and from volume increases in some core brands. However, the Company experienced both increased competitive pressures and the effects of the overall slowing economy.

First Quarter 2001 net sales of $82,621,000 were down from Fourth Quarter 2000 net sales of $92,789,000. This is not considered unusual as the First Quarter of the year is historically the company's lowest sales quarter.

COST OF SALES:
                                                    Cost of Sales as a
            First Quarter      	                 Percentage of Net Sales
          2001           2000                   1st Qtr. 2001  1st Qtr. 2000
      $39,663,550    $36,948,005	                   48.0%          47.4%

Cost of sales as a percentage of net sales increased slightly from 47.4% for First Quarter 2000 to 48.0% for First Quarter 2001. This increase reflects some changes in the sales mix as well as the lower profit margins of the acquired brands.


NET EARNINGS:
                                                First Quarter, 2001
           First  Quarter      	                      vs.
          2001            2000   	               First Quarter, 2000
      $12,384,866      $13,063,119                    -5.2%




First quarter earnings from operations were $17,811,000 and $18,125,000 in 2001 and 2000, respectively. The decline in operating income of $314,000 or 2% is the result of product mix changes and the resulting lower profit margins from the acquired brands, higher energy and transporation costs, and higher promo-tional costs and customer deductions.

First Quarter 2001 net earnings were $12,385,000 compared to First Quarter 2000 net earnings of $13,063,000. First Quarter 2001 earnings per share were $0.25 a decrease of $.01 or 3.8% from First Quarter 2000 earnings per share of $.26. Net income was further adversely affected by decreased investment income and foreign exchange losses.

The consolidated effective income tax rate favorably decreased from 35.9% in the First Quarter of 2000 to 35.1% in the First Quarter of 2001. This improvement generally reflects a reduction in state income taxes.

First Quarter 2001 net earnings were $12,385,000 compared to Fourth Quarter 2000 net earnings of $15,508,000, which reflects the lower level of sales in the First Quarter 2001 compared to the Fourth Quarter 2000. This is consis-tent with historical trends.


LIQUIDITY AND CAPITAL RESOURCES:

The Company's current ratio (current assets divided by current liabilities) is 3.3 to 1 as of the end of the First Quarter 2001 as compared to 3.8 to 1 as of the First Quarter 2000 and 3.5 to 1 as of the Fourth Quarter 2000. Net working capital was $143,131,000 as of the end of the First Quarter 2001 as compared to $173,924,000 as of the First Quarter 2000. The decrease in net working capital principally reflects the use of cash and cash equivilents and short-term investments for a business acquisition made in the Second Quarter of 2000. Net working capital was $145,764,000 at the end of the Fourth Quarter 2000. Net cash used in operating activities was $8,328,000 for the quarter ended March 31, 2001 compared to net cash provided by operating activities of $7,924,000 for the quarter ended April 1, 2000. The change primarily reflects increased inventory and accounts receivable levels at March 31, 2001 and a change in the timing of the funding of certain medical benefit costs. Capital expenditures for 2001 are anticipated to be generally in line with historical spending and are to be funded from the Company's cash flow from operations and internal sources.

Debt securities that matured during the quarters ended March 31, 2001 and April 1, 2000 were replaced with debt securities of similar maturities.


QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK:

The Company is exposed to various market risks, including fluctuations in sugar, corn syrup, edible oils, cocoa and packaging costs. The Company also invests in securities with maturities of up to three years, the majority of which are held to maturity, which limits the Company's exposure to interest rate fluctua-tions. There has been no material change in the Company's market risks that would significantly affect the disclosures made in the Form 10-K for the year ended December 31, 2000.















































	PART II  -  OTHER INFORMATION


                TOOTSIE ROLL INDUSTRIES, INC
                       AND SUBSIDIARIES

Form 8-K was not required to be filed during the First
Quarter of 2001.

Sales of unregistered Securities - None.









                        SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 TOOTSIE ROLL INDUSTRIES, INC.



Date: May 14, 2001             BY:
                                 Melvin J. Gordon
                                 Chairman of the Board



                                 BY:
                                 G. Howard Ember
                                 Vice President - Finance