Form 10-Q
period 2001-06-30
TOOTSIE ROLL INDUSTRIES INC
filed 2001-08-10
CIK 98677

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 Form 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  June 30, 2001   Commission File Number   1 - 1361



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


                                                  Yes  X           No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practible date.

               Class                              Outstanding
     Common Stock, $.69 4/9 par value              34,030,578
     Class B Common Stock, $.69 4/9 par value      16,477,744


TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES



JUNE 30, 2001



I N D E X



Part I - Financial Information

                                                         Page No


    Financial Statements:

         Consolidated Statements of Financial Position         2

         Consolidated Statements of Earnings, Comprehensive
          Earnings and Retained Earnings                       3

         Consolidated Statements of Cash Flows                 4

         Notes to Consolidated Financial Statements            5

         Management's Discussion and Analysis of
          Financial Condition and Results of Operations        6


Part II - Other Information

         Other Information                                     7

         Signatures                                            7


                              PART I - FINANCIAL INFORMATION
                        TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                                     (UNAUDITED)
ASSETS                                         June 30,        July 1,         Dec. 31,
 CURRENT ASSETS                                   2001          2000             2000
  Cash & Cash Equiv.                        $ 68,075,809    $ 20,593,808   $ 60,882,142
  Investments                                 43,472,423      69,497,283     71,605,091
  Trade Accounts Receivable,
   Less Allowances of
   $2,146,000, $2,360,000 & $2,147,000        22,544,058      23,688,324     23,567,411
  Other Receivables                            3,313,435       2,956,497      1,229,701
  Inventories, at Cost
   (Last-in,First-out):
   Finished Goods & Work in Process           48,044,184      50,200,214     24,984,361
   Raw Material & Supplies                    18,996,928      19,919,144     16,906,199
  Prepaid Expenses                            11,403,277       5,443,076      2,684,738
  Deferred Income Taxes                        1,351,000       2,069,000      1,351,000

   Total Current Assets                      217,201,114     194,367,346    203,210,643

 PROPERTY, PLANT & EQUIPMENT,
(at cost)
  Land                                         8,359,186       8,320,053      8,327,400
  Buildings                                   37,217,313      32,558,297     36,936,658
  Machinery & Equipment                      192,407,462     180,225,620    183,858,538
                                             237,983,961     221,103,970    229,122,596
 Less-Accumulated Depreciation               104,143,644      93,007,575     98,004,162
                                             133,840,317     128,096,395    131,118,434

OTHER ASSETS

  Intangible Assets, net of Accumulated
   Amortization of $28,806,000, $25,106,000 &
   $26,917,000                               119,388,569     123,102,626    121,262,726
  Investments                                 77,537,631      72,283,495     62,548,257
  Cash Surrender Value of Life Insurance and
   Other Assets                               47,652,273      40,153,550     44,301,529
                                             244,578,473     235,539,671    228,112,512

    Total Assets                            $595,619,904    $558,003,412   $562,441,589


(The accompanying notes are an integral part of these statements)



                                                     (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY            June 30,          July 1,        Dec. 31,
 CURRENT LIABILITIES                              2001             2000           2000
  Notes Payable to Banks                    $          --     $ 16,075,000  $         --
  Accounts Payable                             11,226,230       13,824,753    10,296,197
  Dividends Payable                             3,535,583        3,467,253     3,436,103
  Accrued Liabilities                          32,034,335       32,521,967    33,336,341
  Income Taxes Payable                         23,388,941       10,610,010    10,377,643
    Total Current Liabilities                  70,185,089       76,498,983    57,446,284

 NON-CURRENT LIABILITIES

  Industrial Development Bonds                  7,500,000        7,500,000     7,500,000
  Post Retirement Benefits                      7,226,054        6,726,792     6,956,094
  Deferred Compensation and Other Liabilities  19,328,032       19,986,590    19,421,338
  Deferred Income Taxes                        12,433,628        9,415,150    12,422,248
    Total Non-Current Liabilities              46,487,714       43,628,532    46,299,680

 SHAREHOLDERS' EQUITY

  Common Stock, $.69-4/9 par value-
   120,000,000 shares authorized
   34,030,578, 33,432,980 & 32,985,805
   respectively, issued                        23,632,145       23,217,144    22,906,603
  Class B Common Stock, $.69-4/9 par value-
   40,000,000 shares authorized
   16,477,744, 16,099,209 & 16,056,384
   respectively, issued                        11,442,780       11,179,908    11,150,174
  Capital in Excess of Par Value              325,878,304      275,362,049   256,698,004
  Retained Earnings                           129,004,320      139,981,837   180,123,036
  Accumulated Other Comprehensive Earnings     (9,019,045)      (9,873,638)  (10,190,789)
  Treasury Stock (at cost)-
   53,045, 53,045 & 53,045, shares
   respectively                                (1,991,403)      (1,991,403)   (1,991,403)
    Total Shareholders' Equity                478,947,101      437,875,897   458,695,625
    Total Liabilities and
      Shareholders' Equity                   $595,619,904     $558,003,412  $562,441,589


                               TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF
                          EARNINGS, COMPREHENSIVE EARNINGS AND RETAINED EARNINGS (NOTE 1)
                                                (UNAUDITED)

                                                   13 Weeks Ended                     26 Weeks Ended
                                         June 30, 2001  &  July  1, 2000  June 30, 2001  &  July  1, 2000
NET SALES (Note 2)                        $ 86,882,146     $ 90,376,428    $169,503,347     $168,391,237
Cost of Goods Sold                          43,364,838       42,167,153      83,028,388       79,115,158

  Gross Margin                              43,517,308       48,209,275      86,474,959       89,276,079

Selling, Marketing & Administrative Expense 24,379,747       24,707,493      48,582,071       46,916,912
Amortization of Intangible Assets              944,579          876,537       1,889,158        1,608,621
  Earnings from Operations                  18,192,982       22,625,245      36,003,730       40,750,546
Other Income, Net                            3,107,859        1,797,354       4,374,977        4,050,172

  Earnings before Income Taxes              21,300,841       24,422,599      40,378,707       44,800,718
Provision for Income Taxes                   7,399,000        8,771,000      14,092,000       16,086,000
Net Earnings (Note 5)                     $ 13,901,841     $ 15,651,599    $ 26,286,707     $ 28,714,718

Net Earnings                              $ 13,901,841     $ 15,651,599    $ 26,286,707     $ 28,714,718
Other Comprehensive Earnings, Net of Tax       799,882       (1,649,779)      1,171,744         (933,371)
Comprehensive Earnings                    $ 14,701,723     $ 14,001,820    $ 27,458,451     $ 27,781,347

Retained Earnings at Beginning of Period  $118,634,349     $127,793,886    $180,123,036     $158,619,140
  Net Earnings                              13,901,841       15,651,599      26,286,707       28,714,718
  Cash Dividends                            (3,531,870)      (3,463,648)     (6,961,218)      (6,468,866)
  Stock Dividends - 3%                              --               --     (70,444,205)     (40,883,155)

Retained Earnings at End of Period        $129,004,320     $139,981,837    $129,004,320     $139,981,837

  Net Earnings per Share (Note 3)              $ .28            $ .31           $ .52           $ .56
  Dividends per Share *                        $ .07            $ .07           $ .14           $ .1325
Average Number of Shares Outstanding
  (Notes 3 & 4)                             50,455,277       50,945,277      50,455,277       51,088,263

*Does not include 3% Stock Dividend to Shareholders of Record on 3/06/01 and 3/07/00.

(The accompanying notes are an integral part of the statements)


                         TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	(UNAUDITED)
                                                        26 Weeks Ended
                                               June 30, 2001   &   July 1, 2000
   CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                  $26,286,707      $28,714,718
   Adjustments to reconcile net earnings to
    net cash provided by (used in)
    operating activities:
     Depreciation and amortization                 8,028,639        6,313,296

    (Increase) decrease in assets:
      Accounts receivable                          1,221,848       (4,758,065)
      Other receivables                           (2,007,547)       2,759,653
      Inventories                                (24,865,587)     (29,222,095)
      Prepaid expenses and other assets          (12,139,575)      (6,952,058)

     Increase (decrease) in liabilities:
      Accounts payable and accrued liabilities      (450,382)         999,229
      Income taxes payable and deferred           13,093,514        2,182,023
      Postretirement health care and life
       insurance benefits                            269,960          169,932
      Deferred compensation and other liabilities    (93,306)         902,085
      Other                                           50,731         (278,870)

   Net cash provided by operating activities       9,395,002          829,848

   CASH FLOWS FROM INVESTING ACTIVITIES:
     Business acquisitions acquired, net of
      cash and cash equivalents                           --      (74,293,419)
     Capital expenditures                         (8,237,134)      (7,609,113)
     Purchase of held to maturity securities     (65,927,977)     (97,991,933)
     Maturity of held to maturity securities      69,119,391      109,931,588
     Purchase of available for sale securities   (37,839,581)     (46,837,375)
     Sale and maturity of available for
      sale securities                             47,791,461       52,105,208
   Net cash provided by (used in)
      investing activities                         4,906,160      (64,695,044)

   CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of notes payable                            --       38,775,000
     Repayment of notes payable                           --      (22,700,000)
     Shares repurchased and retired                       --      (13,940,329)
     Dividends paid in cash                       (7,107,495)      (6,179,398)

   Net cash used in financing activities          (7,107,495)      (4,044,727)

   Increase (decrease) in cash & cash equivalents  7,193,667      (67,909,923)
   Cash and cash equivalents-beginning of year    60,882,142       88,503,731

   Cash and cash equivalents-end of quarter      $68,075,809      $20,593,808
   Supplemental cash flow information:
     Income taxes paid                           $ 1,293,000      $13,806,000

     Interest paid                               $   470,000      $   429,000

(The accompanying notes are an integral part of the statements)




          TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001
                              (UNAUDITED)

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


Note 2 - The Company's unshipped orders at June 30, 2001 amounted to
         $62,560,000.


Note 3 - Based on Average Shares outstanding adjusted for Stock
         Dividends.


Note 4 - Includes 3% stock dividends distributed on April 18, 2001 and April 19, 2000.

Note 5 - Results of operations for the period ended June 30, 2001 are not necessarily indicative of results to be expected for the year to end December 31, 2001 because of the seasonal nature of the Company's operations. Historically, the Third Quarter has been the Company's largest sales quarter due to Halloween sales.

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

         The Company utilizes commodity futures contracts to manage variability in cash flows associated with certain commodities (primarily sugar). Commodity futures contracts are entered into for varying periods and are intended and effective as hedges of market price risks associated with the anticipated purchase of raw materials. To qualify as a hedge, the Company evaluates the the nature and relationships between the hedging instrument and hedged items, as well as its risk-management objectives, strategies for undertaking the various hedge transactions and method of assessing hedge effectiveness. In addition, the significant characteristics and expected terms of the anticip-ated transaction must be specifically identified and it must be probable that the anticipated transaction will occur. If the anticipated transaction were not to occur, the gain or loss would be recognized in earnings currently. Financial instru-ments qualifying for hedge accounting must maintain a high correlation between the hedging instrument and the item being hedged, both at inception and throughout the hedged period. The Company does not engage in trading or other speculative use of derivative instruments. In entering into these contracts, the Company has assumed the risk that might arise from the possible inability of counterparties to meet the terms of their con-tracts. The Company does not expect any losses as a result of counterparty defaults.

         During the quarter ended June 30, 2001, accumulated other comprehensive earnings decreased by $139,000 due to hedging transactions, and decreased by $104,000 as a result of the net amount reclassified to the consolidated statement of earnings, comprehensive earnings and retained earnings. As of June 30, 2001, $120,000 of deferred net gains on derivative instruments accumulated in other comprehensive earnings are expected to be reclassified to earnings during the next twelve months.

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



         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. This statement requires that amortization be ceased on all indefinite-lived intangible assets and goodwill, with impairment tests being performed on an annual basis. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001, thus, the Company will adopt SFAS 142 on January 1, 2002. Management is currently assessing the impact of the adoption of this statement.














































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

NET SALES:
                                                  Second Quarter, 2001
                 Second Quarter                           vs.
               2001          2000     	           Second Quarter, 2000
           $86,882,146	    $90,376,428	                  -3.9%

                                                    First Half, 2001
                   First Half                             vs.
               2001          2000     	             First Half, 2000
           $169,503,347    $168,391,237	             +0.7%


Second Quarter 2001 net sales of $86,882,000, were down 3.9% from Second
Quarter 2000 net sales of $90,376,000. First Half 2001 net sales of $169,503,000 were up 0.7% from First Half 2000 net sales of $168,391,000.
Although second quarter sales were off slightly from the prior year quarterly period, first half 2001 sales set a new record compared to the first half 2000 previous record. The slowing economy and increased competitive pressures affected both the first quarter and half 2001 sales results. The sales increase in the first half was attained principally from brands aquired in 2000.


Second Quarter 2001 net sales of $86,882,000 were up 5.2% from First Quarter 2001 net sales of $82,621,000. This is not considered unusual as the First Quarter of the year is historically the Company's lowest sales quarter.












COST OF SALES:
                                                    Cost of Sales as a
           Second Quarter      	                 Percentage of Net Sales
          2001           2000                   2nd Qtr. 2001  2nd Qtr. 2000
      $43,364,838    $42,167,153	                   49.9%          46.7%

                                                    Cost of Sales as a
             First Half        	                 Percentage of Net Sales
          2001           2000                   1st Half 2001  1st Half 2000
      $83,028,388    $79,115,158	                   49.0%          47.0%


Cost of sales as a percentage of net sales increased from 46.7% in the Second Quarter 2000 to 49.9% in the Second Quarter 2001. First Half cost of sales also increased from 47.0% to 49.0% in 2001. These increases are the result of changes in the sales and product mix, lower profit margins of the acquired brands, and higher plant overhead costs including increased energy costs.

NET EARNINGS:
                                                Second Quarter, 2001
           Second Quarter      	                      vs.
          2001            2000   	               Second Quarter, 2000
      $13,901,841      $15,651,599                   -11.2%

                                                  First Half, 2001
             First Half        	                      vs
          2001           2000                     First Half, 2000
      $26,286,707    $28,714,718	                     -8.5%


Second quarter net earnings were $13,902,000, compared to $15,652,000 in the Second Quarter 2000. Second Quarter 2001 earnings per share were $.28, a decrease of $.03 or 9.7% from Second Quarter 2000 earnings per share of $.31. First Half 2001 net earnings were $26,287,000 compared to the prior year's First Half 2000 net earnings of $28,715,000. First Half 2001 earnings per share of $.52 decreased $.04 or 7.1% from First Half 2000 earnings per share of $.56.

Second Quarter earnings from operations were $18,193,000 and $22,625,000 in 2001 and 2000 respectively, a decline of $4,432,000 or 19.6% . This decrease reflects the effects of lower sales and gross margins as explained above, coupled with higher distribution and delivery expenses relating to higher fuel costs, and higher trade promotion spending and customer dedutions. These factors also had an adverse impact on the First Half 2001 operating earnings.

Other Income, Net, was $3,108,000 and $1,798,000 in the Second Quarter 2001 and 2000, respectively, an increase of $1,310,000. This increase reflects $1,003,000 of increased investment capital gains.

Second Quarter 2001 net earnings of $13,902,000 increased $1,517,000 or 12.2% from First Quarter 2001 net earnings of $12,385,000. This increase principally reflects increased investment income and investment capital gains.







The consolidated effective income tax rate favorably decreased from 35.9% in the First Half of 2000 to 34.9% in the First Half of 2001. This improvement generally reflects increased tax-free investment income as well as some reduction in state income taxes.


LIQUIDITY AND CAPITAL RESOURCES:

The Company's current ratio (current assets divided by current liabilities) is 3.1 to 1 as of the end of the Second Quarter 2001 as compared to 2.5 to 1 as of the Second Quarter 2000 and 3.5 to 1 as of the Fourth Quarter 2000. Net Working Capital was $147,016,000 as of the end of the Second Quarter 2001 as compared to $117,868,000 as of the Second Quarter 2000 and $145,764,000 at the end of the Fourth Quarter 2000. Net cash provided by operating activities was $9,395,000 for the Quarter ended June 30, 2001 compare to $829,848 for the Quarter ended July 1, 2000. The change primarily reflects lower inventory and accounts receivable levels and a change in the timing of the funding of certain medical benefit costs and tax liabilities. Capital expenditures for 2001 are anticipated to be generally in line with historical spending and are to be funded from the Company's cash flow from operations and internal sources.

Debt securities that matured during the quarters ended June 30, 2001 and July 1,2000 were replaced with debt securities of similar maturities.


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

                      TOOTSIE ROLL INDUSTRIES, INC
                             AND SUBSIDIARIES

Item 4.  Submission of Matters to a Vote of Security-Holders

At the Annual Meeting of Shareholders of the Company, held on May 7, 2001, the following number of votes were cast for the matters indicated:

1. For the election of five Directors of the Company by the holders of Common Shares and Class B Common Shares voting together:
                                                                        Broker
    Nominee                     For          Withheld      Abstain     Non-vote
Melvin J. Gordon              185,039,312     1,289,088      -0-          -0-

Ellen R. Gordon               185,022,095     1,306,305      -0-          -0-

Lana Jane Lewis-Brent         186,181,945       146,455      -0-          -0-

Charles W. Siebert            186,157,148       171,252      -0-          -0-

Richard P. Bergeman           186,205,550       122,850      -0-          -0-


2. Proposal to approve the Tootsie Roll Industries, Inc. 2001 Bonus Incentive Plan:

                                For          Withheld      Abstain     Non-vote
Common Shares and Class B
Common Shares voting together 183,630,220     2,393,234      -0-          -0-


3. Proposal to ratify the appointment of PricewaterhouseCoopers LLP as auditors for the fiscal year 2001:

                                                                         Broker
                                For          Withheld      Abstain     Non-vote
Common Shares and Class B
Common Shares voting together 183,960,706     2,299,918     67,716        -0-

No other matters were submitted to a vote by ballot at the 2001 Annual Meeting.


Item 6. Form 8-K was not required to be filed during the Second Quarter of 2001.

         Sales of unregistered Securities - None.


                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TOOTSIE ROLL INDUSTRIES, INC.



Date: July 23, 2001                 BY:
                                        Melvin J. Gordon
                                        Chairman of the Board



                                    BY:
                                       G. Howard Ember
                                       Vice President - Finance