Form 10-Q
period 2001-09-29
TOOTSIE ROLL INDUSTRIES INC
filed 2001-11-09
CIK 98677

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 Form 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 29, 2001  Commission File Number   1 - 1361



                      TOOTSIE ROLL INDUSTRIES, INC.

            (Exact name of registrant as specified in its charter)


                VIRGINIA                          22 - 1318955

     (State or other jurisdiction of         (I.R.S. Employer
      incorporation or organization)          Identification Number)


         7401 South Cicero Avenue
         Chicago, Illinois                          60629
     (Address of principal executive offices)     (Zip Code)


Registrant's telephone number, including area code    (773) 838 - 3400



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


                                                  Yes  X           No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practible date.

               Class                              Outstanding
     Common Stock, $.69 4/9 par value              34,039,257
     Class B Common Stock, $.69 4/9 par value      16,469,065



TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES



SEPTEMBER 29, 2001



I N D E X



Part I - Financial Information

                                                         Page No


    Financial Statements:

         Consolidated Statements of Financial Position         2

         Consolidated Statements of Earnings, Comprehensive
          Earnings and Retained Earnings                       3

         Consolidated Statements of Cash Flows                 4

         Notes to Consolidated Financial Statements            5

         Management's Discussion and Analysis of
          Financial Condition and Results of Operations        6


Part II - Other Information

         Other Information                                     7

         Signatures                                            7


                              PART I - FINANCIAL INFORMATION
                        TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                                     (UNAUDITED)
ASSETS                                         Sept. 29,      Sept. 30,       Dec. 31,
 CURRENT ASSETS                                   2001          2000            2000
  Cash & Cash Equivalents                   $ 76,596,668    $ 26,987,031   $ 60,882,142
  Investments                                 50,844,943      67,580,914     71,605,091
  Trade Accounts Receivable,
   Less Allowances of
   $3,181,000, $3,363,000 & $2,147,000        80,036,328      78,096,019     23,567,411
  Other Receivables                            4,003,135       2,029,844      1,229,701
  Inventories, at Cost
   (Last-in,First-out):
   Finished Goods & Work in Process           29,152,649      28,707,521     24,984,361
   Raw Material & Supplies                    15,916,532      13,791,673     16,906,199
  Prepaid Expenses                             8,833,340       5,281,356      2,684,738
  Deferred Income Taxes                        1,351,000       2,069,000      1,351,000

   Total Current Assets                      266,734,595     224,543,358    203,210,643

 PROPERTY, PLANT & EQUIPMENT,
(at cost)
  Land                                         8,358,060       8,340,160      8,327,400
  Buildings                                   37,214,057      32,622,229     36,936,658
  Machinery & Equipment                      193,952,769     183,451,767    183,858,538
                                             239,524,886     224,414,156    229,122,596
 Less-Accumulated Depreciation               106,840,003      95,641,646     98,004,162
                                             132,684,883     128,772,510    131,118,434

OTHER ASSETS

  Intangible Assets, net of Accumulated
   Amortization of $29,750,000, $26,098,000 &
   $26,917,000                               118,443,991     122,081,549    121,262,726
  Investments                                 72,056,132      64,260,579     62,548,257
  Cash Surrender Value of Life Insurance and
   Other Assets                               50,994,112      44,032,039     44,301,529
                                             241,494,235     230,374,167    228,112,512

    Total Assets                            $640,913,713    $583,690,035   $562,441,589

(The accompanying notes are an integral part of these statements)


                                                     (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY           Sept. 29,        Sept. 30,       Dec. 31,
 CURRENT LIABILITIES                              2001             2000           2000
  Accounts Payable                          $  13,493,532     $ 18,277,970  $ 10,296,197
  Dividends Payable                             3,535,583        3,451,853     3,436,103
  Accrued Liabilities                          40,199,269       41,613,647    33,336,341
  Income Taxes Payable                         36,681,835       20,248,583    10,377,643
    Total Current Liabilities                  93,910,219       83,592,053    57,446,284

 NON-CURRENT LIABILITIES

  Industrial Development Bonds                  7,500,000        7,500,000     7,500,000
  Post Retirement Benefits                      7,344,084        6,727,941     6,956,094
  Deferred Compensation and Other Liabilities  18,717,137       20,548,272    19,421,338
  Deferred Income Taxes                        12,226,048        9,521,250    12,422,248
    Total Non-Current Liabilities              45,787,269       44,297,463    46,299,680

 SHAREHOLDERS' EQUITY

  Common Stock, $.69-4/9 par value-
   120,000,000 shares authorized
   34,039,257, 33,181,053 & 32,985,805
   respectively, issued                        23,638,172       23,042,191    22,906,603
  Class B Common Stock, $.69-4/9 par value-
   40,000,000 shares authorized
   16,469,065, 16,075,136 & 16,056,384
   respectively, issued                        11,436,753       11,163,196    11,150,174
  Capital in Excess of Par Value              325,878,304      264,740,799   256,698,004
  Retained Earnings                           152,482,948      168,047,585   180,123,036
  Accumulated Other Comprehensive Earnings    (10,228,549)      (9,201,849)  (10,190,789)
  Treasury Stock (at cost)-
   53,045, 53,045 & 53,045 shares,
   respectively                                (1,991,403)      (1,991,403)   (1,991,403)
    Total Shareholders' Equity                501,216,225      455,800,519   458,695,625
    Total Liabilities and
      Shareholders' Equity                   $640,913,713     $583,690,035  $562,441,589


                               TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF
                          EARNINGS, COMPREHENSIVE EARNINGS AND RETAINED EARNINGS (NOTE 1)
                                                (UNAUDITED)

                                                   13 Weeks Ended                     39 Weeks Ended
                                         Sept. 29, 2001 &  Sept. 30, 2000  Sept 29, 2001 &  Sept 30, 2000
NET SALES (Note 2)                        $158,780,862     $165,873,251    $328,284,209     $334,264,488
Cost of Goods Sold                          82,476,398       82,647,914     165,504,786      161,763,072

  Gross Margin                              76,304,464       83,225,337     162,779,423      172,501,416

Selling, Marketing & Administrative Expense 35,010,079       34,640,850      83,592,150       81,557,762
Amortization of Intangible Assets              944,578          992,063       2,833,736        2,600,684
  Earnings from Operations                  40,349,807       47,592,424      76,353,537       88,342,970
Other Income, Net                            1,142,690        1,332,572       5,517,667        5,382,744

  Earnings before Income Taxes              41,492,497       48,924,996      81,871,204       93,725,714
Provision for Income Taxes                  14,482,000       17,411,000      28,574,000       33,497,000
Net Earnings (Note 5)                     $ 27,010,497     $ 31,513,996    $ 53,297,204     $ 60,228,714

Net Earnings                              $ 27,010,497     $ 31,513,996    $ 53,297,204     $ 60,228,714
Other Comprehensive Earnings, Net of Tax    (1,209,504)         671,789         (37,760)        (261,582)
Comprehensive Earnings                    $ 25,800,993     $ 32,185,785    $ 53,259,444     $ 59,967,132

Retained Earnings at Beginning of Period  $129,004,320     $139,981,837    $180,123,036     $158,619,140
  Net Earnings                              27,010,497       31,513,996      53,297,204       60,228,714
  Cash Dividends                            (3,531,869)      (3,448,248)    (10,493,087)      (9,917,114)
  Stock Dividends - 3%                              --               --     (70,444,205)     (40,883,155)

Retained Earnings at End of Period        $152,482,948     $168,047,585    $152,482,948     $168,047,585

  Net Earnings per Share (Note 3)              $ .54            $ .62           $1.06           $1.18
  Dividends per Share *                        $ .07            $ .07           $ .21           $ .2025
Average Number of Shares Outstanding
  (Notes 3 & 4)                             50,455,277       50,876,277      50,455,277       51,017,767

*Does not include 3% Stock Dividend to Shareholders of Record on 3/06/01 and 3/07/00.
(The accompanying notes are an integral part of the statements)


                         TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	(UNAUDITED)
                                                        39 Weeks Ended
                                               Sept. 29, 2001  &  Sept. 30, 2000
   CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                  $53,297,204      $60,228,714
   Adjustments to reconcile net earnings to
    net cash provided by (used in)
    operating activities:
     Depreciation and amortization                11,669,819        9,852,682
     Gain on disposal of equipment                                     11,750

    (Increase) decrease in assets:
      Accounts receivable                        (56,393,550)     (59,054,295)
      Other receivables                           (2,730,466)       3,686,306
      Inventories                                 (3,090,120)      (1,428,575)
      Prepaid expenses and other assets          (13,233,910)     (13,676,631)

     Increase (decrease) in liabilities:
      Accounts payable and accrued liabilities    10,031,436       14,497,492
      Income taxes payable and deferred           26,122,697       11,967,848
      Postretirement health care and life
       insurance benefits                            387,990          171,081
      Deferred compensation and other liabilities   (704,201)       1,463,767
      Other                                           13,194            1,411

   Net cash provided by operating activities      25,370,093       27,721,550

   CASH FLOWS FROM INVESTING ACTIVITIES:
     Business acquisitions acquired, net of
      cash and cash equivalents                           --      (74,293,419)
     Capital expenditures                        (10,268,476)     (10,919,299)
     Purchase of held to maturity securities    (140,392,471)    (101,547,876)
     Maturity of held to maturity securities     140,665,130      127,124,081
     Purchase of available for sale securities   (50,870,031)     (62,965,414)
     Sale of available for sale securities        61,849,645       67,759,967
   Net cash provided by (used in)
      investing activities                           983,797      (54,841,960)

   CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of notes payable                            --       43,625,000
     Repayment of notes payable                           --      (43,625,000)
     Shares repurchased and retired                       --      (24,753 244)
     Dividends paid in cash                      (10,639,364)      (9,643,046)

   Net cash used in financing activities         (10,639,364)     (34,396,290)

   Increase (decrease) in cash & cash equivalents 15,714,526      (61,516,700)
   Cash and cash equivalents-beginning of year    60,882,142       88,503,731

   Cash and cash equivalents-end of quarter      $76,596,668      $26,987,031
   Supplemental cash flow information:
     Income taxes paid                           $ 2,558,000      $21,012,000

     Interest paid                               $   694,000      $   905,000

(The accompanying notes are an integral part of the statements)

           TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 29, 2001
                              (UNAUDITED)


Note 1 - Foregoing data has been prepared from the unaudited financial records of the Company and in the opinion of Management, all adjustments necessary for a fair statement of the results for the interim period have been reflected. All adjustments were of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's 2000 Annual Report on Form 10-K.


Note 2 - The Company's unshipped orders at September 29, 2001 amounted to $35,500,000 and $35,900,000 at September 30, 2000.


Note 3 - Based on Average Shares outstanding adjusted for Stock
         Dividends.


Note 4 - Includes 3% stock dividends distributed on April 18, 2001 and April 19, 2000.

Note 5 - Results of operations for the period ended September 29, 2001 are not necessarily indicative of results to be expected for the year to end December 31, 2001 because of the seasonal nature of the Company's operations. Historically, the Third Quarter has been the Company's largest sales quarter due to Halloween sales.

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

Note 7 - Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" and its related amendment, Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These standards require that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value.
         Changes in the fair value of derivatives are recorded each period in earnings or accumulated other comprehensive earnings, depending on whether a derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive earnings are reclassified as earnings in the periods in which earnings are affected by the hedged item. The adoption of these new standards did not affect net earnings and increased comprehen-sive earnings by $229,000, net of income taxes, as of January 1, 2001.

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

         The company uses foreign exchange contracts to hedge the impact of foreign currency fluctuations on certain committed capital expenditures. Upon payment of each commitment, the underlying contract is closed and the corresponding gain or loss is included in the measurement of the cost of the acquired asset.

         During the quarter ended September 29, 2001, accumulated other comprehensive earnings decreased by $26,000 due to hedging transactions, and increased by $57,000 as a result of the net amount reclassified to the consolidated statement of earnings, comprehensive earnings and retained earnings. As of September 29, 2001, $69,000 of deferred net gains on derivative instruments accumulated in other comprehensive earnings are expected to be reclassified to earnings during the next twelve months.










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

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations". This standard prohibits the use of pooling-of-interest method of accounting for business combinations initiated after June 30, 2001 and applies to all business combinations accounted for under the purchase method that are completed after June 30, 2001. The standard also requires that identifiable intangible assets shall be recognized as assets apart from goodwill. The Company does not expect that implemen-tation of this standard will have a significant impact on its financial statements.

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." This statement requires that amortization be ceased on all indefinite-lived intangible assets and goodwill, with impairment tests being performed on an annual basis. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001, thus, the Company will adopt SFAS 142 on January 1, 2002. Management is currently assessing the impact of the adoption of this statement.

         In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The objectives of SFAS 144 are to address signifi-cant issues relating to the implementation of FASB Statement No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and to develop a single accounting model, based on the framework established in SFAS 121, for long-lived assets to disposed of by sale, whether previously held and used or newly acquired. Generally, the provisions of SFAS 144 are effective for financial statements issued for (1) fiscal years beginning after December 15, 2001 and
         (2) interim periods within those fiscal years. The Company does not expect the implementation of this standard will have a significant impact on our financial statements.





                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management's discussion of the Company's operating results and analysis of factors which have affected the accompanying Statement of Earnings.

This discussion, the information contained in the preceding notes to the finan-cial statements and the information contained in "Quantitative and Qualitative Disclosures About Market Risk," contain certain forward-looking statements that are based largely on the Company's current expectations. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements. Such risks, trends and uncertainties, which in some instances are beyond the Company's control, include changes in demand and consumer preferences; raw material prices; competition; the effect of acquisitions on the Company's results of operations and financial condition; the Company's reliance on third-party vendors for various services; and changes in the confectionary environment including action taken by major retailers and customer accounts, and consumer candy purchases and resulting retailer sell-throughs during the Halloween buying season. The words "believe," "expect," "anticipate," "estimate," "intend" and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are as of the date of this filing.

NET SALES:
                                        	       Third  Quarter, 2001
                  Third  Quarter                           vs.
               2001            2000    	       Third  Quarter, 2000
           $158,780,862    $165,873,251	             - 4.3%

                                                     Nine Months, 2001
                    Nine Months                            vs.
               2001            2000   	              Nine Months, 2000
           $328,284,209    $334,264,488	             - 1.8%


Third Quarter 2001 net sales of $158,781,000 were down 4.3% from Third Quarter 2000 net sales of $165,873,000. Nine Months 2001 net sales of $328,284,000 were down 1.8% from Nine Months 2000 net sales of $334,264,000.
The slowing economy and increased competitive pressures affected both the Third Quarter and Nine Months 2001 sales results. Declining consumer confidence and slowdown in consumer spending in the retail sector contributed to the softness in the Company's Third Quarter and Nine Months 2001 sales results.


Third Quarter 2001 net sales of $158,781,000 were up 82.8% from Second Quarter 2001 net sales of $86,882,000. Historically, the Third Quarter includes pre-Halloween sales and is the Company's largest quarterly sales period of the year.







COST OF SALES:
                                                    Cost of Sales as a
           Third  Quarter      	                 Percentage of Net Sales
          2001           2000                   3rd Qtr. 2001  3rd Qtr. 2000
      $82,476,398    $82,647,914	                   51.9%          49.8%

                                                    Cost of Sales as a
            Nine Months        	                 Percentage of Net Sales
          2001           2000                 Nine Months 2001  Nine Months 2000
     $165,504,786    $161,763,072                   50.4%          48.4%


Cost of sales as a percentage of net sales increased from 49.8% in the Third Quarter 2000 to 51.9% in the Third Quarter 2001. Nine Months cost of sales also increased from 48.4% to 50.4% in 2001. These increases are the result of changes in the sales and product mix, lower profit margins of the acquired brands, and higher overhead costs from multiple plant locations including increased energy costs. In addition, inventory adjustments of a nonrecurring nature increased Third Quarter 2001 cost of sales by $1,100,000.

NET EARNINGS:
                                                Third  Quarter, 2001
           Third  Quarter      	                      vs.
          2001            2000   	          Third  Quarter, 2000
      $27,010,497      $31,513,996                   -14.3%

                                                  Nine Months, 2001
            Nine Months        	                      vs
          2001           2000                     Nine Months, 2000
      $53,297,204    $60,228,714	                    -11.5%


Third Quarter net earnings were $27,010,000, compared to $31,514,000 in the Third Quarter 2000. Third Quarter 2001 earnings per share were $.54, a decrease of $.08 or 12.9% from Third Quarter 2000 earnings per share of $.62. Nine Months 2001 net earnings were $53,297,000 compared to the prior year's Nine Months 2000 net earnings of $60,229,000. Nine months 2001 earnings per share of $1.06 decreased $.12 or 10.2% from Nine Months 2000 earnings per share of $1.18.

Third Quarter earnings from operations were $40,350,000 and $47,592,000 in 2001 and 2000 respectively, a decline of $7,242,000 or 15.2% . This decrease reflects the effects of lower sales and gross margins as explained above, coupled with higher distribution and delivery expenses relating to higher fuel costs, and higher trade promotion spending and customer dedutions. These factors also had an adverse impact on the Nine Months 2001 operating earnings.

Other Income, Net, was $1,143,000 and $1,333,000 in the Third Quarter 2001 and 2000, respectively, a decrease of $190,000. This decrease represents lower net investment income from dividends and interest.

Third Quarter 2001 net earnings of $27,010,000 increased $13,108,000 or 94.3% from Second Quarter 2001 net earnings of $13,902,000. As discussed above, the Third Quarter has historically been the Company's largest sales and earnings period because of pre-Halloween sales.





The consolidated effective income tax rate favorably decreased from 35.74% in the Nine Months of 2000 to 34.9% in the Nine Months of 2001. This improvement generally reflects increased tax-free investment income as well as some reduction in state income taxes.


LIQUIDITY AND CAPITAL RESOURCES:

The Company's current ratio (current assets divided by current liabilities)
is 2.8 to 1 as of the end of the Third Quarter 2001 as compared to 2.7 to 1 as of the Third Quarter 2000 and 3.5 to 1 as of the Fourth Quarter 2000. Net Working Capital was $172,824,000 as of the end of the Third Quarter 2001 as compared to $140,951,000 as of the Third Quarter 2000 and $145,764,000 at the end of the Fourth Quarter 2000. Net cash provided by operating activities was $25,370,000 for the 39 weeks ended Sept. 29, 2001 compared to $27,722,000 for the Quarter ended Sept. 30, 2000. The change primarily reflects lower net income partially offset by a change in the timing of the funding of certain medical benefit costs and tax liabilities. Capital expenditures for 2001 are anticipated to be generally in line with historical spending and are to be funded from the Company's cash flow from operations and internal sources.

Debt securities that matured during the quarters ended September 29, 2001 and September 30, 2000 were replaced with debt securities of similar maturities.


QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK:

The Company is exposed to various market risks, including fluctuations in sugar,corn, edible oils, cocoa and packaging costs. The Company also invests in securities with maturities of up to three years, the majority of which are held to maturity, which limits the Company's exposure to interest rate fluctu-ations. There has been no material change in the Company's market risks that would significantly affect the disclosures made in the Form 10-K for the year ended December 31, 2000.


















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






                                    TOOTSIE ROLL INDUSTRIES, INC.


Date: November 7, 2001              BY:
                                        Melvin J. Gordon
                                        Chairman of the Board


                                    BY:
                                       G. Howard Ember
                                       Vice President - Finance