Form 10-K
period 2001-12-31
TOOTSIE ROLL INDUSTRIES INC
filed 2002-03-28
CIK 98677

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 1-1361

TOOTSIE ROLL INDUSTRIES, INC.
(Exact name of Registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	22-1318955 (IRS Employer Identification No.)
7401 South Cicero Avenue, Chicago, Illinois (Address of principal executive offices)	60629 (Zip Code)

Registrant's Telephone Number: (773) 838-3400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock—Par Value $.69 4/9 Per Share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
Class B Common Stock—Par Value $.69 4/9 Per Share

        Indicate by check mark whether the registrant: (1)[nb]has filed all reports required to be filed by Section 13 or 15(d)[nb]of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)[nb]has been subject to such filing requirements for the past 90 days.

Yes ☒                  No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐

As of March 5, 2002, 33,884,046 shares of Common Stock, par value $.69 4/9 per share, were outstanding and the aggregate market value of the Common Stock (based upon the closing price of the stock on the New York Stock Exchange on such date) held by non-affiliates was approximately $841,250,336. As of March 5, 2002, 16,304,276 shares of Class B Common Stock, par value $.69 4/9 per share, were outstanding. Class B Common Stock is not traded on any exchange, is restricted as to transfer or other disposition, but is convertible into Common Stock on a share-for-share basis. Upon such conversion, the resulting shares of Common Stock are freely transferable and publicly traded. Assuming all 16,304,276 shares of outstanding Class B Common Stock were converted into Common Stock, the aggregate market value of Common Stock held by non-affiliates on March 5, 2002 (based upon the closing price of the stock on the New York Stock Exchange on such date) would have been approximately $893,438,434. Determination of stock ownership by non-affiliates was made solely for the purpose of this requirement, and the Registrant is not bound by these determinations for any other purpose.

DOCUMENTS INCORPORATED BY REFERENCE

        1.    Portions of the Company's Annual Report to Shareholders for the year ended December 31, 2001 (the "2001 Report") are incorporated by reference in Parts I and II of this report.

        2.    Portions of the Company's Definitive Proxy Statement for the Company's 2002 Annual Meeting of Shareholders (the "2002 Proxy Statement") are incorporated by reference in Part III of this report.

-i-

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

        The Company has advertised nationally for many years. Although nearly all advertising media have been used at one time or another, at present most of the Company's advertising expenditures are for commercials aired on network and syndicated television and cable television in major markets throughout the country.

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

        The Company did not have a material backlog of firm orders at the end of the calendar years 2000 or 2001.

        Packaging materials and ingredients used by the Company are readily obtainable from a number of suppliers at competitive prices. Packaging material costs, including films, cartons, corrugated containers and waxed paper, were stable in 2001. The Company continues to seek competitive bids to leverage the high volume of annual purchases it makes of these items and to lower per unit costs. The Company has engaged in hedging transactions primarily in sugar and corn syrup and may do so in the future if and when advisable. From time to time the Company changes the size of certain of its products, which are usually sold at standard retail prices, to reflect significant changes in raw material costs.

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

        Revenues from a major customer aggregated approximately 16.9%, 17.8% and 17.9% of total net sales during the years ended December 31, 2001, 2000 and 1999, respectively.

        For a summary of sales, net earnings and assets of the Company by geographic area and additional information regarding the foreign subsidiaries of the Company, see Note 12 of the Notes to Consolidated Financial Statements on Page 15 of the Company's Annual Report to Shareholders for the year ended December 31, 2001 (the "2001 Report") and on Page 4 of the 2001 Report under the section entitled "International." Note 12 and the aforesaid section are incorporated herein by reference. Portions of the 2001 Report are filed as an exhibit to this report.

ITEM 2.    Properties.

        The Company owns its principal plant and offices which are located in Chicago, Illinois in a building consisting of approximately 2,225,000 square feet. The Company utilizes approximately 1,925,000 square feet for offices, manufacturing and warehousing facilities and leases, or has available to lease to third parties, approximately 300,000 square feet.

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

        The Company's other principal manufacturing facilities, all of which are owned, are:

Location	Square Feet (a)
New York, New York	60,000
Covington, Tennessee	685,000
Cambridge, Massachusetts	142,000
Delevan, Wisconsin	162,000
Mexico City, Mexico	90,000

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

ITEM 4.    Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of the Company's shareholders through the solicitation of proxies or otherwise during the fourth quarter of 2001.

ADDITIONAL ITEM.    Executive Officers of the Registrant.

        See the information on Executive Officers set forth in the table in Part III, Item 10, Page 6 of this report, which is incorporated herein by reference.

PART II

ITEM 5.    Market for Registrant's Common Equity and Related Stockholder Matters.

        The Company's Common Stock is traded on the New York Stock Exchange. The Company's Class B Common Stock is subject to restrictions on transferability and no market exists for such shares of Class B Common Stock. The Class B Common Stock is convertible at the option of the holder into shares of Common Stock on a share for share basis. As of March 5, 2002, there were approximately 6000 holders of record of Common and Class B Common Stock. For information on the market price of, and dividends paid with respect to, the Company's Common Stock, see the section entitled "2001-2000 Quarterly Summary of Tootsie Roll Industries, Inc. Stock Price and Dividends per Share" which appears on Page 16 of the 2001 Report. This section is incorporated herein by reference and filed as an exhibit to this report.

ITEM 6.    Selected Financial Data.

        See the section entitled "Five Year Summary of Earnings and Financial Highlights" which appears on Page 17 of the 2001 Report. This section is incorporated herein by reference and filed as an exhibit to this report.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        See the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Pages 5-7 of the 2001 Report. This section is incorporated herein by reference and filed as an exhibit to this report.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        See the section entitled "Quantitative and Qualitative Disclosure of Market Risk" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 7 of the 2001 Report. This section is incorporated herein by reference and filed as an exhibit to this report.

        See Note 1 of the Notes of Consolidated Financial Statements on Page 12 of the 2001 Report, which is incorporated herein by reference.

ITEM 8.    Financial Statements and Supplementary Data.

        The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 11, 2002, appearing on Pages 8-16 of the 2001 Report and the Quarterly Financial Data on Page 16 of the 2001 Report are incorporated by reference in this report. With the exception of the aforementioned information and the information incorporated in Items 1, 5, 6 and 7, the 2001 Report is not to be deemed filed as part of this report.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

PART III

ITEM 10.    Directors and Executive Officers of the Registrant.

        See the information with respect to the Directors of the Company which is set forth in the section entitled "Election of Directors" of the Company's Definitive Proxy Statement to be used in connection with the Company's 2002 Annual Meeting of Shareholders (the "2002 Proxy Statement"). Except for the last paragraph of this section relating to the compensation of Directors, this section is incorporated herein by reference. See the information in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's 2002 Proxy Statement, which section is incorporated herein by reference.

        The following table sets forth the information with respect to the executive officers of the Company:

Name	Position (1)	Age
Melvin J. Gordon*	Chairman of the Board and Chief Executive Officer (2)	82
Ellen R. Gordon*	President and Chief Operating Officer (2)	70
G. Howard Ember Jr.	Vice President/Finance	49
John W. Newlin Jr.	Vice President/Manufacturing	65
Thomas E. Corr	Vice President/Marketing and Sales	53
James M. Hunt	Vice President/Distribution	59
Barry P. Bowen	Treasurer	46

*
A member of the Board of Directors of the Company

(1)
All of the executive officers have served in the positions set forth in the table as their principal occupations for more than the past nine years. Mr. and Mrs. Gordon have also served as President and Vice President, respectively of HDI Investment Corp., a family investment company.

(2)
Melvin J. Gordon and Ellen R. Gordon are husband and wife.

ITEM 11.    Executive Compensation.

        See the information set forth in the section entitled "Executive Compensation and Other Information" of the Company's 2002 Proxy Statement. Except for the "Report on Executive Compensation" and "Performance Graph," this section of the 2002 Proxy Statement is incorporated herein by reference. See the last paragraph of the section entitled "Election of Directors" of the 2002 Proxy Statement, which paragraph is incorporated herein by reference.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management.

        For information with respect to the beneficial ownership of the Company's Common Stock and Class B Common Stock by the beneficial owners of more than 5% of said shares and by the management of the Company, see the sections entitled "Ownership of Common Stock and Class B Common Stock by Certain Beneficial Owners" and "Ownership of Common Stock and Class B Common Stock by Management" of the 2002 Proxy Statement. These sections of the 2002 Proxy Statement are incorporated herein by reference.

ITEM 13.    Certain Relationships and Related Transactions.

        None.

PART IV

ITEM 14.    Exhibits, Financial Statement Schedule and Reports on Form 8-K.

    (a)
    Financial Statements.

      The following financial statements and schedules are filed as part of this report:

    (1)
    Financial Statements (filed herewith as part of Exhibit 13):

      Report of Independent Accountants

      Consolidated Statements of Earnings, Comprehensive Earnings and Retained Earnings for the three years ended December 31, 2001

      Consolidated Statements of Cash Flows for the three years ended December 31, 2001

      Consolidated Statements of Financial Position at December 31, 2001 and 2000

      Notes to Consolidated Financial Statements

    (2)
    Financial Statement Schedule:

      Report of Independent Accountants on Financial Statement Schedule

      For the three years ended December 31, 2001—Valuation and Qualifying Accounts

      All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

    (3)
    Exhibits required by Item 601 of Regulation S-K:

      See Index to Exhibits which appears following Financial Schedule II.

      No reports on Form 8-K were filed during the quarter ended December 31, 2001.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Tootsie Roll Industries, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOOTSIE ROLL INDUSTRIES, INC.
By:	MELVIN J. GORDON Melvin J. Gordon, Chairman of the Board of Directors and Chief Executive Officer
Date:	March 22, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Melvin J. Gordon Melvin J. Gordon	Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)	March 22, 2002
Ellen R. Gordon Ellen R. Gordon	Director, President and Chief Operating Officer	March 22, 2002
Charles W. Seibert Charles W. Seibert	Director	March 22, 2002
Lana Jane Lewis-Brent Lana Jane Lewis-Brent	Director	March 22, 2002
Richard P. Bergeman	Director	March 22, 2002
G. Howard Ember Jr.	Vice President, Finance G. Howard Ember Jr. (principal financial officer and principal accounting officer)	March 22, 2002

REPORT OF INDEPENDENT ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of
Tootsie Roll Industries, Inc.

        Our audits of the consolidated financial statements referred to in our report dated February 11, 2002 appearing in the 2001 Annual Report to Shareholders of Tootsie Roll Industries, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Chicago, Illinois
February 11, 2002

TOOTSIE ROLL INDUSTRIES, INC.
AND SUBSIDIARY COMPANIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
DECEMBER 31, 2001, 2000 AND 1999

Description	Balance at beginning of year	Additions charged to costs and expenses	Deductions(1)	Balance at End of Year
2001:
Reserve for bad debts	$1,799,000	$364,678	$417,678	$1,746,000
Reserve for cash discounts	348,000	7,227,905	7,284,905	291,000

	$2,147,000	$7,592,583	$7,702,583	$2,037,000

2000:
Reserve for bad debts	$1,751,000	$298,228	$250,228	$1,799,000
Reserve for cash discounts	281,000	7,761,472	7,694,472	348,000

	$2,032,000	$8,059,700	$7,944,700	$2,147,000

1999:
Reserve for bad debts	$1,898,000	$275,289	$422,289	$1,751,000
Reserve for cash discounts	286,000	7,116,112	7,121,112	281,000

	$2,184,000	$7,391,401	$7,543,401	$2,032,000

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
13
The following items incorporated by reference herein from the Company's 2001 Annual Report to Shareholders for the year ended December 31, 2001 (the "2001 Report"), are filed as Exhibits to this report:
    (i)
    Information under the section entitled "International" set forth on Page 4 of the 2001 Report;

    (ii)
    Information under the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth on Pages 5-7 of the 2001 Report;

    (iii)
    Consolidated Statement of Earnings, Comprehensive Earnings and Retained Earnings for the three years ended December 31, 2001 set forth on Page 8 of the 2001 Report;

    (iv)
    Consolidated Statement of Financial Position at December 31, 2001 and 2000 set forth on Pages 9-10 of the 2001 Report;

    (v)
    Consolidated Statement of Cash Flows for the three years ended December 31, 2001 set forth on Page 11 of the 2001 Report;

    (vi)
    Notes to Consolidated Financial Statements set forth on Pages 12-15 of the 2001 Report;

    (vii)
    Report of Independent Accountants set forth on Page 16 of the 2001 Report;

    (viii)
    Quarterly Financial Data set forth on Page 16 of the 2001 Report;

    (ix)
    Information under the section entitled "2001-2000 Quarterly Summary of Tootsie Roll Industries, Inc. Stock Price and Dividends per Share" set forth on Page 16 of the 2001 Report; and

    (x)
    Information under the section entitled "Five Year Summary of Earnings and Financial Highlights" set forth on Page 17 of the 2001 Report.

21	List of Subsidiaries of the Company.

*
Executive compensation plan or arrangement.

QuickLinks

PART I
  ITEM 1. Business.
  ITEM 2. Properties.
  ITEM 3. Legal Proceedings.
  ITEM 4. Submission of Matters to a Vote of Security Holders.
  ADDITIONAL ITEM. Executive Officers of the Registrant.
PART II
  ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters.
  ITEM 6. Selected Financial Data.
  ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.
  ITEM 8. Financial Statements and Supplementary Data.
  ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
  ITEM 10. Directors and Executive Officers of the Registrant.
  ITEM 11. Executive Compensation.
  ITEM 12. Security Ownership of Certain Beneficial Owners and Management.
  ITEM 13. Certain Relationships and Related Transactions.
PART IV
  ITEM 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K.
SIGNATURES
REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE
INDEX TO EXHIBITS