Form 10-Q
period 2002-03-30
TOOTSIE ROLL INDUSTRIES INC
filed 2002-05-10
CIK 98677

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 Form 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  March 30, 2002  Commission File Number   1 - 1361



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


                                                  Yes  X           No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practible date.

               Class                              Outstanding
     Common Stock, $.69 4/9 par value              34,877,581
     Class B Common Stock, $.69 4/9 par value      16,792,744



TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES



MARCH 30, 2002



I N D E X



Part I - Financial Information

                                                         Page No


    Financial Statements:

         Consolidated Statements of Financial Position         2

         Consolidated Statements of Earnings, Comprehensive
          Earnings and Retained Earnings                       3

         Consolidated Statements of Cash Flows                 4

         Notes to Consolidated Financial Statements            5

         Management's Discussion and Analysis of
          Financial Condition and Results of Operations        6


Part II - Other Information

         Other Information                                     7

         Signatures                                            7















                                PART I - FINANCIAL INFORMATION
                        TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                                      (UNAUDITED)
ASSETS                                            March 30,      March 31,        Dec. 31,
 CURRENT ASSETS                                      2002          2001             2001
  Cash & Cash Equiv.                           $ 75,319,441    $ 37,469,696   $106,531,923
  Investments                                    65,417,563      71,449,570     68,629,416
  Trade Accounts Receivable,
   Less Allowances of
   $1,981,000, $2,135,000 & $2,037,000           24,814,487      25,367,807     20,402,588
  Other Receivables                               2,906,535       3,916,467      3,329,423
  Inventories, at Cost
   (Last-in,First-out):
   Finished Goods & Work in Process              32,164,446      34,903,998     24,769,785
   Raw Material & Supplies                       20,529,617      20,358,753     16,391,683
  Prepaid Expenses                               12,041,006      11,198,880      4,268,974
  Deferred Income Taxes                           1,772,000       1,351,000      1,772,000

   Total Current Assets                         234,965,095     206,016,171    246,095,792

 PROPERTY, PLANT & EQUIPMENT,
(at cost)
  Land                                            8,353,604       8,327,400      8,353,823
  Buildings                                      43,606,560      36,936,658     43,612,983
  Machinery & Equipment                         191,392,752     188,425,071    189,528,268
                                                243,352,916     233,689,129    241,495,074
 Less-Accumulated Depreciation                  111,966,760     100,032,987    108,920,165
                                                131,386,156     133,656,142    132,574,909
 OTHER ASSETS

  Goodwill, Net of Accumulated Amortization
   of $17,799,000, $16,695,000 & $17,799,000     38,151,303      39,255,923     38,151,303
  Trademarks, Net Of Accumulated Amortization
   of $12,896,000, $11,166,000 & $12,896,000     79,348,109      81,062,225     79,348,109
  Investments                                    85,976,810      69,789,315     71,130,695
  Cash Surrender Value of Life Insurance and
   Other Assets                                  53,065,363      45,687,338     51,375,232
                                                256,541,585     235,794,801    240,005,339

   Total Assets                                $622,892,836    $575,467,114   $618,676,040


(The accompanying notes are an integral part of these statements)

                                                        (UNAUDITED)

LIABILITIES AND SHAREHOLDERS' EQUITY           March 30,         March 31,      Dec. 31,
 CURRENT LIABILITIES                              2002             2001           2001
  Accounts Payable                          $  12,227,396     $ 12,556,387  $  9,223,256
  Dividends Payable                             3,865,639        3,678,711     3,535,583
  Accrued Liabilities                          31,742,461       29,486,740    34,294,920
  Income Taxes Payable                         16,501,249       16,800,203    10,792,138
    Total Current Liabilities                  64,336,745       62,522,041    57,845,897

 NON-CURRENT LIABILITIES

  Ind.Dev.Bonds                                 7,500,000        7,500,000     7,500,000
  Post Retirement Benefits                      7,616,432        7,086,620     7,450,336
  Deferred Compensation and Other Liabilities  21,100,371       18,169,139    20,627,044
  Deferred Income Taxes                        16,463,356       12,412,066    16,791,542
    Total Non-Current Liabilities              52,680,159       45,167,825    52,368,922

 SHAREHOLDERS' EQUITY

  Common Stk., $.69-4/9 par value-
   120,000,000 shares author.
   34,877,581, 34,004,303 & 34,139,604
   respectively, issued                        24,220,342       23,613,898    23,707,856
  Class B Common Stk., $.69-4/9 par value-
   40,000,000 shares author.
   16,792,744, 16,504,019 & 16,318,718
   respectively, issued                        11,661,531       11,461,027    11,332,347
  Capital in Excess of Par Value              376,282,788      325,878,304   323,980,941
  Retained Earnings                           105,884,770      118,634,349   161,344,847
  Accumulated Other Comprehensive Earnings    (10,182,096)      (9,818,927)   (9,913,367)
  Treasury Stock (at cost)-
   54,636, 54,636 & 54,636, shares
   respectively                                (1,991,403)      (1,991,403)   (1,991,403)
    Total Shareholders' Equity                505,875,932      467,777,248   508,461,221
    Total Liabilities and
      Shareholders' Equity                   $622,892,836     $575,467,114  $618,676,040





TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
EARNINGS, COMPREHENSIVE EARNINGS AND RETAINED EARNINGS (NOTE 1)
(UNAUDITED)

                                                                                     13 Weeks Ended
                                                                        March 30, 2002     &       March 31, 2001
Net Sales (Note 2)                                                      $ 78,990,799                 $ 75,857,504
Cost of Goods Sold                                                        43,159,892                   39,663,550

  Gross Margin                                                            35,830,907                   36,193,954

Selling, Marketing and Administrative Expense                             17,496,296                   17,438,627
Amortization of Intangible Assets                                                 --                      944,579

  Earnings from Operations                                                18,334,611                   17,810,748
Other Income, Net                                                          1,163,302                    1,267,118

  Earnings before Income Taxes                                            19,497,913                   19,077,866
Provision for Income Taxes                                                 6,726,000                    6,693,000
Net Earnings (Note 5)                                                     12,771,913                   12,384,866

Other Comprehensive Income, before Tax:

Foreign Currency Translation Adjustments                                     291,582                      387,451

Unrealized Gains on Securities:
  Unrealized holding gains (losses) arising during period   $  (133,000)                 $(407,000)
  Less: Reclassification adjustment for gains
        Realized in earnings                                     48,689      (84,311)       17,411       (389,589)

Unrealized Gains on Derivatives:
  Unrealized holding gains (losses) arising during period    (1,010,000)                    31,000
  Less: Reclassification adjustment for gains
        Realized in earnings                                    205,000     (805,000)      333,000        364,000

Other comprehensive income (loss), before tax                               (597,729)                     361,862

Income tax benefit related to items of other
  Comprehensive Income                                                       329,000                       10,000

Other comprehensive income (loss), net of tax                               (268,729)                     371,862

Comprehensive Earnings                                                  $ 12,503,184                 $ 12,756,728

Retained Earnings at Beginning of Period                                $161,344,847                 $180,123,036
  Net Earnings                                                            12,771,913                   12,384,866
  Cash Dividends                                                          (3,508,420)                  (3,429,348)
  Stock Dividends - 3%                                                   (64,723,570)                 (70,444,205)

Retained Earnings at End of Period                                      $105,884,770                 $118,634,349

   Net Earnings Per Share (Note 3)                                              $.25                        $ .24
   Dividends Per Share *                                                        $.07                        $ .07

Average Number of Shares Outstanding
 (Notes 3 & 4)                                                            51,758,189                   51,950,689



*Does not include 3% Stock Dividend to Shareholders of Record on 3/05/02 and 3/06/01.

(The accompanying notes are an integral part of the statements)


               TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                       13 Weeks Ended
                                             March 30, 2002  &  March 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings                                  $12,771,913         $12,384,866
Adjustments to reconcile net earnings to
 net cash provided by operating
 activities:
  Depreciation and amortization                 3,046,595           3,973,400

  (Increase) decrease in assets:
   Accounts receivable                         (4,356,534)         (1,730,044)
   Other receivables                              (83,848)         (2,686,766)
   Inventories                                (11,450,511)        (13,255,891)
   Prepaid expenses and other assets           (9,515,738)         (9,915,537)

  Increase (decrease) in liabilities:
   Accounts payable and accrued liabilities       423,977          (1,624,799)
   Income taxes payable and deferred            5,397,786           6,438,842
   Postretirement health care and life
    insurance benefits                            166,096             130,526
   Deferred compensation and other liabilities    473,327          (1,252,199)
   Other                                           15,252             209,723

Net cash used in operating activities          (3,111,685)         (7,327,879)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                         (1,708,118)         (5,566,533)
  Purchase of held to maturity securities     (80,841,815)        (33,882,348)
  Maturity of held to maturity securities      69,839,453          26,664,149
  Purchase of available for sale securities    (9,775,739)        (23,129,571)
  Sale and maturity of available for
   sale securities                              9,143,839          23,262,233

Net cash used in investing activities         (13,342,380)        (12,652,070)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid in cash                       (3,530,805)         (3,432,497)
  Shares repurchased and retired              (11,227,612)                 --

Net cash used in financing activities         (14,758,417)         (3,432,497)

Decrease in cash and cash equivalents         (31,212,482)        (23,412,446)
Cash and cash equivalents-beginning of year   106,531,923          60,882,142

Cash and cash equivalents end of quarter     $ 75,319,441         $37,469,696
Supplemental cash flow information:
  Income taxes paid                          $    964,000         $   241,000
  Interest paid                              $    135,000         $   209,000



(The accompanying notes are an integral part of the statements)


           TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 30, 2002
                              (UNAUDITED)


Note 1 - Foregoing data has been prepared from the unaudited financial records of the Company and in the opinion of Management all adjustments necessary for a fair statement of the results for the interim period have been reflected. All adjustments were of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's 2001 Annual Report on Form 10-K.


Note 2 - The Company's unshipped orders amounted to $15,700,000 and $17,200,000 at March 30, 2002 and March 31, 2001, respectively.


Note 3 - Average shares outstanding for the period ended March 30, 2002 reflects stock repurchases of 285,000 shares for $11,227,612 and a 3% stock dividend distributed on April 17, 2002. Average shares outstanding for the period ended March 31, 2001 reflects a 3% stock dividend distributed on April 18, 2001.


Note 4 - Results of operations for the period ended March 30, 2002 are not necessarily indicative of results to be expected for the year to end December 31, 2002 because of the seasonal nature of the Company's operations. Historically, the Third Quarter has been the Company's largest sales quarter due to Halloween sales.


NOTE 5 - Effective January 1, 2002, the Company adopted EITF 00-14, "Accounting for Certain Sales Incentives" and EITF 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." These state-ments required that the Company reclassify its cooperative advertising and certain sales incentives from selling, marketing and and administrative expense to a reduction of net sales. This reclassification has been made for all periods presented. The effect of the adoption of these issues was to reduce both net sales and operating expenses in the First Quarter of 2002 and 2001 by $6,258,000 and $6,764,000,
         respectively. The adoption of such requirements did not effect the comparative quarterly earnings.





NOTE 6 - The Company adopted SFAS 142, "Goodwill and Other Intangible Assets," on January 1, 2002. As a result of its adoption, the Company has reclassified approximately $79.3 million from intangible assets to trademarks. The remaining amounts relate to goodwill. All trademarks have been assessed by management to have indefinite lives because they are expected to generate cash flows indefinitely. Thus, the Company has ceased amorti-zation expense on all trademarks and goodwill as of January 1, 2002, resulting in increased reported net income after tax by approximately $715,000 for the quarter ending March 30, 2002. The amortization expense and net income (including any tax effects) of the Company for the 13 weeks ended March 30, 2002 and March 31, 2001, respectively, are as follows:


                                                  13 Weeks Ended
                                           March 30, 2002 & March 31,2001
         Reported net income                 $12,772             $12,385
         Add back: goodwill amortization           0                 369
         Add back: trademark amortization          0                 576
         Less: Tax effect                          0                 230
         Adjusted net income                 $12,772             $13,100

         Reported basic earnings per share   $   .25                $.24
         Goodwill amortization                    -                  .00
         Trademark amortization                   -                  .01
         Adjusted basic earnings per share   $   .25                $.25

         The Company has identified its reporting units related to good-will and completed step one of the goodwill impairment test during the first quarter which required that management compare the fair value of the reporting unit with its carrying value. The reporting units were not considered to be impaired. The Company also completed its impairment test of the indefinite lived trademarks which required management to compare the fair value of the trademarks to the carrying value. The trademarks were not considered to be impaired.

         The impairment tests performed require that the Company deter-mine the fair market value of its trademarks and the fair market value of its reporting units for comparison to the carrying value of such net assets to assess whether an impairment exists. The methodologies used to estimate fair market value involve the use of estimates and assumptions, including projected cash flows, royalty rates and discount rates.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management's discussion of the Company's operating results and analysis of factors which have affected the accompanying Statement of Earnings.

This discussion, the information contained in the preceding notes to the finan-cial statements and the information contained in "Quantitative and Qualitative Disclosures About Market Risk," contain certain forward-looking statements that are based largely on the Company's current expectations. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements. Such risks, trends and uncertainties, which in some instances are beyond the Company's control, include changes in demand and consumer preferences; raw material prices; competition; the effect of acquisitions on the Company's results of operations and financial condition; the Company's reliance on third-party vendors for various goods and services; and changes in the confectionary environment including action taken by major retailers and customer accounts. The words "believe," "expect," "anticipate," "estimate," "intend" and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are as of the date of this filing.

NET SALES:
                                                  First Quarter, 2002
                  First Quarter                           vs.
               2002          2001     	           First Quarter, 2001
           $78,990,799	    $75,857,504	                  +4.1%

First Quarter 2002 net sales of $78,991,000, were up 4.1% from First Quarter 2001 net sales of $75,858,000. Effective January 1, 2002, the Company adopted the reporting requirements of the Emerging Issues Task Force of the Financial Accounting Standards Board (FASB) which requires that certain consumer and trade promotion expenses, including off invoice allowances and marketing performance fund payments, be recorded as a reduction of net sales and not as a component of selling, marketing and administrative expenses. The effect of the above was to reduce net sales and operating expenses in the First Quarter 2002 and 2001 by $6,258,000 and $6,764,000, respectively. The adoption of such requirements did not effect the Company's comparative quarterly earnings or financial position. Sales for the First Quarter 2002 rose as a result of effective marketing and promotional programs, as well as product line extenstions and new products.

First Quarter 2002 net sales of $78,991,000 were down from Fourth Quarter 2001 net sales of $87,454,000. This is not considered unusual as the First Quarter of the year is historically the Company's lowest sales quarter.

COST OF SALES:
                                                    Cost of Sales as a
            First Quarter      	                 Percentage of Net Sales
          2002           2001                   1st Qtr. 2002  1st Qtr. 2001
      $43,159,892    $39,663,550	                   54.6%          52.3%


Cost of sales as a percentage of net sales increased from 52.3% for First Quarter 2001 to 54.6% for First Quarter 2002. This increase reflects higher ingredient costs and the effects of changes in the product mix and related cost of goods sold of such products.

NET EARNINGS:
                                                First Quarter, 2002
           First  Quarter      	                      vs.
          2002            2001   	               First Quarter, 2001
      $12,771,913      $12,384,866                     3.1%


Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangibles", which changed the financial accounting and reporting for acquired goodwill and intangibles. SFAS 142 specifies that goodwill and indefinite-lived intangibles will not be amortized but rather will be tested for impairment. The Company has completed its impairment tests under the provisions of SFAS No. 142 for its indefinite-lived trademarks and goodwill and has concluded that neither is impaired. The adoption of SFAS No. 142 had the effect of eliminating $945,000 of amortization expense relating to the Company's acquired goodwill and indefinite-lived trademarks during the First Quarter of 2002.

First Quarter earnings from operations were $18,335,000 and $17,811,000 in 2002 and 2001, respectively. However, after adjusting the prior year's first quarter's operating earnings for the effects of SFAS 142, First Quarter 2002 and 2001 operating earnings were $18,335,000 and $18,756,000, respectively. The decrease in adjusted operating earnings pricipally results from higher ingred-ient costs and the effects of sales mix, as discussed above, and increased customer deductions.

First Quarter 2002 net earnings were $12,772,000 compared to First Quarter 2001 net earnings of $12,385,000. First Quarter 2002 earnings per share were $0.25, an increase of $.01 or 4.2% from First Quarter 2001 earnings per share of $.24. As discussed above, the adoption of SFAS 142 had the effect of increasing re-ported net earnings by approximately $715,000 or $.01 per share in the First Quarter 2002. First Quarter 2002 net earnings were adversely affected by lower investment income.

The consolidated effective income tax rate favorably decreased from 35.1% in the First Quarter of 2001 to 34.5% in the First Quarter of 2002. This improvement generally reflects a reduction in state income taxes.

First Quarter 2002 net earnings were $12,772,000 compared to Fourth Quarter 2001 net earnings of $12,390,000. Fourth Quarter 2001 earnings included a charge of $.02 per share relating to the closing and consolidation of a small manufacturing plant.



LIQUIDITY AND CAPITAL RESOURCES:

The Company's current ratio (current assets divided by current liabilities) is 3.7 to 1 as of the end of the First Quarter 2002 as compared to 3.3 to 1 as of the First Quarter 2001 and 4.3 to 1 as of the Fourth Quarter 2001. Net working capital was $170,628,000 as of the end of the First Quarter 2002 as compared to $143,494,000 as of the First Quarter 2001. Net working capital was $188,250,000 at the end of the Fourth Quarter 2001. Net cash used in operating activities was $3,112,000 for the quarter ended March 30, 2002 and $8,328,000 for the quarter ended March 31, 2001. The change primarily reflects increased accounts receivable levels at March 30, 2002, changes in other receivables, inventories, accounts payable and accrued liablities, and a change in the timing of the funding of certain medical benefit costs. Capital expenditures for 2002 are anticipated to be generally in line with historical annualized spending and are to be funded from the Company's cash flow from operations and internal sources. First Quarter 2001 capital expenditures relate to a new distribution center and additional production capacity.

Debt securities that matured during the quarters ended March 30, 2002 and March 31, 2001 were generally replaced with debt securities of similar maturities.


QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK:

The Company is exposed to various market risks, including fluctuations in sugar, corn syrup, edible oils, cocoa and packaging costs. The Company also invests in securities with maturities of up to three years, the majority of which are held to maturity, which limits the Company's exposure to interest rate fluctua-tions. There has been no material change in the Company's market risks that would significantly affect the disclosures made in the Form 10-K for the year ended December 31, 2001.


	PART II  -  OTHER INFORMATION


                TOOTSIE ROLL INDUSTRIES, INC
                       AND SUBSIDIARIES

Form 8-K was not required to be filed during the First
Quarter of 2002.

Sales of unregistered Securities - None.









                        SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 TOOTSIE ROLL INDUSTRIES, INC.



Date: May 10, 2002             BY:
                                 Melvin J. Gordon
                                 Chairman of the Board



                                 BY:
                                 G. Howard Ember
                                 Vice President - Finance