Form 10-Q
period 2002-06-29
TOOTSIE ROLL INDUSTRIES INC
filed 2002-08-09
CIK 98677

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 Form 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  June 29, 2002   Commission File Number   1 - 1361



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


                                                  Yes  X           No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practible date.

               Class                              Outstanding (In Thousands)
     Common Stock, $.69 4/9 par value                 34,871
     Class B Common Stock, $.69 4/9 par value         16,784

 TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES



JUNE 29, 2002



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


                              PART I - FINANCIAL INFORMATION
                        TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                             (in thousands of dollars) (UNAUDITED)

ASSETS                                  June 29,      June 30,       Dec. 31,
 CURRENT ASSETS                           2002         2001            2001
  Cash & Cash Equivalents               $ 71,111     $ 68,076        $106,532
  Investments                             62,682       43,472          68,629
  Trade Accounts Receivable,
   Less Allowances of
   $2,012, $2,146 & $2,037                22,306       22,544          20,403
  Other Receivables                        3,898        3,314           3,329
  Inventories, at Cost
   (Last-in,First-out):
   Finished Goods & Work in Process       54,835       48,044          24,770
   Raw Material & Supplies                21,460       18,997          16,392
  Prepaid Expenses                         8,061       11,403           4,269
  Deferred Income Taxes                    1,772        1,351           1,772

   Total Current Assets                  246,125      217,201         246,096

 PROPERTY, PLANT & EQUIPMENT,
(at cost)
  Land                                     8,335        8,359           8,354
  Buildings                               43,553       37,217          43,613
  Machinery & Equipment                  192,323      192,408         189,528
                                         244,211      237,984         241,495
 Less-Accumulated Depreciation           114,738      104,144         108,920
                                         129,473      133,840         132,575

OTHER ASSETS
  Goodwill, Net                           38,151       38,888          38,151
  Trademarks, Net                         79,348       80,501          79,348
  Investments                             88,588       77,538          71,131
  Cash Surrender Value of Life
   Insurance and Other Assets             55,028       47,652          51,375
                                         261,115      244,579         240,005

    Total Assets                        $636,713     $595,620        $618,676

(The accompanying notes are an integral part of these statements)

                          (in thousands except per share data)  (UNAUDITED)

LIABILITIES AND SHAREHOLDERS' EQUITY          June 29,    June 30,    Dec. 31,
 CURRENT LIABILITIES                            2002        2001        2001
  Accounts Payable                            $  13,228   $ 11,226    $  9,223
  Dividends Payable                               3,617      3,536       3,536
  Accrued Liabilities                            34,014     32,034      34,295
  Income Taxes Payable                           19,843     23,389      10,792
    Total Current Liabilities                    70,702     70,185      57,846

 NON-CURRENT LIABILITIES

  Industrial Development Bonds                    7,500      7,500       7,500
  Post Retirement Benefits                        7,794      7,226       7,450
  Deferred Compensation and Other Liabilities    20,612     19,328      20,627
  Deferred Income Taxes                          16,742     12,434      16,792
    Total Non-Current Liabilities                52,648     46,488      52,369

 SHAREHOLDERS' EQUITY

  Common Stock, $.69-4/9 par value-
   120,000 shares authorized
   34,871, 34,031 & 34,139 respectively, issued  24,216     23,632      23,708
  Class B Common Stock, $.69-4/9 par value-
   40,000 shares authorized
   16,784, 16,478 & 16,319 respectively, issued  11,655     11,443      11,332
  Capital in Excess of Par Value                375,700    325,879     323,981
  Retained Earnings                             114,588    129,004     161,345
  Accumulated Other Comprehensive Earnings      (10,804)    (9,019)     (9,913)
  Treasury Stock (at cost)-
   53, 53 & 53, shares respectively              (1,992)    (1,992)     (1,992)
    Total Shareholders' Equity                  513,363    478,947     508,461
    Total Liabilities and
      Shareholders' Equity                     $636,713   $595,620    $618,676


                          TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF
                    EARNINGS, COMPREHENSIVE EARNINGS AND RETAINED EARNINGS (NOTE 1)
                         (in thousands except per share amounts)    (UNAUDITED)

                                                                           13 Weeks Ended
                                                               June 29, 2002      &      June 30, 2001
NET SALES (Notes 2 & 5)                                                 $ 77,131              $ 79,988
Cost of Goods Sold                                                        41,376                43,365

  Gross Margin                                                            35,755                36,623

Selling, Marketing & Administrative Expense (Note 5)                      18,049                17,485
Amortization of Intangible Assets                                             --                   945

  Earnings from Operations                                                17,706                18,193
Other Income, Net                                                          1,098                 3,108

  Earnings before Income Taxes                                            18,804                21,301
Provision for Income Taxes                                                 6,488                 7,399
Net Earnings                                                              12,316                13,902

Other Comprehensive Income, before tax:

Foreign Currency Translation Adjustments                                  (1,101)                  764

Unrealized Gains on Securities:
  Unrealized holding gains (losses) arising during period      $(255)                $ 307
  Less:  Amounts realized in earnings                              1        (254)       (5)        302

Unrealized Gains on Derivatives:
  Unrealized holding gains (losses) arising during period        606                  (139)
  Less:  Amounts realized in earnings                           (408)      1,014      (104)       (243)

Other comprehensive income (loss), before tax                               (341)                  823

Income tax benefit related to items of other
  Comprehensive Income                                                      (280)                  (23)

Other Comprehensive Earnings, Net of Tax                                    (621)                  800

Comprehensive Earnings                                                  $ 11,695              $ 14,702

Retained Earnings at Beginning of Period                                $105,885              $118,634
  Net Earnings                                                            12,316                13,902
  Cash Dividends                                                          (3,613)               (3,532)
  Stock Dividends - 3%                                                        --                    --

Retained Earnings at End of Period                                      $114,588              $129,004

  Net Earnings per Share (Note 3)                                       $ .24                 $ .27
  Dividends per Share *                                                 $ .07                 $ .07

Average Number of Shares Outstanding (Notes 3 & 4)                       51,612                51,951

*Does not include 3% Stock Dividend to Shareholders of Record on 3/05/02 and 3/06/01

(The accompanying notes are an integral part of the statements)

                          TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF
                    EARNINGS, COMPREHENSIVE EARNINGS AND RETAINED EARNINGS (NOTE 1)
                         (in thousands except per share amounts)    (UNAUDITED)

                                                                           26 Weeks Ended
                                                               June 29, 2002      &       June 30, 2001
NET SALES (Notes 2 & 5)                                                 $156,122               $155,845
Cost of Goods Sold                                                        84,536                 83,028

  Gross Margin                                                            71,586                 72,817

Selling, Marketing & Administrative Expense (Note 5)                      35,545                 34,924
Amortization of Intangible Assets                                             --                  1,889

  Earnings from Operations                                                36,041                 36,004
Other Income, Net                                                          2,261                  4,375

  Earnings before Income Taxes                                            38,302                 40,379
Provision for Income Taxes                                                13,214                 14,092
Net Earnings                                                              25,088                 26,287

Other Comprehensive Income, before tax:

Foreign Currency Translation Adjustments                                    (809)                 1,151

Unrealized Gains on Securities:
  Unrealized holding gains (losses) arising during period      $(388)                $(100)
  Less:  Amounts realized in earnings                             50        (338)       12          (88)

Unrealized Gains on Derivatives:
  Unrealized holding gains (losses) arising during period       (404)                 (108)
  Less:  Amounts realized in earnings                            613         209       229          121

Other comprehensive income (loss), before tax                               (938)                 1,184

Income tax benefit related to items of other
  Comprehensive Income                                                        47                    (13)

Other Comprehensive Earnings, Net of Tax                                    (891)                 1,171

Comprehensive Earnings                                                  $ 24,197               $ 27,458

Retained Earnings at Beginning of Period                                $161,345               $180,123
  Net Earnings                                                            25,088                 26,287
  Cash Dividends                                                          (7,121)                (6,962)
  Stock Dividends - 3%                                                   (64,724)               (70,444)

Retained Earnings at End of Period                                      $114,588               $129,004

  Net Earnings per Share (Note 3)                                       $ .49                  $ .51
  Dividends per Share *                                                 $ .14                  $ .14

Average Number of Shares Outstanding (Notes 3 & 4)                       51,695                 51,951

*Does not include 3% Stock Dividend to Shareholders of Record on 3/05/02 and 3/06/01

(The accompanying notes are an integral part of the statements)



                            TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	(in thousand dollars) (UNAUDITED)
                                                        26 Weeks Ended
                                               June 29, 2002   &   June 30, 2001
   CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                    $25,088            $26,287
   Adjustments to reconcile net earnings to
    net cash provided by (used in)
    operating activities:
     Depreciation and amortization                   5,818              8,029

    (Increase) decrease in assets:
      Accounts receivable                           (2,008)             1,222
      Other receivables                               (436)            (2,008)
      Inventories                                  (35,382)           (24,866)
      Prepaid expenses and other assets             (7,657)           (12,140)

     Increase (decrease) in liabilities:
      Accounts payable and accrued liabilities       3,790               (451)
      Income taxes payable and deferred              8,952             13,094
      Postretirement health care and life
       insurance benefits                              343                270
      Deferred compensation and other liabilities      (14)               (93)
      Other                                            (33)                51

   Net cash provided by (used in)
       operating activities                         (1,539)             9,395

   CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                           (3,158)            (8,237)
     Purchase of held to maturity securities      (115,213)           (65,928)
     Maturity of held to maturity securities       105,245             69,119
     Purchase of available for sale securities     (18,393)           (37,840)
     Sale and maturity of available for
      sale securities                               16,851             47,792
   Net cash provided by (used in)
      investing activities                         (14,668)             4,906

   CASH FLOWS FROM FINANCING ACTIVITIES:
     Shares repurchased and retired                (11,822)                --
     Dividends paid in cash                         (7,392)            (7,107)

   Net cash used in financing activities           (19,214)            (7,107)

   Increase (decrease) in cash & cash equivalents  (35,421)             7,194
   Cash and cash equivalents-beginning of year     106,532             60,882

   Cash and cash equivalents-end of quarter        $71,111            $68,076
   Supplemental cash flow information:
     Income taxes paid                             $ 4,164            $ 1,293

     Interest paid                                 $   216            $   273

(The accompanying notes are an integral part of the statements)

          TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 29, 2002
        (in thousands except per share amounts)  (UNAUDITED)


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


Note 2 - The Company's unshipped orders amounted to $47,600 and
         $62,560 at June 29, 2002 and June 30, 2001, respectively.


Note 3 - Average shares outstanding for the period ended June 29, 2002 reflects stock repurchases of 300 shares for $11,882 and a 3% stock dividend distributed on April 17, 2002. Average shares outstanding for the period ended June 30, 2001 reflects a 3% stock dividend distributed on April 18, 2001.


Note 4 - Results of operations for the period ended June 29, 2002 are not necessarily indicative of results to be expected for the year to end December 31, 2002 because of the seasonal nature of the Company's operations. Historically, the Third Quarter has been the Company's largest sales quarter due to Halloween sales.


NOTE 5 - Effective January 1, 2002, the Company adopted EITF 00-14, "Accounting for Certain Sales Incentives" and EITF 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." These state-ments required that the Company reclassify its cooperative advertising and certain sales incentives from selling, marketing and and administrative expense to a reduction of net sales. This reclassification has been made for all periods presented. The effect of these adoptions reduced both net sales and operating expenses by $7,054 and $6,894 in the Second Quarter of 2002 and 2001, respectively, and $13,312 and $13,658 in the First Half of 2002 and 2001,
         respectively. The adoption of such requirements did not effect the comparative quarterly earnings.





NOTE 6 - The Company adopted SFAS 142, "Goodwill and Other Intangible Assets," on January 1, 2002. As a result of its adoption, the Company has reclassified approximately $79.3 million from intangible assets to trademarks. The remaining amounts relate to goodwill. All trademarks have been assessed by management to have indefinite lives because they are expected to generate cash flows indefinitely. Thus, the Company has ceased amorti-zation expense on all trademarks and goodwill as of January 1, 2002, resulting in increased reported net income after tax by approximately $713 for the quarter and by $1,426 for the six months ended June 29, 2002, respectively. The amortization expense and net income (including any tax effects) of the Company for the 13 weeks and 26 weeks ended June 29, 2002 and June 30, 2001, respectively, are as follows:


                                        13 Weeks Ended
                                 June 29, 2002 & JUNE 30,2001

         Reported net income                 $12,316         $13,902
         Add back: goodwill amortization           0             368
         Add back: trademark amortization          0             577
         Less: Tax effect                          0             232
         Adjusted net income                 $12,316         $14,615

         Reported basic earnings per share   $   .24         $   .27
         Goodwill amortization                    -              .00
         Trademark amortization                   -              .01
         Adjusted basic earnings per share   $   .24         $   .28


                                        26 Weeks Ended
                                 June 29, 2002 & JUNE 30,2001

         Reported net income                 $25,088         $26,287
         Add back: goodwill amortization           0             736
         Add back: trademark amortization          0           1,153
         Less: Tax effect                          0             463
         Adjusted net income                 $25,088         $27,713

         Reported basic earnings per share   $   .49         $   .51
         Goodwill amortization                     -             .00
         Trademark amortization                    -             .02
         Adjusted basic earnings per share   $   .49         $   .53


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



         The impairment tests performed require that the Company deter-mine the fair market value of its trademarks and the fair market value of its reporting units for comparison to the carrying value of such net assets to assess whether an impairment ex-ists. The methodologies used to estimate fair market value involve the use of estimates and assumptions, including pro-jected revenues, earnings and cash flows.





                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    (in thousands except per share amounts)


The following is Management's discussion of the Company's operating results and analysis of factors which have affected the accompanying Statement of Earnings.


This discussion, the information contained in the preceding notes to the finan-cial statements and the information contained in "Quantitative and Qualitative Disclosures Of Market Risk," contain certain forward-looking statements that are based largely on the Company's current expectations. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements. Such risks, trends and uncertainties, which in some instances are beyond the Company's control, include changes in demand and consumer preferences; raw material prices; competition; the effect of acquisitions on the Company's results of operations and financial condition;
the Company's reliance on third-party vendors for various services; and changes in the confectionary environment including action taken by major retailers and customer accounts. The words "believe," "expect," "anticipate," "estimate," "intend" and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking state-ments, which are as of the date of this filing.


NET SALES:
                                                  Second Quarter, 2002
                 Second Quarter                           vs.
               2002          2001     	           Second Quarter, 2001
             $ 77,131       $79,988    	             -3.6%

                                                    First Half, 2002
                   First Half                             vs.
               2002          2001     	             First Half, 2001
             $156,122       $155,845   	             + .2%


Second Quarter 2002 net sales of $77,131 were down 3.6% from Second Quarter 2001 net sales of $79,988. First Half 2002 net sales of $156,122 were up .2% from First Half 2001 net sales of $155,845. Effective January 1, 2002, the Company adopted the reporting requirements of the Emerging Issues Task Force of the Financial Accounting Standards Board (FASB) which require that certain consumer and trade promotion expenses, including off invoice allowances and marketing performance fund payments, be recorded as a reduction of net sales and not as a component of selling, marketing and administrative expenses. The effect of the above was to reduce net sales and operating expenses by $7,054 and $6,894 in the Second Quarter of 2002 and 2001, respectively, and by $13,312 and $13,658 in the First Half of 2002 and 2001, respectively. The adoption of such require-ments did not effect the Company's comparative quarterly and six months earnings or financial position. While Second Quarter sales were off slightly from the prior year quarterly period, First Half 2002 sales were higher than the prior year's First Half results. Effective marketing programs contributed to the overall sales increase in the First Half.



Second Quarter 2002 net sales of $77,131 were 2.4% lower than First Quarter 2002 net sales of $78,991.

COST OF SALES:
                                                    Cost of Sales as a
           Second Quarter      	                 Percentage of Net Sales
          2002           2001                   2nd Qtr. 2002  2nd Qtr. 2001
        $41,376        $43,365    	              53.6%          54.2%

                                                    Cost of Sales as a
             First Half        	                 Percentage of Net Sales
          2002           2001                   1st Half 2002  1st Half 2001
        $84,536        $83,028                       54.2%          53.3%

Cost of sales as a percentage of net sales decreased from 54.2% in the Second Quarter 2001 to 53.6% in the Second Quarter 2002. First Half cost of sales increased from 53.3% to 54.2% in 2002. These fluctuations are the result of higher ingredient costs and the effects of changes in the product mix and related cost of goods sold of such products. The closing a small manufacturing plant at the end of 2001 contributed to the improvement in gross profit margins in the Second Quarter 2002.

NET EARNINGS:
                                                Second Quarter, 2002
           Second Quarter      	                      vs.
         2002           2001   	               Second Quarter, 2001
        $12,316       $13,902                       -11.4%

                                                  First Half, 2002
             First Half        	                      vs
         2002            2001                     First Half, 2001
        $25,088        $26,287    	             -4.6%

Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangibles," which changed the financial accounting and reporting for acquired goodwill and intangibles. SFAS 142 specifies that goodwill and indefinite-lived intangibles will not be amortized but rather will be tested for impairment. The Company has completed its impairment tests under the provisions of SFAS No. 142 for its indefinite-lived trademarks and goodwill and has concluded that neither is impaired. The adoption of SFAS No. 142 had the effect of eliminating amortization expense of $945 and $1,889 relating to the Company's acquired good-will and indefinite-lived trademarks during the Second Quarter of 2002 and First Half of 2002, respectively.

Second Quarter earnings from operations were $17,706 and $18,193 in 2002 and 2001, respectively; and First Half earnings from operations were $36,041 and $36,004 in 2002 and 2001, respectively. However, after adjusting the prior year's operating earnings for the effects of SFAS 142, Second Quarter 2002 and 2001 operating earnings were $17,706 and $19,138, respectively, a decrease of 7.5%; and First Half operating earnings were $36,041 and $37,893 in 2002 and 2001, respectively, a decrease of 4.9%. The decrease in adjusted operating earnings for the quarter and first half pricipally results from higher ingred-ient costs, lower earnings from export and international operations, and the effects of sales volumes and product mix as discussed above.





The consolidated effective income tax rate favorably decreased from 34.9% in the First Half of 2001 to 34.5% in the First Half of 2002. This improvement generally reflects a reduction in state income taxes.

Second quarter net earnings were $12,316, compared to $13,902 in the Second Quarter 2001. Second Quarter 2002 earnings per share were $.24, a decrease of $.03 or 11.1% from Second Quarter 2001 earnings per share of $.27. First Half 2002 net earnings were $25,088 compared to the prior year's First Half 2001 net earnings of $26,287. First Half 2002 earnings per share of $.49 decreased $.02 or 3.9% from First Half 2001 earnings per share of $.51.

As discussed above, the adoption of SFAS 142 had the effect of increasing reported earnings by approximately $713 or $.01 per share in the Second Quarter and $1,426 or $.02 per share in the First Half of 2002. Second Quarter and First Half 2002 comparative earnings were adversely affected by a $962 capital gain, net of tax, in the Second Quarter of 2001 which added approximately $.02 per share to the prior year Second Quarter and First Half reported earnings per share. Excluding the effects of this investment gain and adjusting for the effects of SFAS No. 142 in 2001, net earnings per share in the Second Quarter of 2002 and 2001 were $.24 and $.26, respectively, a decrease of 7.7%; and net earnings per share in the First Half 2002 and 2001 were $.49 and $.51, respec-tively, a decrease of 3.9%.


LIQUIDITY AND CAPITAL RESOURCES:

The Company's current ratio (current assets divided by current liabilities) is 3.5 to 1 as of the end of the Second Quarter 2002 as compared to 3.1 to 1 as of the Second Quarter 2001 and 4.3 to 1 as of the Fourth Quarter 2001.
Net Working Capital was $175,423 as of the end of the Second Quarter 2002 as compared to $147,016 as of the Second Quarter 2001 and $188,250 at the end of the Fourth Quarter 2001. Net cash used by operating activities was $1,539 for the Quarter ended June 29, 2002 compared to $9,395 of cash provided by operating activities for the Quarter ended June 30, 2001. The change primarily reflects higher inventory and accounts receivable levels and a change in the timing of the funding of certain medical benefit costs. Capital expenditures for 2002 are anticipated to be generally in line with historical spending and are to be funded from the Company's cash flow from operations and internal sources.

Debt securities that matured during the quarters ended June 29, 2002 and June 30, 2001 were replaced with debt securities of similar maturities.


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

Item 2.  Changes in Securities and Use of Proceeds

         Sales of unregistered Securities - None.

Item 4.  Submission of Matters to a Vote of Security-Holders

At the Annual Meeting of Shareholders of the Company, held on May 6, 2002, the following number of votes were cast for the matters indicated:

1. For the election of five Directors of the Company by the holders of Common Shares and Class B Common Shares voting together:
                                                                    Broker
    Nominee                  For           Withheld     Abstain    Non-vote
Melvin J. Gordon             188,116,116   2,790,671        -0-         -0-

Ellen R. Gordon              188,161,342   2,745,445        -0-         -0-

Lana Jane Lewis-Brent        190,450,799     455,988        -0-         -0-

Charles W. Siebert           190,393,590     513,197        -0-         -0-

Richard P. Bergeman          190,449,129     457,658        -0-         -0-


2. Proposal to ratify the appointment of PricewaterhouseCoopers LLP as auditors for the fiscal year 2002:

                                                              Broker
                              For           Withheld     Abstain    Non-vote
Common Shares Class B
Common Shares voting together 187,792,267   2,807,837    306,683         -0-

No other matters were submitted to a vote by ballot at the 2002 Annual Meeting.


Item 6.  (a) Exhibit 99, Certificate Pursuant to section 1350 of Chapter 63 of Title 18 of the United States Code

         (b) Form 8-k was not required to be filed during the Second Quarter of 2002.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    TOOTSIE ROLL INDUSTRIES, INC.



Date: August 6, 2002                BY: /S/ Melvin J. Gordon
                                        Melvin J. Gordon
                                        Chairman of the Board



                                    BY: /S/ G. Howard Ember
                                        G. Howard Ember
                                        Vice President - Finance





   Exhibit 99



         Certificate Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code



   Each of the undersigned officers of Tootsie Roll Industries, Inc. certifies that (i) the Quarterly Report on Form 10-Q of Tootsie Roll Industries, Inc. for the quarterly period ended June 29, 2002 (the "Form 10-Q") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Tootsie Roll Industries, Inc. and its subsidiaries.






Dated:  August 6, 2002	                    _/S/ Melvin J. Gordon  ________
                                           Melvin J. Gordon
                                           Chairman and Chief Executive Officer


Dated:  August_6, 2002	                    _/S/ G. Howard Ember Jr._______
                                           G. Howard Ember, Jr.
                                           Vice President/Finance and
                                           Chief Financial Officer