Form 10-Q
period 2002-09-28
TOOTSIE ROLL INDUSTRIES INC
filed 2002-11-08
CIK 98677

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 28, 2002

                                         OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from ----to----

                        COMMISSION FILE NUMBER 1-1361

                      Tootsie Roll Industries, Inc.
               (Exact Name of Registrant as Specified in its Charter)

                VIRGINIA                              22-1318955
          (State of Incorporation)         (I.R.S. Employer Identification No.)

7401 South Cicero Avenue, Chicago, Illinois                     60629
    (Address of Primcipal Executive Offices)                 (Zip Code)
                                              773-838-3400
                           (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 dur-ing the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing require-ments for the past 90 days.

                              Yes  X                   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (September 28, 2002)

Class                                            Outstanding (In Thousands)

Common Stock, $.69 4/9 par value                 34,821
Class B Common Stock, $.69 4/9 par value         16,765


                             TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES



                                                            SEPTEMBER 28, 2002



                                                                      I N D E X


                                                                       Page No

Part I - Financial Information

    Item 1.  Financial Statements:

       Consolidated Statements of Financial Position.......................2

       Consolidated Statements of Earnings, Comprehensive
       Earnings and Retained Earnings......................................3

      Consolidated Statements of Cash Flows................................4

         Notes to Consolidated Financial Statements........................5

    Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations............6

    Item 4.  Controls and Procedures.......................................6C

Part II - Other Information

    Item 5.  Other Information.............................................7

    Item 6.  Exhibits and Reports on Form 8-K

    Signatures.............................................................7

    Certifications.........................................................7A-C


                              PART I - FINANCIAL INFORMATION
                        TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                            (in thousands of dollars)  (UNAUDITED)
ASSETS                                         Sept. 28,      Sept. 29,       Dec. 31,
 CURRENT ASSETS                                   2002          2001            2001
  Cash & Cash Equivalents                      $ 62,801       $ 76,597       $106,532
  Investments                                    53,582         50,845         68,629
  Trade Accounts Receivable,
   Less Allowances of
   $3,094, $3,181 & $2,037                       80,717         80,036         20,403
  Other Receivables                               3,528          4,003          3,329
  Inventories, at Cost
   (Last-in,First-out):
   Finished Goods & Work in Process              30,091         29,153         24,770
   Raw Material & Supplies                       17,589         15,917         16,392
  Prepaid Expenses                                5,336          8,833          4,269
  Deferred Income Taxes                           1,772          1,351          1,772

   Total Current Assets                         255,416        266,735        246,096

 PROPERTY, PLANT & EQUIPMENT,
(at cost)
  Land                                            8,308          8,358          8,354
  Buildings                                      43,556         37,214         43,613
  Machinery & Equipment                         195,768        193,953        189,528
                                                247,632        239,525        241,495
 Less-Accumulated Depreciation                  117,813        106,840        108,920
                                                129,819        132,685        132,575

OTHER ASSETS

  Goodwill, Net                                  38,151         38,520         38,151
  Trademarks, Net                                79,348         79,924         79,348
  Investments                                   103,608         72,056         71,131
  Cash Surrender Value of Life
   Insurance and Other Assets                    58,265         50,994         51,375
                                                279,372        241,494        240,005

    Total Assets                               $664,607       $640,914       $618,676

(The accompanying notes are an integral part of these statements)



                         (in thousands of dollars)   (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY           Sept. 28,        Sept. 29,       Dec. 31,
 CURRENT LIABILITIES                              2002             2001           2001
  Accounts Payable                             $  13,096        $ 13,493       $  9,223
  Dividends Payable                                3,612           3,536          3,536
  Accrued Liabilities                             41,371          40,199         34,295
  Income Taxes Payable                            21,194          36,682         10,792
    Total Current Liabilities                     79,273          93,910         57,846

 NON-CURRENT LIABILITIES

  Industrial Development Bonds                     7,500           7,500          7,500
  Post Retirement Benefits                         7,966           7,344          7,450
  Deferred Compensation and Other Liabilities     19,927          18,718         20,627
  Deferred Income Taxes                           16,665          12,226         16,792
    Total Non-Current Liabilities                 52,058          45,788         52,369

 SHAREHOLDERS' EQUITY

  Common Stock, $.69-4/9 par value-
   120,000 shares authorized
   34,821, 34,039 & 34,139
   respectively, issued                           24,182          23,638         23,708
  Class B Common Stock, $.69-4/9 par value-
   40,000 shares authorized
   16,765, 16,469 & 16,319
   respectively, issued                           11,642          11,437         11,332
  Capital in Excess of Par Value                 373,157         325,879        323,981
  Retained Earnings                              137,596         152,483        161,345
  Accumulated Other Comprehensive Earnings       (11,309)        (10,229)        (9,913)
  Treasury Stock (at cost)-
   55,55, & 55 shares, respectively               (1,992)         (1,992)        (1,992)
    Total Shareholders' Equity                   533,276         501,216        508,461
    Total Liabilities and
      Shareholders' Equity                      $664,607        $640,914       $618,676




                          TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF
                    EARNINGS, COMPREHENSIVE EARNINGS AND RETAINED EARNINGS (NOTE 1)
                         (in thousands except per share amounts)    (UNAUDITED)

                                                                           13 Weeks Ended
                                                               Sept 28, 2002      &      Sept 29, 2001
NET SALES (Notes 2 & 5)                                                 $146,298              $148,456
Cost of Goods Sold                                                        84,338                82,477

  Gross Margin                                                            61,960                65,979

Selling, Marketing & Administrative Expense (Note 5)                      22,599                24,685
Amortization of Intangible Assets                                             --                   945

  Earnings from Operations                                                39,361                40,349
Other Income, Net                                                            845                 1,143

  Earnings before Income Taxes                                            40,206                41,492
Provision for Income Taxes                                                13,590                14,482
Net Earnings                                                              26,616                27,010

Other Comprehensive Income, before tax:

Foreign Currency Translation Adjustments                                    (377)                 (854)

Unrealized Gains on Securities:
  Unrealized holding gains (losses) arising during period      $(423)                $(529)
  Less:  Amounts realized in earnings                              6        (417)       17        (512)

Unrealized Gains on Derivatives:
  Unrealized holding gains (losses) arising during period       (192)                  (27)
  Less:  Amounts realized in earnings                            405         213       (25)        (52)

Other comprehensive income (loss), before tax                               (581)               (1,418)

Income tax benefit related to items of other
  Comprehensive Income                                                        76                   209

Other Comprehensive Earnings, Net of Tax                                    (505)               (1,209)

Comprehensive Earnings                                                  $ 26,111              $ 25,801

Retained Earnings at Beginning of Period                                $114,588              $129,004
  Net Earnings                                                            26,616                27,010
  Cash Dividends                                                          (3,608)               (3,531)
  Stock Dividends - 3%                                                        --                    --

Retained Earnings at End of Period                                      $137,596              $152,483

  Net Earnings per Share (Note 3)                                       $ .52                 $ .52
  Dividends per Share *                                                 $ .07                 $ .07

Average Number of Shares Outstanding (Note 3)                            51,557                51,951

*Does not include 3% Stock Dividend to Shareholders of Record on 3/05/02 and 3/06/01

(The accompanying notes are an integral part of the statements)





                          TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF
                    EARNINGS, COMPREHENSIVE EARNINGS AND RETAINED EARNINGS (NOTE 1)
                         (in thousands except per share amounts)    (UNAUDITED)

                                                                           39 Weeks Ended
                                                               Sept 28, 2002      &       Sept 29, 2001
NET SALES (Notes 2 & 5)                                                 $302,420               $304,301
Cost of Goods Sold                                                       168,874                165,505

  Gross Margin                                                           133,546                138,796

Selling, Marketing & Administrative Expense (Note 5)                      58,144                 59,609
Amortization of Intangible Assets                                             --                  2,834

  Earnings from Operations                                                75,402                 76,353
Other Income, Net                                                          3,106                  5,518

  Earnings before Income Taxes                                            78,508                 81,871
Provision for Income Taxes                                                26,804                 28,574
Net Earnings                                                              51,704                 53,297

Other Comprehensive Income, before tax:

Foreign Currency Translation Adjustments                                  (1,186)                   297

Unrealized Gains on Securities:
  Unrealized holding gains (losses) arising during period      $(811)                $(629)
  Less:  Amounts realized in earnings                             56        (755)       29         (600)

Unrealized Gains on Derivatives:
  Unrealized holding gains (losses) arising during period       (596)                 (135)
  Less:  Amounts realized in earnings                          1,018         422       204           69

Other comprehensive income (loss), before tax                             (1,519)                  (234)

Income tax benefit related to items of other
  Comprehensive Income                                                       123                    196

Other Comprehensive Earnings, Net of Tax                                  (1,396)                   (38)

Comprehensive Earnings                                                  $ 50,308               $ 53,259

Retained Earnings at Beginning of Period                                $161,345               $180,123
  Net Earnings                                                            51,704                 53,297
  Cash Dividends                                                         (10,729)               (10,493)
  Stock Dividends - 3%                                                   (64,724)               (70,444)

Retained Earnings at End of Period                                      $137,596               $152,483

  Net Earnings per Share (Note 3)                                       $1.00                  $1.03
  Dividends per Share *                                                 $ .21                  $ .21

Average Number of Shares Outstanding (Note 3)                            51,649                 51,951

*Does not include 3% Stock Dividend to Shareholders of Record on 3/05/02 and 3/06/01

(The accompanying notes are an integral part of the statements)




                   TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	(in thousands dollars)  (UNAUDITED)
                                                        39 Weeks Ended
                                               Sept. 28, 2002  &  Sept. 29, 2001
   CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                    $51,704            $53,297
   Adjustments to reconcile net earnings to
    net cash provided by (used in)
    operating activities:
     Depreciation and amortization                   8,893             11,670

    (Increase) decrease in assets:
      Accounts receivable                          (60,578)           (56,394)
      Other receivables                                 69             (2,730)
      Inventories                                   (6,837)            (3,090)
      Prepaid expenses and other assets             (8,433)           (13,234)

     Increase (decrease) in liabilities:
      Accounts payable and accrued liabilities      11,083             10,031
      Income taxes payable and deferred             10,213             26,123
      Postretirement health care and life
       insurance benefits                              516                388
      Deferred compensation and other liabilities     (700)              (704)
      Other                                            (27)                13

   Net cash provided by operating activities         5,903             25,370

   CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                           (6,787)           (10,269)
     Purchase of held to maturity securities      (191,739)          (140,392)
     Maturity of held to maturity securities       175,824            140,665
     Purchase of available for sale securities     (26,629)           (50,870)
     Sale of available for sale securities          25,114             61,850
   Net cash provided by (used in)
      investing activities                         (24,217)               984

   CASH FLOWS FROM FINANCING ACTIVITIES:
     Shares repurchased and retired                (14,412)                --
     Dividends paid in cash                        (11,005)           (10,639)

   Net cash used in financing activities           (25,417)           (10,639)

   Increase (decrease) in cash & cash equivalents  (43,731)            15,715
   Cash and cash equivalents-beginning of year     106,532             60,882

   Cash and cash equivalents-end of quarter        $62,801            $76,597
   Supplemental cash flow information:
     Income taxes paid                             $16,497            $ 2,558

     Interest paid                                 $   236            $   319



(The accompanying notes are an integral part of the statements)





           TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 28, 2002
         (in thousands except per share amounts) (UNAUDITED)

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

Note 2 - The Company's unshipped orders amounted to $32,900 and
         $35,500 at September 28, 2002 and September 28, 2001, respectively.

Note 3 - Average shares outstanding for the period ended September
         28, 2002 reflects stock repurchases of 70 shares for $2,590 for the three month period and 370 shares for $14,412 and a 3% stock dividend distributed on April 17, 2002 for the nine month period. Average shares outstanding for the period ended September 29, 2001 reflects a 3% stock dividend distributed on April 18, 2001.

Note 4 - Results of operations for the period ended September 28, 2002 are not necessarily indicative of results to be expected for the year to end December 31, 2002 because of the seasonal nature of the Company's operations. Histor-ically, the Third Quarter has been the Company's largest sales quarter due to Halloween sales.

NOTE 5 - Effective January 1, 2002, the Company adopted EITF 00-14, "Accounting for Certain Sales Incentives" and EITF 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." These state-ments required that the Company reclassify its cooperative advertising and certain sales incentives from selling, marketing and and administrative expense to a reduction of net sales. This reclassification has been made for all periods presented. The effect of these adoptions reduced both net sales and operating expenses by $9,736 and $10,325 in the Third Quarter of 2002 and 2001, respectively, and $23,048 and $23,983 in the First Nine Months of 2002 and 2001, respectively. The adoption of such requirements did not effect the comparative quarterly earnings.






NOTE 6 - The Company adopted SFAS 142, "Goodwill and Other Intangible Assets," on January 1, 2002. As a result of its adoption, the Company has reclassified approximately $79.3 million from intangible assets to trademarks. The remaining amounts relate to goodwill. All trademarks have been assessed by management to have indefinite lives because they are expected to generate cash flows indefinitely. Thus, the Company has ceased amorti-zation expense on all trademarks and goodwill as of January 1, 2002, resulting in increased reported net income after tax by approximately $712 for the quarter and by $2,138 for the nine months ended September 28, 2002, respectively. The amortiza-tion expense and net income (including any tax effects) of the Company for the 13 weeks and 39 weeks ended September 28, 2002 and September 29, 2001, respectively, are as follows:

                                                     13 Weeks Ended
                                              Sept 28, 2002 & Sept 29,2001

          Reported net income                 $26,616         $27,010
          Add back: goodwill amortization           0             369
          Add back: trademark amortization          0             576
          Less: Tax effect                          0             233
          Adjusted net income                 $26,616         $27,722

          Reported basic earnings per share   $   .52         $   .52
          Goodwill amortization                    -              .00
          Trademark amortization                   -              .01
          Adjusted basic earnings per share   $   .52         $   .53

                                                     39 Weeks Ended
                                              Sept 28, 2002 & Sept 29,2001

          Reported net income                 $51,704         $53,297
          Add back: goodwill amortization           0           1,105
          Add back: trademark amortization          0           1,729
          Less: Tax effect                          0             696
          Adjusted net income                 $51,704         $55,435

          Reported basic earnings per share   $  1.00         $  1.03
          Goodwill amortization                     -             .01
          Trademark amortization                    -             .03
          Adjusted basic earnings per share   $  1.00         $  1.07













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

         The impairment tests performed require that the Company deter-mine the fair market value of its trademarks and the fair market value of its reporting units for comparison to the carrying value of such net assets to assess whether an impairment exists. The methodologies used to estimate fair market value involve the use of estimates and assumptions, including projected revenues, earnings and cash flows.




































Item 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion of the Company's operating results and analysis of factors which have affected the accompanying Statement of Earnings.

NET SALES:
                                                Third  Quarter, 2002
                  Third  Quarter                           vs.
             2002            2001               Third  Quarter, 2002
           $146,298        $148,456                  - 1.5%

                                                   Nine Months, 2002
                    Nine Months                            vs.
             2002            2001                  Nine Months, 2001
           $302,420        $304,301                  - 0.6%

Third quarter 2002 net sales of $146,298 were down 1.5% from third quarter 2001 net sales of $148,456. Nine months 2002 net sales of $302,420 were down 0.6% from nine months 2001 net sales of $304,301. Effective January 1, 2002, the Company adopted the reporting requirements of the Emerging Issues Task Force of the Financial Accounting Standards Board (FASB) which require that certain con-sumer and trade promotion expenses, including off invoice allowances and market-ing performance fund payments, be recorded as a reduction of net sales and not as a component of Selling, Marketing and Administrative expense. The effect of the above was to reduce net sales and operating expenses by $9,736 and $10,325 in the third quarter of 2002 and 2001, respectively, and by $23,048 and $23,983 in the first nine months of 2002 and 2001, respectively. The adoption of such requirements did not affect the Company's comparative quarterly and nine months earnings or financial position.

Although some of the Company's core brands showed sales increases, lower
Mexican Sales, slower retail sales traffic and retail bankruptcies, as well as overall competitive activity, adversely affected sales for the quarter and nine month periods. In addition, third quarter sales were adversely affected by more cautious retail ordering reflecting the overall economic climate and the lower prior year candy industry sell-through rates of Halloween sales caused by the events of September 11, 2001.

Third quarter 2002 net sales of $146,298 were up 89.7% from second quarter 2002 net sales of $77,131. Historically, the third quarter includes pre-Halloween sales and is the Company's largest quarterly sales period of the year.

COST OF SALES:
                                                    Cost of Sales as a
           Third  Quarter      	                 Percentage of Net Sales
        2002           2001                     3rd Qtr. 2002  3rd Qtr. 2001
      $84,338        $82,477    	                   57.6%          55.6%

                                                    Cost of Sales as a
            Nine Months        	                 Percentage of Net Sales
        2002           2001                   Nine Months 2002  Nine Months 2001
     $168,874        $165,505                       55.8%          54.4%


Cost of sales as a percentage of net sales increased from 55.6% in the third quarter 2001 to 57.6% in the third quarter 2002. Nine months cost of sales as a percentage of net sales also increased from 54.4% to 55.8% in 2002. These higher costs were principally the result of higher ingredient costs, including sugar, corn syrup and cocoa. The effects of product mix and higher plant over-head costs also contributed to these higher costs.

NET EARNINGS:
                                                Third  Quarter, 2002
           Third  Quarter      	                      vs.
        2002             2001    	               Third  Quarter, 2001
      $26,616          $27,010                        -1.5%

                                                  Nine Months, 2002
            Nine Months        	                      vs
        2002             2001                     Nine Months, 2001
      $51,704          $27,010  	                     -3.0%

Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and
Other Intangibles," which changed the financial accounting and reporting for acquired goodwill and intangibles. SFAS 142 specifies that goodwill and indef-inite-lived intangibles will not be amortized but rather will be tested for im-pairment. The Company has completed its impairment tests under the provisions of SFAS No. 142 for its indefinite-lived trademarks and goodwill and has con-cluded that neither is impaired. The adoption of SFAS No. 142 had the effect of eliminating amortization expense of $945 and $2,834 relating to the Company's acquired goodwill and indefinite-lived trademarks during the Third Quarter of 2002 and Nine Months of 2002, respectively.

Third quarter earnings from operations were $39,361 and $40,349 in 2002 and 2001, respectively; and nine months earnings from operations were $75,402 and $76,353 in 2002 and 2001, respectively. However, after adjusting the prior year's operating earnings for the effects of SFAS 142, third quarter 2002 and 2001 operating earnings were $39,361 and $41,294, respectively, a decrease of $1,933 or 4.7%; and nine months operating earnings were $75,402 and $79,187 in 2002 and 2001, respectively, a decrease of $3,785 or 4.8%. The decrease in ad-justed operating earnings for the quarter and nine months principally results from higher ingredient costs, lower earnings from export and international oper-ations, principally Mexico, and the effects of sales volumes and product mix as discussed above. However, cost containment programs, which reduced Selling, Marketing and Administrative expense for the quarter and nine month periods, mitigated some of these higher costs and expenses.


The consolidated effective income tax rate for the comparative nine month period favorably decreased from 34.9% in the nine months of 2001 to 34.1% in the nine months of 2002. The effective tax rate for the comparative quarterly periods de-creased from 34.9% in 2001 to 33.8% in 2002. This improvement generally reflects the effects of eliminating a portion of acquired goodwill that was not tax de-ductible as well as some reduction in state income taxes.

Third quarter net earnings were $26,616, compared to $27,010 in the third quarter 2001. Third quarter 2002 earnings per share were $.52 and were equal to third Quarter 2001 earnings per share. Nine month 2002 net earnings were $51,704 compared to the prior year's nine month 2001 net earnings of $53,297. Nine months 2002 earnings per share were $1.00 compared to nine months 2001 earnings per share of $1.03, a decrease of $.03 or 2.9%.

As discussed above, the adoption of SFAS 142 had the effect of increasing re-ported earnings by approximately $712 or $.01 per share in the third quarter, and by $2,138 or $.04 per share in the nine months 2002. Nine months 2002 com-parative earnings were adversely affected by a $962 capital gain, net of tax, in the second quarter of 2001, which added approximately $.02 per share to the prior year second quarter and nine months reported earnings per share. Exclud-ing the effects of this investment gain and adjusting for the effects of SFAS No. 142 in 2001, net earnings per share in the third quarter of 2002 and 2001 were $.52 and $.53, respectively, a decrease of 1.9%; and net earnings per share in the nine month 2002 and 2001 were $1.00 and $1.05, respectively, a de-crease of 4.8%. The aforementioned comparative third quarter and nine month earning per share were adversely affected by lower sales and higher ingredient costs as discussed above, as well as lower investment income resulting from lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's current ratio (current assets divided by current liabilities) is
3.2 to 1 as of the end of the third quarter 2002 as compared to 2.8 to 1 as of the third quarter 2001 and 4.3 to 1 as of the fourth quarter 2001. Net working capital was $176,143 as of the end of the third quarter 2002 as compared to $172,825 as of the third quarter 2001 and $188,250 as of the end of the fourth quarter 2001. Net cash provided by operating activities was $5,903 for the nine months ended September 28, 2002 compared to $25,370 for the nine months ended September 29, 2001. The change primarily reflects the timing of quarterly estimated income tax payments, the use of tax overpayments from the prior years, and payment of an Internal Revenue Service settlement; in addition, higher increases in accounts receivable and inventories for the comparative nine month periods also contributed to lower cash provided by operating activities.
Capital expenditures for 2002 are anticipated to be generally in line with historical spending and are to be funded from the Company's cash flow from operations and internal sources. The Company purchased and retired $14,412 of its shares during the nine months ended September 28, 2002, whereas no shares were repurchased and retired in the prior year comparative period.


Debt securities that matured during the quarters ended September 28, 2002 and September 29, 2001 were replaced with debt securities of similar maturities.

QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK:

The Company is exposed to various market risks, including fluctuations in major ingredients including sugar, corn, edible oils, and cocoa, and packaging costs. The Company also invests in securities with maturities of up to three years, the majority of which are held to maturity, which limits the Company's exposure to interest rate fluctuations. There has been no material change in the Company's market risks that would significantly affect the disclosures made in the Form 10-K for the year ended December 31, 2001.

FORWARD-LOOKING STATEMENTS

This discussion, the information contained in the preceding notes to the finan-cial statements and the information contained in "Quantitative and Qualitative Disclosures Of Market Risk," contain certain forward-looking statements that are based largely on the Company's current expectations. Forward-looking state-ments are subject to certain risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements. Such risks, trends and uncertainties, which in some instances are beyond the Company's control, include changes in demand and consu-mer preferences, including seasonal events such as Halloween; ingredient costs; the effect of acquisitions on the Company's results of operations and financial condition; the Company's reliance on third-party vendors for various goods and services; changes in the confectionary environment including action taken by major retailers and customer accounts; and the overall competitive environment. The words "believe," "expect," "anticipate," "estimate," "intend" and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are as of the date of this filing.

Item 4.	  CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, the chief execu-tive officer and chief financial officer of the Company have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days of the filing date of this quarterly report and, based on their evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures are effective. There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to manage-ment, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

                       PART II  -  OTHER INFORMATION

                                              TOOTSIE ROLL INDUSTRIES, INC
                                                        AND SUBSIDIARIES

Item 5.  OTHER INFORMATION

                  None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibit 99 -Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) No reports on Form 8-K were filed for the quarter ended September 28, 2002.


                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Regis-trant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  TOOTSIE ROLL INDUSTRIES, INC.



Date:  _November 08, 2002             BY:  _/S/ Melvin J. Gordon
                                           Melvin J. Gordon
                                           Chairman of the Board


                                      BY:  _/S/ G. Howard Ember, Jr.
                                           G. Howard Ember
                                           Vice President - Finance











Section 302 Certification

1. I, Melvin J. Gordon, Chairman and Chief Executive Officer of Tootsie
Roll Industries, Inc., certify that I have reviewed this Form 10-Q of Tootsie Roll Industries, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial inform-ation included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for estab-lishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and pro-cedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subse-quent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  November 08, 2002                 /S/ MELVIN J GORDON
                                          Melvin J Gordon
                                          Chairman and Chief
                                          Executive officer

Section 302 Certification

1. I, G. Howard Ember, Vice President/Finance and Chief Financial Officer of Tootsie Roll Industries, Inc., certify that I have reviewed this Form 10-Q of Tootsie Roll Industries, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial inform-ation included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for estab-lishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and pro-cedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subse-quent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  November 08, 2002           /S/ G. Howard Ember, Jr.
                                    G. Howard Ember, Jr.
                                    Vice President/Finance and
                                    Chief Financial Officer

Exhibit 99


           Certificate Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code



   Each of the undersigned officers of Tootsie Roll Industries, Inc. certifies that (i) the Quarterly Report on Form 10-Q of Tootsie Roll Industries, Inc. for the quarterly period ended September 28, 2002 (the Form 10-Q) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Tootsie Roll Industries, Inc. and its subsidiaries.






Dated:  November 08, 2002                     /S/ MELVIN J GORDON
                                              MELVIN J GORDON
                                              Chairman and Chief
                                              Executive officer


Dated:  November 08, 2002                     /S/ G. HOWARD EMBER, JR.
                                              G. Howard Ember, Jr.
                                              V.P./Finance and
                                              Chief Financial Officer