Form 10-K
period 2002-12-31
TOOTSIE ROLL INDUSTRIES INC
filed 2003-03-26
CIK 98677

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission file number 1-1361

TOOTSIE ROLL INDUSTRIES, INC.
(Exact name of Registrant as specified in its charter)

Virginia	22-1318955
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Yes ☒                  No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the register is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☒                  No ☐

        As of March 4, 2003, there were outstanding 33,941,173 shares of Common Stock par value $.69 4/9 per share, and 16,756,572 shares of Class B Common Stock par value $.69 4/9 per share.

        As of June 30, 2002, aggregate market value of the Common Stock (based upon the closing price of the stock on the New York Stock Exchange on such date) held by non-affiliates was approximately $744,830,127. Class B Common Stock is not traded on any exchange, is restricted as to transfer or other disposition, but is convertible into Common Stock on a share-for-share basis. Upon such conversion, the resulting shares of Common Stock are freely transferable and publicly traded. Assuming all 16,756,572 shares of outstanding Class B Common Stock were converted into Common Stock, the aggregate market value of Common Stock held by non-affiliates on June 30, 2002 (based upon the closing price of the stock on the New York Stock Exchange on such date) would have been approximately $791,600,476. Determination of stock ownership by non-affiliates was made solely for the purpose of this requirement, and the Registrant is not bound by these determinations for any other purpose.

DOCUMENTS INCORPORATED BY REFERENCE

        1.      Portions of the Company's Annual Report to Shareholders for the year ended December 31, 2002 (the "2002 Report") are incorporated by reference in Parts I and II of this report.

        2.      Portions of the Company's Definitive Proxy Statement for the Company's 2003 Annual Meeting of Shareholders (the "2003 Proxy Statement") are incorporated by reference in Part III of this report.

i

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

        The Company's products are marketed in a variety of packages designed to be suitable for display and sale in different types of retail outlets. They are distributed through approximately 100 candy and grocery brokers and by the Company itself to approximately 15,000 customers throughout the United States. These customers include wholesale distributors of candy and groceries, supermarkets, variety stores, dollar stores, chain grocers, drug chains, discount chains, cooperative grocery associations, warehouse and membership club stores, vending machine operators, the U. S. military and fund-raising charitable organizations.

        The Company's principal markets are in the United States, Canada and Mexico. The Company's Mexican plant supplies a very small percentage of the products marketed in the United States and Canada.

        The domestic candy business is highly competitive. The Company competes primarily with other manufacturers of bar candy and bagged candy of the type sold in the above mentioned stores. Although accurate statistics are not available, the Company believes it is among the ten largest domestic manufacturers in this field. In the markets in which the Company competes, the main forms of competition comprise brand recognition as well as a fair price for our products at various retail price points.

        The Company did not have a material backlog of firm orders at the end of the calendar years 2002 or 2001.

        Packaging materials and ingredients used by the Company are readily obtainable from a number of suppliers at competitive prices. Cocoa supplies from the Ivory Coast, the world's largest producer, were disrupted by civil war driving prices to a 17 year high. Corn prices increased due to weather-related crop reductions in the U.S., and the USDA imposed marketing allotments on sugar which in turn increased the domestic price of both raw and refined sugar. Packaging material costs, including films, cartons, corrugated containers and waxed paper, also increased in 2002. The Company continues to seek competitive bids to leverage the high volume of annual purchases it makes of these items and to lower per unit costs. The Company has engaged in hedging transactions, primarily in sugar and corn syrup, and may do so in the future if and when advisable. From time to time, the Company changes the size of certain of its products, which are usually sold at standard prices, to reflect significant changes in raw material costs.

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

        Revenues from a major customer aggregated approximately 19.6%, 16.9% and 17.8% of total net sales during the years ended December 31, 2002, 2001 and 2000, respectively.

        For a summary of sales, net earnings and assets of the Company by geographic area and additional information regarding the foreign subsidiaries of the Company, see Note 13 of the Notes to Consolidated Financial Statements on Page 19 of the Company's Annual Report to Shareholders for the year ended December 31, 2002 (the "2002 Report") and on Page 5 of the 2002 Report under the section entitled "International." Note 13 and the aforesaid section are incorporated herein by reference. Portions of the 2002 Report are filed as an exhibit to this report.

        Information regarding the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, will be made available, free of charge, upon written request to Tootsie Roll Industries, Inc., 7401 South Cicero Avenue, Chicago, Illinois 60629, Attention: G. Howard Ember Jr., Vice President/Finance and Assistant Secretary. The Company does not make such reports available on its website at www.tootsie.com because it believes that they are readily available from the Securities Exchange Commission at www.sec.gov, and because the Company provides them free of charge upon request.

ITEM 2.    Properties.

        The Company owns its principal plant and offices which are located in Chicago, Illinois in a building consisting of approximately 2,225,000 square feet. The Company utilizes approximately 2,025,000 square feet for offices, manufacturing and warehousing facilities and leases, or has available to lease to third parties, approximately 200,000 square feet.

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

        The Company's other principal manufacturing facilities, all of which are owned, are:

Location	Square Feet(a)
New York, New York	60,000
Covington, Tennessee	685,000
Cambridge, Massachusetts	142,000
Delevan, Wisconsin	162,000
Mexico City, Mexico	90,000

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

ITEM 4.    Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of the Company's shareholders through the solicitation of proxies or otherwise during the fourth quarter of 2002.

ADDITIONAL ITEM.    Executive Officers of the Registrant.

        See the information on Executive Officers set forth in the table in Part III, Item 10, Page 6 of this report, which is incorporated herein by reference.

PART II

ITEM 5.    Market for Registrant's Common Equity and Related Stockholder Matters.

        The Company's Common Stock is traded on the New York Stock Exchange. The Company's Class B Common Stock is subject to restrictions on transferability and no market exists for such shares of Class B Common Stock. The Class B Common Stock is convertible at the option of the holder into shares of Common Stock on a share for share basis. As of March 4, 2003, there were approximately 5,000 holders of record of Common and Class B Common Stock. For information on the market price of, and dividends paid with respect to, the Company's Common Stock, see the section entitled "2002-2001 Quarterly Summary of Tootsie Roll Industries, Inc. Stock Price and Dividends Per Share" which appears on Page 20 of the 2002 Report. This section is incorporated herein by reference and filed as an exhibit to this report.

ITEM 6.    Selected Financial Data.

        See the section entitled "Five Year Summary of Earnings and Financial Highlights" which appears on Page 21 of the 2002 Report. This section is incorporated herein by reference and filed as an exhibit to this report.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        See the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Pages 6-8 of the 2002 Report. This section is incorporated herein by reference and filed as an exhibit to this report.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        See the section entitled "Quantitative and Qualitative Disclosure of Market Risk" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 8 of the 2002 Report. This section is incorporated herein by reference and filed as an exhibit to this report.

        See Note 1 of the Notes of Consolidated Financial Statements on Page 13 of the 2002 Report, which is incorporated herein by reference.

ITEM 8.    Financial Statements and Supplementary Data.

        The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 10, 2003, appearing on Pages 9-19 of the 2002 Report and the Quarterly Financial Data on Page 20 of the 2002 Report are incorporated by reference in this report. With the exception of the aforementioned information and the information incorporated in Items 1, 5, 6 and 7, the 2002 Report is not to be deemed filed as part of this report.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

PART III

ITEM 10.    Directors and Executive Officers of the Registrant.

        See the information with respect to the Directors of the Company which is set forth in the section entitled "Election of Directors" of the Company's Definitive Proxy Statement to be used in connection with the Company's 2003 Annual Meeting of Shareholders (the "2003 Proxy Statement"). Except for the last paragraph of this section relating to the compensation of Directors, this section is incorporated herein by reference. See the information in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's 2003 Proxy Statement, which section is incorporated herein by reference.

        The following table sets forth the information with respect to the executive officers of the Company:

Name	Position(1)	Age
Melvin J. Gordon*	Chairman of the Board and Chief Executive Officer(2)	83
Ellen R. Gordon*	President and Chief Operating Officer(2)	71
G. Howard Ember Jr.	Vice President/Finance	50
John W. Newlin Jr.	Vice President/Manufacturing	66
Thomas E. Corr	Vice President/Marketing and Sales	54
James M. Hunt	Vice President/Distribution	60
Barry P. Bowen	Treasurer	47
*
A member of the Board of Directors of the Company

(1)
Mr. and Mrs. Gordon and Messrs. Newlin, Corr, Ember and Bowen have served in the positions set forth in the table as their principal occupations for more than the past ten years. Mr. Hunt has served in his position for the past ten years and in the fifteen years prior to that, served the Company in the positions of Director of Distribution and Assistant Vice President of Distribution. Mr. and Mrs. Gordon also serve as President and Vice President, respectively of HDI Investment Corp., a family investment company.

(2)
Melvin J. Gordon and Ellen R. Gordon are husband and wife.

ITEM 11.    Executive Compensation.

        See the information set forth in the section entitled "Executive Compensation and Other Information" of the Company's 2003 Proxy Statement. Except for the "Report on Executive Compensation" and "Performance Graph," this section of the 2003 Proxy Statement is incorporated herein by reference. See the last paragraph of the section entitled "Election of Directors" of the 2003 Proxy Statement, which paragraph is incorporated herein by reference.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        For information with respect to the beneficial ownership of the Company's Common Stock and Class B Common Stock by the beneficial owners of more than 5% of said shares and by the management of the Company, see the sections entitled "Ownership of Common Stock and Class B Common Stock by Certain Beneficial Owners" and "Ownership of Common Stock and Class B Common Stock by Management" of the 2003 Proxy Statement. These sections of the 2003 Proxy

Statement are incorporated herein by reference. The Company has no compensation plans under which equity securities of the Company are authorized for issuance to employees.

  Certain Relationships and Related Transactions.

        See the section entitled "Certain Relationships and Related Transactions" of the 2003 Proxy Statement, which is incorporated herein by reference.

ITEM 13.    Controls And Procedures.

        Under the supervision and with the participation of management, the chief executive officer and chief financial officer of the Company have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days of the filing date of this annual report and, based on their evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures are effective. There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

ITEM 14.    Exhibits, Financial Statement Schedule and Reports on Form 8-K.

  (a)
  Financial Statements.

  The following financial statements and schedules are filed as part of this report:

  (1)
  Financial Statements (filed herewith as part of Exhibit 13):

    Report of Independent Accountants

    Consolidated Statements of Earnings, Comprehensive Earnings and Retained Earnings for the three years ended December 31, 2002

    Consolidated Statements of Cash Flows for the three years ended December 31, 2002

    Consolidated Statements of Financial Position at December 31, 2002 and 2001

    Notes to Consolidated Financial Statements

  (2)
  Financial Statement Schedule:

    Report on Independent Accountants on Financial Statement Schedule

    For the three years ended December 31, 2002—Valuation and Qualifying Accounts

    All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

  (3)
  Exhibits required by Item 601 of Regulation S-K:

    See Index to Exhibits which appears following Financial Schedule II.

    No reports on Form 8-K were filed during the quarter ended December 31, 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Tootsie Roll Industries, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOOTSIE ROLL INDUSTRIES, INC.
By:	MELVIN J. GORDON Melvin J. Gordon, Chairman of the Board of Directors and Chief Executive Officer
Date:	March 25, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MELVIN J. GORDON Melvin J. Gordon	Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)	March 25, 2003
ELLEN R. GORDON Ellen R. Gordon	Director, President and Chief Operating Officer	March 25, 2003
CHARLES W. SEIBERT Charles W. Seibert	Director	March 25, 2003
LANA JANE LEWIS-BRENT Lana Jane Lewis-Brent	Director	March 25, 2003
RICHARD P. BERGEMAN Richard P. Bergeman	Director	March 25, 2003
G. HOWARD EMBER, JR. G. Howard Ember, Jr.	Vice President, Finance (principal financial officer and principal accounting officer)	March 25, 2003

CERTIFICATIONS

I, Melvin J. Gordon, Chairman and Chief Executive Officer of Tootsie Roll Industries, Inc., certify that:

1.
I have reviewed this annual report on Form 10-K of Tootsie Roll Industries, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003
	By:	/s/ MELVIN J. GORDON Melvin J. Gordon Chairman and Chief Executive Officer

CERTIFICATION

I, G. Howard Ember, Jr., Vice President/Finance and Chief Financial Officer of Tootsie Roll Industries, Inc., certify that:

1.
I have reviewed this annual report on Form 10-K of Tootsie Roll Industries, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003
	By:	/s/ G. HOWARD EMBER, JR. G. Howard Ember, Jr. Vice President/Finance and Chief Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
Tootsie Roll Industries, Inc.:

        Our audits of the consolidated financial statements referred to in our report dated February 10, 2003 appearing in the 2002 Annual Report to Shareholders of Tootsie Roll Industries, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Chicago, Illinois
February 10, 2003

TOOTSIE ROLL INDUSTRIES, INC.
AND SUBSIDIARY COMPANIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

DECEMBER 31, 2002, 2001 AND 2000

Description	Balance at beginning of year	Additions charged to costs and expenses	Deductions(1)	Balance at End of Year
2002:
Reserve for bad debts	$1,746,000	$347,226	$464,226	$1,629,000
Reserve for cash discounts	291,000	7,510,884	7,425,884	376,000

	$2,037,000	$7,858,110	$7,890,110	$2,005,000

2001:
Reserve for bad debts	$1,799,000	$364,678	$417,678	$1,746,000
Reserve for cash discounts	348,000	7,227,905	7,284,905	291,000

	$2,147,000	$7,592,583	$7,702,583	$2,037,000

2000:
Reserve for bad debts	$1,751,000	$298,228	$250,228	$1,799,000
Reserve for cash discounts	281,000	7,761,472	7,694,472	348,000

	$2,032,000	$8,059,700	$7,944,700	$2,147,000

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
13
The following items incorporated by reference herein from the Company's 2002 Annual Report to Shareholders for the year ended December 31, 2002 (the "2002 Report"), are filed as Exhibits to this report:
	(i)	Information under the section entitled "International" set forth on Page 4 of the 2002 Report;
	(ii)	Information under the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth on Pages 5-7 of the 2002 Report;
	(iii)	Consolidated Statement of Earnings, Comprehensive Earnings and Retained Earnings for the three years ended December 31, 2002 set forth on Page 8 of the 2002 Report;
	(iv)	Consolidated Statement of Financial Position at December 31, 2002 and 2001 set forth on Pages 9-10 of the 2002 Report;
	(v)	Consolidated Statement of Cash Flows for the three years ended December 31, 2002 set forth on Page 11 of the 2002 Report;
	(vi)	Notes to Consolidated Financial Statements set forth on Pages 12-15 of the 2002 Report;
	(vii)	Report of Independent Accountants set forth on Page 15 of the 2002 Report;
	(viii)	Quarterly Financial Data set forth on Page 16 of the 2002 Report;
	(ix)	Information under the section entitled "2002-2001 Quarterly Summary of Tootsie Roll Industries, Inc. Stock Price and Dividends per Share" set forth on Page 16 of the 2002 Report; and
	(x)	Information under the section entitled "Five Year Summary of Earnings and Financial Highlights" set forth on Page 17 of the 2002 Report.
21	List of Subsidiaries of the Company.
99	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Executive compensation plan or arrangement.

QuickLinks

TABLE OF CONTENTS
Forward-Looking Information
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
PART III
  ITEM 10. Directors and Executive Officers of the Registrant.
  ITEM 11. Executive Compensation.
  ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  ITEM 13. Controls And Procedures.
  ITEM 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K.
SIGNATURES
CERTIFICATIONS
REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE
TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS DECEMBER 31, 2002, 2001 AND 2000
INDEX TO EXHIBITS