Form 10-Q
period 2003-03-29
TOOTSIE ROLL INDUSTRIES INC
filed 2003-05-09
CIK 98677

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                        FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended MARCH 29, 2003

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

                   Yes  X         No ___

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

                   Yes  X         No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (March
29, 2003)

Class                                             Outstanding (In Thousands)

Common Stock, $.69 4/9 par value                  34,794
Class B Common Stock, $.69 4/9 par value          17,259





         TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES



                        MARCH 29, 2003



                             INDEX

                                                  Page No.
Part I - Financial Information

  Item 1. Financial Statements:

          Consolidated Statements of Financial Position           2

          Consolidated Statements of Earnings, Comprehensive
           Earnings and Retained Earnings                         3

          Consolidated Statements of Cash Flows                   4

          Notes to Consolidated Financial Statements              5


  Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                    6

  Item 3. Quantitative and Qualitative Disclosures About
           Market Risk                                            6B

  Item 4. Controls and Procedures                                 6C

Part II - Other Information

  Item 5. Other Information                                       7

  Item 6. Exhibits and reports on Form 8-K

  Signatures                                                      7

  Certifications                                                  7A-B



                                 ITEM 1. FINANCIAL INFORMATION
                       TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                               (in thousands of dollars)       (UNAUDITED)

ASSETS                                                March 29,       March 30,        Dec. 31,
 CURRENT ASSETS                                          2003            2002            2002____
  Cash & Cash Equivalents                              $ 59,895     $     75,319         $105,507
  Investments                                            47,888           65,418           40,737
  Trade Accounts Receivable,
   Less Allowances of
   $2,745, $1,981 & $2,005                               28,587           24,814           22,686
  Other Receivables                                       3,825            2,907            4,073
  Inventories, at Cost
   Finished Goods & Work in Process                      32,919           32,164           26,591
   Raw Material & Supplies                               20,896           20,530           17,054
  Prepaid Expenses                                       12,570           12,041            3,819
  Deferred Income Taxes                                   4,481            1,772            4,481

   Total Current Assets                                 211,061          234,965          224,948

 PROPERTY, PLANT & EQUIPMENT,
 (at cost)
  Land                                                    8,284            8,354            8,297
  Buildings                                              43,909           43,606           43,948
  Machinery & Equipment                                 198,899          191,393          196,706
                                                        251,092          243,353          248,951
 Less-Accumulated Depreciation                          122,676          111,967          120,082
                                                        128,416          131,386          128,869
 OTHER ASSETS

  Goodwill                                               38,151           38,151           38,151
  Trademarks                                             79,348           79,348           79,348
  Investments                                           131,916           85,977          116,501
  Split dollar officer life Insurance and
   Other Assets                                          58,262           53,066           58,263
                                                        307,677          256,542          292,263

   Total Assets                                        $647,154         $622,893         $646,080

(The accompanying notes are an integral part of these statements)


                  (in thousands except per share data)      (UNAUDITED)


LIABILITY AND SHAREHOLDERS' EQUITY                    March 29,       March 30,        Dec. 31,
 CURRENT LIABILITIES                                     2003            2002            2002____
  Accounts Payable                                     $ 13,764         $ 12,227         $ 12,505
  Dividends Payable                                       3,607            3,866            3,579
  Accrued Liabilities                                    36,187           31,743           35,825
  Income Taxes Payable                                   16,671           16,501           11,187
    Total Current Liabilities                            70,229           64,337           63,096

 NON-CURRENT LIABILITIES

  Industrial Development Bonds                            7,500            7,500            7,500
  Postretirement health care and Life
    insurance benefits                                    8,317            7,617            8,151
  Deferred Compensation and Other Liabilities            21,112           21,100           20,939
  Deferred Income Taxes                                  19,833           16,463           19,654
    Total Non-Current Liabilites                         56,762           52,680           56,244

 SHAREHOLDERS' EQUITY

 Common Stock, $.69-4/9 par value-
  120,000, shares authorized 34,794, 34,878 & 34,248
  respectively, issued                                   24,162           24,220           23,783
 Class B Common Stock, $.69-4/9 par value-
  40,000, shares authorized 17,259, 16,793 & 16,759,
  respectively, issued                                   11,985           11,662           11,638
 Capital in Excess of Par Value                         383,580          376,283          355,658
 Retained Earnings                                      113,498          105,885          148,705
 Accumulated Other Comprehensive Earnings (loss)        (11,070)         (10,182)         (11,052)
 Treasury Stock (at cost)-
  56, 56 & 56, shares respectively                       (1,992)          (1,992)          (1,992)
   Total Shareholders' Equity                           520,163          505,876          526,740
   Total Liabilities and
     Shareholders' Equity                              $647,154         $622,893         $646,080



                                                       -2A-

                           TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF
                 EARNINGS, COMPREHENSIVE EARNINGS AND RETAINED EARNINGS (NOTE 1)
                       (in thousands except per share amounts)                             (UNAUDITED)
                                                                                         13 Weeks Ended
                                                                            March 29, 2003      &         March 30,2002
Net Sales (Note 2)                                                              $ 75,570                      $ 78,991
Cost of Goods Sold                                                                42,627                        43,160

  Gross Margin                                                                    32,943                        35,831

Selling, Marketing and Administrative Expense                                     17,528                        17,496

  Earnings from Operations                                                        15,415                        18,335
Other Income, Net                                                                  1,065                         1,163

  Earnings before Income Taxes                                                    16,480                        19,498
Provision for Income Taxes                                                         5,571                         6,726
Net Earnings                                                                      10,909                        12,772

Other Comprehensive Income, before Tax:

Foreign Currency Translation Adjustments                                            (322)                          291

Unrealized Gains on Securities:
  Unrealized holding gains (losses) arising during period      $    (67)                        $(133)
  Less: Amounts realized in earnings                                 12              (55)          49              (84)

Unrealized Gains on Derivatives:
  Unrealized holding gains (losses) arising during period           448                        (1,010)
  Less: Amounts realized in earnings                                 90              538          205             (805)

Other comprehensive income (loss), before tax                                        161                          (598)

Income tax benefit (expense) related to items of other
  comprehensive income                                                              (179)                          329

Other comprehensive income (loss), net of tax                                        (18)                         (269)

Comprehensive Earnings                                                          $ 10,891                       $ 12,503

Retained Earnings at Beginning of Period                                        $148,705                       $161,345
  Net Earnings                                                                    10,909                         12,772
  Cash Dividends                                                                  (3,545)                        (3,508)
  Stock Dividends - 3%                                                           (42,571)                       (64,724)

Retained Earnings at End of Period                                              $113,498                       $105,885

   Net Earnings Per Share (Note 3)                                                  $.21                           $.24
   Dividends Per Share *                                                            $.07                           $.07

Average Number of Shares Outstanding                                              52,230                         53,275

*Does not include 3% Stock Dividend to Shareholders of Record on 3/04/03 and 3/05/02.

(The accompanying notes are an integral part of the statements)

                         TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)
                                                           13 WEEKS ENDED
                                                 March 29, 2003  &  March 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings                                          $ 10,909            $ 12,772
Adjustments to reconcile net earnings to
 Net cash provided by operating
 activities:
  Depreciation and amortization                          2,652               3,047
  Purchase of trading securities                        (1,391)             (1,303)
  (Increase) decrease in assets:
   Accounts receivable                                  (5,964)             (4,357)
   Other receivables                                       586                 (84)
   Inventories                                         (10,232)            (11,450)
   Prepaid expenses and other assets                    (8,784)             (9,516)

   Increase (decrease) in liabilities:
   Accounts payable and accrued liabilities              1,660                 424
   Income taxes payable and deferred                     5,650               5,398
   Postretirement health care and life
    insurance benefits                                     166                 166
   Deferred compensation and other liabilities             173                 473
   Other                                                   (37)                 15

Net cash used in operating activities                   (4,612)             (4,415)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                  (2,385)             (1,708)
  Purchase of held to maturity securities              (82,684)            (79,539)
  Maturity of held to maturity securities               61,791              69,840
  Purchase of available for sale securities             (6,612)             (9,776)
  Sale and maturity of available for
   sales securities                                      6,330               9,144

Net cash used in investing activities                  (23,560)            (12,039)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Dividends paid in cash                                (3,575)             (3,531)
  Shares repurchased and retired                       (13,865)            (11,228)

Net cash used in financing activities                  (17,440)            (14,759)

Decrease in cash and cash equivalents                  (45,612)            (31,213)
Cash and cash equivalents-beginning of year            105,507             106,532

Cash and cash equivalents end of quarter              $ 59,895            $ 75,319
Supplemental cash flow information:

  Income taxes paid                                   $  1,885            $  1,354
  Interest paid                                       $     87            $    135

(The accompanying notes are an integral part of the statements)



          TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 29, 2003
       (in thousands except per share amounts) (UNAUDITED)


Note 1 - Foregoing data has been prepared from the unaudited financial records of the Company and in the opinion of management all adjustments necessary for a fair statement of the results for the interim period have been reflected. All adjustments were of a normal and recurring nature. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's 2002 Annual Report on Form 10-K.


Note 2 - The Company's unshipped orders amounted to $16,600 and $14,300, at March 29, 2003 and March 30, 2002,
         respectively.


Note 3 - Average shares outstanding for the period ended March 29, 2003 reflects stock repurchases of 473 shares for $13,865 and a 3% stock dividend distributed on April 16, 2003. Average shares outstanding for the period ended March 30, 2002 reflects stock repurchases of 285 for $11,228 and a 3% stock dividend distributed on April 17, 2002.


Note 4 - Results of operations for the period ended March 29, 2003 are not necessarily indicative of results to be expected for the year to end December 31, 2003 because of the seasonal nature of the Company's operations. Historically, the Third Quarter has been the Company's largest sales quarter due to Halloween sales.


Note 5 - In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No.
         146). The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement did not have a significant impact on the Company's financial statements.



Note 6 - In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarities that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company has no significant guarantees which would need to be recognized and measured under the Interpretation and no significant guarantees which meet the disclosure requirements as of March 29, 2003.





































                               -5A-


               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management's discussion of the company's operating results and analysis of factors which have affected the accompanying Statement of Earnings.

NET SALES:
                                       First Quarter, 2003
                First Quarter                  vs.
           2003          2002          First Quarter, 2002
         $75,570       $78,991                -4.3%

First Quarter 2003 net sales of $75,570, were down 4.3% from First Quarter 2002 net sales of $78,991. The decline in net sales is due to the timing of the Easter seasonal product shipments, reduced shipping days in the quarter, and higher sales in the fourth quarter of 2002 resulting from some advance buy-in in December 2002 in anticipation of January 2003 price increases.
The increase in April 2003 sales exceeded the sales shortfall in First Quarter 2003 which reflects the timing of shipments as discussed above. Lower Mexican sales also contributed to the sales decline in First Quarter 2003.

First Quarter 2003 net sales of $75,570 were down from Fourth Quarter 2002 net sales of $90,766. This is not considered unusual as the First Quarter of the year is historically the Company's lowest sales quarter.


COST OF SALES:
                                                   Cost of Sales as a
              First Quarter                     Percentage of Net Sales
          2003           2002                1st Qtr. 2003    1st Qtr. 2002
        $42,627        $43,160                    56.4%           54.6%


Cost of sales as a percentage of net sales increased from from 54.6% for First Quarter 2002 to 56.4% for First Quarter 2003. This adverse increase reflects higher ingredient costs and lower sales volume as discussed above. The Company has experienced higher ingredient costs for almost all of its principal ingredients, including sugar, corn syrup, vegetable oil, cocoa and chocolate. Although price increases were initiated for many of the Company's products in January 2003, additional price increases and bag weight declines (indirect selling price increases) on certain items are being further phased-in throughout the balance of 2003 to mitigate some of these higher costs.





NET EARNINGS:
                                              First Quarter, 2003
              First Quarter                            vs.
         2003             2002                First Quarter, 2002
       $10,909          $12,772                    -14.6%


First Quarter earnings from operations were $15,415 and $18,335 in 2003 and 2002, respectively. The decrease in operating earnings principally results from higher ingredient costs and the effects of lower sales volume, as discussed above, as well as an additional $0.5 million pre-tax provision for a customer bankruptcy.

First Quarter 2003 net earnings were $10,909 compared to First Quarter 2002 net earnings of $12,772. First Quarter 2003 earnings per share were $0.21, compared to $.24 per share in the prior year comparative period, a decrease of $.03 or 12.5%. In addition to the factors discussed above that affected operating earnings, lower investment income also contributed to lower First Quarter 2003 net earnings as compared to First Quarter 2002.

The consolidated effective income tax rate favorably decreased from 34.5% in the First Quarter of 2002 to 33.8% in the First Quarter of 2003. This improvement generally reflects a reduction in state income taxes.




LIQUIDITY AND CAPITAL RESOURCES:

The Company's current ratio (current assets divided by current liabilities) is 3.0 to 1 as of the end of the First Quarter 2003 as compared to 3.7 to 1 as of the First Quarter 2002 and 3.6 to 1 as of the Fourth Quarter 2002.
Net working capital was $140,832 as of the end of the First Quarter 2003 as compared to $161,852 and $170,628 as of the end of the Fourth Quarter 2002 and First Quarter 2002, respectively. These decreases in working capital are principally reflected in long-term investments which were $131,916 as of the First Quareter 2003 compared to $116,501 and $85,977, as of the end of the Fourth Quarter 2002 and First Quarter 2002, respectively. Net cash used in operating activities was $4,612 for the quarter ended March 29, 2003 and $4,415 for the quarter ended March 30, 2002. The change primarily reflects increased accounts receivable levels at March 29, 2003, partially offset by changes in other receivables, inventories, accounts payable and accrued liabilities. Capital expenditures for 2003 are anticipated to be generally in line with historical annualized spending and are to be funded from the Company's cash flow from operations and internal sources.

Investments in debt securities that matured during the quarters ended March 29, 2003 and March 30, 2002 were generally replaced with debt securities of similar maturities.


                                  -6A-


The Company repurchased and retired $13,865 and $11,228 of its shares outstanding during the First Quarter 2003 and 2002, respectively.

This discussion and certain other sections of this Form 10-Q contain forward-looking statements that are based largely on the Company's current expectations and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements. Such risks, trends and uncertainties, which in some instances are beyond the Company's control, include changes in demand and consumer preferences, including seasonal events such as Halloween; the effect of ingredient costs; the effect of acquisitions on the Company's results of operations and financial condition; the Company's reliance on third-party vendors for various goods and services; changes in the confectionary market place including action taken by major retailers and customer accounts; customer and consumer response to marketing programs and price adjustments; changes in governmental laws and regulations including taxes; and the overall competitive environment. The words "believe," "expect," "anticipate," "estimate," "intend" and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are as of the date of this filing.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK:

The Company is exposed to various market risks, including fluctuations in sugar, corn syrup, edible oils, cocoa and packaging costs. The Company also invests in securities with maturities of up to three years, the majority of which are held to maturity, which limits the Company's exposure to interest rate fluctuations. There has been no material change in the Company's market risks that would significantly affect the disclosures made in the Form 10-K for the year ended December 31, 2002.
















                              -6B-



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

























                              -6C-


            PART II - OTHER INFORMATION

           TOOTSIE ROLL INDUSTRIES, INC.
                  AND SUBSIDIARIES______

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 99 - Certification Pursuant to 18 U.S.C. Section
    1350, as Adopted Pursuant to Section 906 of the Sarbanes
    -Oxley Act of 2002.

(b) Form 8-K was filed on April 16, 2003 containing a Press
    Release announcing first quarter 2003 earnings.







                     SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            TOOTSIE ROLL INDUSTRIES, INC.


Date:  May 08, 2003         BY:____________________________
                               Melvin J. Gordon
                               Chairman of the Board



                            BY:____________________________
                               G. Howard Ember, Jr.
                               Vice President - Finance


                           -7-
Section 302 Certification

1. I, Melvin J. Gordon, Chairman and Chief Executive Officer of Tootsie Roll Industries, Inc., certify that I have reviewed this Form 10-Q of Tootsie Roll Industries, Inc.
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  May 08, 2003                          ______________________
                                              Melvin J. Gordon
                                              Chairman and Chief
                                              Executive officer

                                 -7A-
Section 302 Certification

1. I, G Howard Ember, Vice President/Finance and Chief Financial Officer of Tootsie Roll Industries, Inc., certify that I have reviewed this Form 10-Q of Tootsie Roll Industries, Inc.
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  May 08, 2003                   __________________________
                                       G. Howard Ember, Jr.
                                       Vice President/Finance and
                                       Chief Financial Officer


                                    -7B-

Exhibit 99


    Certification Pursuant to 18 U.S.C. Section 1350, as
Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


    Each of the undersigned officers of Tootsie Roll Industries, Inc.

Certifies that (i) the Quarterly Report on Form 10-Q of Tootsie Roll

Industries, Inc. for the quarterly period ended March 29, 2003 (the

Form 10-Q) fully complies with the requirements of secton 13(a) or

15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q fairly presents, in all material respects,

the financial condition and results of operations of Tootsie Roll

Industries, Inc.









Dated: May 08, 2003                  _______________________
                                     MELVIN J GORDON
                                     Chairman and Chief and
                                     Executive Officer



Dated: May 08, 2003                  _______________________
                                     G. Howard Ember, Jr.
                                     V.P./Finance and
                                     Chief Financial Officer











                                -7C-