Form 10-Q/A
period 2003-03-29
TOOTSIE ROLL INDUSTRIES INC
filed 2003-05-13
CIK 98677

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


                            TOOTSIE ROLL INDUSTRIES, INC.


Date:  May 08, 2003         BY:_/S/ MELVIN J. GORDON_______
                               Melvin J. Gordon
                               Chairman of the Board



                            BY:_/S/ G. HOWARD EMBER, JR.___
                               G. Howard Ember, Jr.
                               Vice President - Finance


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


Dated:  May 08, 2003                          _/S/ MELVIN J. GORDON_
                                              Melvin J. Gordon
                                              Chairman and Chief
                                              Executive officer

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


Dated:  May 08, 2003                   _/S/ G. HOWARD EMBER, JR._
                                       G. Howard Ember, Jr.
                                       Vice President/Finance and
                                       Chief Financial Officer


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

Industries, Inc.









Dated: May 08, 2003                  _/S/ MELVIN J. GORDON__
                                     MELVIN J GORDON
                                     Chairman and Chief and
                                     Executive Officer



Dated: May 08, 2003                  _/S/ G. HOWARD EMBER, JR.
                                     G. Howard Ember, Jr.
                                     V.P./Finance and
                                     Chief Financial Officer











                                -7C-