Form 10-Q
period 2003-06-28
TOOTSIE ROLL INDUSTRIES INC
filed 2003-08-07
CIK 98677

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                        FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended JUNE 28, 2003

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

                   Yes  X         No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (June
28, 2003)

Class                                             Outstanding (In Thousands)

Common Stock, $.69 4/9 par value                  34,572
Class B Common Stock, $.69 4/9 par value          17,233





         TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES



                        JUNE 28, 2003



                             INDEX

                                                  Page No.
Part I - Financial Information

  Item 1. Financial Statements: (unaudited)

          Consolidated Statements of Financial Position           2

          Consolidated Statements of Earnings, Comprehensive
           Earnings and Retained Earnings                         3

          Consolidated Statements of Cash Flows                   4

          Notes to Consolidated Financial Statements              5


  Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                    6-6B

  Item 3. Quantitative and Qualitative Disclosures About
           Market Risk                                            6C

  Item 4. Controls and Procedures                                 6C

Part II - Other Information

  Item 2. Changes in Securities and Use of Proceeds               7

  Item 4. Submission of Matters to a Vote of Security Holders     7

  Item 6. Exhibits and Reports on Form 8-K                        7

  Signatures                                                      7

  Exhibits 31.1 and 31.2                                          7A-B

  Exhibit 32                                                      7C


                                 ITEM 1. FINANCIAL INFORMATION
      TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                               (in thousands of dollars)       (UNAUDITED)

ASSETS                                                June 28,        June 29,         Dec. 31,
 CURRENT ASSETS                                          2003            2002            2002____
  Cash & cash equivalents                              $ 54,354     $     71,111         $105,507
  Investments                                            58,876           62,682           40,737
  Trade accounts receivable,
   Less allowances of 2,070, $2,012 &
    $2,005, respectively                                 20,591           22,306           22,686
  Other receivables                                       3,104            3,898            4,073
  Inventories, at cost
   Finished goods & work in process                      53,091           54,835           26,591
   Raw material & supplies                               20,924           21,460           17,054
  Prepaid expenses                                        9,196            8,061            3,819
  Deferred income taxes                                   4,481            1,772            4,481

   Total current assets                                 224,617          246,125          224,948

 PROPERTY, PLANT & EQUIPMENT,
 (at cost)
  Land                                                    8,299            8,335            8,297
  Buildings                                              43,953           43,553           43,948
  Machinery & equipment                                 202,812          192,323          196,706
                                                        255,064          244,211          248,951
 Less-accumulated depreciation                          125,814          114,738          120,082
 Net property, plant and equipment                      129,250          129,473          128,869

 OTHER ASSETS

  Goodwill                                               38,151           38,151           38,151
  Trademarks                                             79,348           79,348           79,348
  Investments                                           128,177           88,588          116,501
  Split dollar officer life insurance and
   Other assets                                          58,260           55,028           58,263
                                                        303,936          261,115          292,263

   Total assets                                        $657,803         $636,713         $646,080

                                                    -2-

(The accompanying notes are an integral part of these statements)


                  (in thousands except per share data)      (UNAUDITED)


LIABILITIES AND SHAREHOLDERS' EQUITY                  June 28,        June 29,         Dec. 31,
 CURRENT LIABILITIES                                     2003            2002            2002____
  Accounts payable                                     $ 13,122         $ 13,228         $ 12,505
  Dividends payable                                       3,627            3,617            3,579
  Accrued liabilities                                    37,804           34,014           35,825
  Income taxes payable                                   22,329           19,843           11,187
    Total current liabilities                            76,882           70,702           63,096

 NON-CURRENT LIABILITIES

  Industrial development bonds                            7,500            7,500            7,500
  Postretirement health care and life
    Insurance benefits                                    8,512            7,794            8,151
  Deferred compensation and other liabilities            23,222           20,612           20,939
  Deferred income taxes                                  19,775           16,742           19,654
    Total non-current liabilites                         59,009           52,648           56,244
    Total liabilities                                   135,891          123,350          119,340

 SHAREHOLDERS' EQUITY

 Common stock, $.69-4/9 par value-
  120,000, shares authorized 34,572, 34,871 & 34,248
  respectively, issued                                   24,008           24,216           23,783
 Class B common stock, $.69-4/9 par value-
  40,000, shares authorized 17,233, 16,784 & 16,759,
  respectively, issued                                   11,967           11,655           11,638
 Capital in excess of par value                         376,405          375,700          355,658
 Retained earnings                                      122,191          114,588          148,705
 Accumulated other comprehensive earnings (loss)        (10,667)         (10,804)         (11,052)
 Treasury stock (at cost)-
  56, 56 & 56, shares respectively                       (1,992)          (1,992)          (1,992)
   Total shareholders' equity                           521,912          513,363          526,740
   Total liabilities and
     Shareholders' equity                              $657,803         $636,713         $646,080


                                                       -2A-

The accompanying notes are an integral part of these statements.

                           TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF
                 EARNINGS, COMPREHENSIVE EARNINGS AND RETAINED EARNINGS (NOTE 1)
                       (in thousands except per share amounts)                             (UNAUDITED)
                                                                                         13 Weeks Ended
                                                                            June 28, 2003       &          June 29,2002
Net sales (note 2)                                                              $ 77,725                      $ 77,131
Cost of goods sold                                                                41,498                        41,376

  Gross margin                                                                    36,227                        35,755

Selling, marketing and administrative expense                                     18,367                        18,049

  Earnings from operations                                                        17,860                        17,706
Other income, net                                                                    746                         1,098

  Earnings before income taxes                                                    18,606                        18,804
Provision for income taxes                                                         6,289                         6,488
Net earnings                                                                      12,317                        12,316

Other comprehensive income, before tax:

Foreign currency translation adjustments                                             501                        (1,101)

Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising during period      $    305                         $(255)
  Less: amounts realized in earnings                                 25              330            1             (254)

Unrealized gains (losses) on derivatives:
  Unrealized holding gains (losses) arising during period          (833)                          606
  Less: amounts realized in earnings                                347             (486)         408            1,014

Other comprehensive income (loss), before tax                                        345                          (341)

Income tax benefit (expense) related to items of other
  comprehensive income                                                                58                          (280)

Other comprehensive income (loss), net of tax                                        403                          (621)

Comprehensive earnings                                                          $ 12,720                       $ 11,695

Retained earnings at beginning of period                                        $113,498                       $105,885
  Net earnings                                                                    12,317                         12,316
  Cash dividends                                                                  (3,624)                        (3,613)

Retained earnings at end of period                                              $122,191                       $114,588

   Net earnings per share (note 3)                                                  $.24                           $.23
   Dividends per share *                                                            $.07                           $.07

Average number of shares outstanding                                              51,891                         53,129

*Does not include 3% stock dividend to shareholders of record on 3/04/03 and 3/05/02.
                                                              -3-
(These accompanying notes are an integral part of the statements)


                           TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF
                 EARNINGS, COMPREHENSIVE EARNINGS AND RETAINED EARNINGS (NOTE 1)
                       (in thousands except per share amounts)                             (UNAUDITED)
                                                                                         26 Weeks Ended
                                                                            June 28, 2003       &          June 29,2002
Net sales (note 2)                                                              $153,295                      $156,122
Cost of goods sold                                                                84,125                        84,536

  Gross margin                                                                    69,170                        71,586

Selling, marketing and administrative expense                                     35,895                        35,545

  Earnings from operations                                                        33,275                        36,041
Other income, net                                                                  1,811                         2,261

  Earnings before income taxes                                                    35,086                        38,302
Provision for income taxes                                                        11,860                        13,214
Net earnings                                                                      23,226                        25,088

Other comprehensive income, before tax:

Foreign currency translation adjustments                                             179                          (809)

Unrealized gains on securities:
  Unrealized holding gains (losses) arising during period      $    238                         $(388)
  Less: amounts realized in earnings                                 37              275           50             (338)

Unrealized gains on derivatives:
  Unrealized holding gains (losses) arising during period          (385)                         (404)
  Less: amounts realized in earnings                                437               52          613              209

Other comprehensive income (loss), before tax                                        506                          (938)

Income tax expense (benefit) related to items of other
  comprehensive income                                                              (121)                           47

Other comprehensive income (loss), net of tax                                        385                          (891)

Comprehensive earnings                                                          $ 23,611                       $ 24,197

Retained earnings at beginning of period                                        $148,705                       $161,345
  Net earnings                                                                    23,226                         25,088
  Cash dividends                                                                  (7,169)                        (7,121)
  Stock dividends - 3%                                                           (42,571)                       (64,724)

Retained earnings at end of period                                              $122,191                       $114,588

   Net earnings per share (note 3)                                                  $.45                           $.47
   Dividends per share *                                                            $.14                           $.14

Average number of shares outstanding                                              52,070                         53,212

*Does not include 3% stock dividend to shareholders of record on 3/04/03 and 3/05/02.
                                                              -3A-
(These accompanying notes are an integral part of the statements)

                         TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)
                                                           26 WEEKS ENDED
                                                 June 29, 2003   &   June 29, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                          $ 23,226            $ 25,088
Adjustments to reconcile net earnings to
 Net cash provided by operating
 activities:
  Depreciation and amortization                          5,791               5,818
  Amortization/accretion of marketable securities        1,223                 590
  Purchase of trading securities                        (2,126)             (1,759)
  (Increase) decrease in assets:
   Accounts receivable                                   2,119              (2,008)
   Other receivables                                     1,000                (436)
   Inventories                                         (30,324)            (35,382)
   Prepaid expenses and other assets                    (5,372)             (7,484)

  Increase (decrease) in liabilities:
   Accounts payable and accrued liabilities              2,570               3,790
   Income taxes payable and deferred                    11,272               8,991
   Postretirement health care and life
    insurance benefits                                     361                 344
   Deferred compensation and other liabilities             494                 697
   Other                                                     7                 (33)

Net cash provided by (used in) operating activities     10,241              (1,784)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                  (6,065)             (3,157)
  Purchase of held to maturity securities              (35,941)            (22,286)
  Maturity of held to maturity securities               10,066              16,074
  Purchase of available for sale securities            (17,746)            (16,733)
  Sale and maturity of available for
   sales securities                                     16,682              11,679

Net cash used in investing activities                  (33,004)            (14,423)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Shares repurchased and retired                       (21,212)            (11,822)
  Dividends paid in cash                                (7,178)             (7,392)

Net cash used in financing activities                  (28,390)            (19,214)

Decrease in cash and cash equivalents                  (51 153)            (35,421)
Cash and cash equivalents-beginning of year            105,507             106,532

Cash and cash equivalents end of quarter              $ 54,354            $ 71,111
Supplemental cash flow information:

  Income taxes paid                                   $  2,756            $  4,164
  Interest paid                                       $    117            $    216

(These accompanying notes are an integral part of the statements)



                                            -4-

          TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 28, 2003
       (in thousands except per share amounts) (UNAUDITED)


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


Note 2 - Average shares outstanding for the period ended June 28, 2003 reflects stock repurchases of 721 shares for $21,212 and a 3% stock dividend distributed on April 16, 2003. Average shares outstanding for the period ended June 29, 2002 reflects stock repurchases of 300 for $11,822 and a 3% stock dividend distributed on April 17, 2002.


Note 3 - Results of operations for the period ended June 28, 2003 are not necessarily indicative of results to be expected for the year to end December 31, 2003 because of the seasonal nature of the Company's operations. Historically, the Third Quarter has been the Company's largest sales quarter due to Halloween sales.


Note 4 - New Accounting and Reporting Pronouncements:
         In June 2002, the FASB issued Statement of Financial

         Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No.
         146). The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including
         Indirect Guarantees of Indebtedness of Others." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS
         No. 149). SFAS No. 149 amends and clarifies financial accounting and reporting related to derivative instruments, including certain derivative instruments embedded in other contracts. In November 2002, the EITF published Issue No.

                               -5-



         00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"), which addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In January 2003, the FASB issued FASB Interpretation No. 46, Consoli-dation of Variable Interest Entities, an interpretation of ARB 51" ("FIN 46"). FIN 46 requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has the controlling financial interest. The Company believes that the above-discussed pronouncements are generally not applicable to the Company's operations and to the extent that they may be applicable they are not expected to have a significant impact on the Company's consolidated financial statements.

























                               -5A-




               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in thousands except per share amounts)

The following is Management's discussion of the company's operating results and analysis of factors which have affected the accompanying Statement of Earnings.

NET SALES:
                                       Second Quarter, 2003
             Second Quarter                    vs.
           2003          2002          Second Quarter, 2002
         $77,725       $77,131                +0.8%

                                       First Half, 2003
              First Half                       vs.
           2003         2002           First Half, 2002
         $153,295     $156,122                -1.8%

Second quarter sales were $77,725 compared to $77,131 in the second quarter 2002, an increase of $594 or 1%. First half sales were $153,295 compared to $156,122 in the prior year first half, a decrease of $2,827 or 2%. Although the timing of Easter shipments in 2003 contributed to improved sales results for the second quarter 2003, the sluggish economy, a difficult retail environ-ment, lower sales in Mexico and Canada, and higher sales in the fourth quarter of 2002 as a result of January 2003 price increases contributed to the sales decline in the first half 2003. Selective price increases did however aid sales results in the second quarter and first half of 2003.


COST OF SALES:
                                                   Cost of Sales as a
             Second Quarter                     Percentage of Net Sales
          2003           2002                2nd Qtr. 2003    2nd Qtr. 2002
        $41,498        $41,376                    53.4%           53.6%

                                                   Cost of Sales as a
              First Half                        Percentage of Net Sales
          2003           2002                1st Half 2003    1st Half 2002
        $84,125        $84,536                    54.9%           54.1%


Cost of sales as a percentage of net sales decreased from 53.6% for second quarter 2002 to 53.4% for second quarter 2003. This improvement reflects selective price increases, higher total sales and effective cost control programs, however, higher ingredient costs mitigated much of these benefits. First half cost of sales as a percentage of net sales increased from 54.1% in 2002 to 54.9% in 2003. This adverse increase in costs reflects higher ingredient costs and lower sales volume as discussed above.

                                -6-

The Company has experienced higher ingredient costs for almost all of its principal ingredients, including sugar, corn syrup, vegetable oil, cocoa and chocolate. Although selling price increases were initiated for many of the Company's products in January 2003, additional selling price increases and bag weight declines (indirect selling price increases) on certain items were phased-in throughout the first half 2003 in order to further mitigate these higher costs.


NET EARNINGS:
                                              Second Quarter, 2003
             Second Quarter                          vs.
         2003             2002                Second Quarter, 2002
       $12,317          $12,316                     +0.01%


                                               First Half, 2003
              First Half                                 vs.
         2003             2002                 First Half, 2002
       $23,226          $25,088                     -7.4%

Second quarter, earnings from operations were $17,860 and $17,706 in 2003 and 2002, respectively, an increase of $154 or 1%. First half earnings from operations were $33,275 and $36,041 in 2003 and 2002, respectively, a decrease of $2,766 or 8%. Improved second quarter 2003 earnings from operations are the result of increased sales, price increases and cost controls as discussed above. The decrease in first half 2003 operating earnings is attributed to lower sales volumes and higher ingredient costs as discussed above. In addition, first half 2003 results reflect a $500 pre-tax provision relating to a customer bankruptcy.

Second quarter 2003 net earnings were $12,317 compared to second quarter 2002 net earnings of $12,316. Second quarter 2003 earnings per share were $0.24, compared to $.23 per share in the prior year comparative period, an increase of $.01 or 4.3%. First half 2003 net earnings were $23,226 compared to the prior year first half 2002 net earnings of $25,088. First half 2003 earnings per share were $.45 compared to $.47 in first half 2002, a decrease of $.02 or 4.3%. Net earnings per share in the second quarter and first half 2003 were aided by Share repurchases which resulted in a slight reduction in average shares out-standing. Lower investment income resulting from lower interest rates adversely affected second quarter and first half 2003 net earnings as compared to corre-sponding reporting periods in 2002.

The consolidated effective income tax rate favorably decreased from 34.5% in the first half of 2002 to 33.8% in the first half of 2003. This improvement generally reflects a reduction in state income taxes.





                                  -6A-





LIQUIDITY AND CAPITAL RESOURCES:

The Company's current ratio (current assets divided by current liabilities) is
2.9 to 1 as of the end of the second quarter 2003 as compared to 3.5 to 1 as of the second quarter 2002 and 3.6 to 1 as of the fourth quarter 2002. Net working capital was $147,735 as of the end of the second quarter 2003 as compared to $175,423 and $161,852 as of the end of the second quarter 2002 and fourth quarter 2002, respectively. These decreases in working capital are principally due to changes in long-term investments, which were $128,177 as of the second quarter 2003 compared to $116,501 and $88,588 as of the end of the fourth quarter 2002 and second quarter 2002, respectively. Net cash provided by operating activities was $10,241 for the first half 2003 compared to $1,784 of cash used by operating activities for the prior year first half 2002. This change primarily reflects changes in accounts receivable, inventories, and income taxes payable and deferred. Capital expenditures for 2003 are antic-ipated to be generally in line with historical annualized spending and are to be funded from the Company's cash flow from operations and internal sources.

Investments in debt securities that matured during the first half 2003 and 2002 were generally replaced with debt securities with maturities greater than one year.

The Company repurchased and retired $21,212 and $11,822 of its shares outstand-ing during the first half 2003 and 2002, respectively.

This discussion and certain other sections of this Form 10-Q contain forward-looking statements that are based largely on the Company's current expectations and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements. Such risks, trends and uncertainties, which in some instances are beyond the Company's control, include changes in demand and consumer prefer-ences, including seasonal events such as Halloween; the effect of ingredient costs; the effect of acquisitions on the Company's results of operations and financial condition; the Company's reliance on third-party vendors for various goods and services; changes in the confectionary market place including action taken by major retailers and customer accounts; customer and consumer response to marketing programs and price adjustments; changes in governmental laws and regulations including taxes; and the overall competitive environment. The words "believe," "expect," "anticipate," "estimate," "intend" and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are as of the date of this filing.



                              -6B-




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

           TOOTSIE ROLL INDUSTRIES, INC.
                  AND SUBSIDIARIES______

Item 2.  Changes in Securities and Use of Proceeds

         Sales of unregistered Securities - None.

Item 4.  Submission of Matters to a Vote of Security-Holders

At the Annual Meeting of Shareholders of the Company, held on May 5, 2003, the following number of votes were cast for the matters indicated:

1.  For the election of five Directors of the Company by the holders of
    Common Shares and Class B Common Shares voting together:
                                                                        Broker
    Nominee                        For          Withheld     Abstain   Non-Vote
Melvin J. Gordon                 191,482,356    4,175,577      -0-        -0-

Ellen R. Gordon                  191,488,895    4,169,038      -0-        -0-

Lana Jane Lewis-Brent            193,512,160    2,145,773      -0-        -0-

Charles W. Siebert               193,494,941    2,162,992      -0-        -0-

Richard P. Bergeman              193,520,786    2,137,147      -0-        -0-


2. Proposal to ratify the appointment of PricewaterhouseCoopers LLP as auditors for the fiscal year 2003:
                                                                        Broker
                                   For          Withheld     Abstain   Non-Vote
Common Shares and Class B
Common Shares voting together    192,892,260    2,627,807    137,866      -0-

No other matters were submitted to a vote by ballot at the 2003 Annual Meeting.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 31.1 and 31.2 - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32 - Certification Pursuant to 18 U.S.C. Section 1350, as
    Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Form 8-K was furnished on April 16, 2003 containing a press release announcing first quarter 2003 earnings.

                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            TOOTSIE ROLL INDUSTRIES, INC.

Date:  Aug. 07, 2003        BY:/s/ Melvin J. Gordon_____
                               Melvin J. Gordon
                               Chairman of the Board

                            BY:_/s/ G. Howard Ember, Jr.
                               G. Howard Ember, Jr.
                               Vice President - Finance

                           -7-
Exhibit 31.1

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


Dated:  Aug. 07, 2003                  _/s/ Melvin J. Gordon_____
                                        Melvin J. Gordon
                                        Chairman and Chief
                                        Executive officer
                                 -7A-
Exhibit 31.2

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


Dated:  Aug. 07, 2003                  _/s/ G. Howard Ember, Jr._
                                       G. Howard Ember, Jr.
                                       Vice President/Finance and
                                       Chief Financial Officer
                                    -7B-

Exhibit 32


    Certificate Pursuant to Section 1350 of Chapter 63
           Of Title 18 of the United States Code


    Each of the undersigned officers of Tootsie Roll Industries, Inc.

Certifies that (i) the Quarterly Report on Form 10-Q of Tootsie Roll

Industries, Inc. for the quarterly period ended June 28, 2003 (the

Form 10-Q) fully complies with the requirements of secton 13(a) or

15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q fairly presents, in all material respects,

the financial condition and results of operations of Tootsie Roll

Industries, Inc. and its subsidiaries.









Dated: Aug. 07, 2003                 _/s/ Melvin J Gordon___
                                     MELVIN J GORDON
                                     Chairman and Chief and
                                     Executive Officer



Dated: Aug. 07, 2003                 _/s/ G. Howard Ember, Jr.
                                     G. Howard Ember, Jr.
                                     V.P./Finance and
                                     Chief Financial Officer











                                -7C-