Form 10-Q
period 2003-09-27
TOOTSIE ROLL INDUSTRIES INC
filed 2003-11-07
CIK 98677

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                        FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended SEPTEMBER 27, 2003

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

Class                                             Outstanding (In Thousands)

Common Stock, $.69 4/9 par value                  34,421
Class B Common Stock, $.69 4/9 par value          17,153




         TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES



                        SEPTEMBER 27, 2003



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

  Exhibits 31.1 and 31.2                                          7A-B

  Exhibit 32                                                      7C


                                 ITEM 1. FINANCIAL INFORMATION
      TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                               (in thousands of dollars)       (UNAUDITED)

ASSETS                                                Sept 27,        Sept 28,      Dec. 31,
 CURRENT ASSETS                                          2003          2002           2002___
  Cash & cash equivalents                              $ 46,845       $ 62,801       $105,507
  Investments                                            92,465         53,582         40,737
  Trade accounts receivable,
   Less allowances of 3,258, $3,094 &
    $2,005, respectively                                 83,137         80,717         22,686
  Other receivables                                       2,849          3,528          4,073
  Inventories, at cost
   Finished goods & work in process                      30,194         30,091         26,591
   Raw material & supplies                               16,522         17,589         17,054
  Prepaid expenses                                        5,446          5,336          3,819
  Deferred income taxes                                   4,481          1,772          4,481

   Total current assets                                 281,939        255,416        224,948

 PROPERTY, PLANT & EQUIPMENT,
 (at cost)
  Land                                                    8,277          8,308          8,297
  Buildings                                              44,001         43,556         43,948
  Machinery & equipment                                 205,159        195,768        196,706
                                                        257,437        247,632        248,951
 Less-accumulated depreciation                          128,264        117,813        120,082
 Net property, plant and equipment                      129,173        129,819        128,869

 OTHER ASSETS

  Goodwill                                               38,151         38,151         38,151
  Trademarks                                             79,348         79,348         79,348
  Investments                                           104,591        103,608        116,501
  Split dollar officer life insurance and
   Other assets                                          57,774         58,265         58,263
                                                        279,864        279,372        292,263

   Total assets                                        $690,976       $664,607       $646,080

(The accompanying notes are an integral part of these statements)


                  (in thousands except per share data)      (UNAUDITED)


LIABILITIES AND SHAREHOLDERS' EQUITY                  Sept 27,        Sept 28,     Dec. 31,
 CURRENT LIABILITIES                                     2003          2002          2002____
  Accounts payable                                     $ 16,037       $ 13,096       $ 12,505
  Dividends payable                                       3,613          3,612          3,579
  Accrued liabilities                                    46,160         41,371         35,825
  Income taxes payable                                   27,717         21,194         11,187
    Total current liabilities                            93,527         79,273         63,096

 NON-CURRENT LIABILITIES

  Industrial development bonds                            7,500          7,500          7,500
  Postretirement health care and life
    Insurance benefits                                    8,690          7,966          8,151
  Deferred compensation and other liabilities            24,284         19,927         20,939
  Deferred income taxes                                  19,633         16,665         19,654
    Total non-current liabilites                         60,107         52,058         56,244
    Total liabilities                                   153,634        131,331        119,340

 SHAREHOLDERS' EQUITY

 Common stock, $.69-4/9 par value-
  120,000, shares authorized 34,421, 34,821 & 34,248
  respectively, issued                                   23,903         24,182         23,783
 Class B common stock, $.69-4/9 par value-
  40,000, shares authorized 17,153, 16,765 & 16,759,
  respectively, issued                                   11,912         11,642         11,638
 Capital in excess of par value                         369,446        373,157        355,658
 Retained earnings                                      145,527        137,596        148,705
 Accumulated other comprehensive earnings (loss)        (11,454)       (11,309)       (11,052)
 Treasury stock (at cost)-
  56, 56 & 56, shares respectively                       (1,992)        (1,992)        (1,992)
   Total shareholders' equity                           537,342        533,276        526,740
   Total liabilities and
     Shareholders' equity                              $690,976       $664,607       $646,080


                                                       -2A-

The accompanying notes are an integral part of these statements.


                           TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF
                 EARNINGS, COMPREHENSIVE EARNINGS AND RETAINED EARNINGS (NOTE 1)
                       (in thousands except per share amounts)                             (UNAUDITED)
                                                                                         13 Weeks Ended
                                                                            Sept 27, 2003       &          Sept 28,2002
Net sales                                                                       $147,201                      $146,298
Cost of goods sold                                                                84,818                        84,338

  Gross margin                                                                    62,383                        61,960

Selling, marketing and administrative expense                                     22,568                        22,599

  Earnings from operations                                                        39,815                        39,361
Other income, net                                                                    886                           845

  Earnings before income taxes                                                    40,701                        40,206
Provision for income taxes                                                        13,756                        13,590
Net earnings                                                                      26,945                        26,616

Other comprehensive income, before tax:

Foreign currency translation adjustments                                            (545)                         (377)

Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising during period         $ 150                         $(423)
  Less: amounts realized in earnings                                (37)             113            6             (417)

Unrealized losses on derivatives:
  Unrealized holding losses arising during period                  (341)                         (192)
  Less: amounts realized in earnings                               (156)            (497)         405              213

Other comprehensive loss, before tax                                                (929)                         (581)

Income tax benefit related to items of other
  comprehensive income                                                               142                            76

Other comprehensive loss, net of tax                                                (787)                         (505)

Comprehensive earnings                                                          $ 26,158                       $ 26,111

Retained earnings at beginning of period                                        $122,191                       $114,588
  Net earnings                                                                    26,945                         26,616
  Cash dividends                                                                  (3,609)                        (3,608)

Retained earnings at end of period                                              $145,527                       $137,596

   Net earnings per share (note 2)                                                  $.52                           $.50
   Dividends per share *                                                            $.07                           $.07

Average number of shares outstanding                                              51,662                         53,074

*Does not include 3% stock dividend to shareholders of record on 3/04/03 and 3/05/02.

(These accompanying notes are an integral part of the statements)



                           TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF
                 EARNINGS, COMPREHENSIVE EARNINGS AND RETAINED EARNINGS (NOTE 1)
                       (in thousands except per share amounts)                             (UNAUDITED)
                                                                                         39 Weeks Ended
                                                                            Sept 27, 2003       &          Sept 28,2002
Net sales                                                                       $300,496                      $302,420
Cost of goods sold                                                               168,943                       168,874

  Gross margin                                                                   131,553                       133,546

Selling, marketing and administrative expense                                     58,463                        58,144

  Earnings from operations                                                        73,090                        75,402
Other income, net                                                                  2,697                         3,106

  Earnings before income taxes                                                    75,787                        78,508
Provision for income taxes                                                        25,616                        26,804
Net earnings                                                                      50,171                        51,704

Other comprehensive income, before tax:

Foreign currency translation adjustments                                            (366)                       (1,186)

Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising during period         $ 388                         $(811)
  Less: amounts realized in earnings                                -0-              388           56             (755)

Unrealized gains on derivatives:
  Unrealized holding losses arising during period                  (726)                         (596)
  Less: amounts realized in earnings                                281             (445)       1,018              422

Other comprehensive loss, before tax                                                (423)                       (1,519)

Income tax benefit related to items of other
  comprehensive income                                                                21                           123

Other comprehensive loss, net of tax                                                (402)                       (1,396)

Comprehensive earnings                                                          $ 49,769                       $ 50,308

Retained earnings at beginning of period                                        $148,705                       $161,345
  Net earnings                                                                    50,171                         51,704
  Cash dividends                                                                 (10,778)                       (10,729)
  Stock dividends - 3%                                                           (42,571)                       (64,724)

Retained earnings at end of period                                              $145,527                       $137,596

   Net earnings per share (note 2)                                                  $.97                          $ .97
   Dividends per share *                                                            $.21                           $.21

Average number of shares outstanding                                              51,939                         53,166

*Does not include 3% stock dividend to shareholders of record on 3/04/03 and 3/05/02.

                                                              -3A-

(These accompanying notes are an integral part of the statements)

                         TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)
                                                           39 WEEKS ENDED
                                                 Sept 27, 2003   &   Sept 28, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                          $ 50,171            $ 51,704
Adjustments to reconcile net earnings to
 Net cash provided by operating
 activities:
  Depreciation and amortization                          8,753               8,893
  Amortization/accretion of marketable securities        1,886                 949
  Purchase of trading securities                        (2,591)             (2,185)
  (Increase) decrease in assets:
   Accounts receivable                                 (60,540)            (60,577)
   Other receivables                                       943                 220
   Inventories                                          (3,181)             (6,837)
   Prepaid expenses and other assets                    (1,153)             (8,007)

  Increase (decrease) in liabilities:
   Accounts payable and accrued liabilities             13,946              11,084
   Income taxes payable and deferred                    16,510              10,402
   Postretirement health care and life
    insurance benefits                                     540                 516
   Deferred compensation and other liabilities           1,933               1,932
   Other                                                   (16)                (38)

Net cash provided by operating activities               27,201               8,056

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                  (9,272)             (6,788)
  Purchase of held to maturity securities              (47,091)            (49,893)
  Maturity of held to maturity securities               19,401              29,858
  Purchase of available for sale securities            (41,359)            (26,248)
  Sale and maturity of available for
   sales securities                                     31,593              26,701

Net cash used in investing activities                  (46,728)            (26,370)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Shares repurchased and retired                       (28,332)            (14,412)
  Dividends paid in cash                               (10,803)            (11,005)

Net cash used in financing activities                  (39,135)            (25,417)

Decrease in cash and cash equivalents                  (58 662)            (43,731)
Cash and cash equivalents-beginning of year            105,507             106,532

Cash and cash equivalents end of quarter              $ 46,845            $ 62,801
Supplemental cash flow information:

  Income taxes paid                                   $ 11,231            $ 16,497
  Interest paid                                       $    140            $    236

(These accompanying notes are an integral part of the statements)



          TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SEPT 27, 2003
       (in thousands except per share amounts) (UNAUDITED)


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


Note 2 - Average shares outstanding for the period ended September 27, 2003 reflects stock repurchases of 952 shares for $28,332 and a 3% stock dividend distributed on April
         16, 2003. Average shares outstanding for the period ended September 28, 2002 reflects stock repurchases of 370 for $14,412 and a 3% stock dividend distributed on April 17, 2002.


Note 3 - Results of operations for the period ended September 27, 2003 are not necessarily indicative of results to be expected for the year to end December 31, 2003 because of the seasonal nature of the Company's operations. Historically, the Third Quarter has been the Company's largest sales quarter due to Halloween sales.


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


NET SALES:
                                        Third Quarter, 2003
             Third Quarter                    vs.
           2003          2002           Third Quarter, 2002
         $147,201      $146,298             +0.6%

                                       Nine Months, 2003
              Nine Months                      vs.
           2003          2002          Nine Months, 2002
         $300,496      $302,420                -0.6%


Third quarter net sales were $147,201 compared to $146,298 in the third quarter 2002, an increase of $903 or 0.6%. Nine Month sales were $300,496 compared to $302,420 in the prior year corresponding period, a decrease of $1,924 or 0.6%. Third Quarter 2003 net sales benefited from successful marketing and promotional programs, including pre-Halloween sales programs. However, net sales for nine months 2003 did not overcome the first half sales decline which was adversely affected by the sluggish economy, a difficult retail environment, and lower sales in Mexico and Canada. Selective price increases aided sales results in the third quarter and nine month 2003 periods; however, increased trade promotions and sales discounts, which are reported as a reduction in net sales, mitigated some of the benefit of the sales price increases.


COST OF SALES:
                                                   Cost of Sales as a
             Third Quarter                      Percentage of Net Sales
          2003           2002                3rd Qtr. 2003    3rd Qtr. 2002
        $84,818        $84,338                    57.6%           57.6%

                                                   Cost of Sales as a
             Nine Months                        Percentage of Net Sales
          2003           2002           Nine Months 2003   Nine Months 2002
        $168,943       $168,874                   56.2%           55.8%








Cost of sales as a percentage of net sales was 57.6% for both third quarter 2003 and third quarter 2002. This reflects the benefits of selective sales price increases and product weight declines (indirect price increase) which were substantially offset by higher ingredient costs. Nine month cost of sales as a percentage of net sales increased from 55.8% in 2002 to 56.2% in 2003. The increase in nine month 2003 cost of sales as a percentage of sales for the comparative prior year nine month period reflects the effects of higher ingredient costs which were mitigated by sales price increases as discussed above; lower net sales against generally fixed plant overhead costs for the comparative nine month periods also adversely affected cost of sales.


The Company has experienced higher ingredient costs for almost all of its principal ingredients, including sugar, corn syrup, vegetable oil, cocoa and chocolate. Although selling price increases were initiated for some of the Company's products in early 2003, additional selling price increases and product weight declines (indirect selling price increases) on certain items were phased-in throughout the nine month 2003 period in order to further recoup these higher costs.


NET EARNINGS:
                                             Third Quarter, 2003
             Third Quarter                           vs.
         2003             2002               Third Quarter, 2002
       $26,945          $26,616                     +1.2 %


                                               Nine Months, 2003
              Nine Months                                vs.
         2003             2002                 Nine Months, 2002
       $50,171          $51,704                     -3.0%

Third quarter earnings from operations were $39,815 and $39,361 in 2003 and 2002, respectively, an increase of $454 or 1.2%. Improved third quarter 2003 earnings from operations are the result of higher reported net sales and ongoing cost control programs. Although selective sales price increases contributed to the third quarter sales increase, increased trade promotions and sales discounts, which are reported as a reduction in net sales, mitigated some of the benefits of such sales price increases. Nine months earnings from operations were $73,090 and $75,402 in 2003 and 2002, respectively, a decrease of $2,312 or 3.1%. The decrease in nine months 2003 operating earnings is attributed to lower reported net sales and higher ingredient costs as discussed above, as well as higher advertising expense. In addition, nine months 2003 results reflect a $500 pre-tax provision relating to a customer bankruptcy in first half 2003.


                                  -6A-


Third quarter 2003 net earnings were $26,945 compared to third quarter 2002 net earnings of $26,616. Third quarter 2003 earnings per share were $0.52, compared to $.50 per share in third quarter 2002, an increase of $.02 or 4.0%. Nine months 2003 net earnings were $50,171 compared to nine months 2002 net earnings of $51,704. Nine months 2003 earnings per share were $.97, unchanged from $.97 for the comparative 2002 period. Net earnings per share in third quarter and nine months 2003 benefited from share repurchases which resulted in a slight reduction in average shares outstanding. Lower investment income, reflecting lower interest rates, adversely affected third quarter and nine months 2003 net earnings as compared to the corresponding 2002 periods.

The consolidated effective income tax rate was 33.8% in both the third quarter 2003 and 2002. The effective income tax rate favorably decreased from 34.1% in the nine month 2002 period to 33.8% in the nine month 2003 period. This improvement generally reflects a reduction in state income taxes.


LIQUIDITY AND CAPITAL RESOURCES:

The Company's current ratio (current assets divided by current liabilities) is 3.0 to 1 as of the end of third quarter 2003 as compared to 3.2 to 1 as of third quarter 2002 and 3.6 to 1 as of fourth quarter 2002. Net working capital was $188,412 as of the end of third quarter 2003 as compared to $176,143 and $161,852 as of the end of third quarter 2002 and fourth quarter 2002, respectively. The increase in working capital at the end of third quarter 2003 compared to third quarter 2002 principally reflects the reinvestment of earnings and cash flows during the twelve month period into cash equivalents and short-term investments. The increase in working capital at the end of third quarter 2003 compared to the fourth quarter 2002 principally relates to the seasonal increase in accounts receivable as a result of the pre-Halloween selling period in the third quarter. Long-term investments were $104,591 as of the third quarter 2003 compared to $116,501 and $103,608 as of the end of the fourth quarter 2002 and third quarter 2002, respectively.

Net cash provided by operating activities was $27,201 for nine months 2003 compared to $8,056 for the prior year nine month
2002 period. This change primarily reflects changes in inventories, prepaid expenses and other assets, and income taxes payable and deferred.

Capital expenditures for 2003 are anticipated to be generally in line with historical annualized spending and are to be funded from the Company's cash flow from operations and internal sources.



                              -6B-


Investments in debt securities that matured during the nine months 2003 and 2002 were generally replaced with debt securities with maturities greater than one year. During the third quarter 2003, the Company transferred approximately $26 million of investments to a new money manager in order to better diversify its investment portfolio. The aforementioned also had the effect of reclassifying $26 million of investments from "held to maturity" to "available for sale". This change is not expected to have material effect on the Company's financial position or reported net earnings.

The Company repurchased and retired $28,332 and $14,412 of its shares outstanding during the nine months 2003 and 2002, respectively. These share repurchases resulted in a slight reduction in shares outstanding in the 2003 quarter and nine month period.

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
                              -6C-


Item 4.	  CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, the chief executive officer and chief financial officer of the Company have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 27, 2003 and, based on their evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.


There has been no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended September 27, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


























                              -6D-


            PART II - OTHER INFORMATION

           TOOTSIE ROLL INDUSTRIES, INC.
                  AND SUBSIDIARIES______

Item 2.  Changes in Securities and Use of Proceeds

         Sales of unregistered Securities - None.







Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 31.1 and 31.2 - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    Exhibit 32 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Form 8-K was furnished on July 23, 2003 containing a press release announcing second quarter 2003 earnings.






                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            TOOTSIE ROLL INDUSTRIES, INC.

Date:  Nov. 07, 2003        BY: /S/ MELVIN J. GORDON  __
                               Melvin J. Gordon
                               Chairman of the Board

                            BY:_/S/_G. HOWARD EMBER, JR.
                               G. Howard Ember, Jr.
                               Vice President - Finance














                           -7-
                                                                   Exhibit 31.1

                                      CERTIFICATION

I, Melvin J. Gordon, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Tootsie Roll Industries, Inc,;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the state-ments made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial infor-mation included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

Designed such disclosure controls and procedures, or caused such dis-closure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

                                    Date:  November 7, 2003


                                    By:     /S/ MELVIN J. GORDON_______________
                                           Melvin J. Gordon
                                           Chairman and Chief Executive Officer













                           -7A-
                                                                   Exhibit 31.2

                                      CERTIFICATION

I, G. Howard Ember, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Tootsie Roll Industries, Inc,;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the state-ments made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial infor-mation included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

Designed such disclosure controls and procedures, or caused such dis-closure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

                                    Date:  November 7, 2003


                                    By:     /S/ G. HOWARD EMBER, JR.___________
                                           G. Howard Ember, Jr.
                                           Vice President/Finance and
                                           Chief Financial Officer












                           -7B-
Exhibit 32


    Certificate Pursuant to Section 1350 of Chapter 63
           Of Title 18 of the United States Code


    Each of the undersigned officers of Tootsie Roll Industries, Inc.

Certifies that (i) the Quarterly Report on Form 10-Q of Tootsie Roll

Industries, Inc. for the quarterly period ended September 27, 2003 (the

Form 10-Q) fully complies with the requirements of secton 13(a) or

15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q fairly presents, in all material respects,

the financial condition and results of operations of Tootsie Roll

Industries, Inc. and its subsidiaries.









Dated: Nov. 07, 2003                 /S/ MELVIN J GORDON____
                                     MELVIN J GORDON
                                     Chairman and Chief and
                                     Executive Officer



Dated: Nov. 07, 2003                 /S/ G. HOWARD EMBER, JR.
                                     G. Howard Ember, Jr.
                                     V.P./Finance and
                                     Chief Financial Officer











                                -7C-