Form 10-Q
period 2004-04-03
TOOTSIE ROLL INDUSTRIES INC
filed 2004-05-12
CIK 98677

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                        FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended APRIL 3, 2004

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

                   Yes  X         No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (April
3, 2004)

Class                                             Outstanding

Common Stock, $.69 4/9 par value                  34,933,435
Class B Common Stock, $.69 4/9 par value          17,645,364




         TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES



                        APRIL 3, 2004



                             INDEX

                                                  Page No.
Part I -   Financial Information

  Item 1.   Financial Statements:

            Condensed Consolidated Statements of
             Financial Position                                    2

            Condensed Consolidated Statements of Earnings,
             Comprehensive Earnings and Retained Earnings          3

            Condensed Consolidated Statements of Cash Flows        4

            Notes to Consolidated Financial Statements             5


  Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                   6

  Item 3.   Quantitative and Qualitative Disclosures About
             Market Risk                                           6B

  Item 4.   Controls and Procedures                                6C

Part II -   Other Information

  Item 2.   Changes in Securities, Use of Proceeds and Issuer
             Purchases of Equity Securities.                       7

  Item 6.   Exhibits and reports on Form 8-K                       7

  Signatures                                                       7

  Certifications                                                   7A-B



                                  ITEM 1. FINANCIAL INFORMATION
                       TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                               (in thousands of dollars)       (UNAUDITED)

ASSETS                                                April 03,       March 29,        Dec. 31,
 CURRENT ASSETS                                          2004            2003            2003____
  Cash & cash equivalents                              $ 52,942     $     59,895         $ 84,084
  Investments                                            89,348           47,888           86,961
  Trade accounts receivable,
   Less allowances of
   $2,009, $2,745 & $1,970                               20,837           28,587           18,131
  Other receivables                                       4,223            3,825            3,076
  Inventories, at cost
   Finished goods & work in process                      37,669           32,919           28,969
   Raw material & supplies                               19,138           20,896           17,117
  Prepaid expenses                                       15,707           12,570            4,416
  Deferred income taxes                                     951            4,481              951

   Total current assets                                 240,815          211,061          243,705

 PROPERTY, PLANT & EQUIPMENT,
 (at cost)
  Land                                                    8,268            8,284            8,265
  Buildings                                              44,968           43,909           44,960
  Machinery & equipment                                 209,929          198,899          206,697
                                                        263,165          251,092          259,922
 Less-accumulated depreciation                          133,532          122,676          130,759
 Net property, plant and equipment                      129,633          128,416          129,163

 OTHER ASSETS

  Goodwill                                               38,151           38,151           38,151
  Trademarks                                             79,348           79,348           79,348
  Investments                                           120,705          131,916          112,431
  Split dollar officer life insurance                    62,861           58,262           62,499
                                                        301,065          307,677          292,429

   Total assets                                        $671,513         $647,154         $665,297

(The accompanying notes are an integral part of these statements.)


                  (in thousands except per share data)      (UNAUDITED)


LIABILITY AND SHAREHOLDERS' EQUITY                    April 03,       March 29,        Dec. 31,
 CURRENT LIABILITIES                                     2004            2003            2003____
  Accounts payable                                     $ 14,614         $ 13,764         $ 11,947
  Dividends payable                                         400            3,607            3,589
  Accrued liabilities                                    37,562           36,187           38,834
  Income taxes payable                                   13,714           16,671            8,517
    Total current liabilities                            66,290           70,229           62,887

 NON-CURRENT LIABILITIES

  Industrial development bonds                            7,500            7,500            7,500
  Postretirement health care and life
    Insurance benefits                                    9,510            8,317            9,302
  Deferred compensation and other liabilities            27,446           21,112           26,396
  Deferred income taxes                                  22,680           19,833           22,631
    Total non-current liabilites                         67,136           56,762           65,829
    Total liabilities                                   133,426          126,991          128,716

SHAREHOLDERS' EQUITY

 Common Stock, $.69-4/9 par value-
  120,000, shares authorized 34,933, 34,794 & 34,082
  respectively, issued                                   24,259           24,162           23,668
 Class B common stock, $.69-4/9 par value-
  40,000, shares authorized 17,645, 17,259 & 17,145,
  respectively, issued                                   12,254           11,985           11,906
 Capital in excess of par value                         407,759          383,580          357,922
 Retained earnings                                      107,345          113,498          156,786
 Accumulated other comprehensive earnings (loss)        (11,538)         (11,070)         (11,709)
 Treasury stock (at cost)-
  58, 58 & 58, shares respectively                       (1,992)          (1,992)          (1,992)
   Total shareholders' equity                           538,087          520,163          536,581
   Total liabilities and
     Shareholders' equity                              $671,513         $647,154         $665,297



                                                       -2A-

(The accompanying notes are an integral part of these statements.)

                           TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF
                 EARNINGS, COMPREHENSIVE EARNINGS AND RETAINED EARNINGS (NOTE 1)
                       (in thousands except per share amounts)                             (UNAUDITED)
                                                                                         FIRST QUARTER ENDED
                                                                            April 03, 2004      &         March 2003
Net sales                                                                       $ 80,046                    $ 75,570
Cost of goods sold                                                                45,316                      42,969

Gross margin                                                                      34,730                      32,601

Selling, marketing and administrative expense                                     18,670                      17,528

  Earnings from operations                                                        16,060                      15,073
Other income, net                                                                  1,275                       1,407

  Earnings before income taxes                                                    17,335                      16,480
Provision for income taxes                                                         5,842                       5,571
Net earnings                                                                      11,493                      10,909

Other comprehensive income, before tax:

Foreign currency translation adjustments                                              79                       (322)

Unrealized losses on securities:                                                     (60)                       (55)

Unrealized gains on derivatives:                                                     203                        538

Other comprehensive income, before tax                                               222                        161

Income tax (expense) related to items of other
  comprehensive income                                                               (51)                      (179)

Other comprehensive income (loss), net of tax                                        171                        (18)

Comprehensive earnings                                                          $ 11,664                   $ 10,891

Retained earnings at beginning of period                                        $156,786                   $148,705
  Net earnings                                                                    11,493                     10,909
  Cash dividends                                                                  (3,575)                    (3,545)
  Stock dividends - 3%                                                           (57,359)                   (42,571)

Retained earnings at end of period                                              $107,345                   $113,498

   Net earnings per share (note 2)                                                  $.22                       $.20
   Dividends per share *                                                            $.07                       $.07

Average number of shares outstanding                                              52,596                     53,751

*Does not include 3% stock dividend to shareholders of record on 3/02/04 and 3/04/03.

(The accompanying notes are an integral part of the statements.)


                         TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (in thousands of dollars)       (UNAUDITED)
                                                         FIRST QUARTER ENDED
                                                 April 3, 2004   &  March 29, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                          $ 11,493            $ 10,909
Adjustments to reconcile net earnings to
 Net cash provided by operating
 activities:
  Depreciation and amortization                          2,754               2,663
  Amortization/accretion of marketable securities          662                 583
  Purchase of trading securities                        (1,521)             (1,714)
  (Increase) decrease in assets:
   Accounts receivable                                  (2,686)             (5,977)
   Other receivables                                    (1,019)                585
   Inventories                                         (10,704)            (10,245)
   Prepaid expenses and other assets                   (11,649)             (8,768)

   Increase (decrease) in liabilities:
   Accounts payable and accrued liabilities              1,383               1,668
   Income taxes payable and deferred                     5,247               5,663
   Postretirement health care and life
    insurance benefits                                     208                 166
   Deferred compensation and other liabilities             347                 497
   Other                                                   (64)                (45)

Net cash used in operating activities                   (5,549)             (4,015)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                  (3,191)             (2,364)
  Purchase of held to maturity securities               (8,155)            (25,034)
  Maturity of held to maturity securities                8,250               3,523
  Purchase of available for sale securities            (33,079)             (6,612)
  Sale and maturity of available for
   sales securities                                     23,928               6,330

Net cash used in investing activities                  (12,247)            (24,157)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Dividends paid in cash                                (7,164)             (3,575)
  Shares repurchased and retired                        (6,182)            (13,865)

Net cash used in financing activities                  (13,346)            (17,440)

Decrease in cash and cash equivalents                  (31,142)            (45,612)
Cash and cash equivalents-beginning of year             84,084             105,507

Cash and cash equivalents end of quarter              $ 52,942            $ 59,895
Supplemental cash flow information:

  Income taxes paid                                   $    639            $  1,885
  Interest paid                                       $     81            $     87
  Stock dividend issued                               $ 56,959            $ 42,513

(The accompanying notes are an integral part of the statements)


          TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        APRIL 3, 2004
       (in thousands except per share amounts) (UNAUDITED)


Note 1 - Foregoing data has been prepared from the unaudited financial records of the Company and in the opinion of management all adjustments necessary for a fair statement of the results for the interim period have been reflected. All adjustments were of a normal and recurring nature. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's 2003 Annual Report on Form 10-K.


Note 2 - Average shares outstanding for the period ended April 3, 2004 reflects stock repurchases of 170 shares for $6,182 and a 3% stock dividend distributed on April 14, 2004. Average shares outstanding for the period ended March 29, 2003 reflects stock repurchases of 473 shares for $13,865 and a 3% stock dividend distributed on April 16, 2003.


Note 3 - Results of operations for the period ended April 3, 2004 are not necessarily indicative of results to be expected for the year to end December 31, 2004 because of the seasonal nature of the Company's operations. Historically, the Third Quarter has been the Company's largest sales quarter due to Halloween sales.


Note 4 - The Company's quarterly financial reporting is based on 13 week periods ending on the last Saturday of each period while its annual reporting is based on the twelve months ending December 31st of the calendar year. This quarterly reporting requires that the Company periodically reset its quarter-end dates to maintain 13-week quarterly reporting periods during its calendar year. As a result, the first quarter 2004 and 2003 periods ended on April 3, 2004 and March 29, 2003, respectively. If first quarter 2004 had ended on March
         29, 2004 instead of April 3, 2004, the Company estimates that first quarter 2004 net sales would have been approximately $2,900 less than the reported 2004 sales amount.


Note 5 - In January 2004, the FASB issued Staff Position No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (FSP 106-1). The company has elected to defer Accounting for the effects of the Act, as permitted by FSP 106-1. Accordingly, the company's accumulated postretirement benefit obligation and net postretirement health care costs included in the consolidated financial statements and accompanying notes do not reflect the effects of the Act. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the company to change previously reported information.


         The Company is not aware of any other new accounting and reporting pronouncements issued by the FASB or other regulatory bodies that are expected to have a significant impact on the Company's consolidated financial statements.


                               -5A-


               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion of the company's operating results and analysis of factors that have affected the accompanying Condensed Statement of Earnings.

NET SALES:
                                       First Quarter, 2004
              First Quarter                    vs.
           2004          2003          First Quarter, 2003
         $80,046       $75,570                +5.9%

First quarter 2004 net sales were $80,046 compared to $75,570 in first quarter 2003, an increase of $4,476 or 6%. The Company's quarterly financial reporting is based on 13 week periods ending on the last Saturday of each period while its annual reporting is based on the twelve months ending December 31st of the calendar year. This quarterly reporting requires that the Company periodically reset its quarter-end dates to maintain 13-week quarterly reporting periods during its calendar year. As a result, the first quarter 2004 and 2003 periods ended on April 3, 2004 and March 29, 2003, respectively. If first quarter 2004 had ended on March 29, 2004 instead of April 3,2004, the Company estimates that first quarter 2004 net sales would have been approximately $2,900 less than the above reported 2004 sales amount. Effective marketing programs as well as the timing of the quarter end reporting period as discussed above contributed to the overall sales increase in first quarter 2004. With the exception of increased trade promotions and discounts, which are accounted for as a reduction of sales, the increase in sales is attributable to increased sales volume.


First quarter 2004 net sales of $80,046 were down from fourth quarter 2003 net sales of $92,160. This is not considered unusual, as the first quarter of the year is historically the Company's lowest sales quarter.


COST OF SALES:
                                                   Cost of Sales as a
              First Quarter                     Percentage of Net Sales
          2004           2003                1st Qtr. 2004    1st Qtr. 2003
        $45,316        $42,969                    56.6%           56.9%


Cost of sales as a percentage of net sales favorably decreased from 56.9% in first quarter 2003 to 56.6% in first quarter 2004. This gross profit improvement principally reflects lower ingredient costs.




NET EARNINGS:
                                              First Quarter, 2004
              First Quarter                            vs.
         2004             2003                First Quarter, 2003
       $11,493          $10,909                     +5.4%


First Quarter earnings from operations were $16,060 and $15,073 in 2004 and 2003, respectively, an increase of $987 or 6.5%. The increase in operating earnings principally results from lower ingredient costs and higher sales as discussed above, however, higher trade promotion and discounts mitigated the benefits of lower ingredient costs. Selling, marketing and administrative expenses increased from $17,528 in first quarter 2003 to $18,670 in first quarter 2004, an increase of $1,142 or 6.5%. However, the aforementioned expenses as a percentage of net sales were 23.3% and 23.2% in first quarter 2004 and 2003, respectively.

First Quarter 2004 net earnings were $11,493 compared to First Quarter 2003 net earnings of $10,909. First Quarter 2004 earnings per share were $0.22, compared to $.20 per share in the prior year comparative period, an increase of $.02 or 10.0%. In addition to the factors discussed above earnings per share benefited from fewer shares outstanding as a result of the Company's share repurchases.

The consolidated effective income tax rate favorably decreased from 33.8% in first quarter 2003 to 33.7% in first quarter 2004. This improvement generally reflects a reduction in state and foreign income taxes.


LIQUIDITY AND CAPITAL RESOURCES:

The Company's current ratio (current assets divided by current liabilities) is 3.6 to 1 as of the end of first quarter 2004 as compared to 3.0 to 1 as of the end of first quarter 2003 and 3.9 to 1 as of the end of fourth quarter 2003. Net working capital was $174,525 as of the end of first quarter 2004 as compared to $180,818 and $140,832 as of the end of fourth quarter 2003 and first quarter 2003, respectively. The aforementioned net working capital amounts are principally reflected in aggregate cash and cash equivalents and short-term investments which were $142,290 as of the end of first quarter 2004 compared to $171,045 and $107,783, as of the end of fourth quarter 2003 and first quarter 2003, respectively. In addition, long-term investments, principally debt securities comprising municipal bonds, were $120,705 as of the end of first quarter 2004 as compared to $112,431 and $131,916 as of the end of fourth quarter 2003 and first quarter 2003, respectively. Investments in municipal bonds and other debt securities that matured during first quarters 2004 and 2003 were generally replaced with debt securities of similar maturities.



                                  -6A-


Net cash used in operating activities was $5,549 for first quarter 2004 compared to $4,015 for first quarter 2003. The net cash used in operating activities reflects the Company's historical build-up of inventories and the pre-funding of the annual cost of certain defined contribution employee benefit plans. Capital expenditures for the first quarter 2004 and 2003 were $3,191 and $2,364, respectively. Capital expenditures for the 2004 year are anticipated to be generally in line with historical annualized spending and are to be funded from the Company's cash flow from operations and internal sources.

Cash dividends declared in first quarter 2004 and 2003 were $3,575 and $3,545, respectively. However, dividends paid in cash were $7,164 and $3,575, in first quarter 2004 and 2003, respectively. The aforementioned increase in dividends paid reflects the timing of the payment of the first quarter and preceding fourth quarter dividends in the comparative periods.

The Company repurchased and retired $6,182 and $13,865 of its shares outstanding during first quarter 2004 and 2003, respectively.

This discussion and certain other sections of this Form 10-Q contain forward-looking statements that are based largely on the Company's current expectations and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements. Such risks, trends and uncertainties, which in some instances are beyond the Company's control, include changes in demand and consumer preferences, including seasonal events such as Halloween; the effect of ingredient costs; the effect of acquisitions on the Company's results of operations and financial condition; the Company's reliance on third-party vendors for various goods and services; changes in the confectionary market place including actions taken by major retailers and customers; customer and consumer response to marketing programs and price adjustments; changes in governmental laws and regulations including taxes; and the overall competitive environment. The words "believe," "expect," "anticipate," "estimate," "intend" and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are as of the date of this filing.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK:

The Company is exposed to various market risks, including fluctuations in sugar, corn syrup, edible oils, cocoa and packaging costs. The Company also invests in securities with maturities of up to three years, the majority of which are held to maturity, which limits the Company's exposure to interest rate fluctuations. There has been no material change in the Company's market risks that would significantly affect the disclosures made in the Form 10-K for the year ended December 31, 2003.



                              -6B-


Item 4.	  CONTROLS AND PROCEDURES

As of April 3, 2004, the Company's Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of April 3, 2004. Additionally, there have been no significant changes in the Company's internal controls that could significantly affect these controls subsequent to April 3, 2004, including any corrective actions with regard to significant deficiencies and material weaknesses.




                              -6C-



              PART II - OTHER INFORMATION

             TOOTSIE ROLL INDUSTRIES, INC.
                    AND SUBSIDIARIES

Item 2.     Changes in Securities, Use of Proceeds and Issuer Purchases of
            Equity Securities.

                                                     (c) Total Number of        (d) Maximum Number (or
                    (a) Total     (b) Average               Shares           Approximate Dollar Value) of
                    Number of     Price Paid per     Purchased as Part of        Shares that May Yet
                      Shares         Share        Publicly Announced Plans   Be Purchased Under the Plans
Period               Purchased                          Or Programs                    Or Programs  _____
JAN 1 TO JAN 31       104,500       $ 36.26            NOT APPLICABLE              NOT APPLICABLE

FEB 1 TO FEB 29           -0-

MAR 1 TO APR 3         65,800         36.27            NOT APPLICABLE              NOT APPLICABLE

TOTAL                 170,300       $ 36.27

     While the company does not have a formal or publicly announced stock repurchase program, the company's board of directors does authorizes a dollar amount for the annual share repurchases.
The treasurer executes share repurchase transactions according to these guidelines.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibit 31.1 and 31.2 - Certification Pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002.

             Exhibit 32 - Certification Pursuant to 18 U.S.C. Section 1350, as
             Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Form 8-K was furnished on February 12, 2004 and April 27, 2004 containing a press release announcing earnings for fourth quarter
             2003 and first quarter 2004, respectively.




                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            TOOTSIE ROLL INDUSTRIES, INC.

Date:  May 12, 2004         BY:/S/MELVIN J. GORDON
                               Melvin J. Gordon
                               Chairman of the Board

                            BY:/S/G. HOWARD EMBER, JR.
                               G. Howard Ember, Jr.
                               Vice President - Finance




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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused such dis-
closure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b)	Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
c)	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

                                    Date:  May 12, 2004


                                    By:    /S/MELVIN J. GORDON
                                           Melvin J. Gordon
                                           Chairman and Chief Executive Officer



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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused such dis-
closure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b)	Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
c)	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

                                    Date:  May 12, 2004


                                    By:    /S/G. HOWARD EMBER, JR.
                                           G. Howard Ember, Jr.
                                           Vice President/Finance and
                                           Chief Financial Officer




                                      -7B-

Exhibit 32


    Certificate Pursuant to Section 1350 of Chapter 63
           Of Title 18 of the United States Code


    Each of the undersigned officers of Tootsie Roll Industries, Inc.

Certifies that (i) the Quarterly Report on Form 10-Q of Tootsie Roll

Industries, Inc. for the quarterly period ended April 3, 2004 (the

Form 10-Q) fully complies with the requirements of secton 13(a) or

15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q fairly presents, in all material respects,

the financial condition and results of operations of Tootsie Roll

Industries, Inc. and its subsidiaries.









Dated: May 12, 2004                  /S/MELVIN J GORDON
                                     MELVIN J GORDON
                                     Chairman and Chief and
                                     Executive Officer



Dated: May 12, 2004                  /S/G. HOWARD EMBER, JR.
                                     G. Howard Ember, Jr.
                                     V.P./Finance and
                                     Chief Financial Officer











                                -7C-