Form 10-Q
period 2004-07-03
TOOTSIE ROLL INDUSTRIES INC
filed 2004-08-06
CIK 98677

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                        FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended JULY 3, 2004

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

                   Yes  X         No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (July
3, 2004)

Class                                             Outstanding

Common Stock, $.69 4/9 par value                  34,660,933
Class B Common Stock, $.69 4/9 par value          17,614,016




         TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES



                        JULY 3, 2004



                             INDEX

                                                              Page No.
Part I -   Financial Information

  Item 1.   Financial Statements:

            Condensed Consolidated Statements of
             Financial Position                                    2

            Condensed Consolidated Statements of Earnings,
             Comprehensive Earnings and Retained Earnings          3

            Condensed Consolidated Statements of Cash Flows        4

            Notes to Condensed Consolidated Financial Statements   5


  Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                   6

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

  Signatures                                                       7A

  Certifications                                                   7B-D



                                PART 1 - FINANCIAL INFORMATION
                                 ITEM 1. FINANCIAL STATEMENTS
                        TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                               (in thousands of dollars)       (UNAUDITED)

ASSETS                                                 July 3,        June 28,         Dec. 31,
 CURRENT ASSETS                                          2004            2003            2003____
  Cash & cash equivalents                              $ 59,750     $     54,354         $ 84,084
  Investments                                            62,130           58,876           86,961
  Trade accounts receivable,
   Less allowances of $2,020, $2,070 & $1,970            21,837           20,591           18,131
  Other receivables                                       3,014            3,104            3,076
  Inventories, at cost
   Finished goods & work in process                      55,821           53,089           28,969
   Raw material & supplies                               21,737           20,926           17,117
  Prepaid expenses                                       11,204            9,196            4,416
  Deferred income taxes                                     951            4,481              951

   Total current assets                                 236,444          224,617          243,705

 PROPERTY, PLANT & EQUIPMENT,
 (at cost)
  Land                                                    8,254            8,299            8,265
  Buildings                                              44,925           43,953           44,960
  Machinery & equipment                                 213,781          202,812          206,697
                                                        266,960          255,064          259,922
 Less-accumulated depreciation                          136,280          125,814          130,759
 Net property, plant and equipment                      130,680          129,250          129,163

 OTHER ASSETS

  Goodwill                                               38,151           38,151           38,151
  Trademarks                                             79,348           79,348           79,348
  Investments                                           126,135          128,177          112,431
  Split dollar officer life insurance                    66,043           58,260           62,499
                                                        309,677          303,936          292,429

   Total assets                                        $676,801         $657,803         $665,297

(The accompanying notes are an integral part of these statements)


                  (in thousands except per share data)      (UNAUDITED)


LIABILITIES AND SHAREHOLDERS' EQUITY                   July 3,        June 28,         Dec. 31,
 CURRENT LIABILITIES                                     2004            2003            2003____
  Accounts payable                                     $ 11,752         $ 13,122         $ 11,947
  Dividends payable                                       3,666            3,627            3,589
  Accrued liabilities                                    39,076           37,804           38,834
  Income taxes payable                                   18,941           22,329            8,517
    Total current liabilities                            73,435           76,882           62,887

 NON-CURRENT LIABILITIES

  Industrial development bonds                            7,500            7,500            7,500
  Postretirement health care and life
    insurance benefits                                    9,671            8,512            9,302
  Deferred compensation and other liabilities            27,385           23,222           26,396
  Deferred income taxes                                  22,896           19,775           22,631
    Total non-current liabilities                        67,452           59,009           65,829
    Total liabilities                                   140,887          135,891          128,716

 SHAREHOLDERS' EQUITY

 Common stock, $.69-4/9 par value-
  120,000 shares authorized; 34,661, 34,572 & 34,082
  respectively, issued                                   24,070           24,008           23,668
 Class B common stock, $.69-4/9 par value-
  40,000 shares authorized; 17,614, 17,233 & 17,145
  respectively, issued                                   12,232           11,967           11,906
 Capital in excess of par value                         397,745          376,405          357,922
 Retained earnings                                      115,512          122,191          156,786
 Accumulated other comprehensive earnings (loss)        (11,653)         (10,667)         (11,709)
 Treasury stock (at cost)-
  58, 58 & 58 shares respectively                        (1,992)          (1,992)          (1,992)
   Total shareholders' equity                           535,914          521,912          536,581
   Total liabilities and
     Shareholders' equity                              $676,801         $657,803         $665,297


                                                       -2A-

The accompanying notes are an integral part of these statements.

                           TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF
                        EARNINGS, COMPREHENSIVE EARNINGS AND RETAINED EARNINGS
                       (in thousands except per share amounts)      (UNAUDITED)
                                                                  13 Weeks Ended
                                                      July 3, 2004    &    June 28,2003
Net sales                                              $ 77,157             $ 77,725
Cost of goods sold                                       42,165               42,184

  Gross margin                                           34,992               35,541

Selling, marketing and administrative expense            18,173               18,367

  Earnings from operations                               16,819               17,174
Other income, net                                         1,021                1,432

  Earnings before income taxes                           17,840               18,606
Provision for income taxes                                6,012                6,289
Net earnings                                             11,828               12,317

Other comprehensive income, before tax:

Foreign currency translation adjustments                   (472)                 501

Unrealized (losses) gains on securities                    (211)                 330

Unrealized gains (losses) on derivatives                    776                 (486)

Other comprehensive income before tax                        93                  345

Income tax (expense) benefit related to items of other
  comprehensive income                                     (209)                  58

Other comprehensive (loss) income, net of tax              (116)                 403

Comprehensive earnings                                 $ 11,712             $ 12,720

Retained earnings at beginning of period               $107,345             $113,498
  Net earnings                                           11,828               12,317
  Cash dividends                                         (3,661)              (3,624)

Retained earnings at end of period                     $115,512             $122,191

   Net earnings per share (note 2)                         $.23                 $.23
   Dividends per share *                                   $.07                 $.07

Average number of shares outstanding                     52,397               53,413

*Does not include 3% stock dividend to shareholders of record on 3/02/04 and 3/04/03.










(The accompanying notes are an integral part of the statements)


                           TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF
                        EARNINGS, COMPREHENSIVE EARNINGS AND RETAINED EARNINGS
                       (in thousands except per share amounts)      (UNAUDITED)
                                                                  26 Weeks Ended
                                                      July 3, 2004    &    June 28,2003
Net sales                                              $157,203             $153,295
Cost of goods sold                                       87,481               85,153

  Gross margin                                           69,722               68,142

Selling, marketing and administrative expense            36,843               35,895

  Earnings from operations                               32,879               32,247
Other income, net                                         2,296                2,839

  Earnings before income taxes                           35,175               35,086
Provision for income taxes                               11,854               11,860
Net earnings                                             23,321               23,226

Other comprehensive income, before tax:

Foreign currency translation adjustments                   (393)                 179

Unrealized (losses) gains on securities                    (271)                 275

Unrealized gains on derivatives                             979                   52

Other comprehensive income before tax                       315                  506

Income tax related to items of other
  comprehensive income                                     (260)                (121)

Other comprehensive income, net of tax                       55                  385

Comprehensive earnings                                 $ 23,376             $ 23,611

Retained earnings at beginning of period               $156,786             $148,705
  Net earnings                                           23,321               23,226
  Cash dividends                                         (7,236)              (7,169)
  Stock dividends - 3%                                  (57,359)             (42,571)

Retained earnings at end of period                     $115,512             $122,191

   Net earnings per share (note 2)                         $.44                 $.43
   Dividends per share *                                   $.14                 $.14

Average number of shares outstanding                     52,493               53,591

*Does not include 3% stock dividend to shareholders of record on 3/02/04 and 3/04/03.










                                              -3A-

(The accompanying notes are an integral part of the statements)

                         TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)
                                                           26 WEEKS ENDED
                                                  July 3, 2004   &   June 28, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                          $ 23,321            $ 23,226
Adjustments to reconcile net earnings to
 Net cash provided by operating
 activities:
  Depreciation and amortization                          5,615               5,791
  Amortization of marketable securities                  1,333               1,223
  Purchase of trading securities                        (1,776)             (2,126)
  (Increase) decrease in assets:
   Accounts receivable                                  (3,768)              2,119
   Other receivables                                       680               1,000
   Inventories                                         (31,592)            (30,324)
   Prepaid expenses and other assets                   (10,354)             (5,372)

  Increase (decrease) in liabilities:
   Accounts payable and accrued liabilities                107               2,570
   Income taxes payable and deferred                    10,682              11,272
   Postretirement health care and life
    insurance benefits                                     369                 361
   Deferred compensation and other liabilities           1,097                 494
   Other                                                   (86)                  7

Net cash (used in) provided by operating activities     (4,372)             10,241

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                  (7,282)             (6,065)
  Purchase of held to maturity securities              (22,049)            (35,941)
  Maturity of held to maturity securities               32,146              10,066
  Purchase of available for sale securities            (37,528)            (17,746)
  Sale and maturity of available for
   sales securities                                     38,718              16,682

Net cash provided by (used in) investing activities      4,005             (33,004)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Dividends paid in cash                                (7,560)             (7,178)
  Shares repurchased and retired                       (16,407)            (21,212)

Net cash used in financing activities                  (23,967)            (28,390)

Decrease in cash and cash equivalents                  (24,334)            (51,153)
Cash and cash equivalents-beginning of year             84,084             105,507

Cash and cash equivalents end of quarter              $ 59,750            $ 54,354
Supplemental cash flow information:

  Income taxes paid                                   $  1,688            $  2,756
  Interest paid                                       $     95            $    117
  Stock dividend issued                               $ 56,959            $ 42,513

(The accompanying notes are an integral part of the statements)


          TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        JULY 3, 2004
       (in thousands except per share amounts) (UNAUDITED)


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


Note 2 - Average shares outstanding for the period from January 1, 2004 to July 3, 2004 reflects stock repurchases of 474 shares for $16,407 and a 3% stock dividend distributed on April 14, 2004. Average shares outstanding for the period from January 1, 2003 to June 28, 2003 reflects stock repurchases of 721 shares for $21,212 and a 3% stock dividend distributed on April 16, 2003.


Note 3 - Results of operations for the 13 and 26 week periods ended July 3, 2004 are not necessarily indicative of results to be expected for the year to end December 31, 2004 because of the seasonal nature of the Company's operations. Historically, the Third Quarter has been the Company's largest sales quarter due to Halloween sales.


Note 4 - The Company's quarterly financial reporting is based on 13 week periods ending on the last Saturday of each period while its annual reporting is based on the twelve months ending December 31st of the calendar year. This quarterly reporting requires that the Company periodically reset its quarter-end dates to maintain 13-week quarterly reporting periods during its calendar year. As a result, the second quarter 2004 and 2003 periods ended on July 3, 2004 and June 28, 2003, respectively. If first half 2004 had ended on June 28, 2004 instead of July 3, 2004, the Company estimates that first half 2004 net sales would have been approximately $2,400 less than the reported 2004 sales amount.









Note 5 - In January 2004, the FASB issued Staff Position No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug,, Improvement and Modernization Act of 2003" (FSP 106-1). The Company has elected to defer Accounting for the effects of the Act, as permitted by FSP 106-1. Accordingly, the Company's accumulated postretirement benefit obligation and net postretirement health care costs included in the consolidated financial statements and accompanying notes do not reflect the effects of the Act. The Company does not anticipate the effect of the Act to be significant to the financial statements.


         The Company is not aware of any other new accounting and reporting pronouncements issued by the FASB or other regulatory bodies that are significant to the Company's consolidated financial statements.






































                               -5A-



               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                (dollars in thousands except per share amounts)

The following is Management's discussion of the Company's operating results and analysis of factors which have affected the accompanying Statement of Earnings.

NET SALES:
                                       Second Quarter, 2004
             Second Quarter                    vs.
           2004          2003          Second Quarter, 2003
         $77,157       $77,725                (0.7)%

                                       First Half, 2004
              First Half                       vs.
           2004         2003           First Half, 2003
         $157,203     $153,295                 2.5%

Second quarter 2004 net sales were $77,157 compared to $77,725 in second quarter 2003, a decrease of $568 or 0.7%. First half 2004 net sales were $157,203 compared to $153,295 in the prior year first half 2003, an increase of $3,908 or 2.5%. The Company's quarterly financial reporting is based on 13 week periods ending on the last Saturday of each period while its annual reporting is based on the twelve months ending December 31st of the calendar year. This quarterly reporting requires that the Company periodically reset its quarter-end dates to maintain 13-week quarterly reporting periods during its calendar year. As a result, the Company's first half 2004 and 2003 reporting periods ended on July 3, 2004 and June 28, 2003, respectively. If first half 2004 had ended on June 28, 2004, the Company estimates that first half 2004 net sales would have been approximately $2,400 less than the above reported 2004 sales amount. Because the second quarter of 2004 and 2003 both comprised exactly 13 weeks, the aforementioned did not affect second quarter 2004 and 2003 comparative reported sales.

Second quarter 2004 sales were adversely affected by the timing of certain customer shipments, which resulted in approximately $2,200 of comparable customer sales in second quarter 2003 being delivered and recorded as sales in third quarter 2004.

COST OF SALES:
                                                   Cost of Sales as a
             Second Quarter                     Percentage of Net Sales
          2004           2003                2nd Qtr. 2004    2nd Qtr. 2003
        $42,165        $42,184                    54.6%           54.3%

                                                   Cost of Sales as a
              First Half                        Percentage of Net Sales
          2004           2003                1st Half 2004    1st Half 2003
        $87,481        $85,153                    55.6%           55.5%



Cost of sales as a percentage of net sales increased slightly from 54.3% for second quarter 2003 to 54.6% for second quarter 2004, an increase of 0.3% as a percentage of sales. First half cost of sales as a percentage of net sales also increased slightly from 55.5% in 2003 to 55.6% in 2004, an increase of 0.1% as a percentage of sales. With the exception of vegetable oil, the Company has generally experienced lower ingredient costs for most of its principal ingredients, including sugar, corn syrup, cocoa and chocolate. However, such cost reductions were generally offset by higher manufacturing labor and plant overhead costs.


NET EARNINGS:
                                              Second Quarter, 2004
             Second Quarter                          vs.
         2004             2003                Second Quarter, 2003
       $11,828          $12,317                     (4.0)%


                                               First Half, 2004
              First Half                                 vs.
         2004             2003                 First Half, 2003
       $23,321          $23,226                      0.4%


Second quarter earnings from operations were $16,819 and $17,174 in 2004 and 2003, respectively, a decrease of $355 or 2.1%. First half earnings from operations were $32,879 and $32,247 in 2004 and 2003, respectively, an increase of $632 or 2.0%. Selling, marketing and administrative expenses decreased from $18,367 in second quarter 2003 to $18,173 in second quarter 2004, a decrease of $194 or 1.1%. However, first half selling, marketing and administrative expenses increased from $35,895 in 2003 to $36,843 in 2004, an increase of $948 or 2.6%. The aforementioned increase in expenses principally reflects the 2.5% sales increase for first half 2004. Selling, marketing and administrative expenses as a percentage of net sales were 23.6% in both second quarter 2004 and 2003, and 23.4% in both first half 2004 and 2003, respectively. Earnings from operations for the second quarter and first half periods generally followed the sales, gross profit and operating expense trends for the respective comparative periods as discussed above.

Second quarter 2004 net earnings were $11,828 compared to second quarter 2003 net earnings of $12,317, a decrease of 4.0%. Second quarter earnings per share were $0.23 in both 2004 and 2003 second quarter periods. First half 2004 net earnings were $23,321 compared to prior year first half 2003 net earnings of $23,226, an increase of 0.4%. First half 2004 earnings per share were $.44 compared to $.43 in first half 2003, an increase of $.01 or 2%. Lower other income, principally comprising investment income, in the second quarter and first half 2004 periods also impacted net earning for the respective periods. In addition to the factors discussed above, net earnings per share in the second quarter and first half 2004 were aided by share repurchases in the open market which resulted in a slight reduction in average shares outstanding.


                                  -6A-


The consolidated effective income tax rate was 33.7% in both the second quarter and first half 2004 compared to 33.8% in both the second quarter and first half 2003. This improvement generally reflects a reduction in state income taxes.


LIQUIDITY AND CAPITAL RESOURCES:

The Company's current ratio (current assets divided by current liabilities) is 3.2 to 1 as of the end of the second quarter 2004 as compared to 2.9 to 1 as of the second quarter 2003 and 3.9 to 1 as of the fourth quarter 2003. Net working capital was $163,009 as of the end of the second quarter 2004 as compared to $147,735 and $180,818 as of the end of the second quarter 2003 and fourth quarter 2003, respectively. Such net working capital amounts are principally reflected in aggregate cash and cash equivalents and short-term investments which were $121,880 as of the end of second quarter 2004 compared to $113,230 and $171,045 as of the end of second quarter 2003 and fourth quarter 2003, respectively. In addition, long-term investments, principally debt securities comprising municipal bonds, were $126,135 as of the end of second quarter 2004 as compared to $128,177 and $112,431 as of the end of second quarter 2003 and fourth quarter 2003, respectively. Investments in municipal bonds and other debt securities that matured during first half 2004 and 2003 were generally replaced with debt securities of similar maturities.

Net cash used in operating activities was $4,372 in first half 2004 compared to $10,241 of net cash provided by operations in first half 2003. The net cash used in first half 2004 operating activities reflects the Company's historical build-up of inventories and the pre-funding of the annual cost of certain defined contribution employee benefit plans, as well as the payments of split dollar insurance premiums. The timing of sales and collections and their effects on changes in beginning and ending accounts receivable balances also contributed to additional cash used in operations in first half 2004 compared to first half 2003.

Capital expenditures for the first half 2004 and 2003 were $7,282 and $6,065, respectively. Capital expenditures for the 2004 year are anticipated to be generally in line with historical annualized spending and are to be funded from the Company's cash flow from operations and internal sources.

Cash dividends paid in first half 2004 and 2003 were $7,560 and $7,178, respectively. The Company repurchased and retired $16,407 and $21,212 of its shares outstanding during first half 2004 and 2003, respectively.









                              -6B-


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

Under the supervision and with the participation of management, the chief executive officer and chief financial officer of the Company have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report and, based on their evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures are effective. There were no changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.


                              -6C-


              PART II - OTHER INFORMATION

             TOOTSIE ROLL INDUSTRIES, INC.
                    AND SUBSIDIARIES


Item 2.     Changes in Securities, Use of Proceeds and Issuer Purchases of
            Equity Securities.


                    (a) Total     (b) Average              Shares            Approximate Dollar Value) of
                    Number of     Price Paid per    Purchased as Part of         Shares that May Yet
                      Shares         Share        Publicly Announced Plans   Be Purchased Under the Plans
Period               Purchased                         Or Programs                     Or Programs
APR 4 TO MAY 1         17,600       $ 35.22           NOT APPLICABLE              NOT APPLICABLE

MAY 2 TO MAY 29       157,700         33.80           NOT APPLICABLE              NOT APPLICABLE

MAY 30 TO JUL 3       128,550         33.15           NOT APPLICABLE              NOT APPLICABLE

TOTAL                 303,850       $ 33.61


     While the Company does not have a formal or publicly announced stock repurchase program, the company's board of directors periodically authorizes a dollar amount for share repurchases. The treasurer executes share repurchase transactions according to these guidelines.


Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of the Company, held on May 3, 2004, the following number of votes were cast for the matters indicated:

1. For the election of five Directors of the Company by the holders of Common Shares and Class B Common Shares voting together:

                                                                        Broker
    Nominee                        For          Withheld     Abstain   Non-Vote
Melvin J. Gordon                 194,703,733    4,967,963      -0-        -0-

Ellen R. Gordon                  194,714,995    4,956,701      -0-        -0-

Lana Jane Lewis-Brent            199,167,345      504,351      -0-        -0-

Charles W. Siebert               199,204,549      467,147      -0-        -0-

Richard P. Bergeman              198,889,688      782,008      -0-        -0-


2.  Proposal to ratify the appointment of PricewaterhouseCoopers LLP as auditors for the fiscal year 2004:
                                                                        Broker
                                   For          Withheld     Abstain   Non-Vote
Common Shares and Class B
Common Shares voting together    199,001,943      582,593     87,160      -0-

No other matters were submitted to a vote by ballot at the 2004 Annual Meeting.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibit 31.1 and 31.2 - Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           (b) Exhibit 32 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           (c) Form 8-K was furnished on April 27, 2004 and July 28, 2004 containing a press release announcing earnings for first and second quarter 2004, respectively.


                                     -7-





                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            TOOTSIE ROLL INDUSTRIES, INC.

Date:  Aug. 06, 2004        BY: /S/MELVIN J. GORDON
                               Melvin J. Gordon
                               Chairman of the Board

Date:  Aug. 06, 2004        BY: /S/HOWARD EMBER, JR.
                               G. Howard Ember, Jr.
                               Vice President - Finance





















































                                     -7A-





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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

    a) Designed such disclosure controls and procedures, or caused such dis-closure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
    b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
    c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

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

                                    Date:  Aug 06, 2004


                                    By:     /S/MELVIN J. GORDON
                                           Melvin J. Gordon
                                           Chairman and Chief Executive Officer








                                     -7B-
                                                                   Exhibit 31.2

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

    d) Designed such disclosure controls and procedures, or caused such dis-closure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
    e) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
    f) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

    c) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
    d) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

                                    Date:  Aug 06, 2004


                                    By:     /S/G. HOWARD EMBER, JR.
                                           G. Howard Ember, Jr.
                                           Vice President/Finance and
                                           Chief Financial Officer







                                     -7C-

Exhibit 32


    Certificate Pursuant to Section 1350 of Chapter 63
           Of Title 18 of the United States Code


    Each of the undersigned officers of Tootsie Roll Industries, Inc.

Certifies that (i) the Quarterly Report on Form 10-Q of Tootsie Roll

Industries, Inc. for the quarterly period ended July 3, 2004 (the

Form 10-Q) fully complies with the requirements of secton 13(a) or

15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q fairly presents, in all material respects,

the financial condition and results of operations of Tootsie Roll

Industries, Inc. and its subsidiaries.









Dated: Aug 06, 2004                   /S/MELVIN J GORDON
                                     MELVIN J GORDON
                                     Chairman and Chief and
                                     Executive Officer



Dated: Aug 06, 2004                   /S/G. HOWARD EMBER, JR.
                                     G. Howard Ember, Jr.
                                     V.P./Finance and
                                     Chief Financial Officer

























                                     -7D-