Form 10-Q
period 2004-10-02
TOOTSIE ROLL INDUSTRIES INC
filed 2004-11-12
CIK 98677

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended OCTOBER 2, 2004

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ----to----

                          COMMISSION FILE NUMBER 001-01361

                          Tootsie Roll Industries, Inc.
             (Exact Name of Registrant as Specified in its Charter)

        VIRGINIA                                          22-1318955
        --------                                          ----------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

7401 South Cicero Avenue, Chicago, Illinois                  60629
-------------------------------------------                  -----
 (Address of Principal Executive Offices)                  (Zip Code)

                                  773-838-3400
                                  ------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X         No ___
                                 ---

Indicate by check mark whether the Registrant is an accelerated filer (as Defined in Rule 12b-2 of the Exchange Act)

                             Yes  X         No ___
                                ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (October 2, 2004)

Class                                             Outstanding (In Thousands)
-----                                             --------------------------

Common Stock, $.69 4/9 par value                  34,679,676
Class B Common Stock, $.69 4/9 par value          17,595,273

================================================================================

                 TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES



                                 OCTOBER 2, 2004



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

            Notes to Condensed Consolidated Financial Statements   5-5E


  Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                   6

  Item 3.   Quantitative and Qualitative Disclosures About
             Market Risk                                           6D

  Item 4.   Controls and Procedures                                6E

Part II -   Other Information

  Item 2.   Unregistered Sales of Equity Securities and
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

  Certifications

                                PART 1 - FINANCIAL INFORMATION
                                 ITEM 1. FINANCIAL STATEMENTS

                        TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED
                             CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                               (in thousands of dollars)       (UNAUDITED)

ASSETS                                                 Oct. 2,        Sep. 27,         Dec. 31,
 CURRENT ASSETS                                          2004            2003            2003
 --------------                                     -----------     ------------      -----------

  Cash & cash equivalents                              $ 29,807     $     46,845         $ 84,084
  Investments                                            30,399           92,465           86,961
  Trade accounts receivable,
   Less allowances of $3,334, $3,258 & $1,970            90,895           83,137           18,131
  Other receivables                                       6,924            2,849            3,076
  Inventories, at cost
   Finished goods & work in process                      40,633           30,194           28,969
   Raw material & supplies                               22,179           16,522           17,117
  Prepaid expenses                                        6,367            5,446            4,416
  Deferred income taxes                                     951            4,481              951
                                                        -------          -------          -------

   Total current assets                                 228,155          281,939          243,705
                                                        -------          -------          -------

 PROPERTY, PLANT & EQUIPMENT
 ---------------------------
 (at cost)
  Land                                                   14,968            8,277            8,265
  Buildings                                              60,718           44,001           44,960
  Machinery & equipment                                 238,313          205,159          206,697
                                                        -------          -------          -------
                                                        313,999          257,437          259,922
 Less-accumulated depreciation                          139,059          128,264          130,759
                                                        -------          -------          -------
 Net property, plant and equipment                      174,940          129,173          129,163
                                                        -------          -------          -------

 OTHER ASSETS
 ------------

  Goodwill                                               75,297           38,151           38,151
  Trademarks                                            191,747           79,348           79,348
  Investments                                           106,761          104,591          112,431
  Split dollar officer life insurance and other assets   76,062           57,774           62,499
                                                        -------          -------          -------
                                                        449,867          279,864          292,429
                                                        -------          -------          -------

   Total assets                                        $852,962         $690,976         $665,297
                                                        =======          =======          =======

(The accompanying notes are an integral part of these statements)


                  (in thousands except per share data)      (UNAUDITED)


LIABILITIES AND SHAREHOLDERS' EQUITY                   Oct. 2,        Sep. 27,         Dec. 31,
 CURRENT LIABILITIES                                     2004            2003            2003
 -------------------                                -----------     ------------      -----------

  Notes payable                                        $ 17,000         $      -         $      -
  Accounts payable                                       23,994           16,037           11,947
  Dividends payable                                       3,659            3,613            3,589
  Accrued liabilities                                    52,981           46,160           38,834
  Income taxes payable                                   22,112           27,717            8,517
                                                        -------          -------          -------
    Total current liabilities                           119,746           93,527           62,887
                                                        -------          -------          -------

 NON-CURRENT LIABILITIES
 -----------------------

  Notes payable                                         105,000                -                -
  Industrial development bonds                            7,500            7,500            7,500
  Postretirement health care and life
    insurance benefits                                    9,852            8,690            9,302
  Deferred compensation and other liabilities            28,076           24,284           26,396
  Deferred income taxes                                  23,034           19,633           22,631
                                                        -------          -------          -------
    Total non-current liabilities                       173,462           60,107           65,829
                                                        -------          -------          -------
    Total liabilities                                   293,208          153,634          128,716
                                                        -------          -------          -------

 SHAREHOLDERS' EQUITY

 Common stock, $.69-4/9 par value-
  120,000 shares authorized; 34,680, 34,421 & 34,082
  respectively, issued                                   24,083           23,903           23,668
 Class B common stock, $.69-4/9 par value-
  40,000 shares authorized; 17,595, 17,153 & 17,145
  respectively, issued                                   12,219           11,912           11,906
 Capital in excess of par value                         397,745          369,446          357,922
 Retained earnings                                      138,833          145,527          156,786
 Accumulated other comprehensive earnings (loss)        (11,134)         (11,454)         (11,709)
 Treasury stock (at cost)-
  58, 58 & 58 shares respectively                        (1,992)          (1,992)          (1,992)
                                                        -------          -------            -----
   Total shareholders' equity                           559,754          537,342          536,581
                                                        -------          -------          -------
   Total liabilities and
     Shareholders' equity                              $852,962         $690,976         $665,297
                                                        =======          =======          =======

(The accompanying notes are an integral part of these statements.)


                                      -2A-

                           TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF
                        EARNINGS, COMPREHENSIVE EARNINGS AND RETAINED EARNINGS
                        ------------------------------------------------------
                       (in thousands except per share amounts)      (UNAUDITED)
                                                                  13 Weeks Ended
                                                      Oct 2, 2004    &    Sept 27,2003
                                                      --------------------------------

Net sales                                              $156,971             $147,201
Cost of goods sold                                       92,167               85,269
                                                        -------              -------

  Gross margin                                           64,804               61,932
                                                        -------               ------

Selling, marketing and administrative expense            25,123               22,568

  Earnings from operations                               39,681               39,364
Other income, net                                         1,007                1,337
                                                        -------              -------

  Earnings before income taxes                           40,688               40,701
Provision for income taxes                               13,712               13,756
                                                        -------              -------
Net earnings                                             26,976               26,945
                                                        -------              -------

Other comprehensive income, before tax:

Foreign currency translation adjustments                    283                 (545)

Unrealized gains on securities                               95                  113

Unrealized gains (losses) on derivatives                    283                 (497)
                                                        -------              -------

Other comprehensive income (loss) before tax                661                 (929)

Income tax (expense) benefit related to items of other
  comprehensive income                                     (141)                 142
                                                        -------               ------

Other comprehensive income (loss), net of tax               520                 (787)
                                                        -------               ------

Comprehensive earnings                                 $ 27,496             $ 26,158
                                                        =======              =======

Retained earnings at beginning of period               $115,512             $122,191
  Net earnings                                           26,976               26,945
  Cash dividends                                         (3,655)              (3,609)
                                                        -------              -------

Retained earnings at end of period                     $138,833             $145,527
                                                        =======              =======

   Net earnings per share (note 2)                         $.52                 $.51
   Dividends per share *                                   $.07                 $.07

Average number of shares outstanding                     52,217               53,183

*Does not include 3% stock dividend to shareholders of record on 3/02/04 and 3/04/03.

(The accompanying notes are an integral part of the statements)


                           TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF
                        EARNINGS, COMPREHENSIVE EARNINGS AND RETAINED EARNINGS
                        ------------------------------------------------------
                       (in thousands except per share amounts)      (UNAUDITED)
                                                                  39 Weeks Ended
                                                      Oct 2, 2004    &    Sept 27,2003
                                                      --------------------------------

Net sales                                              $314,174             $300,496
Cost of goods sold                                      179,648              170,422
                                                        -------              -------

  Gross margin                                          134,526              130,074
                                                        -------              -------

Selling, marketing and administrative expense            61,966               58,463

  Earnings from operations                               72,560               71,611
Other income, net                                         3,303                4,176
                                                        -------              -------

  Earnings before income taxes                           75,863               75,787
Provision for income taxes                               25,566               25,616
                                                        -------              -------
Net earnings                                             50,297               50,171
                                                        -------              -------

Other comprehensive income, before tax:

Foreign currency translation adjustments                   (110)                (366)

Unrealized (losses) gains on securities                    (176)                 388

Unrealized gains (losses) on derivatives                  1,262                 (445)
                                                        -------              -------

Other comprehensive income (loss) before tax                976                 (423)

Income tax (expense) benefit related to items of other
  comprehensive income                                     (401)                  21
                                                        -------               ------

Other comprehensive income (loss), net of tax               575                 (402)
                                                        -------               ------

Comprehensive earnings                                 $ 50,872             $ 49,769
                                                        =======              =======

Retained earnings at beginning of period               $156,786             $148,705
  Net earnings                                           50,297               50,171
  Cash dividends                                        (10,891)             (10,778)
  Stock dividends - 3%                                  (57,359)             (42,571)
                                                         ------               ------

Retained earnings at end of period                     $138,833             $145,527
                                                        =======              =======

   Net earnings per share (note 2)                         $.96                 $.94
   Dividends per share *                                   $.21                 $.21

Average number of shares outstanding                     52,410               53,460

*Does not include 3% stock dividend to shareholders of record on 3/02/04 and 3/04/03.

(The accompanying notes are an integral part of the statements)


                                      -3A-

                         TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         -----------------------------------------------
                         (in thousands of dollars)           (UNAUDITED)
                                                           39 WEEKS ENDED
                                                    Oct 2, 2004   &   Sept 27, 2003
                                                    -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
------------------------------------

Net earnings                                          $ 50,297            $ 50,171
Adjustments to reconcile net earnings to
 net cash provided by operating
 activities:
  Depreciation and amortization                          8,325               8,753
  Amortization of marketable securities                  1,885               1,886
  Purchase of trading securities                        (2,113)             (2,591)
  (Increase) decrease in assets:
   Accounts receivable                                 (61,476)            (60,540)
   Other receivables                                     2,089                 943
   Inventories                                          (7,245)             (3,181)
   Prepaid expenses and other assets                    (5,453)             (1,153)

  Increase (decrease) in liabilities:
   Accounts payable and accrued liabilities             15,544              13,946
   Income taxes payable and deferred                    13,997              16,510
   Postretirement health care and life
    insurance benefits                                     550                 540
   Deferred compensation and other liabilities           1,745               1,933
   Other                                                   (30)                (16)
                                                        ------             -------

Net cash provided by operating activities               18,115              27,201
                                                        ------             -------

CASH FLOWS FROM INVESTING ACTIVITIES:
------------------------------------

  Acquisition of business, net of cash acquired       (218,229)                  -
  Capital expenditures                                 (10,825)             (9,272)
  Purchase of held to maturity securities              (22,049)            (47,091)
  Maturity of held to maturity securities               67,657              19,401
  Purchase of available for sale securities            (81,699)            (41,359)
  Sale and maturity of available for
   sales securities                                     98,382              31,593
                                                       -------             -------

Net cash used in investing activities                 (166,763)            (46,728)
                                                       -------              ------

CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------

  Proceeds from issuance of bank loans                 154,000                   -
  Repayment of bank loans                              (32,000)                  -
  Shares repurchased and retired                       (16,407)            (28,332)
  Dividends paid in cash                               (11,222)            (10,803)
                                                        ------              ------

Net cash provided by (used in) financing activities     94,371             (39,135)
                                                        ------              ------

Decrease in cash and cash equivalents                  (54,277)            (58,662)
Cash and cash equivalents-beginning of year             84,084             105,507
                                                       -------             -------

Cash and cash equivalents end of quarter              $ 29,807            $ 46,845
                                                       -------             -------
Supplemental cash flow information:

  Income taxes paid                                   $ 12,402            $ 11,321
                                                       -------             -------
  Interest paid                                       $    351            $    140
                                                       -------             -------
  Stock dividend issued                               $ 56,959            $ 42,513
                                                       =======             =======

(The accompanying notes are an integral part of the statements)


                 TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  OCT. 2, 2004
               (in thousands except per share amounts) (UNAUDITED)



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



Note 2 - Average shares outstanding for the period from January 1, 2004 to Oct. 2, 2004 reflects stock repurchases of 474 shares for $16,407 and a 3% stock dividend distributed on April 14, 2004. Average shares outstanding for the period from January 1, 2003 to September 27, 2003 reflects stock repurchases of 952 shares for $28,332 and a 3% stock dividend distributed on April 16, 2003.



Note 3 - Results of operations for the 13 and 39 week periods ended October 2, 2004 are not necessarily indicative of results to be expected for the year to end December 31, 2004 because of the seasonal nature of the Company's operations. Historically, the Third Quarter has been the Company's largest sales quarter due to Halloween sales.



Note 4 - The Company's quarterly financial reporting is based on 13 week periods ending on the last Saturday of each period while its annual reporting is based on the twelve months ending December 31st of the calendar year. This quarterly reporting requires that the Company periodically reset its quarter-end dates to maintain 13-week quarterly reporting periods during its calendar year. As a result, the third quarter 2004 and 2003 periods ended on October 2, 2004 and September 27, 2003, respectively. If third quarter 2004 had ended on September 27, 2004 instead of October 2, 2004, the Company estimates that nine months 2004 net sales would have been approximately $4,900 less than the reported 2004 sales amount.

Note 5 - In January 2004, the FASB issued Staff Position No. FAS 106-2 "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the "Act"). The Company has elected to adopt accounting for the Act effective as of the beginning of the third quarter of 2004. Accordingly, the Company's accumulated postretirement benefit obligation and net postretirement health care costs included in the consolidated financial statements reflect the effects of the Act. The effect of adoption of the Act were not significant to the Company's financial statements.



Note 6 - ACQUISTION
         On August 30, 2004, Tootsie Roll Industries, Inc. (Tootsie Roll) purchased certain assets and assumed certain liabilities of Concord Confections Inc. and its affiliates (collectively CCI) which comprise
         (i) Concord Confections Inc., the previous principal manufacturing and operating company, (ii) Terra Rouge Estates Inc., the previous owners of the land and real estate, (iii) Alpharetta Confections, Inc, the previous US sales and distribution company, and (iv) the 50% equity interest in the shares of Fleer Espanola, S.A. and Dr. Torrents, S.A., a Spanish operation. The adjusted purchase price was $214,088, and financed with the liquidation of $64,229 of marketable securities and a bank term loan for $154,000. The results of CCI's operations have been included in the condensed consolidated financial statements since the date of acquisition. CCI holds a strong market position in the bubble gum category and its products are sold primarily under the Dubble Bubble brand name and trademark. The addition of CCI reinforces the Company's commitment to offer well-known consumer brands that contribute to the success of the Company.

                                       -5A-

         Under the purchase method of accounting, the total adjusted estimated purchase price as shown in the table below has been allocated to CCI's tangible and intangible assets and liabilities based on their estimated fair values as of August 30, 2004, the purchase date. The valuation of a significant portion of assets and liabilities is still being determined and accordingly the allocation below is preliminary. The adjusted purchase price was preliminarily allocated as follows (in thousands of U.S.$):



   Preliminary calculation of adjusted purchase price:
   Cash consideration paid for net assets acquired          $218,229
   Estimated direct transactions fees and expenses,
         and contractual severance                             1,000
   Less-Adjustment to purchase relating to minimum
         working capital                                      (5,141)
                                                              -------
   Total adjusted purchase price                            $214,088
                                                            ========
   Preliminary allocation of adjusted purchase price:
   Net working capital based on historical book values     $   9,606
   Step up of inventories                                      1,622
   Investment in joint venture                                10,000
   Property, plant and equipment                              41,298
   Other assets                                                2,017
   Indefinite trademarks                                     112,400
   Goodwill-deductible                                        37,145
                                                              ------
   Total adjusted purchase price                            $214,088
                                                            ========



         The following unaudited pro forma condensed combined statements of earnings are presented as if the transaction had been completed on January 1, 2003. The following unaudited pro forma financial information gives effect to (i) the transaction as a purchase of CCI by Tootsie Roll using the purchase method of accounting, (ii) the assumptions and adjustments described in the accompanying notes to the unaudited pro forma condensed combined financial information, (iii) the incurrence by Tootsie Roll of a $154,000 bank term loan and the liquidation by Tootsie Roll of $64,229 of marketable securities and cash equivalents, and (iv) translation of CCI's historical financial statements from Canadian dollars to US dollars. The average US$/C$ exchange rates used to convert information was $0.71 for the year ended December 31, 2003 and $0.75 for the six months ended July 3, 2004.

                                       -5B-

         Pro forma adjustments are necessary to reflect the purchase price and to adjust CCI's net tangible and intangible assets and liabilities to estimated fair values. Pro forma adjustments are also necessary to reflect costs and expenses of financing the purchase, including additional interest expense relating to Tootsie Roll's bank borrowings and decrease in Tootsie Roll's investment income reflecting the sale of marketable securities, changes in depreciation expense resulting from fair value adjustments to net tangible assets, the new capital structure of CCI as a wholly-owned subsidiary of Tootsie Roll, and the income tax effects related to the pro forma adjustments. Certain reclassifications have been made to conform the CCI historical financial information to the pro forma presentation.

         Historical financial results of CCI were prepared using the Canadian dollar as the functional currency. Tootsie Roll has determined that they will consider the functional currency of CCI to be the US dollar subsequent to the date of acquisition as substantially all of the sales and financing as well as a portion of operating expenses are denominated in US dollars. The CCI financial information was prepared for the six months ended June 27, 2004 compared to the historical Tootsie Roll financial information that was prepared for the six months ended July 3, 2004.

         The allocation of purchase price is preliminary and is based on management's current estimates of the fair value of the assets acquired and liabilities to be assumed. Preliminary valuations have been considered in management's estimates of the fair values reflected in the unaudited pro forma condensed combined financial information. The final purchase price allocation will be completed after asset and liability valuations are finalized. In addition, the final purchase price could be affected by differences between the determination of the required minimum working capital amount that was to be provided under the terms of the CCI purchase contract. Final adjustments may change the allocation of the purchase price, which could affect the fair value assigned to the assets, including amounts preliminarily allocated to intangible assets with indefinite lives and goodwill, and reported liabilities.

         The unaudited pro forma condensed combined financial information does not reflect any cost savings or synergies that might be realized, including the anticipated elimination of substantially all of the CCI historical costs and expenses of senior executive compensation and other management expenses which aggregated approximately $12,300 and $2,800 for the year ended December 31, 2003 and six months ended July 3, 2004, respectively.

                                       -5C-

             UNAUDITED PRO FORMA CONDENSED COMBINED INCOME STATEMENT
                             OF TOOTSIE ROLL AND CCI
                      FOR THE SIX MONTHS ENDED July 3, 2004
                (in thousands of U.S.$ except per share amounts)

                                                Combined
                                                Pro Forma
                                                ---------

Net sales                                      $ 196,448

Cost of sales                                    113,708
Selling, marketing & administration expenses      47,853
Foreign exchange (losses)                          ( 222)
Interest expense                                  (1,712)
Investment and other income                        2,320
                                                   -----

Earnings before income taxes                      35,273
Provision for income taxes                        11,923
                                                  ------

Net income                                     $  23,350
                                                  ======

Earning per share                              $    0.44
                                                    ====



             UNAUDITED PRO FORMA CONDENSED COMBINED INCOME STATEMENT
                             OF TOOTSIE ROLL AND CCI
                      FOR THE YEAR ENDED December 31, 2003
                (in thousands of U.S.$ except per share amounts)

                                                Combined
                                                Pro Forma
                                                ---------

Net sales                                       $ 467,009

Cost of sales                                     270,684
Selling, marketing & administration expenses      106,663
Foreign exchange  gains                            17,401 (a)
Interest expense                                   (3,252)
Investment and other income                         4,947
                                                    -----

Earnings before income taxes                      108,758
Provision for income taxes                         36,786
                                                   ------

Net income                                     $   71,972
                                                   ======

Earning per share                              $     1.39
                                                     ====


(a) The pro forma statement of earnings reflects $17,401 of foreign exchange gains for the year ended December 31, 2003. These gains principally comprise the net change in the market value of forward foreign exchange contracts outstanding as of the beginning and end of the indicated periods ($10,159), early settlement of outstanding hedges ($2,708), and net settlement of derivatives on their maturity dates ($4,534).

                                      -5D-

Note 7 - During the third quarter of 2004, the Company acquired the Concord Confections business (see Note 6). Approximately $64,229 of the purchase price was financed from the liquidation of marketable securities investments, a portion of which were previously classified as held to maturity investments. Because of these actions, the Company has reclassified $101,000 of its held to maturity investments to available for sale investments. The effect of this change in classification was not significant to the Company's 2004 comprehensive earnings and had no effect of the Company's 2004 net earnings.



Note 8 - The Company obtained a $154,000 bank loan during the period in order to finance the CCI acquisition. The principal will be repaid in quarterly installments through August, 2006. The loan is subject to a variable interest rate of LIBOR plus 0.175% to 0.225% dependent upon an applicable margin as defined by the loan agreement. As of October 2, 2004, the principal amount outstanding under this bank loan was $122,000.



Note 9 - Subsequent events:
         In October 2004, the Working Families Tax Relief Act of 2004 and the American Jobs Creation Act of 2004 became law. This legislation provides for a number of changes in tax laws. In accordance with SFAS No. 109, "Accounting for Income Taxes" effects of this new legislation will be reflected in the Company's financial statements beginning in the period of their enactment, October 2004. Management is presently reviewing this new legislation to determine the impacts on the Company and its operations.


         As of November 8, 2004, the outstanding principal balance of the bank loan referenced in Note 8 above was $92,000, a $30,000 reduction from October 2, 2004, reflecting the overall positive cash flows of the Company's business and further liquidation of marketable securities.

                                     -5E-

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (dollars in thousands except per share amounts)
                 -----------------------------------------------


The following is management's discussion of the company's operating results and analysis of factors which have affected the accompanying statements of earnings and financial position.


ACQUISTION
On August 30, 2004, Tootsie Roll Industries, Inc. (Tootsie Roll) purchased certain assets and assumed certain liabilities of Concord Confections Inc. and its affiliates (collectively CCI) which comprise (i) Concord Confections Inc., the previous principal manufacturing and operating company, (ii) Terra Rouge Estates Inc., the previous owners of the land and real estate, (iii) Alpharetta Confections, Inc, the previous US sales and distribution company, and (iv) the 50% equity interest in the shares of Fleer Espanola, S.A. and Dr. Torrents, S.A., a Spanish operation. The adjusted purchase price was $214,088, and financed with the liquidation of $64,229 of marketable securities and a bank term loan for $154,000. Under the purchase method of accounting, the total adjusted estimated purchase price has been allocated to CCI's tangible and intangible assets and liabilities based on their estimated fair values as of August 30, 2004, the purchase date. The valuation of a significant portion of assets and liabilities is still being determined, and accordingly, the purchase price allocation reflected in the accompanying financial statements is preliminary.


CCI holds a strong market position in the bubble gum category and its products are sold primarily under the Dubble Bubble brand name and trademark. The addition of CCI reinforces the Company's commitment to offer well-known consumer brands that contribute to the success of Tootsie Roll.


NET SALES:

             Third Quarter              Third Quarter, 2004
             -------------                    vs.
           2004          2003           Third Quarter, 2003
           ----          ----           -------------------
         $156,971      $147,201             +6.6%


              Nine Months              Nine Months, 2004
              -----------                     vs.
           2004          2003          Nine Months, 2003
          -------      --------        -----------------
         $314,174      $300,496             +4.6%

Third quarter net sales were $156,971 compared to $147,201 in the third quarter 2003, an increase of $9,770 or 6.6%. Nine month sales were $314,174 compared to $300,496 in the prior year corresponding period, an increase of $13,678 or 4.6%. Net sales for the third quarter and nine month periods benefited from $10,485 of net sales from the CCI business which was acquired on August 30, 2004.


The Company's quarterly financial reporting is based on 13 week periods ending on the last Saturday of each period while its annual reporting is based on the twelve months ending December 31st of the calendar year. This quarterly reporting requires that the Company periodically reset its quarter-end dates to maintain 13-week quarterly reporting periods during its calendar year. As a result, the Company's nine months 2004 and 2003 reporting periods ended on October 2, 2004 and September 27, 2003, respectively. If nine months 2004 had ended on September 27, 2004, the Company estimates that nine months 2004 net sales would have been approximately $4,900 less than the above reported 2004 net sales amount. Although both third quarterly periods in 2004 and 2003 had 13 weeks, the Company's seasonal Halloween sales at the end of each quarter may have provided some additional sales in third quarter of 2004 compared to 2003; however, this difference is not considered practical to determine.


COST OF GOODS SOLD:
                                                Cost of Goods Sold as a
                                                -----------------------
             Third Quarter                      Percentage of Net Sales
             -------------                      -----------------------
          2004           2003                3rd Qtr. 2004    3rd Qtr. 2003
          ----           ----                -------------    -------------
        $92,167        $85,269                    58.7%           57.9%

                                              Cost of Goods Sold as a
                                              -----------------------
             Nine Months                      Percentage of Net Sales
         ----------------------               -----------------------
          2004           2003           Nine Months 2004   Nine Months 2003
         -------       --------         ----------------   ----------------
        $179,648       $170,422                   57.2%           56.7%


Cost of goods sold as a percentage of net sales increased from 57.9% in the third quarter of 2003 to 58.7% in the third quarter of 2004. Nine month cost of goods sold as a percentage of net sales increased from 56.7% in 2003 to 57.2% in 2004. The increase in the third quarter and nine month 2004 cost of goods sold as a percentage of sales for the comparative reporting periods reflects the effects of higher manufacturing labor and plant overhead costs, a portion of which relates to a new automated line that is in its start-up phase. Although ingredient costs in the aggregate for the comparative third quarter periods are generally consistent, nine month 2004 costs are slightly favorable to the nine month prior year period. Overall gross margins were affected slightly by the inclusion of the CCI business which has a higher cost of goods sold as a percentage of sales than do most of the Company's core brands.

                                      -6A-

OPERATING EARNINGS:

             Third Quarter                    Third Quarter, 2004
             -------------                           vs.
         2004             2003                Third Quarter, 2003
         ----             ----                -------------------
       $39,681          $39,364                     +0.8%


              Nine Months                      Nine Months, 2004
              -----------                            vs.
         2004             2003                 Nine Months, 2003
        ------           ------                -----------------
       $72,560          $71,611                     +1.3%


Third quarter earnings from operations were $39,681 and $39,364 in 2004 and 2003, respectively, an increase of $317 or 0.8%. Improved third quarter 2004 earnings from operations benefited from higher reported net sales and ongoing cost control programs. However, increased transportation and distribution expenses, principally reflecting higher fuel costs, adversely affected third quarter 2004 reported results. Nine months earnings from operations were $72,560 and $71,611 in 2004 and 2003, respectively, an increase of $949 or 1.3%. Nine month performance was aided by higher sales, however, higher costs of sales and distribution expense, as discussed above, did have an adverse effect on the 2004 results. The reported results for third quarter and nine month 2004 benefited from the inclusion of the CCI business as of August 30, 2004.


NET EARNINGS:

             Third Quarter                    Third Quarter, 2004
             -------------                           vs.
         2004             2003                Third Quarter, 2003
         ----             ----                -------------------
       $26,976          $26,945                     +0.1%


              Nine Months                      Nine Months, 2004
              -----------                            vs.
         2004             2003                 Nine Months, 2003
        ------           ------                -----------------
       $50,297          $50,171                     +0.3%


Third quarter 2004 net earnings were $26,976 compared to third quarter 2003 net earnings of $26,945. Third quarter 2004 earnings per share were $0.52, compared to $.51 per share in third quarter 2003, an increase of $.01 or 2.0%. Nine months 2004 net earnings were $50,297 compared to nine months 2003 net earnings of $50,171. Nine months 2004 earnings per share were $.96, compared to $.94 for the comparative 2003 period, an increase of $.02 per share or 2%. Net earnings per share in third quarter and nine months 2004 benefited from share repurchases which resulted in a slight reduction in average shares outstanding. However, lower investment income and higher interest expense relating to the financing of

                                      -6B-
the purchase of the CCI business adversely affected third quarter and nine months 2004 net earnings as compared to the corresponding 2003 periods.


The consolidated effective income tax rate was 33.7% in both the third quarter and nine months 2004 compared to 33.8% in both the third quarter and nine months 2003. This improvement generally reflects a reduction in state income taxes.


LIQUIDITY AND CAPITAL RESOURCES:


The Company's liquidity and capital resources at October 2, 2004 reflects the purchase of the CCI business as discussed in the section entitled "Acquisition" above. Although the Company financed a portion of the CCI acquisition with a bank term loan of $154,000, the outstanding principal on this bank term loan aggregated $122,000 as of October 2, 2004. As of November 8, 2004, the outstanding principal on such term loan was $92,000, a $30,000 reduction reflecting the Company's overall positive cash flows and the maturity and liquidation of additional marketable securities. As of November 8, 2004, minimum payments of outstanding principal that are required under terms of the bank loan are $5,334 in 2005 and $86,666 in 2006.


The Company's current ratio (current assets divided by current liabilities) was
1.9 to 1 as of the end of third quarter 2004 as compared to 3.0 to 1 as of third quarter 2003 and 3.9 to 1 as of fourth quarter 2003. Net working capital was $108,409 as of the end of third quarter 2004 as compared to $188,412 and $180,818 as of the end of third quarter 2003 and fourth quarter 2003, respectively. Net working capital amounts include aggregate cash and cash equivalents and short-term investments of $60,206 as of the end of third quarter 2004 compared to $139,310 and $171,045 as of the end of third quarter 2003 and fourth quarter 2003, respectively. The decrease in cash and cash equivalents in the third quarter of 2004 reflects the acquisition of the CCI business on August 30, 2004. In addition, long-term investments, principally debt securities comprising municipal bonds, were $106,761 as of the end of third quarter 2004 as compared to $104,591 and $112,431 as of the end of third quarter 2003 and fourth quarter 2003, respectively.


Net cash provided by operating activities was $18,115 in nine months 2004 compared to $27,201 in nine months 2003. The net cash used in 2004 operating activities principally reflects higher inventories and income taxes payable and deferred, as well as the payments of split dollar insurance premiums.

                                      -6C-

Capital expenditures for nine months 2004 and 2003 were $10,825 and $9,272, respectively. Capital expenditures for the 2004 year are anticipated to be generally in line with historical annualized spending and are to be funded from the Company's cash flow from operations and internal sources.


Cash dividends paid in the nine months 2004 and 2003 were $11,222 and $10,803, respectively. The Company repurchased and retired $16,407 and $28,332 of its shares outstanding during nine months 2004 and 2003, respectively.


This discussion and certain other sections of this Form 10-Q contain forward-looking statements that are based largely on the Company's current expectations and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements. Such risks, trends and uncertainties, which in some instances are beyond the Company's control, include changes in demand and consumer preferences, including seasonal events such as Halloween; the effect of ingredient costs; the effect of acquisitions and related operating results on the Company's results of operations and financial condition; the Company's reliance on third-party vendors for various goods and services; changes in the confectionary market place including action taken by major retailers and customer accounts; customer and consumer response to marketing programs and price adjustments; changes in governmental laws and regulations including taxes; the overall competitive environment in the Company's industry, and the uncertainties associated with Section 404 of the Sarbanes Oxley Act with regard to assessment of the Company's internal control over financial reporting and the Company's ongoing compliance effort related thereto. The words "believe," "expect," "anticipate," "estimate," "intend" and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are as of the date of this filing.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK:


The Company is exposed to various market risks, including fluctuations in sugar, corn syrup, edible oils, cocoa and packaging costs. The Company also invests in securities with maturities of up to three years, the majority of which are held to maturity, which limits the Company's exposure to interest rate fluctuations. There has been no material change in the Company's market risks that would significantly affect the disclosures made in the Form 10-K for the year ended December 31, 2003. The Company is also exposed to exchange rate fluctuations in the Canadian dollar which is the currency used for a portion of the operating expenses at its Canadian plants.

                                      -6D-

Item 4.    CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, the chief executive officer and chief financial officer of the Company have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of October 2, 2004 and, based on their evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended October 2, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     -6E-

                           PART II - OTHER INFORMATION

                          TOOTSIE ROLL INDUSTRIES, INC.
                                AND SUBSIDIARIES
                          -----------------------------


Item 2.     Unregistered Sales of Equity Securities and
            Use of Proceeds.


                    (a) Total     (b) Average    (c) Total Number of Shares  (d) Maximum Number (or Approximate
                    Number of     Price Paid per    Purchased as Part of    Dollar Value) of Shares that May Yet
                      Shares         Share        Publicly Announced Plans      Be Purchased Under the Plans
Period               Purchased                         Or Programs                        Or Programs
                    -----------   -------------- ------------------------   ------------------------------------

JUL 4 TO JUL 31           -0-

AUG 1 TO AUG 28           -0-

AUG 29 TO OCT 2           -0-
                      -------

TOTAL                     -0-
                      =======


     While the Company does not have a formal or publicly announced stock repurchase program, the Company's board of directors periodically authorizes a dollar amount for share repurchases. The treasurer executes share repurchase transactions according to these guidelines.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit 2.1  - Purchase Agreement dated August 11, 2004 among the Company,
               Concord Confections Inc. ("Concord"), certain of Concord's affiliates and Concord's stockholders*

Exhibit 2.2  - First Amendment to Purchase Agreement dated August 27, 2004 among the Company, certain of the Company's affiliates, Concord, certain of Concord's affiliates and Concord's stockholders*

Exhibit 10.1 - Loan Agreement dated August 27, 2004 between the Company and Bank of America, N.A. *

Exhibit 31.1
 and 31.2    - Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act
               of 2002.

Exhibit 32   - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Incorporated by reference from the Company's 8-K filed on September 2, 2004

(b) Form 8-Ks

Form 8-K was filed on September 2, 2004 reporting under Items 1.01, 2.03 and
9.01 the Company's completion of an asset purchase from Concord and certain of its affiliates and the entry by the Company into a loan agreement related to financing for such acquisition.

Form 8-K was furnished on July 28, 2004 containing a press release announcing earnings for the second quarter 2004.




                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            TOOTSIE ROLL INDUSTRIES, INC.

Date:  NOV 11, 2004         BY: /s/MELVIN J GORDON
       ------------            -------------------
                               Melvin J. Gordon
                               Chairman of the Board

Date:  NOV 11, 2004         BY: /S/G HOWARD EMBER, JR.
       ------------            -----------------------
                               G. Howard Ember, Jr.
                               Vice President - Finance