Form 10-K
period 2004-12-31
TOOTSIE ROLL INDUSTRIES INC
filed 2005-03-16
CIK 98677

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        As of March 4, 2005, there were outstanding 34,764,570 shares of Common Stock par value $.69 4/9 per share, and 17,510,379 shares of Class B Common Stock par value $.69 4/9 per share.

        As of June 30, 2004, the aggregate market value of the Common Stock (based upon the closing price of the stock on the New York Stock Exchange on such date) held by non-affiliates was approximately $628,779,418. Class B Common Stock is not traded on any exchange, is restricted as to transfer or other disposition, but is convertible into Common Stock on a share-for-share basis. Upon such conversion, the resulting shares of Common Stock are freely transferable and publicly traded. Assuming all 17,510,379 shares of outstanding Class B Common Stock were converted into Common Stock, the aggregate market value of Common Stock held by non-affiliates on June 30, 2004 (based upon the closing price of the stock on the New York Stock Exchange on such date) would have been approximately $661,779,690. Determination of stock ownership by non-affiliates was made solely for the purpose of this requirement, and the Registrant is not bound by these determinations for any other purpose.

DOCUMENTS INCORPORATED BY REFERENCE

        1.     Portions of the Company's Annual Report to Shareholders for the year ended December 31, 2004 (the "2004 Report") are incorporated by reference in Parts I and II of this report and filed as an exhibit to this report.

        2.     Portions of the Company's Definitive Proxy Statement for the Company's Annual Meeting of Shareholders (the "2005 Proxy Statement") scheduled to be held on May 2, 2005 are incorporated by reference in Part III of this report.

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

PART I

ITEM 1.    Business.

        Tootsie Roll Industries, Inc. and its consolidated subsidiaries (the "Company") have been engaged in the manufacture and sale of confectionery products for over 100 years. This is the only industry segment in which the Company operates and is its only line of business. The majority of the Company's products are sold under the registered trademarks TOOTSIE ROLL, TOOTSIE ROLL POPS, CHILD'S PLAY, CARAMEL APPLE POPS, CHARMS, BLOW-POP, BLUE RAZZ, ZIP-A-DEE-DOO-DA POPS, CELLA'S, MASON DOTS, MASON CROWS, JUNIOR MINT, CHARLESTON CHEW, SUGAR DADDY, SUGAR BABIES, ANDES, FLUFFY STUFF, DUBBLE BUBBLE, RAZZLES, CRY BABY and NIK-L-NIP. In 2000, the Company acquired the trademarks for Andes and Fluffy Stuff along with their corresponding manufacturing assets. In 2004 the Company acquired the trademarks for DUBBLE BUBBLE, RAZZLES, CRY BABY and NIK-L-NIP along with their corresponding manufacturing assets and a 50% equity interest in a Spanish joint venture that manufactures and sells confectionery products, principally gum, from Concord Confections, Inc. and its affiliates for an aggregate purchase price of $218,229,000. See Note 12 of the Notes to Consolidated Financial Statements on Page 17 of the Company's Annual Report to Shareholders for the year ended December 31, 2004 (the "2004 Report").

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

        The Company's principal markets are in the United States, Canada and Mexico. The Company's Mexican plant supplies a very small percentage of the products marketed in the United States and Canada. The majority of production from the Company's Canadian plants is sold in the United States.

        The domestic confectionery business is highly competitive. The Company competes primarily with other manufacturers of bar candy, bagged candy and bubble gum of the type sold in the above mentioned stores. Although accurate statistics are not available, the Company believes it is among the ten largest domestic manufacturers in this field. In the markets in which the Company competes, the main forms of competition comprise brand recognition as well as a fair price for our products at various retail price points.

        The Company did not have a material backlog of firm orders at the end of the calendar years 2004 or 2003.

        Packaging materials and ingredients used by the Company are readily obtainable from a number of suppliers at competitive prices. Cocoa prices declined from recent historic highs as supplies from the Ivory Coast, the world's largest producer, improved with calming of recent civil unrest. Corn syrup prices decreased due to weather-related improvements in crop yield. Vegetable oil prices were higher due to weather-related crop yield declines in certain foreign markets that effect world supply and pricing. The domestic price of both raw and refined sugar declined due to a combination of improved crops and lower demand as a result of the low-carb diet trend. Packaging material costs, including films, cartons, corrugated containers and waxed paper, were relatively stable in 2004. The Company continues to seek competitive bids to leverage the high volume of annual purchases it makes of these items and to lower per unit costs. The Company has engaged in hedging transactions, primarily in sugar, corn syrup and soybean oil and may do so in the future if and when advisable. From time to time, the Company changes the size of certain of its products, which are usually sold at standard prices, to reflect significant changes in raw material costs.

        The Company does not hold any material patents, licenses, franchises or concessions. The Company's major trademarks are registered in the United States and in many other countries. Continued trademark protection is of material importance to the Company's business as a whole.

        Although the Company does develop new products, including product line extensions for existing brands, the Company does not expend material amounts of money on research or development activities.

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

        The Company employs approximately 2,200 persons.

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

        Revenues from Wal-Mart Stores, Inc. aggregated approximately 20.8%, 20.6% and 19.6% of total net sales during the years ended December 31, 2004, 2003 and 2002, respectively.

        For a summary of sales and long-lived assets of the Company by geographic area and additional information regarding the foreign subsidiaries of the Company, see Note 9 of the Notes to Consolidated Financial Statements on Page 16 of the 2004 Report and on Page 4 of the 2004 Report under the section entitled "International." Note 9 and the aforesaid section are incorporated herein by reference. Portions of the 2004 Report are filed as an exhibit to this report.

        Information regarding the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, will be made available, free of charge, upon written request to Tootsie Roll Industries, Inc., 7401 South Cicero Avenue, Chicago, Illinois 60629, Attention: Barry Bowen, Treasurer and Assistant Secretary. The

Company does not make such reports available on its website at www.tootsie.com because it believes that they are readily available from the Securities Exchange Commission at www.sec.gov, and because the Company provides them free of charge upon request. Interested parties, including shareholders, may communicate to the Board of Directors or any individual director in writing, by regular mail, addressed to the Board of Directors or an individual director, in care of Tootsie Roll Industries, Inc., 7401 South Cicero Avenue, Chicago, Illinois 60629, Attention: Ellen R. Gordon, President. If you wish to communicate directly with the Company's non-employee directors, please note that on the cover of the communication.

ITEM 2.    Properties.

        The Company owns its principal plant and offices which are located in Chicago, Illinois in a building consisting of approximately 2,225,000 square feet which is utilized for offices, manufacturing and warehousing. In addition to owning the principal plant and warehousing facilities mentioned above, the Company leases manufacturing and warehousing facilities at a second location in Chicago which comprises 138,000 square feet. The lease is renewable by the Company every five years through June, 2011. The Company also periodically leases additional warehousing space at this second location as needed on a month to month basis.

        The Company's other principal manufacturing facilities, all of which are owned, are:

Location	Square Feet (a)
New York, New York	45,000
Covington, Tennessee	685,000
Cambridge, Massachusetts	142,000
Delevan, Wisconsin	162,000
Selma, Alabama	21,200
Concord, Ontario, Canada	280,500	(b)
Mexico City, Mexico	90,000

(a)
Square footage is approximate and includes production, warehousing and office space.

(b)
Two facilities; a third owned facility, comprising 225,000 square feet of warehousing space, is leased to a third party.

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

ITEM 4.    Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of the Company's shareholders through the solicitation of proxies or otherwise during the fourth quarter of 2004.

ADDITIONAL ITEM.    Executive Officers of the Registrant.

        See the information on Executive Officers set forth in the table in Part III, Item 10, Page 6 of this report, which is incorporated herein by reference.

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        The Company's Common Stock is traded on the New York Stock Exchange. The Company's Class B Common Stock is subject to restrictions on transferability and no market exists for such shares of Class B Common Stock. The Class B Common Stock is convertible at the option of the holder into shares of Common Stock on a share-for-share basis. As of March 4, 2005, there were approximately 4,100 and 1,500 registered holders of record of Common and Class B Common Stock, respectively. In addition, the Company estimates that as of March 4, 2005 there were 14,000 and 3,500 beneficial holders of Common and Class B Common Stock, respectively. For information on the market price of, and dividends paid with respect to, the Company's Common Stock, see the section entitled "2004-2003 Quarterly Summary of Tootsie Roll Industries, Inc. Stock Price and Dividends Per Share" which appears on Page 20 of the 2004 Report. This section is incorporated herein by reference and filed as an exhibit to this report.

        The Company does not have any compensation plans under which equity securities of the Company are authorized for issuance.

ITEM 6.    Selected Financial Data.

        See the section entitled "Five Year Summary of Earnings and Financial Highlights" which appears on Page 21 of the 2004 Report. This section is incorporated herein by reference and filed as an exhibit to this report.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        See the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Pages 5-8 of the 2004 Report. This section is incorporated herein by reference and filed as an exhibit to this report.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        See the section entitled "Market Risks" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 7 of the 2004 Report. This section is incorporated herein by reference and filed as an exhibit to this report.

        See also Note 1 of the Notes of Consolidated Financial Statements commencing on Page 13 of the 2004 Report, which is incorporated herein by reference.

ITEM 8.    Financial Statements and Supplementary Data.

        The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated March 11, 2005, appearing on Pages 9-19 of the 2004 Report and the Quarterly Financial Data on Page 20 of the 2004 Report are incorporated by reference in this report. With the exception of the aforementioned information and the information incorporated in Items 1, 5, 6, 7 and 7A, the 2004 Report is not to be deemed filed as part of this report.

ITEM 9.    Changes in and Disagreements with Auditors on Accounting and Financial Disclosure.

        None.

ITEM 9A.    Controls And Procedures.

Disclosure Controls and Procedures

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

Internal Control over Financial Reporting

        (a)   See Page 18 of the 2004 Report for Management's Report on Internal Control over Financial Reporting, which is incorporated herein by reference.

        (b)   See Page 19 of the 2004 Report for the attestation report of the Company's independent registered public accounting firm, which is incorporated herein by reference.

        (c)   There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    Other Information.

        None

PART III

ITEM 10.    Directors and Executive Officers of the Registrant.

        See the information with respect to the Directors of the Company which is set forth in the section entitled "Election of Directors" of the Company's Definitive Proxy Statement to be used in connection with the Company's 2005 Annual Meeting of Shareholders (the "2005 Proxy Statement"). Except for the last paragraph of this section relating to the compensation of Directors, this section is incorporated herein by reference. See the information in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's 2005 Proxy Statement, which section is incorporated herein by reference.

        The following table sets forth the information with respect to the executive officers of the Company:

Name	Position (1)	Age
Melvin J. Gordon*	Chairman of the Board and Chief Executive Officer (2)	85
Ellen R. Gordon*	President and Chief Operating Officer (2)	73
G. Howard Ember Jr.	Vice President/Finance	52
John W. Newlin Jr.	Vice President/Manufacturing	68
Thomas E. Corr	Vice President/Marketing and Sales	56
John P. Majors	Vice President/Distribution	43
Barry P. Bowen	Treasurer	49

*
A member of the Board of Directors of the Company

(1)
All of the above named officers other than Mr. Majors have served in the positions set forth in the table as their principal occupations for more than the past ten years. From January, 2000 until joining the Company in October, 2004 Mr. Majors was employed by The Pepsi Bottling Group in various senior logistics management positions. Mr. and Mrs. Gordon also serve as President and Vice President, respectively of HDI Investment Corp., a family investment company.

(2)
Melvin J. Gordon and Ellen R. Gordon are husband and wife.

Code of Ethics

        The Company has a Code of Business Conduct and Ethics, which applies to all of the Company's directors and employees, and which meets the Securities Exchange Commission criteria for a "code of ethics." The Code of Ethics is available on the Company's website, located at www.tootsie.com, and the information in such Code of Conduct is available in print to any shareholder who requests a copy.

ITEM 11.    Executive Compensation.

        See the information set forth in the section entitled "Executive Compensation and Other Information" of the Company's 2005 Proxy Statement. Except for the "Report on Executive Compensation" and "Performance Graph," this section of the 2005 Proxy Statement is incorporated herein by reference. See the last paragraph of the section entitled "Election of Directors" of the 2005 Proxy Statement, which paragraph is incorporated herein by reference.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        For information with respect to the beneficial ownership of the Company's Common Stock and Class B Common Stock by the beneficial owners of more than 5% of said shares and by the management of the Company, see the sections entitled "Ownership of Common Stock and Class B

Common Stock by Certain Beneficial Owners" and "Ownership of Common Stock and Class B Common Stock by Management" of the 2005 Proxy Statement. These sections of the 2005 Proxy Statement are incorporated herein by reference. The Company does not have any compensation plans under which equity securities of the Company are authorized for issuance.

ITEM 13.    Certain Relationships and Related Transactions.

        See the section entitled "Certain Relationships and Related Transactions" of the 2005 Proxy Statement, which is incorporated herein by reference.

ITEM 14.    Principal Accountant Fees and Services.

        See the section entitled "Independent Auditor Fees and Services" of the 2005 Proxy Statement, which is incorporated herein by reference.

ITEM 15.    Exhibits and Financial Statement Schedules.

  (a)
  Financial Statements.

        The following financial statements and schedules are filed as part of this report:

  (1)
  Financial Statements (filed herewith as part of Exhibit 13):

    Report of Independent Registered Public Accounting Firm

    Consolidated Statements of Earnings, Comprehensive Earnings and Retained Earnings for the three years ended December 31, 2004

    Consolidated Statements of Cash Flows for the three years ended December 31, 2004

    Consolidated Statements of Financial Position at December 31, 2004 and 2003

    Notes to Consolidated Financial Statements

  (2)
  Financial Statement Schedule:

    Report of Independent Registered Public Accounting Firm Auditors on Financial Statement Schedule

    For the three years ended December 31, 2004—Valuation and Qualifying Accounts

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

TOOTSIE ROLL INDUSTRIES, INC.
By:	/s/ MELVIN J. GORDON Melvin J. Gordon, Chairman of the Board of Directors and Chief Executive Officer
Date:	March 15, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ MELVIN J. GORDON Melvin J. Gordon	Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)	March 15, 2005
/s/ ELLEN R. GORDON Ellen R. Gordon	Director, President and Chief Operating Officer	March 15, 2005
/s/ CHARLES W. SEIBERT Charles W. Seibert	Director	March 15, 2005
/s/ LANA JANE LEWIS-BRENT Lana Jane Lewis-Brent	Director	March 15, 2005
/s/ RICHARD P. BERGEMAN Richard P. Bergeman	Director	March 15, 2005
/s/ G. HOWARD EMBER, JR. G. Howard Ember, Jr.	Vice President, Finance (principal financial officer and principal accounting officer)	March 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
Tootsie Roll Industries, Inc.:

        Our audits of the consolidated financial statements, of management's assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 11, 2005 appearing in the 2004 Annual Report to Shareholders of Tootsie Roll Industries, Inc. (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Chicago, Illinois
March 11, 2005

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

DECEMBER 31, 2004, 2003 AND 2002

Description	Balance at beginning of year	Additions charged to costs and expenses	Deductions(1)	Balance at End of Year
2004:
Reserve for bad debts	$1,628,000	$489,091	$163,091	$1,954,000
Reserve for cash discounts	342,000	7,511,842	7,367,842	486,000

	$1,970,000	$8,000,933	$7,530,933	$2,440,000

2003:
Reserve for bad debts	$1,629,000	$720,152	$721,152	$1,628,000
Reserve for cash discounts	376,000	7,260,504	7,294,504	342,000

	$2,005,000	$7,980,656	$8,015,656	$1,970,000

2002:
Reserve for bad debts	$1,746,000	$347,226	$464,226	$1,629,000
Reserve for cash discounts	291,000	7,510,884	7,425,884	376,000

	$2,037,000	$7,858,110	$7,890,110	$2,005,000

(1)
Deductions against reserve for bad debts consist of accounts receivable written off net of recoveries and exchange rate movements. Deductions against reserve for cash discounts consist of allowances to customers.

INDEX TO EXHIBITS

The Company hereby agrees to provide the Commission, upon request, copies of any omitted exhibits or schedules required by Item 601(b)(2) of Regulation S-K.
2.1
Purchase Agreement dated August 11, 2004 among the Company, Concord, certain of Concord's affiliates and Concord's stockholders, including a list of omitted exhibits and schedules. Incorporated by reference to Exhibit 2.1 to the Company's Report on Form 8-K dated August 27, 2004; Commission File No. 1-1361.
The Company hereby agrees to provide the Commission, upon request, copies of any omitted exhibits or schedules required by Item 601(b)(2) of Regulation S-K.
2.2
First Amendment to Purchase Agreement dated August 27, 2004 among the Company, certain of the Company's affiliates, Concord, certain of Concord's affiliates and Concord's stockholders. Incorporated by reference to Exhibit 2.2 to the Company's Report on Form 8-K dated August 27, 2004; Commission File No. 1-1361.
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
10.28*	Tootsie Roll Industries, Inc. Bonus Incentive Plan. Incorporated by reference to Exhibit A of the Company's Proxy Statement dated March 27, 1997; Commission File No. 1-1361.
10.29*	Tootsie Roll Industries, Inc. 2002 Bonus Incentive Plan. Incorporated by reference to Exhibit A of the Company's Proxy Statement dated March 30, 2002; Commission File No. 1-1361.
10.30*	Executive Officer Compensation
10.31*	Director Compensation
10.32
Loan Agreement dated August 27, 2004 between the Company and Bank of America, N.A. Incorporated by reference to Exhibit 2.3 to the Company's Report on Form 8-K dated August 27, 2004, Commission File No. 1-1361.
13
The following items incorporated by reference herein from the Company's 2004 Annual Report to Shareholders for the year ended December 31, 2004 (the "2004 Report"), are filed as Exhibits to this report:
(i) Information under the section entitled "International" set forth on Page 4 of the 2004 Report;
(ii) Information under the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth on Pages 5-8 of the 2004 Report;
(iii) Consolidated Statement of Earnings, Comprehensive Earnings and Retained Earnings for the three years ended December 31, 2004 set forth on Page 11 of the 2004 Report;
(iv) Consolidated Statement of Financial Position at December 31, 2004 and 2003 set forth on Pages 9-10 of the 2004 Report;
(v) Consolidated Statement of Cash Flows for the three years ended December 31, 2004 set forth on Page 12 of the 2004 Report;

	(vi)	Notes to Consolidated Financial Statements set forth on Pages 13-17 of the 2004 Report;
(vii)
Management's Report on Internal Control over Financial Reporting set forth on Page 18 of the 2004 Report,(viii) Report of Independent Registered Public Accounting Firm set forth on Page 19 of the 2004 Report;
	(ix)	Quarterly Financial Data set forth on Page 20 of the 2004 Report;
	(x)	Information under the section entitled "2004-2003 Quarterly Summary of Tootsie Roll Industries, Inc. Stock Price and Dividends per Share" set forth on Page 20 of the 2004 Report; and
	(xi)	Information under the section entitled "Five Year Summary of Earnings and Financial Highlights" set forth on Page 21 of the 2004 Report.
21	List of Subsidiaries of the Company.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Executive compensation plan or arrangement.

QuickLinks

TABLE OF CONTENTS
Forward-Looking Information
PART I
  ITEM 1. Business.
  ITEM 2. Properties.
  ITEM 3. Legal Proceedings.
  ITEM 4. Submission of Matters to a Vote of Security Holders.
PART II
  ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
  ITEM 6. Selected Financial Data.
  ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.
  ITEM 8. Financial Statements and Supplementary Data.
  ITEM 9. Changes in and Disagreements with Auditors on Accounting and Financial Disclosure.
  ITEM 9A. Controls And Procedures.
  ITEM 9B. Other Information.
PART III
  ITEM 10. Directors and Executive Officers of the Registrant.
  ITEM 11. Executive Compensation.
  ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  ITEM 13. Certain Relationships and Related Transactions.
  ITEM 14. Principal Accountant Fees and Services.
  ITEM 15. Exhibits and Financial Statement Schedules.
SIGNATURES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE
INDEX TO EXHIBITS