Form 10-Q
period 2005-04-02
TOOTSIE ROLL INDUSTRIES INC
filed 2005-05-12
CIK 98677

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                        FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended APRIL 2, 2005

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

                   Yes  X         No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (April
2, 2005)

Class                                             Outstanding

Common Stock, $.69 4/9 par value                  35,581,783
Class B Common Stock, $.69 4/9 par value          18,034,648

         TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES



                        APRIL 2, 2005



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

            Notes to Condensed Consolidated Financial Statements   5-5B


  Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                   6

  Item 3.   Quantitative and Qualitative Disclosures About
             Market Risk                                           6C

  Item 4.   Controls and Procedures                                6D

Part II -   Other Information

  Item 2.   Unregistered Sales of Equity Securities and
             Use of Proceeds                                       7

  Item 6.   Exhibits                                               7

  Signatures                                                       7

  Certifications                                                   7A-C

                               PART 1. FINANCIAL INFORMATION
                               ITEM 1. FINANCIAL STATEMENTS
                       TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                               (in thousands of dollars)       (UNAUDITED)



ASSETS                                   April 02,       April 03,        Dec. 31,
 CURRENT ASSETS                             2005            2004            2004
  Cash & cash equivalents             $    31,065     $     52,942      $    56,989
  Investments                              40,192           89,348           32,369
  Trade accounts receivable,
   Less allowances of
   $2,404, $2,009 & $2,440                 26,794           20,837           28,456
  Other receivables                         8,445            4,223            9,001
  Inventories, at cost
   Finished goods & work in process        47,293           37,669           37,384
   Raw material & supplies                 23,925           19,138           21,393
  Prepaid expenses                          3,997           15,707            5,719
  Deferred income taxes                     1,370              951            1,382

   Total current assets                   183,081          240,815          192,693

 PROPERTY, PLANT & EQUIPMENT, at cost
  Land                                     14,976            8,268           14,973
  Buildings                                61,725           44,968           61,714
  Machinery & equipment                   249,029          209,929          244,367
                                          325,730          263,165          321,054
 Less-accumulated depreciation            145,877          133,532          142,304
 Net property, plant and equipment        179,853          129,633          178,750

 OTHER ASSETS

  Goodwill                                 73,974           38,151           74,002
  Trademarks                              193,342           79,348          193,342
  Investments                              85,713          120,705           96,640
  Split dollar life insurance              67,743           62,861           66,094
  Investment in joint venture              10,511                -           10,232
                                          431,283          301,065          440,310

   Total assets                          $794,217         $671,513         $811,753













(The accompanying notes are an integral part of these statements.)


                (in thousands except per share data)      (UNAUDITED)


LIABILITIES AND SHAREHOLDERS' EQUITY     April 2,        April 3,         Dec. 31,
 CURRENT LIABILITIES                       2005            2004            2004
  Bank loan                            $  9,667         $      -         $  6,333
  Accounts payable                       15,888           14,614           19,315
  Dividends payable                         329              400            3,659
  Accrued liabilities                    42,613           37,562           44,722
  Income taxes payable                   13,378           13,714            8,288
    Total current liabilities            81,875           66,290           82,317

 NON-CURRENT LIABILITIES

  Bank loan                              67,333                -           85,667
  Deferred income taxes                  25,689           22,680           25,995
  Postretirement health care and life
   insurance benefits                    10,238            9,510           10,075
  Industrial development bonds            7,500            7,500            7,500
  Deferred compensation and other
   liabilities                           29,673           27,446           30,020
    Total non-current liabilites        140,433           67,136          159,257
    Total liabilities                   222,308          133,426          241,574

SHAREHOLDERS' EQUITY

 Common Stock, $.69-4/9 par value-
  120,000 shares authorized; 35,582,
  34,933 & 34,760 respectively, issued   24,710           24,259           24,139
 Class B common stock, $.69-4/9
  par value-40,000 shares authorized;
  18,035, 17,645 & 17,515,
  respectively, issued                   12,524           12,254           12,163
 Capital in excess of par value         436,734          407,759          397,745
 Retained earnings                      111,266          107,345          149,055
 Accumulated other comprehensive
  earnings (loss)                       (11,333)         (11,538)         (10,931)
 Treasury stock (at cost)-
  60, 60 & 60 shares, respectively       (1,992)          (1,992)          (1,992)
   Total shareholders' equity           571,909          538,087          570,179
   Total liabilities and
     shareholders' equity              $794,217         $671,513         $811,753



                                                       -2A-

(The accompanying notes are an integral part of these statements.)



         TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF
      EARNINGS, COMPREHENSIVE EARNINGS AND RETAINED EARNINGS
     (in thousands except per share amounts)         (UNAUDITED)
                                                  FIRST QUARTER ENDED
                                            April 02, 2005  &  April 03,2004
Net sales                                     $ 97,925           $ 80,046
Cost of goods sold                              58,476             45,316

Gross margin                                    39,449             34,730

Selling, marketing and administrative expense   22,290             18,670

  Earnings from operations                      17,159             16,060
Other income, net                                1,207              1,275

  Earnings before income taxes                  18,366             17,335
Provision for income taxes                       5,860              5,842
Net earnings                                    12,506             11,493

Other comprehensive income, before tax:

Foreign currency translation adjustments            86                 79

Unrealized losses on securities                   (621)               (60)

Unrealized (losses) gains on derivatives          (153)               203

Other comprehensive (loss) income, before tax     (688)               222

Income tax benefit (expense) related to items
 of other comprehensive income                     286                (51)

Other comprehensive (loss) income, net of tax     (402)               171

Comprehensive earnings                        $ 12,104           $ 11,664

Retained earnings at beginning of period      $149,055           $156,786
  Net earnings                                  12,506             11,493
  Cash dividends                                (3,655)            (3,575)
  Stock dividends - 3%                         (46,640)           (57,359)

Retained earnings at end of period            $111,266           $107,345

   Net earnings per share                         $.23               $.21
   Dividends per share *                          $.07               $.07

Average number of shares outstanding            53,720             54,153


*Does not include 3% stock dividend to shareholders of record on 3/11/05 and 3/02/04.


(The accompanying notes are an integral part of the statements.)



                         TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands of dollars)       (UNAUDITED)
                                                         FIRST QUARTER ENDED
                                                 April 2, 2005   &  April  3, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                          $ 12,506            $ 11,493
Adjustments to reconcile net earnings to
 net cash provided by (used in) operating
 activities:
  Depreciation and amortization                          3,553               2,754
  Amortization of marketable securities	                   514                 662
  Purchase of trading securities                        (1,170)             (1,521)
  Changes in operating assets and liabilities:
   Accounts receivable                                   1,679              (2,686)
   Other receivables                                       459              (1,019)
   Inventories                                         (12,423)            (10,704)
   Prepaid expenses and other assets                      (175)            (11,649)
   Accounts payable and accrued liabilities             (5,548)              1,383
   Income taxes payable and deferred                     4,803               5,247
   Postretirement health care and life
    insurance benefits                                     163                 208
   Deferred compensation and other liabilities             411                 347
   Other                                                    24                 (64)

Net cash provided by (used in) operating activities      4,796              (5,549)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                  (4,626)             (3,191)
  Purchase of held to maturity securities                    -              (8,155)
  Maturity of held to maturity securities                    -               8,250
  Purchase of available for sale securities             (3,000)            (33,079)
  Sale and maturity of available for
   sale securities                                       5,611              23,928

Net cash used in investing activities                  ( 2,015)            (12,247)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Repayment of bank loan                               (15,000)                  -
  Dividends paid in cash                                (7,315)             (7,164)
  Shares repurchased and retired                        (6,390)             (6,182)

Net cash used in financing activities                  (28,705)            (13,346)

Decrease in cash and cash equivalents                  (25,924)            (31,142)
Cash and cash equivalents-beginning of year             56,989              84,084

Cash and cash equivalents end of quarter              $ 31,065            $ 52,942

Supplemental cash flow information:
  Income taxes paid                                   $    462            $    639
  Interest paid                                       $    580            $     81
  Stock dividend issued                               $ 46,311            $ 56,959

(The accompanying notes are an integral part of the statements.)





          TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        APRIL 2, 2005
       (in thousands except per share amounts) (UNAUDITED)


Note 1 - Foregoing data has been prepared from the unaudited financial records of the company and in the opinion of management all adjustments necessary for a fair statement of the results for the interim period have been reflected. All adjustments were of a normal and recurring nature. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the company's 2004 Annual Report on Form 10-K.


Note 2 - Average shares outstanding for the period ended April 2, 2005 reflects stock repurchases of 216 shares for $6,390 and a 3% stock dividend distributed on April 14, 2005. Average shares outstanding for the period ended April 3, 2004 reflects stock repurchases of 170 shares for $6,182 and a 3% stock dividend distributed on April 14, 2004.


Note 3 - Results of operations for the period ended April 2, 2005 are not necessarily indicative of results to be expected for the year to end December 31, 2005 because of the seasonal nature of the company's operations. Historically, the third quarter has been the company's largest sales quarter due to Halloween sales.


Note 4 - On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the "Act"). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and as of today, uncertainty remains as to how to interpret certain provisions of the Act. As such, the company has not yet determined whether, and to what extent, it may repatriate earnings that have not yet been remitted to the U.S. and therefore makes no estimate as to the amount of future remittances.

         The Act also provides for a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. This provision also is subject to a number of limitations which affect the effective tax rate in 2005 and later. The accompanying financial statements reflect the company's estimate of the effect of the Act on its effective tax rate in 2005.


Note 5 - On August 30, 2004, the company purchased certain assets and assumed certain liabilities from Concord Confections, Inc. and its affiliates (collectively Concord) including its 50% equity interest in a Spanish joint venture. Cash consideration paid of $218,229 was funded by the liquidation of $64,229 of marketable securities and a bank term loan of $154,000. The adjusted purchase price of $212,587 reflects an estimated recovery of $6,642 relating to a deficiency in minimum working capital required under terms of the purchase contract. Subsequent to the end of first quarter 2005, the company finalized the estimated working capital deficiency and collected $6,755. The results of Concord's operations have been included in the company's condensed consolidated financial statements since August 30, 2004. Concord holds a strong market position in the bubble gum category and its products are sold primarily under the Dubble Bubble brand name and trademark.

         The following table includes the unaudited pro forma net sales, net earnings and net earnings per share for the first quarter of 2004 as if the company had acquired Concord as of January 1, 2004. Pro forma adjustments are necessary to reflect costs and expenses of financing the purchase, including additional interest expense on bank borrowings, decrease in investment income reflecting the sale of marketable securities, and changes in depreciation expense resulting from fair value adjustments to net tangible assets.


         The pro forma results do not reflect any cost savings or synergies that might be realized, including the anticipated elimination of substantially all of the Concord historical senior executive compensation and other management expenses which aggregated $863 net of income taxes for the first quarter 2004.










                             -5A-

        Following is a summary of the unaudited pro forma combined results for Tootsie Roll Industries, Inc. and the Concord
        Confections business for the first quarter 2004:

                                                 2004
                                               Combined
                                               Pro Forma

         Net sales..............................$ 97,003
         Net earnings...........................$ 12,004
         Earnings per share.....................$    .22


         The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of January 1, 2004, nor are they necessarily indicative of future consolidated results.


Note 6 - The bank loan is payable in quarterly installments through August of 2006. As a result of prepayments, the next quarterly installment is due in March, 2006. The loan is collateralized by investments in marketable securities and is subject to other terms and conditions, none of which are significant. Interest is LIBOR based, and the average rate was 2.8% in 2005.





























                             -5B-

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               (dollars in thousands except per share amounts)


The following is management's discussion of the company's operating results and analysis of factors that have affected the accompanying Condensed Statement of Earnings.


NET SALES:                                Net change in
                                       First Quarter, 2005
              First Quarter                    vs.
           2005          2004          First Quarter, 2004
         $97,925       $80,046                22.3%


First quarter 2005 net sales were $97,925 compared to $80,046 in first quarter 2004, an increase of $17,879 or 22.3%. First quarter 2005 sales benefited from $17,345 of sales from the Concord Confections business which was acquired on August 30,2004.

First quarter 2005 net sales of $97,925 were down from fourth quarter 2004 net sales of $105,936. This is not considered unusual, as the first quarter of the year is historically the company's lowest sales quarter.


COST OF SALES:
                                                   Cost of Sales as a
              First Quarter                     Percentage of Net Sales
          2005           2004                1st Qtr. 2005    1st Qtr. 2004
        $58,476        $45,316                    59.7%           56.6%


Cost of sales as a percentage of net sales increased from 56.6% in first quarter 2004 to 59.7% in first quarter 2005. The increase in cost of sales as a percentage of net sales reflects the inclusion of the Concord Confections business which has higher costs as a percentage of net sales, various start-up costs associated with a new production line, generally higher labor costs, including health insurance and other fringe benefits, and increased manufacturing plant overhead costs.


OPERATING EARNINGS:
                                              First Quarter, 2005
              First Quarter                            vs.
         2005             2004                First Quarter, 2004
       $17,159          $16,060                      6.8%

Selling, marketing and administrative expenses rose from $18,670 in the first quarter 2004 to $22,290 in first quarter 2005, an increase of $3,620 or 19.4%. The aforementioned increase principally reflects the incremental operating expenses of the Concord Confections business. However, as a percentage of net sales, such operating expenses favorably decreased from 23.3% in 2004 to 22.8% in 2005, reflecting various cost efficiencies achieved from increased consolidated net sales due to the inclusion of the Concord Confections business.

First quarter earnings from operations were $17,159 and $16,060 in 2005 and 2004, respectively, an increase of $1,099 or 6.8%. Improved first quarter 2005 operating earnings benefited from higher reported net sales and resulting operating earnings from the inclusion of the Concord Confections business as discussed above.


NET EARNINGS:
                                              First Quarter, 2005
              First Quarter                            vs.
         2005             2004                First Quarter, 2004
       $12,506          $11,493                      8.8%


First quarter 2005 net earnings were $12,506 compared to first quarter 2004 net earnings of $11,493. First quarter 2005 earnings per share were $0.23, compared to $0.21 per share in the prior year comparative period, an increase of $0.02 or 9.5%.

Other income, net was $1,207 in first quarter 2005 compared to $1,275 in first quarter 2004. Other income, net in 2005 includes $570 of increased interest expense and $487 of decreased investment income reflecting the financing costs of the Concord Confections business acquired on August 30, 2004. First quarter 2005 other income, net benefited from $472 of foreign exchange and translation gains, $251 of real estate rental income from the Concord Confections business, and $279 of net income from the company's Spanish joint venture acquired as part of the Concord Confections business.

The consolidated effective income tax rate favorably decreased from 33.7% in first quarter 2004 to 32.4% in first quarter 2005. This improvement generally reflects the statutory reduction in the U.S. federal income tax rate in 2005 for US manufacturing activities as well as lower effective rates for foreign taxes.

In addition to the factors discussed above, earnings per share benefited from fewer shares outstanding as a result of the company's share repurchases.






                                  -6A-

LIQUIDITY AND CAPITAL RESOURCES:


The company's current ratio (current assets divided by current liabilities) was
2.2 to 1 as of the end of first quarter 2005 as compared to 3.6 to 1 as of the end of first quarter 2004 and 2.3 to 1 as of the end of fourth quarter 2004.
Net working capital was $101,207 as of the end of first quarter 2005 as compared to $110,376 and $174,525 as of the end of fourth quarter 2004 and first quarter 2004, respectively. The aforementioned net working capital amounts are principally reflected in aggregate cash and cash equivalents and short-term investments which totalled $71,257 as of the end of first quarter 2005 compared to $89,358 and $142,290, as of the end of fourth quarter 2004 and first quarter 2004, respectively. In addition, long-term investments, principally debt securities comprising municipal bonds, were $85,713 as of the end of first quarter 2005 as compared to $96,640 and $120,705 as of the end of fourth quarter 2004 and first quarter 2004, respectively. Investments in municipal bonds and other debt securities that matured during first quarters 2005 and 2004 were generally replaced with debt securities of similar maturities.

The decreases in overall working capital, aggregate cash and cash equivalents, and short-term and long-term investments from first quarter 2004 reflects the company's financing of the Concord Confections business on August 30,2004 for an adjusted purchase price of approximately $212,587. The aforementioned adjusted purchase price reflects the Company's recovery subsequent to the end of first quarter 2005 of approximately $6,755 relating to the final determination of the required minimum working capital amount under terms of the Concord purchase contract.

Net cash provided by operating activities was $4,796 for first quarter 2005, whereas $5,549 of net cash was used in operating activities in first quarter 2004. The aforementioned net change in net cash provided by/used in operating activities principally reflects the Company's pre-funding of the annual cost of certain defined contribution employee benefit plans in 2004, reflected as a prepaid expense, which was not pre-funded in 2005; the timing of payments relating to accounts payable also contributed to such net change. Capital expenditures for first quarter 2005 and 2004 were $4,626 and $3,191, respectively. Capital expenditures for the 2005 year are anticipated to be generally in line with historical annualized spending after adjusting for the addition of the Concord Confections business, and are to be funded from the company's cash flow from operations and internal sources.

As of the end of first quarter 2005, the company has $77,000 outstanding relating to its bank loan in connection with the financing of the Concord Confections acquisition on August 30,2004. As a result of prepayments on this loan, the next required installment of $9,667 is due in March 2006. The balance of the bank loan is due in later 2006. The company anticipates making substantial prepayments on this loan in 2005 which will be funded from cash flows from operations and maturities of investments in marketable securities.


                              -6B-

Cash dividends declared in first quarter 2005 and 2004 were $3,655 and $3,575, respectively. However, dividends paid in cash were $7,315 and $7,164, in first quarter 2005 and 2004, respectively. The difference between dividends declared and dividends paid is due to payment in the first quarter of a dividend declared in the fourth quarter.

The company repurchased and retired $6,390 and $6,182 of its outstanding common stock during first quarter 2005 and 2004, respectively.

This discussion and certain other sections of this Form 10-Q contain forward-looking statements that are based largely on the company's current expectations and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements. Such risks, trends and uncertainties, which in some instances are beyond the company's control, include changes in demand and consumer preferences, including seasonal events such as Halloween; the effect of ingredient costs; the effect of acquisitions on the company's results of operations and financial condition; the effect of changes in foreign currencies on the company's foreign subsidiaries; the company's reliance on third-party vendors for various goods and services; the effect of changes in assumptions, including discount rates and profit margins, relating to the company's impairment testing and analysis of its goodwill and trademarks; changes in the confectionary market place including actions taken by major retailers and customers; customer and consumer response to marketing programs and price adjustments; changes in governmental laws and regulations including taxes; the overall competitive environment in the company's industry; and changes in assumptions and judgments discussed under the heading "Critical Accounting Policies of the company's MD&A" included in the 2004 annual report and 10-K. The words "believe," "expect," "anticipate," "estimate," "intend" and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are as of the date of this filing.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK:


The company is exposed to various market risks, including fluctuations in sugar, corn syrup, edible oils, cocoa and packaging costs. The company is exposed to exchange rate fluctuations in the Canadian dollar which is the currency used for a portion of the operating expenses at its Canadian plants. The company also invests in securities with maturities of up to three years, the majority of which are held to maturity, which limits the company's exposure to interest rate fluctuations. There has been no material change in the company's market risks that would significantly affect the disclosures made in the Form 10-K for the year ended December 31, 2004.



                              -6C-

Item 4.	  CONTROLS AND PROCEDURES


Under the supervision and with the participation of management, the chief executive officer and chief financial officer of the company have evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures as of April 2, 2005 and, based on their evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the company's internal control over financial reporting that occurred during the company's fiscal quarter ended April 2, 2005 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.



























                              -6D-

            PART II - OTHER INFORMATION

             TOOTSIE ROLL INDUSTRIES, INC.
                    AND SUBSIDIARIES

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds


                    (a) Total     (b) Average               Shares           Approximate Dollar
                    Number of     Price Paid per     Purchased as Part of    Value of Shares that
                                                                             May Yet Be Purchased
                      Shares         Share        Publicly Announced Plans   Under the Plans or
  Period            Purchased                          Or Programs               or Programs

JAN 1 TO JAN 29             -       $   .              NOT APPLICABLE              NOT APPLICABLE

JAN 30 TO FEB 26            -           .              NOT APPLICABLE              NOT APPLICABLE

FEB 27 TO APR 2       215,700         29.59            NOT APPLICABLE              NOT APPLICABLE

TOTAL                 215,700       $ 29.59

     While the Company does not have a formal or publicly announced stock repurchase program, the company's board of directors periodically authorizes a dollar amount for share repurchases. The treasurer executes share repurchase transactions according to these guidelines.


Item 6.  EXHIBITS

    Exhibits 31.1 and 31.2 - Certifications Pursuant to Section 302 of the
    Sarbanes-Oxley Act of 2002.

    Exhibit 32 - Certification Pursuant to 18 U.S.C. Section 1350, as
    Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.





                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            TOOTSIE ROLL INDUSTRIES, INC.

Date:  MAY 11, 2005         BY:/S/Melvin J. Gordon
                               Melvin J. Gordon
                               Chairman of the Board

Date:  MAY 11, 2005         BY:/s/G. Howard Ember, Jr.
                               G. Howard Ember, Jr.
                               Vice President - Finance











                                                                Exhibit 31.1

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

b) designed such disclosure controls over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

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

                                    Date:  May 11, 2005


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

b) designed such disclosure controls over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

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

                                    Date:  May 11, 2005


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

Industries, Inc. for the quarterly period ended April 2, 2005 (the

Form 10-Q) fully complies with the requirements of secton 13(a) or

15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q fairly presents, in all material respects,

the financial condition and results of operations of Tootsie Roll

Industries, Inc. and its subsidiaries.









Dated: May 11, 2005                  /s/Melvin J. Gordon
                                     Melvin J. Gordon
                                     Chairman and Chief
                                     Executive Officer



Dated: May 11, 2005                  /s/G. Howard Ember, Jr.
                                     G. Howard Ember, Jr.
                                     V.P./Finance and
                                     Chief Financial Officer











                                -7C-