Form 10-Q
period 2005-07-02
TOOTSIE ROLL INDUSTRIES INC
filed 2005-08-10
CIK 98677

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                        FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended JULY 2, 2005

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

                   Yes  X         No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (August 8, 2005)

Class                                             Outstanding

Common Stock, $.69 4/9 par value                  35,568,861
Class B Common Stock, $.69 4/9 par value          18,011,170




         TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES



                        JULY 2, 2005



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

            Notes to Condensed Consolidated Financial Statements   5-5A


  Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                   6-6C

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

  Item 6.   Exhibits                                               7A

  Signatures                                                       7A

  Certifications                                                   7B-D




                               PART 1. FINANCIAL INFORMATION
                               ITEM 1. FINANCIAL STATEMENTS
                       TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                               (in thousands of dollars)       (UNAUDITED)



ASSETS                                      July 2,        July 3,          Dec. 31,
 CURRENT ASSETS                               2005           2004             2004
  Cash & cash equivalents                  $ 31,780      $ 59,750          $ 56,989
  Investments                                39,015        62,130            32,369
  Trade accounts receivable,
   Less allowances of
   $2,582, $2,020 & $2,440                   29,293        21,837            28,456
  Other receivables                           2,273         3,014             9,001
  Inventories, at cost
   Finished goods & work in process          66,797        55,821            37,384
   Raw material & supplies                   24,103        21,737            21,393
  Prepaid expenses                            3,729        11,204             5,719
  Deferred income taxes                       1,352           951             1,382

   Total current assets                     198,342       236,444           192,693

 PROPERTY, PLANT & EQUIPMENT, at cost

  Land                                       14,992         8,254            14,973
  Buildings                                  61,778        44,925            61,714
  Machinery & equipment                     253,204       213,781           244,367
                                            329,974       266,960           321,054
 Less-accumulated depreciation              149,607       136,280           142,304
 Net property, plant and equipment          180,367       130,680           178,750

 OTHER ASSETS

  Goodwill                                   74,793        38,151            74,002
  Trademarks                                193,342        79,348           193,342
  Investments                                78,465       126,135            96,640
  Split dollar life insurance                69,563        66,043            66,094
  Investment in joint venture                10,945             -            10,232
                                            427,108       309,677           440,310

   Total assets                            $805,817      $676,801          $811,753


(The accompanying notes are an integral part of these statements.)



                  (in thousands except per share data)      (UNAUDITED)


LIABILITIES AND SHAREHOLDERS' EQUITY        July 2,         July 3,          Dec. 31,
 CURRENT LIABILITIES                          2005            2004            2004
  Bank loan                                 $ 26,400      $      -         $  6,333
  Accounts payable                            16,874         11,752          19,315
  Dividends payable                            3,751          3,666           3,659
  Accrued liabilities                         42,460         39,076          44,722
  Income taxes payable                        12,089         18,941           8,288
    Total current liabilities                101,574         73,435          82,317

 NON-CURRENT LIABILITIES

  Bank loan                                   49,000              -          85,667
  Deferred income taxes                       25,691         22,896          25,995
  Postretirement health care and life
    insurance benefits                        10,409          9,671          10,075
  Industrial development bonds                 7,500          7,500           7,500
  Deferred compensation and other
   liabilities                                30,206         27,385          30,020
    Total non-current liabilities            122,806         67,452         159,257
    Total liabilities                        224,380        140,887         241,574

SHAREHOLDERS' EQUITY

 Common Stock, $.69-4/9 par value-
  120,000 shares authorized; 35,561,
  34,661 & 34,760, respectively, issued       24,695         24,070          24,139
 Class B common stock, $.69-4/9 par value-
  40,000 shares authorized; 18,019, 17,614
  & 17,515, respectively, issued              12,513         12,232          12,163
 Capital in excess of par value              435,675        397,745         397,745
 Retained earnings                           121,251        115,512         149,055
 Accumulated other comprehensive loss        (10,705)       (11,653)        (10,931)
 Treasury stock (at cost)-
  60, 60 & 60 shares, respectively            (1,992)        (1,992)         (1,992)
   Total shareholders' equity                581,437        535,914         570,179
   Total liabilities and
     shareholders' equity                   $805,817       $676,801        $811,753




                                                       -2A-

(The accompanying notes are an integral part of these statements.)




                  TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF
               EARNINGS, COMPREHENSIVE EARNINGS AND RETAINED EARNINGS
                 (in thousands except per share amounts)   (UNAUDITED)
                                                         13 WEEKS ENDED
                                               July 2, 2005    &    July 3, 2004
Net sales                                       $103,627             $ 77,157
Cost of goods sold                                61,886               42,165

Gross margin                                      41,741               34,992

Selling, marketing and administrative expenses    22,820               18,173

  Earnings from operations                        18,921               16,819
Other income, net                                  1,184                1,022

  Earnings before income taxes                    20,105               17,841
Provision for income taxes                         6,374                6,012
Net earnings                                      13,731               11,829

Other comprehensive income, before tax:

Foreign currency translation adjustments             525                 (472)

Unrealized gains (losses) on securities              415                 (211)

Unrealized (losses) gains on derivatives            (252)                 776

Other comprehensive income, before tax               688                   93

Income tax expense related to items of other
  comprehensive income                               (60)                (209)

Other comprehensive income (loss), net of tax        628                 (116)

Comprehensive earnings                          $ 14,359             $ 11,713

Retained earnings at beginning of period        $111,266             $107,345
  Net earnings                                    13,731               11,829
  Cash dividends                                  (3,746)              (3,662)

Retained earnings at end of period              $121,251             $115,512

   Net earnings per share                          $0.26                $0.22
   Dividends per share *                           $0.07                $0.07

Average number of shares outstanding              53,529               53,952




*Does not include 3% stock dividend to shareholders of record on 3/11/05 and 3/02/04.



(The accompanying notes are an integral part of the statements.)





                           TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF
                 EARNINGS, COMPREHENSIVE EARNINGS AND RETAINED EARNINGS
                  (in thousands except per share amounts)     (UNAUDITED)
                                                             26 WEEKS ENDED
                                                July 2, 2005    &    July 3, 2004
Net sales                                       $201,552             $157,203
Cost of goods sold                               120,362               87,481

Gross margin                                      81,190               69,722

Selling, marketing and administrative expenses    45,110               36,843

  Earnings from operations                        36,080               32,879
Other income, net                                  2,391                2,296

  Earnings before income taxes                    38,471               35,175
Provision for income taxes                        12,234               11,854
Net earnings                                      26,237               23,321

Other comprehensive income, before tax:

Foreign currency translation adjustments             611                 (393)

Unrealized losses on securities                     (206)                (271)

Unrealized (losses) gains on derivatives            (405)                 979

Other comprehensive income, before tax                 0                  315

Income tax benefit (expense) related to items
  of other comprehensive income                      226                 (260)

Other comprehensive income, net of tax               226                   55

Comprehensive earnings                          $ 26,463             $ 23,376

Retained earnings at beginning of period        $149,055             $156,786
  Net earnings                                    26,237               23,321
  Cash dividends                                  (7,401)              (7,236)
  Stock dividends - 3%                           (46,640)             (57,359)

Retained earnings at end of period              $121,251             $115,512

   Net earnings per share                          $0.49                $0.43
   Dividends per share *                           $0.14                $0.14

Average number of shares outstanding              53,634               54,048


*Does not include 3% stock dividend to shareholders of record on 3/11/05 and 3/02/04.


                                      -3A-

(The accompanying notes are an integral part of the statements.)



                         TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (in thousands of dollars)       (UNAUDITED)
                                                           26 WEEKS ENDED
                                                 July  2, 2005   &   July  3, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                          $ 26,237            $ 23,321
Adjustments to reconcile net earnings to
 net cash provided by (used in) operating
 activities:
  Depreciation and amortization                          7,156               5,615
  Amortization of marketable securities                    967               1,333
  Purchase of trading securities                        (1,424)             (1,776)
  Changes in operating assets and liabilities:
   Accounts receivable                                    (736)             (3,768)
   Other receivables                                      (282)                680
   Inventories                                         (31,975)            (31,592)
   Prepaid expenses and other assets                    (2,958)            (10,354)
   Accounts payable and accrued liabilities             (4,779)                107
   Income taxes payable and deferred                     3,567              10,682
   Postretirement health care and life
    insurance benefits                                     334                 369
   Deferred compensation and other liabilities           1,060               1,097
   Other                                                   227                 (86)

Net cash used in operating activities                   (2,606)             (4,372)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Working capital adjustment from acquisition            6,755                   -
  Capital expenditures                                  (8,550)             (7,282)
  Purchase of held to maturity securities                    -             (22,049)
  Maturity of held to maturity securities                    -              32,146
  Purchase of available for sale securities            (13,386)            (37,528)
  Sale and maturity of available for
   sale securities                                      24,292              38,718

Net cash provided by investing activities                9,111               4,005

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from bank loan                                6,400                   -
  Repayment of bank loan                               (23,000)                  -
  Dividends paid in cash                                (7,639)             (7,560)
  Shares repurchased and retired                        (7,475)            (16,407)

Net cash used in financing activities                  (31,714)            (23,967)

Decrease in cash and cash equivalents                  (25,209)            (24,334)
Cash and cash equivalents at the beginning of year      56,989              84,084

Cash and cash equivalents at the end of quarter       $ 31,780            $ 59,750

Supplemental cash flow information:
  Income taxes paid                                   $  9,202            $  1,688
  Interest paid                                       $  1,092            $     95
  Stock dividend issued                               $ 46,311            $ 56,959

(The accompanying notes are an integral part of the statements.)



          TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        JULY 2, 2005
       (in thousands except per share amounts) (UNAUDITED)


Note 1 - Foregoing data has been prepared from the unaudited financial records of the company and in the opinion of management all adjustments necessary for a fair statement of the results for the interim period have been reflected. All adjustments were of a normal and recurring nature. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the company's 2004 Annual Report on Form 10-K.


Note 2 - Average shares outstanding for the period ended July 2, 2005 reflects stock repurchases of 252 shares for $7,475 and a 3% stock dividend distributed on April 14, 2005. Average shares outstanding for the period ended July 3, 2004 reflects stock repurchases of 474 shares for $16,407 and a 3% stock dividend distributed on April 14, 2004.


Note 3 - Results of operations for the period ended July 2, 2005 are not necessarily indicative of results to be expected for the year to end December 31, 2005 because of the seasonal nature of the company's operations. Historically, the third quarter has been the company's largest sales quarter due to Halloween sales.


Note 4 - On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the "Act"). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and as of today, uncertainty remains as to how to interpret certain provisions of the Act. As such, the company has not yet determined whether, and to what extent, it may repatriate earnings that have not yet been remitted to the U.S. and therefore makes no estimate as to the amount of future remittances. The company has determined that to the extent that foreign earnings are repatriated, the tax effect of such repatriation will not be material.

         The Act also provides for a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. This provision also is subject to a number of limitations which affect the effective tax rate in 2005 and later. The accompanying financial statements reflect the company's estimate of the Act on its effective tax rate in 2005.




Note 5 - On August 30, 2004, the company purchased certain assets and assumed certain liabilities from Concord Confections, Inc.
         and its affiliates (collectively Concord) including its 50% equity interest in a Spanish joint venture. Cash consideration paid of $218,229 was funded by the liquidation of $64,229 of marketable securities and a bank term loan of $154,000. During the second quarter 2005, the company finalized a working capital deficiency required under terms of the purchase contract, and collected $6,755. The results of Concord's operations have been included in the company's condensed consolidated financial statements since August 30, 2004. Concord holds a strong market position in the bubble gum category and its products are sold primarily under the Dubble Bubble brand name and trademark.

         The following table includes the unaudited pro forma net sales, net earnings and net earnings per share for the second quarter and first half of 2004, respectively, as if the company had acquired Concord as of January 1, 2004. Pro forma adjust-ments are necessary to reflect costs and expenses of financing the purchase, including additional interest expense on bank borrowings, decrease in investment income reflecting the sale of marketable securities, and changes in depreciation expense resulting from fair value adjustments to net tangible assets.

         The pro forma results do not reflect any cost savings or synergies that might be realized, including the anticipated elimination of substantially all of the Concord historical senior executive compensation and other management expenses which aggregated $1,561 and $2,424 net of income taxes for the second quarter and first half, respectively.

         Following is a summary of the unaudited pro forma combined results for Tootsie Roll Industries, Inc. and the Concord Confections business for the second quarter and first half 2004:


                                            Combined Pro Forma
                                      13 WEEKS ENDED    26 WEEKS ENDED
                                       JULY 3, 2004      JULY 3,2004

         Net sales                       $99,129            $196,132
         Net earnings                    $12,090            $ 24,094
         Earnings per share              $  0.22            $   0.45

         The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of January 1, 2004, nor are they necessarily indicative of future consolidated results.


Note 6 - The bank loan is payable in quarterly installments through August of 2006. As a result of prepayments, the next quarterly installment is due in March, 2006. The loan is collateralized by investments in marketable securities and is subject to other terms and conditions, none of which are significant. Interest is LIBOR based, and the average rate was 3.2% in 2005.


                             -5A-


               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               (dollars in thousands except per share amounts)


The following is management's discussion of the company's operating results and analysis of factors that have affected the accompanying Condensed Consolidated Statement of Earnings.


NET SALES:                                Net change in
                                       Second Quarter, 2005
             Second Quarter                    vs.
           2005          2004          Second Quarter, 2004
         $103,627      $77,157                34.3%


                                         First Half, 2005
               First Half                      vs.
           2005          2004            First Half, 2004
         $201,552      $157,203               28.2%


Second quarter 2005 net sales were $103,627 compared to $77,157 in second quarter 2004, an increase of $26,470 or 34.3%. First half 2005 net sales of $201,552 increased $44,349 or 28.2% from first half 2004 net sales of $157,203. Second quarter and first half 2005 sales benefited from $17,982 and $35,327, respectively, of sales from Concord Confections which was acquired on August 30,2004. In addition, many of the company's core brands had sales increases in the second quarter and first half 2005 as a result of successful marketing programs. The company also had selective price increases in early 2005 which aided the second quarter and first half sales results.



COST OF SALES:
                                                   Cost of Sales as a
             Second Quarter                     Percentage of Net Sales
          2005           2004                2nd Qtr. 2005    2nd Qtr. 2004
        $61,886        $42,165                    59.7%           54.6%


                                                   Cost of Sales as a
               First Half                       Percentage of Net Sales
          2005           2004                1st Half 2005    1st Half 2004
        $120,362        $87,481                    59.7%           55.6%



Cost of sales as a percentage of net sales increased from 54.6% in the second quarter 2004 to 59.7% in second quarter 2005, and from 55.6% in first half
2004 to 59.7% in first half 2005. These increases in cost of sales as a percentage of net sales are the result of the inclusion of Concord Confections, which has lower gross margins, various start-up costs associated with new production lines, higher costs for certain ingredients, packaging materials and labor, including health insurance and other fringe benefits, and increased manufacturing plant overhead costs.






OPERATING EARNINGS:
                                              Second Quarter, 2005
             Second Quarter                           vs.
         2005             2004                Second Quarter, 2004
       $18,921          $16,819                     12.5%



                                                First Half, 2005
               First Half                             vs.
         2005             2004                  First Half, 2004
       $36,080          $32,879                      9.7%


Second quarter 2005 selling, marketing and administrative expenses were $22,820 compared to $18,173 in second quarter 2004, an increase of $4,647 or 25.6%. These expenses rose from $36,843 in first half 2004 to $45,110 in first half 2005, an increase of $8,267 or 22.4%. These increases principally reflect the incremental operating expenses of Concord Confections in the respective 2005 periods. As a percentage of net sales, total selling, marketing and administrative expenses favorably decreased from 23.6% in second quarter 2004 to 22.0% in second quarter 2005, and from 23.4% in first half 2004 to 22.4% in first half 2005, reflecting various cost efficiencies achieved from increased consolidated net sales, including the sales from Concord Confections. The company has substantially completed the integration of the Concord Confections brands into its confectionary product portfolio.

Second quarter 2005 earnings from operations were $18,921 compared to $16,819 in second quarter 2004, an increase of $2,102 or 12.5%. First half 2005 earnings from operations were $36,080 compared to $32,879, an increase of $3,201 or 9.7%. Improved operating earnings in second quarter and first half 2005 principally resulted from higher reported consolidated sales, including the inclusion of the Concord Confections results as discussed above. However, the effects of higher sales were partially mitigated by those adverse factors that affected cost of sales as discussed above.


NET EARNINGS:
                                              Second Quarter, 2005
            Second Quarter                           vs.
         2005             2004                Second Quarter, 2004
       $13,731          $11,829                     16.1%


                                                First Half, 2005
               First Half                             vs.
         2005             2004                  First Half, 2004
       $26,237          $23,321                     12.5%


Second quarter 2005 net earnings were $13,731 compared to second quarter 2004 net earnings of $11,829, a $1,902 or 16.1% increase. Second quarter 2005 earnings per share were $0.26, compared to $0.22 per share in the prior year comparative period, an increase of $0.04 or 18.2%.

First half 2005 net earnings were $26,237 compared to first half 2004 net earnings of $23,321. First half net earnings per share were $0.49 in 2005 compared to $0.43 per share in 2004, an increase of $0.06 per share or 14.0%.





                                  -6A-



Other income, net was $1,184 in second quarter 2005 compared to $1,022 in second quarter 2004, an increase of $162. The aforementioned increase includes $610 of increased interest expense and $391 of decreased investment income reflecting the financing costs of Concord Confections acquired on August 30, 2004. Second quarter 2005 other income, net benefited from $248 of real estate rental income from Concord Confections and $433 of net income from the company's Spanish joint venture acquired as part of the Concord Confections acquisition.

Other income, net was $2,391 in first half 2005 compared to $2,296 in first half 2004, an increase of $95. First half other income, net reflects $1,180 of increased interest expense and $878 of decreased investment income reflecting the financing costs of the Concord Confections business. First half 2005 other income, net benefited from $499 of real estate rental income from Concord Confections and $713 of net income from the company's Spanish joint venture.

The consolidated effective income tax rate favorably decreased in both the quarter and first half from 33.7% in 2004 to 32.4% in 2005. This improvement generally reflects the statutory reduction in the U.S. federal income tax rate in 2005 for US manufacturing activities as well as lower effective rates for foreign taxes.

In addition to the factors discussed above, earnings per share benefited from fewer shares outstanding as a result of the company's share repurchases.


LIQUIDITY AND CAPITAL RESOURCES:

The company's current ratio (current assets divided by current liabilities) was
2.0 to 1 as of the end of second quarter 2005 as compared to 3.2 to 1 as of the end of second quarter 2004 and 2.3 to 1 as of the end of fourth quarter 2004. Net working capital was $96,768 as of the end of second quarter 2005 as compared to $110,376 and $163,009 as of the end of fourth quarter 2004 and second quarter 2004, respectively. The aforementioned net working capital amounts are principally reflected in aggregate cash and cash equivalents and short-term investments which totaled $70,795 as of the end of second quarter 2005 compared to $89,358 and $121,880, as of the end of fourth quarter 2004 and second quarter 2004, respectively. Net working capital was also affected by the classification of $26,400 of the bank loan as a short-term liability as of the end of second quarter 2005. In addition, long-term investments, principally debt securities comprising municipal bonds, were $78,465 as of the end of second quarter 2005 as compared to $96,640 and $126,135 as of the end of fourth quarter 2004 and second quarter 2004, respectively.

The bank loan and decreases in aggregate cash and cash equivalents, and short-term and long-term investments from second quarter 2004 reflect the company's financing of Concord Confections on August 30,2004 for an adjusted purchase price of approximately $212,500. The aforementioned adjusted purchase price reflects the company's recovery during second quarter 2005 of approximately $6,800 relating to the final determination of the required minimum working capital amount under terms of the Concord purchase contract.

Investments in municipal bonds and other debt securities that matured during first half 2004 were generally replaced with debt securities of similar maturities. Investments that matured or were sold during first half 2005 were generally used to repay the bank loan relating to the Concord acquisition.







                                  -6B-



Net cash used in operating activities was $2,606 for first half 2005, compared to $4,372 of net cash was used in operating activities in first half 2004. The aforementioned net change in net cash used in operating activities principally reflects higher net income and higher depreciation in 2005, and the company's pre-funding of the annual cost of certain defined contribution employee benefit plans in 2004, reflected as a prepaid expense, which was not pre-funded in 2005. However, the timing of payments in 2005 compared to 2004 relating to income taxes and accounts payable and accrued liabilities offset the effects of the aforementioned net cash provided by operating activities.

Capital expenditures for first half 2005 and 2004 were $8,550 and $7,282, respectively. Capital expenditures for the 2005 year are anticipated to be generally in line with historical annualized spending after adjusting for the addition of the Concord Confections business, and are to be funded from the company's cash flow from operations and internal sources.

As of the end of second quarter 2005, the company has $69,000 outstanding relating to its bank loan in connection with the financing of the Concord Confections acquisition on August 30,2004. As a result of prepayments on this loan, the next required installments of $1,667 and $18,333 are due in March 2006 and June 2006, respectively. The balance of the bank loan is due in later 2006. The company anticipates making substantial prepayments on this loan in 2005 which will be funded from cash flows from operations and maturities of investments in marketable securities.

Cash dividends paid in first half 2005 and 2004 were $7,639 and $7,560, respectively. The company also repurchased and retired $7,475 and $16,407 of its shares outstanding during first half 2005 and 2004, respectively.

This discussion and certain other sections of this Form 10-Q contain forward-looking statements that are based largely on the company's current expectations and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements. Such risks, trends and uncertainties, which in some instances are beyond the company's control, include changes in demand and consumer preferences, including seasonal events such as Halloween; the effect of ingredient costs; the effect of acquisitions on the company's results of operations and financial condition; the effect of changes in foreign currencies on the company's foreign subsidiaries; the company's reliance on third-party vendors for various goods and services; the company's ability to successfully implement new production processes and lines; the effect of changes in assumptions, including discount rates and profit margins, relating to the company's impairment testing and analysis of its goodwill and trademarks; changes in the confectionary market place including actions taken by major retailers and customers; customer and consumer response to marketing programs and price adjustments; changes in governmental laws and regulations including taxes; the overall competitive environment in the company's industry; and changes in assumptions and judgments discussed under the heading "Critical Accounting Policies of the company's MD&A" included in the 2004 annual report and 10-K. The words "believe," "expect," "anticipate," "estimate," "intend" and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are as of the date of this filing.







                                  -6C-




ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

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

Under the supervision and with the participation of management, the chief executive officer and chief financial officer of the company have evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures as of July 2, 2005 and, based on their evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the company's internal control over financial reporting that occurred during the company's fiscal quarter ended July 2, 2005 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

























                                  -6D-


              PART II - OTHER INFORMATION

             TOOTSIE ROLL INDUSTRIES, INC.
                    AND SUBSIDIARIES

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds


                                                                             Approximate Dollar
                    (a) Total     (b) Average               Shares           Value of Shares that
                    Number of     Price Paid per     Purchased as Part of    May Yet Be Purchased
                      Shares         Share        Publicly Announced Plans   Under the Plans
  Period            Purchased                          or Programs               or Programs

APR 3 TO APR 30    36,400         $ 29.75           NOT APPLICABLE           NOT APPLICABLE

MAY 1 TO MAY 28         -             .             NOT APPLICABLE           NOT APPLICABLE

MAY 29 TO JUL 2         -             .             NOT APPLICABLE           NOT APPLICABLE

TOTAL              36,400         $ 29.75

     While the Company does not have a formal or publicly announced stock repurchase program, the company's board of directors periodically authorizes a dollar amount for share repurchases. The treasurer executes share repurchase transactions according to these guidelines.


Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of the Company, held on May 2, 2005,
The following number of votes were cast for the matters indicated:

1. For the election of five Directors of the Company by the holders of Common Shares and Class B Common Shares voting together:

                                                                  Broker
    Nominee                  For          Withheld     Abstain   Non-Vote
Melvin J. Gordon           199,923,426    4,834,020      -0-        -0-

Ellen R. Gordon            199,930,765    4,826,681      -0-        -0-

Lana Jane Lewis-Brent      202,776,328    1,981,118      -0-        -0-

Barre A. Siebert           202,944,328    1,813,118      -0-        -0-

Richard P. Bergeman        202,208,037    2,549,409      -0-        -0-


2.  Proposal to ratify the appointment of PricewaterhouseCoopers LLP as auditors for the fiscal year 2005:
                                                                      Broker
                                  For          Against     Abstain   Non-Vote
Common Shares and Class B
Common Shares voting together   202,307,724   2,366,412    83,310      -0-

No other matters were submitted to a vote by ballot at the 2005 Annual
Meeting.



                             -7-



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

                            TOOTSIE ROLL INDUSTRIES, INC.

Date:  August 10, 2005      BY:/S/MELVIN J. GORDON
                               Melvin J. Gordon
                               Chairman of the Board

Date:  August 10, 2005      BY:/S/G. HOWARD EMBER, JR.
                               G. Howard Ember, Jr.
                               Vice President - Finance




























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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

    a) designed such disclosure controls and procedures, or caused such dis-closure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

                                    Date:  August 10, 2005


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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

    a)	designed such disclosure controls and procedures, or caused such dis-
closure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    b)	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;


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

                                    Date:  August 10, 2005

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

Certifies that (i) the Quarterly Report on Form 10-Q of Tootsie Roll

Industries, Inc. for the quarterly period ended July 2, 2005 (the

Form 10-Q) fully complies with the requirements of 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q fairly presents, in all material respects,

the financial condition and results of operations of Tootsie Roll

Industries, Inc. and its subsidiaries.









Dated: August 10, 2005            By:/S/MELVIN J. GORDON
                                     Melvin J. Gordon
                                     Chairman and Chief
                                     Executive Officer



Dated: August 10, 2005            By:/S/G. HOWARD EMBER, JR.
                                     G. Howard Ember, Jr.
                                     V.P./Finance and
                                     Chief Financial Officer












                             -7D-