Form 10-Q
period 2005-10-01
TOOTSIE ROLL INDUSTRIES INC
filed 2005-11-09
CIK 98677

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                        FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended OCTOBER 1, 2005

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

                   Yes  X         No ___

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

                   Yes            No  X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (October 12, 2005)

Class                                             Outstanding

Common Stock, $.69 4/9 par value                  35,574,325
Class B Common Stock, $.69 4/9 par value          18,005,706




         TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES



                        OCTOBER 1, 2005



                             INDEX

                                                               Page No.
Part I -   Financial Information

  Item 1.   Unaudited Financial Statements:

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

  Certifications                                                   7A

                              PART 1. FINANCIAL INFORMATION
                               ITEM 1. FINANCIAL STATEMENTS
                       TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                               (in thousands of dollars)       (UNAUDITED)



ASSETS                                                Oct. 01,        Oct. 02,         Dec. 31,
 CURRENT ASSETS                                          2005            2004            2004
  Cash & cash equivalents                           $    32,361     $  29,807         $  56,989
  Investments                                            46,027        30,399            32,369
  Trade accounts receivable,
   Less allowances of
   $3,528, $3,334 & $2,440                               87,078        90,895            28,456
  Other receivables                                       1,666         6,924             9,001
  Inventories, at cost
   Finished goods & work in process                      45,069        40,633            37,384
   Raw material & supplies                               21,086        22,179            21,393
  Prepaid expenses                                        3,754         6,367             5,719
  Deferred income taxes                                   1,410           951             1,382

   Total current assets                                 238,451       228,155           192,693

 PROPERTY, PLANT & EQUIPMENT, at cost
  Land                                                   14,991        14,968            14,973
  Buildings                                              61,776        60,718            61,714
  Machinery & equipment                                 255,713       238,313           244,367
                                                        332,480       313,999           321,054
 Less-accumulated depreciation                          152,208       139,059           142,304
 Net property, plant and equipment                      180,272       174,940           178,750

 OTHER ASSETS

  Goodwill                                               74,619        75,297            74,002
  Trademarks                                            193,342       191,747           193,342
  Investments                                            65,265       106,761            96,640
  Split dollar life insurance                            69,528        66,062            66,094
  Investment in joint venture                            11,041        10,000            10,232
                                                        413,795       449,867           440,310

   Total assets                                        $832,518      $852,962          $811,753










(The accompanying notes are an integral part of these statements.)


                  (in thousands except per share data)      (UNAUDITED)


LIABILITIES AND SHAREHOLDERS' EQUITY                   Oct. 1,        Oct. 02,          Dec. 31,
 CURRENT LIABILITIES                                     2005            2004            2004
  Bank loan                                            $ 60,000      $  17,000        $  6,333
  Accounts payable                                       17,546         23,994          19,315
  Dividends payable                                       3,751          3,659           3,659
  Accrued liabilities                                    52,603         52,981          44,722
  Income taxes payable                                   17,159         22,112           8,288
    Total current liabilities                           151,059        119,746          82,317

 NON-CURRENT LIABILITIES

  Bank loan                                                   -        105,000          85,667
  Deferred income taxes                                  25,974         23,034          25,995
  Postretirement health care and life
    insurance benefits                                   10,579          9,852          10,075
  Industrial development bonds                            7,500          7,500           7,500
  Deferred compensation and other liabilities            31,488         28,076          30,020
    Total non-current liabilities                        75,541        173,462         159,257
    Total liabilities                                   226,600        293,208         241,574

SHAREHOLDERS' EQUITY

 Common Stock, $.69-4/9 par value-
  120,000 shares authorized; 35,574,
  34,680 & 34,760 respectively, issued                   24,704         24,083          24,139
 Class B common stock, $.69-4/9 par value-
  40,000 shares authorized; 18,006, 17,595
  & 17,515, respectively, issued                         12,504         12,219          12,163
 Capital in excess of par value                         435,675        397,745         397,745
 Retained earnings                                      145,169        138,833         149,055
 Accumulated other comprehensive loss                   (10,142)       (11,134)        (10,931)
 Treasury stock (at cost)-
  60, 60 & 60 shares, respectively                       (1,992)        (1,992)         (1,992)
   Total shareholders' equity                           605,918        559,754         570,179
   Total liabilities and
     shareholders' equity                              $832,518       $852,962        $811,753



                                                       -2A-

(The accompanying notes are an integral part of these statements.)



                  TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF
               EARNINGS, COMPREHENSIVE EARNINGS AND RETAINED EARNINGS
                 (in thousands except per share amounts)   (UNAUDITED)
                                                         13 WEEKS ENDED
                                                Oct. 1, 2005    &    Oct. 2, 2004
Net sales                                       $173,692             $156,971
Cost of goods sold                               106,197               92,167

Gross margin                                      67,495               64,804

Selling, marketing and administrative expenses    28,507               25,123

  Earnings from operations                        38,988               39,681
Other income, net                                  1,543                1,007

  Earnings before income taxes                    40,531               40,688
Provision for income taxes                        12,866               13,712
Net earnings                                      27,665               26,976

Other comprehensive income, before tax:

Foreign currency translation adjustments             195                  283

Unrealized gains on securities                        54                   95

Unrealized gains on derivatives                      529                  283

Other comprehensive income, before tax               778                  661

Income tax expense related to items of other
  comprehensive income                              (215)                (141)

Other comprehensive income, net of tax               563                  520

Comprehensive earnings                          $ 28,228             $ 27,496

Retained earnings at beginning of period        $121,251             $115,512
  Net earnings                                    27,665               26,976
  Cash dividends                                  (3,747)              (3,655)

Retained earnings at end of period              $145,169             $138,833

   Net earnings per share                          $0.52                $0.50
   Dividends per share *                           $0.07                $0.07

Average number of shares outstanding              53,520               53,772







*Does not include 3% stock dividend to shareholders of record on 3/11/05 and 3/02/04.



(The accompanying notes are an integral part of the statements.)


                           TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF
                 EARNINGS, COMPREHENSIVE EARNINGS AND RETAINED EARNINGS
                  (in thousands except per share amounts)     (UNAUDITED)
                                                             39 WEEKS ENDED
                                                Oct. 1, 2005    &    Oct. 2, 2004
Net sales                                       $375,244             $314,174
Cost of goods sold                               226,559              179,648

Gross margin                                     148,685              134,526

Selling, marketing and administrative expenses    73,617               61,966

  Earnings from operations                        75,068               72,560
Other income, net                                  3,934                3,303

  Earnings before income taxes                    79,002               75,863
Provision for income taxes                        25,100               25,566
Net earnings                                      53,902               50,297

Other comprehensive income, before tax:

Foreign currency translation adjustments             806                 (110)

Unrealized losses on securities                     (152)                (176)

Unrealized gains on derivatives                      124                1,262

Other comprehensive income, before tax               778                  976

Income tax benefit (expense) related to items
  of other comprehensive income                       11                 (401)

Other comprehensive income, net of tax               789                  575

Comprehensive earnings                          $ 54,691             $ 50,872

Retained earnings at beginning of period        $149,055             $156,786
  Net earnings                                    53,902               50,297
  Cash dividends                                 (11,148)             (10,891)
  Stock dividends - 3%                           (46,640)             (57,359)

Retained earnings at end of period              $145,169             $138,833

   Net earnings per share                          $1.01                $0.93
   Dividends per share *                           $0.21                $0.21

Average number of shares outstanding              53,600               53,966





*Does not include 3% stock dividend to shareholders of record on 3/11/05 and 3/02/04.



                                      -3A-

(The accompanying notes are an integral part of the statements.)


                         TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (in thousands of dollars)       (UNAUDITED)
                                                           39 WEEKS ENDED
                                                 Oct.  1, 2005   &   Oct.  2, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                          $ 53,902            $ 50,297
Adjustments to reconcile net earnings to
 net cash provided by (used in) operating
 activities:
  Depreciation and amortization                         10,860               8,325
  Amortization of marketable securities                  1,332               1,885
  Purchase of trading securities                        (1,770)             (2,113)
  Changes in operating assets and liabilities:
   Accounts receivable                                 (58,359)            (61,476)
   Other receivables                                       658               2,089
   Inventories                                          (7,219)             (7,245)
   Prepaid expenses and other assets                    (2,862)             (5,453)
   Accounts payable and accrued liabilities              5,964              15,544
   Income taxes payable and deferred                     8,930              13,997
   Postretirement health care and life
    insurance benefits                                     504                 550
   Deferred compensation and other liabilities           1,620               1,745
   Other                                                   164                 (30)

Net cash provided by operating activities               13,724              18,115

CASH FLOWS FROM INVESTING ACTIVITIES:

  Acquisition of business, net of cash acquired             -             (218,229)
  Working capital adjustment from acquisition            6,755                   -
  Capital expenditures                                 (12,097)            (10,825)
  Purchase of held to maturity securities                    -             (22,049)
  Maturity of held to maturity securities                    -              67,657
  Purchase of available for sale securities            (15,086)            (81,699)
  Sale and maturity of available for
   sale securities                                      32,936              98,382

Net cash provided by (used in) investing activities     12,508            (166,763)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from bank loan                                6,400             154,000
  Repayment of bank loan                               (38,400)            (32,000)
  Dividends paid in cash                               (11,386)            (11,222)
  Shares repurchased and retired                        (7,474)            (16,407)

Net cash (used in) provided by financing activities    (50,860)             94,371

Decrease in cash and cash equivalents                  (24,628)            (54,277)
Cash and cash equivalents at the beginning of year      56,989              84,084

Cash and cash equivalents at the end of quarter       $ 32,361            $ 29,807

Supplemental cash flow information:
  Income taxes paid                                   $ 17,044            $ 12,402
  Interest paid                                       $  1,961            $    351
  Stock dividend issued                               $ 46,311            $ 56,959

(The accompanying notes are an integral part of the statements.)



          TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        OCTOBER 1, 2005
       (in thousands except per share amounts) (UNAUDITED)


Note 1 - Foregoing data has been prepared from the unaudited financial records of Tootsie Roll Industries, Inc. and Subsidiaries (the company) and in the opinion of management all adjustments necessary for a fair statement of the results for the interim period have been reflected. All adjustments were of a normal and recurring nature. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the company's 2004 Annual Report on Form 10-K.


Note 2 - Average shares outstanding for the nine month period ended October 1, 2005 reflects stock repurchases of 252 shares for $7,474 and a 3% stock dividend distributed on April
         14, 2005. Average shares outstanding for the nine month period ended October 2, 2004 reflects stock repurchases of 474 shares for $16,407 and a 3% stock dividend distributed on April 14, 2004.


Note 3 - Results of operations for the period ended October 1, 2005 are not necessarily indicative of results to be expected for the full year ended December 31, 2005 because of the seasonal nature of the company's operations. Historically, the third quarter has been the company's largest sales quarter due to Halloween sales.


Note 4 - The consolidated effective income tax rate favorably decreased in both the quarter and nine months from 33.7% in 2004 to 31.8% in 2005. This improvement generally reflects the statutory reduction in the U.S. federal income tax rate in 2005 for US manufacturing activities, lower effective rates for foreign taxes, and research and development credits against federal income taxes.

         On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the "Act"). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The company has not completed its evaluation of the Act. As such, the company has not yet determined whether, and to what extent, it may repatriate earnings that have not yet been remitted to the U.S. and therefore makes no estimate as to the amount of future remittances. The company has determined that to the extent that foreign earnings are repatriated, the tax effect of such repatriation will not be material to its financial statements.

         The Act also provides for a deduction from income for qualified domestic production activities, which will be phased in from 2005 through 2010. This provision also is subject to a number of limitations which affect the effective tax rate in 2005 and later. The accompanying financial statements reflect the company's estimate of the Act on its effective tax rate and income tax expense in 2005.


Note 5 - On August 30, 2004, the company purchased certain assets and assumed certain liabilities from Concord Confections, Inc. and its affiliates (collectively Concord) including its 50% equity interest in a Spanish joint venture. Cash consideration paid of $218,229 was funded by the liquidation of $64,229 of marketable securities and a bank term loan of $154,000. During the second quarter 2005, the company finalized a working capital calculation required under terms of the purchase contract, and collected $6,755. The results of Concord's operations have been included in the company's condensed consolidated financial statements since August 30, 2004. Concord holds a strong market position in the bubble gum category and its products are sold primarily under the Dubble Bubble brand name and trademark.

         The following table includes the unaudited pro forma net sales, net earnings and net earnings per share for the third quarter and nine months of 2004, respectively, as if the company had acquired Concord as of January 1, 2004. Pro forma adjustments are necessary to reflect costs and expenses of financing the purchase, including additional interest expense on bank borrowings, decrease in investment income reflecting the sale of marketable securities, and changes in depreciation expense resulting from fair value adjustments to net tangible assets.

         The pro forma results do not reflect any cost savings or synergies that might be realized, including the anticipated elimination of substantially all of the Concord historical senior executive compensation and other management expenses which aggregated $1,601 and $4,026 net of income taxes for the third quarter and nine months, respectively.

         Following is a summary of the unaudited pro forma combined results for Tootsie Roll Industries, Inc. and the Concord Confections business for the third quarter and nine months 2004:


                                            Combined Pro Forma
                                     13 WEEKS ENDED     39 WEEKS ENDED
                                     OCTOBER 1, 2004    OCTOBER 1,2004

         Net sales                       $177,210           $373,342
         Net earnings                    $ 27,412           $ 51,506
         Earnings per share              $   0.51           $   0.95

         The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of January 1, 2004, nor are they necessarily indicative of future consolidated results.


Note 6 - The bank loan is payable in quarterly installments through August of 2006. As a result of prepayments, the next quarterly installment is due in March, 2006. The loan is collateralized by investments in marketable securities and is subject to other terms and conditions, none of which are significant. Interest is LIBOR based, and the average rate was 3.5% in 2005.



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


NET SALES:                                 Net change in
                                        Third Quarter, 2005
             Third Quarter                     vs.
           2005          2004           Third Quarter, 2004
         $173,692      $156,971                10.7%


                                         Nine Months, 2005
               Nine Months                      vs.
           2005          2004            Nine Months, 2004
         $375,244      $314,174                19.4%


Third quarter 2005 net sales were $173,692 compared to $156,971 in third quarter 2004, an increase of $16,721 or 10.7%. Nine months 2005 net sales of $375,244 increased $61,070 or 19.4% from nine months 2004 net sales of $314,174. Third quarter and nine months 2005 sales benefited from $23,200 and $62,200, respectively, of sales from Concord Confections which was acquired on August 30,2004. In addition, many of the Company's core brands had sales increases in the third quarter and nine month 2005 period as a result of successful marketing programs, including those related to "back-to-school" and pre-Halloween programs. The Company also had selective price increases in early 2005 which aided the third quarter and nine months sales results.



COST OF SALES:
                                                   Cost of Sales as a
             Third Quarter                       Percentage of Net Sales
          2005           2004                3rd Qtr. 2005    3rd Qtr. 2004
        $106,197       $92,167                    61.1%           58.7%


                                                   Cost of Sales as a
              Nine Months                        Percentage of Net Sales
          2005           2004              Nine Months 2005   Nine Months 2004
        $226,559       $179,648                   60.4%           57.2%



Cost of sales as a percentage of net sales increased from 58.7% in the third quarter 2004 to 61.1% in third quarter 2005, and from 57.2% in nine months 2004 to 60.4% in nine months 2005. These increases in cost of sales as a percentage of net sales are the result of the inclusion of Concord Confections, which has lower gross margins, combined with the impact of increases in certain ingredient and packaging costs, higher energy, fuel and transportation costs, and additional costs associated with the relocation and implementation of new production lines.

Significant cost increases are anticipated during 2006 in many commodities and packaging materials widely used in the confectionary industry, including sugar, corn syrup, dextrose, milk, whey and energy. The company is currently assessing the effects of these cost increases as well as how they can be mitigated in 2006.

OPERATING EARNINGS:
                                             Third Quarter, 2005
             Third Quarter                          vs.
         2005             2004               Third Quarter, 2004
       $38,988          $39,681                     (1.7)%



                                               Nine Months, 2005
              Nine Months                             vs.
         2005             2004                 Nine Months, 2004
       $75,068          $72,560                      3.5%


Third quarter 2005 selling, marketing and administrative expenses were $28,507 compared to $25,123 in third quarter 2004, an increase of $3,384 or 13.5%. In the comparative nine month periods, these expenses rose from $61,966 in 2004 to $73,617 in 2005, an increase of $11,651 or 18.8%. These increases principally reflect the additional expenses associated with increased sales, including the incremental operating expenses of Concord Confections, in the respective 2005 periods. As a percentage of net sales, total selling, marketing and administrative expenses increased from 16.0% in third quarter 2004 to 16.4% in third quarter 2005, however, such expenses decreased from 19.7% in nine months 2004 to 19.6% in nine months 2005. The aforementioned decrease in nine months operating expenses as a percentage of sales reflects various cost efficiencies achieved year-to-date from increased consolidated net sales, including the sales from Concord Confections, partially offset by generally higher operating expenses. The Company has substantially completed the integration of the Concord Confections branch into its confectionary product portfolio.

Third quarter 2005 earnings from operations were $38,988 compared to $39,681 in third quarter 2004, a decrease of $693 or 1.7%. Nine months 2005 earnings from operations were $75,068 compared to $72,560, an increase of $2,508 or 3.5%. Improved operating earnings in nine months 2005 principally resulted from higher reported consolidated sales, including the inclusion of the Concord Confections results as discussed above. However, the effects of higher sales were partially mitigated by those adverse factors that affected cost of sales as discussed above, particularly in third quarter 2005.


NET EARNINGS:
                                              Third Quarter, 2005
             Third Quarter                           vs.
         2005             2004                Third Quarter, 2004
       $27,665          $26,976                      2.6%


                                               Nine Months, 2005
               Nine Months                           vs.
         2005             2004                 Nine Months, 2004
       $53,902          $50,297                      7.2%


Third quarter 2005 net earnings were $27,665 compared to third quarter 2004 net earnings of $26,976, a $689 or 2.6% increase. Third quarter 2005 earnings per share were $0.52, compared to $0.50 per share in the prior year comparative period, an increase of $0.02 or 4.0%.





                                  -6A-




Nine months 2005 net earnings were $53,902 compared to nine months 2004 net earnings of $50,297. Nine months net earnings per share were $1.01 in 2005 compared to $0.93 per share in 2004, an increase of $0.08 per share or 8.6%.


Other income, net was $1,543 in third quarter 2005 compared to $1,007 in third quarter 2004, an increase of $536. The aforementioned increase includes $457 of increased interest expense and $293 of decreased investment income reflecting the financing costs of Concord Confections acquired on August 30, 2004. However, third quarter 2005 other income, net benefited from an increased real estate rental income from Concord Confections and higher net income from the company's Spanish joint venture acquired as part of the Concord Confections acquisition. In addition, third quarter 2005 other income, net benefited from $684 of foreign exchange gains compared to a $68 loss in third quarter 2004.

Other income, net was $3,934 in nine months 2005 compared to $3,303 in nine months 2004, an increase of $631. Nine months other income, net reflects $1,637 of increased interest expense and $1,171 of decreased investment income reflecting the financing costs of the Concord Confections acquisition. However, nine months 2005 other income, net benefited from an increased real estate rental income from Concord Confections and higher net income from the company's Spanish joint venture. In addition, nine months 2005 other income, net benefited from $744 of foreign exchange gains compared to $45 of gains in nine months 2004.

The consolidated effective income tax rate favorably decreased in both the quarter and nine months from 33.7% in 2004 to 31.8% in 2005. This improvement generally reflects the statutory reduction in the U.S. federal income tax rate in 2005 for US manufacturing activities, lower effective rates for foreign taxes, and research and development credits against federal income taxes.

In addition to the factors discussed above, earnings per share benefited from fewer shares outstanding as a result of the company's share repurchases.


LIQUIDITY AND CAPITAL RESOURCES:

The company's current ratio (current assets divided by current liabilities) was
1.6 to 1 as of the end of third quarter 2005 as compared to 1.9 to 1 as of the end of third quarter 2004 and 2.3 to 1 as of the end of fourth quarter 2004. Net working capital was $87,392 as of the end of third quarter 2005 as compared to $110,376 and $108,409 as of the end of fourth quarter 2004 and third quarter 2004, respectively. The aforementioned net working capital amounts are principally reflected in aggregate cash and cash equivalents and short-term investments which totaled $78,388 as of the end of third quarter 2005 compared to $89,358 and $60,206, as of the end of fourth quarter 2004 and third quarter 2004, respectively. Net working capital was also affected by the classification of $60,000 of the bank loan as a short-term liability as of the end of third quarter 2005. In addition, long-term investments, principally debt securities comprising municipal bonds, were $65,265 as of the end of third quarter 2005 as compared to $96,640 and $106,761 as of the end of fourth quarter 2004 and third quarter 2004, respectively.

The decreases in aggregate cash and cash equivalents, and short-term and long-term investments from third quarter 2004 reflect the Company's partial repayment of the bank term loan related to the acquisition of Concord Confections on August 30,2004 for an adjusted purchase price of approximately $212,500. The aforementioned adjusted purchase price reflects the Company's recovery during second quarter 2005 of approximately $6,800 relating to the final determination of the required minimum working capital amount under terms of the Concord purchase contract.


                                    -6B-


Investments in municipal bonds and other debt securities that matured during nine months 2004 were generally replaced with debt securities of similar maturities. Investments that matured or were sold during nine months 2005 were generally used to repay the bank loan relating to the Concord acquisition.

Net cash provided by operating activities was $13,724 for nine months 2005, compared to $18,115 of net cash provided by operating activities in nine months 2004. The aforementioned net change in net cash provided by operating activities principally reflects higher net income and higher depreciation in 2005, and the Company's pre-funding of the annual cost of certain defined contribution employee benefit plans in 2004, reflected as a prepaid expense, which was not pre-funded in 2005. However, the timing of payments in 2005 compared to 2004 relating to income taxes and accounts payable and accrued liabilities more than offset the aforementioned effects of net cash provided by operating activities.

Capital expenditures for nine months 2005 and 2004 were $12,097 and $10,825, respectively. Capital expenditures for the 2005 year are anticipated to be generally in line with historical annualized spending after adjusting for the addition of Concord Confections, and are to be funded from the company's cash flow from operations and internal sources.

As of the end of third quarter 2005, the company has $60,000 outstanding relating to its bank loan in connection with the financing of the Concord Confections acquisition on August 30,2004. As a result of prepayments on this loan, the next required installments of $11,000 and $49,000 are due in the second and third quarters of 2006, respectively. The company anticipates making substantial prepayments on this loan in 2005 and 2006 which will be funded from cash flows from operations and maturities of investments in marketable securities.

Cash dividends paid in nine months 2005 and 2004 were $11,386 and $11,222, respectively. The company also repurchased and retired $7,474 and $16,407 of its shares outstanding during nine months 2005 and 2004, respectively.

The company has entered into a contract to sell a surplus parcel of real estate. This transaction, which is subject to customary closing conditions, is expected to close in the fourth quarter of 2005 or first quarter 2006 and will result in a net after-tax gain of approximately $13.0 million. Because the company expects to defer substantially all of the current income taxes related to this gain by entering into an IRC Section 1031 Like-Kind Exchange for alternate real estate, the aforementioned net gain of $13.0 million reflects a provision for deferred income taxes. The Company will recognize this gain in the period of the real estate closing including the receipt of the proceeds.

This discussion and certain other sections of this Form 10-Q contain forward -looking statements that are based largely on the company's current expectations and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements. Such risks, trends and uncertainties, which in some instances are beyond the company's control, include changes in demand and consumer preferences, including seasonal events such as Halloween; the effect of ingredient costs changes; the effect of acquisitions on the company's results of operations and financial condition; the effect of changes in foreign currencies on the company's foreign subsidiaries; the company's reliance on third-party vendors for various goods and services; the company's ability to successfully implement new production processes and lines; the effect of changes in assumptions, including discount rates, sales growth and profit


                                    -6C-




margins, relating to the company's impairment testing and analysis of its goodwill and trademarks; changes in the confectionary market place including actions taken by major retailers and customers; customer and consumer response to marketing programs and price adjustments; changes in governmental laws and regulations including taxes; the overall competitive environment in the company's industry; and changes in assumptions and judgments discussed under the heading "Critical Accounting Policies of the company's MD&A" included in the 2004 annual report and 10-K. The words "believe," "expect," "anticipate," "estimate," "intend" and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward -looking statements, which are as of the date of this filing.


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

Under the supervision and with the participation of management, the chief executive officer and chief financial officer of the company have evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures as of October 1, 2005 and, based on their evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the company's internal control over financial reporting that occurred during the company's fiscal quarter ended October 1, 2005 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.









                                        -6D-


              PART II - OTHER INFORMATION

             TOOTSIE ROLL INDUSTRIES, INC.
                    AND SUBSIDIARIES

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds


                                                                             Approximate Dollar
                    (a) Total     (b) Average               Shares           Value of Shares that
                    Number of     Price Paid per     Purchased as Part of    May Yet Be Purchased
                      Shares         Share        Publicly Announced Plans   Under the Plans
  Period            Purchased                          Or Programs               or Programs

JUL 3 TO JUL 30        -0-         $      -          NOT APPLICABLE           NOT APPLICABLE

JUL 31 TO AUG 27       -0-                -          NOT APPLICABLE           NOT APPLICABLE

AUG 28 TO OCT 1        -0-                -          NOT APPLICABLE           NOT APPLICABLE

TOTAL                  -0-         $      -

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

                            TOOTSIE ROLL INDUSTRIES, INC.

Date:  Nov. 9, 2005         BY:/s/Melvin J. Gordon
                               Melvin J. Gordon
                               Chairman of the Board

Date:  Nov. 9, 2005         BY:/s/G. Howard Ember, Jr.
                               G. Howard Ember, Jr.
                               Vice President/Finance






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

                                    Date:  Nov. 9, 2005


                                    By:    /s/Melvin J. Gordon
                                           Melvin J. Gordon
                                           Chairman and Chief Executive Officer





                               -7A-

                                                                   Exhibit 31.2

                                      CERTIFICATION

I, G. Howard Ember, Jr. certify that:

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

                                    Date:  Nov. 9, 2005


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

Industries, Inc. for the quarterly period ended October 1, 2005 (the

Form 10-Q) fully complies with the requirements of secton 13(a) or

15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q fairly presents, in all material respects,

the financial condition and results of operations of Tootsie Roll

Industries, Inc. and its subsidiaries.









Dated: Nov. 9, 2005                  /s/Melvin J. Gordon
                                     Melvin J. Gordon
                                     Chairman and Chief
                                     Executive Officer



Dated: Nov. 9, 2005                  /s/G. Howard Ember, Jr.
                                     G. Howard Ember, Jr.
                                     V.P./Finance and
                                     Chief Financial Officer












                             -7C-