Form 10-K
period 2005-12-31
TOOTSIE ROLL INDUSTRIES INC
filed 2006-03-14
CIK 98677

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

Class B Common Stock — Par Value $.69 4/9 Per Share

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes    ☐                      No    ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes    ☐                      No    ☒

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes    ☒                      No    ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐                Accelerated Filer ☒                Non-accelerated Filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐                      No    ☒

        As of March 1, 2006, there were outstanding 35,078,809 shares of Common Stock par value $.69 4/9 per share, and 17,990,722 shares of Class B Common Stock par value $.69 4/9 per share.

        As of June 30, 2005, the aggregate market value of the Common Stock (based upon the closing price of the stock on the New York Stock Exchange on such date) held by non-affiliates was approximately $561,622,000. Class B Common Stock is not traded on any exchange, is restricted as to transfer or other disposition, but is convertible into Common Stock on a share-for-share basis. Upon such conversion, the resulting shares of Common Stock are freely transferable and publicly traded. Assuming all 17,990,722 shares of outstanding Class B Common Stock were converted into Common Stock, the aggregate market value of Common Stock held by non-affiliates on June 30, 2005 (based upon the closing price of the stock on the New York Stock Exchange on such date) would have been approximately $590,866,000. Determination of stock ownership by non-affiliates was made solely for the purpose of this requirement, and the Registrant is not bound by these determinations for any other purpose.

DOCUMENTS INCORPORATED BY REFERENCE

        1.     Portions of the Company's Annual Report to Shareholders for the year ended December 31, 2005 (the "2005 Report") are incorporated by reference in Parts I and II of this report and filed as an exhibit to this report.

        2.     Portions of the Company's Definitive Proxy Statement for the Company's Annual Meeting of Shareholders (the "2006 Proxy Statement") scheduled to be held on May 1, 2006 are incorporated by reference in Part III of this report.

i

Forward-Looking Information

        From time to time, in the Company's statements and written reports, including this report, the Company discusses its expectations regarding future performance by making certain "forward-looking statements." These forward-looking statements are based on currently available competitive, financial and economic data and management's views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and actual results may differ materially from those expressed or implied herein. Consequently, the Company wishes to caution readers not to place undue reliance on any forward-looking statements. In connection with the "safe harbor provisions" of the Private Securities Litigation Reform Act of 1995, the Company notes the following factors which, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein. Among the factors that could impact the Company's ability to achieve its stated goals are the following: (i) significant competitive activity, including advertising, promotional and price competition, and changes in consumer demand for the Company's products; (ii) fluctuations in the cost and availability of various raw materials; (iii) inherent risks in the marketplace associated with new product introductions, including uncertainties about trade and consumer acceptance and seasonal events such as Halloween (iv) the effect of acquisitions on the company's results of operations and financial condition; (v) the effect of changes in foreign currencies on the company's foreign subsidiaries; (vi) the company's reliance on third-party vendors for various goods and services; (vii) the company's ability to successfully implement new production processes and lines; (viii) the effect of changes in assumptions, including discount rates, sales growth and profit margins, relating to the company's impairment testing and analysis of its goodwill and trademarks;(ix) changes in the confectionary market place including actions taken by major retailers and customers; customer and consumer response to marketing programs and price adjustments; (x) changes in governmental laws and regulations including taxes; and (xi) changes in assumptions and judgments discussed under the heading "Critical Accounting Policies" included in the 2005 Report and incorporated by reference into this report. In addition, the Company's results may be affected by general factors, such as economic conditions, political developments, currency exchange rates, interest and inflation rates, accounting standards, taxes, and laws and regulations affecting the Company in markets where it competes.

PART I

ITEM 1.    Business.

        Tootsie Roll Industries, Inc. and its consolidated subsidiaries (the "Company") have been engaged in the manufacture and sale of confectionery products for over 100 years. This is the only industry segment in which the Company operates and is its only line of business. The majority of the Company's products are sold under the registered trademarks TOOTSIE ROLL, TOOTSIE ROLL POPS, CHILD'S PLAY, CARAMEL APPLE POPS, CHARMS, BLOW-POP, BLUE RAZZ, ZIP-A-DEE-DOO-DA POPS, CELLA'S, MASON DOTS, MASON CROWS, JUNIOR MINT, CHARLESTON CHEW, SUGAR DADDY, SUGAR BABIES, ANDES, FLUFFY STUFF, DUBBLE BUBBLE, RAZZLES, CRY BABY and NIK-L-NIP. In 2000, the Company acquired the trademarks for Andes and Fluffy Stuff along with their corresponding manufacturing assets. In 2004 the Company acquired the trademarks for DUBBLE BUBBLE, RAZZLES, CRY BABY and NIK-L-NIP along with their corresponding manufacturing assets and a 50% equity interest in a Spanish joint venture that manufactures and sells confectionery products, principally gum, from Concord Confections, Inc. and its affiliates for an adjusted aggregate purchase price, including direct transactions fees and expenses, of $212,474,000. See Note 12 of the Notes to Consolidated Financial Statements on Page 17 of the 2005 Report.

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

        The Company did not have a material backlog of firm orders at the end of the calendar years 2005 or 2004.

        Packaging materials and ingredients used by the Company are readily obtainable from a number of suppliers at competitive prices. Cocoa prices declined from recent historic highs due to improved supplies from the Ivory Coast, the world's largest producer. Vegetable oil prices were higher due to weather-related crop yield declines in certain foreign markets that effect world supply and pricing. The domestic price of both raw and refined sugar increased toward the end of 2005 due to supply disruptions from a lower than expected crop of beet sugar and hurricane Katrina. Packaging material costs, including films, cartons, corrugated containers and waxed paper, were higher in 2005, in part due to tighter supplies and higher oil prices. The Company continues to seek competitive bids to leverage the high volume of annual purchases it makes of these items and to lower per unit costs. The Company has engaged in hedging transactions, primarily in sugar, corn syrup and soybean oil and may do so in the future if and when advisable. From time to time, the Company changes the size of certain of its products, which are usually sold at standard prices, to reflect significant changes in raw material costs.

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

        The Company has found that its sales normally maintain a consistent level throughout the year except for a substantial upsurge in the third quarter which reflects sales associated with Halloween. In anticipation of this high sales period, the Company generally begins its Halloween inventory build-up in the second quarter of each year. The Company historically offers extended credit terms for sales made under Halloween sales programs. Each year, after Halloween receivables have been collected, the Company invests such funds in various temporary cash investments.

        Revenues from Wal-Mart Stores, Inc. aggregated approximately 24.0%, 20.8%, and 20.6% of total net sales during the years ended December 31, 2005, 2004 and 2003, respectively. Although no other customer other than Wal-Mart Stores, Inc. accounted for more than 10% of net sales, the loss of one or more significant customers could have a material adverse effect on the Company's business. In early 2006, one customer of the business acquired from Concord Confections terminated a contract manufacturing arrangement which accounted for approximately 2% of net sales in 2005. Although management anticipates the Company will generate sufficient additional sales throughout its business to offset the loss of this customer, that cannot be assured.

        For a summary of sales and long-lived assets of the Company by geographic area and additional information regarding the foreign subsidiaries of the Company, see Note 9 of the Notes to Consolidated Financial Statements on Page 16 of the 2005 Report and on Page 4 of the 2005 Report under the section entitled "International." Note 9 and the aforesaid section are incorporated herein by reference. Portions of the 2005 Report are filed as an exhibit to this report.

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

ITEM 1A.    Risk Factors

        Significant factors that could impact the Company's financial condition or results of operations include, without limitation, the following:

  •
  Changes in the price of raw materials—The packaging materials and several of the principal ingredients used by the Company are subject to price volatility. Although the Company engages in commodity hedging transactions and seeks to leverage the high volume of its annual purchases, the Company may experience price increases in these raw materials that it may not be able to offset, which could have an adverse impact on the Company's results of operations and financial condition.

  •
  Changes in product performance and competition    The Company competes with other well-established manufacturers of confectionery products. A failure of new or existing products to be favorably received, a failure to retain preferred shelf space at retail or a failure to sufficiently counter aggressive competitive actions could have an adverse impact on the Company's results of operations and financial condition.

  •
  Discounting and other competitive actions—Discounting and other competitive actions may make it more difficult for the Company to maintain its operating margins.

  •
  Dependence on customers—The Company's largest customer, Wal-Mart Stores, Inc., accounted for approximately 24.0% of total net sales in 2005. The loss of Wal-Mart or one or more other large customers, or a material decrease in purchases by one or more large customers, could result in decreased sales and adversely impact the Company's results of operations and financial condition.

  •
  Changes in consumer preferences and tastes—Failure to adequately anticipate and react to changing demographics, consumer trends, consumer health concerns and product preferences could have an adverse impact on the Company's results of operations and financial condition.

  •
  Governmental laws and regulations—Governmental laws and regulations, including food and drug laws, laws related to advertising and marketing practices, accounting standards, taxation requirements, competition laws, employment laws and environmental laws, both in and outside the U.S, could adversely impact the Company's results of operations and ability to compete in domestic or foreign marketplaces.

  •
  Labor stoppages—To the extent the Company experiences any material labor stoppages, such disputes or strikes could negatively affect shipments from suppliers or shipments of finished product.

  •
  Changes to Certain Post-Retirement Benefit Obligations—Cash expenditures and costs for post-retirement health insurance benefits could be materially higher than the Company has predicted if health care cost trend assumptions and discount rates prove to be incorrect. Moreover, regulatory changes could increase the Company's obligations to provide these or additional benefits.

  •
  International operations—While the countries in which the Company operates tend to be politically, socially and economically stable, to the extent there is political or social unrest, civil war, terrorism or significant economic instability, the results of the Company's business in such countries could be adversely impacted. Currency exchange rate fluctuations between the U.S. dollar and foreign currencies could have an adverse impact on the Company's results of operations and financial condition.

        The factors identified above are believed to be significant factors, but not necessarily all of the significant factors, that could impact our business. Unpredictable or unknown factors could also have material effects on the Company.

        Additional significant factors that may affect the Company's operations, performance and business results include the risks and uncertainties listed from time to time in filings with the Securities and Exchange Commission and the risk factors or uncertainties listed herein or listed in any document incorporated by reference herein.

ITEM 1B.    Unresolved Staff Comments.

        None.

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

        The Company's other principal manufacturing facilities, all of which are owned, are:

Location	Square Feet(a)
Covington, Tennessee	685,000
Cambridge, Massachusetts	142,000
Delevan, Wisconsin	162,000
Concord, Ontario, Canada	280,500	(b)
Mexico City, Mexico	90,000

(a)
Square footage is approximate and includes production, warehousing and office space.

(b)
Two facilities; a third owned facility, comprising 225,000 square feet of warehousing space, and which is excluded from the reported totals above, is leased to a third party.

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

ITEM 4.    Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of the Company's shareholders through the solicitation of proxies or otherwise during the fourth quarter of 2005.

ADDITIONAL ITEM.    Executive Officers of the Registrant.

        See the information on Executive Officers set forth in the table in Part III, Item 10, Page 9 of this report, which is incorporated herein by reference.

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        The Company's Common Stock is traded on the New York Stock Exchange. The Company's Class B Common Stock is subject to restrictions on transferability and no market exists for such shares of Class B Common Stock. The Class B Common Stock is convertible at the option of the holder into shares of Common Stock on a share-for-share basis. As of March 4, 2006, there were approximately 4,100 and 1,500 registered holders of record of Common and Class B Common Stock, respectively. In addition, the Company estimates that as of March 4, 2006 there were 18,000 and 5,000 beneficial holders of Common and Class B Common Stock, respectively. For information on the market price of, and dividends paid with respect to, the Company's Common Stock, see the section entitled "2005-2004 Quarterly Summary of Tootsie Roll Industries, Inc. Stock Price and Dividends Per Share" which appears on Page 20 of the 2005 Report. This section is incorporated herein by reference and filed as an exhibit to this report.

        The following table sets forth information about the shares of Common Stock the Company repurchased on the open market during the quarter ended December 31, 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
Oct 2 to Oct 31	-0-	$—	Not Applicable	Not Applicable
Nov 1 to Nov 30	172,000	30.12	Not Applicable	Not Applicable
Dec 1 to Dec 31	152,700	30.02	Not Applicable	Not Applicable

Total	324,700	$30.06

        While the Company does not have a formal or publicly announced stock repurchase program, the Company's Board of Directors periodically authorizes a dollar amount for share repurchases. The treasurer executes share repurchase transactions according to these guidelines.

ITEM 6.    Selected Financial Data.

        See the section entitled "Five Year Summary of Earnings and Financial Highlights" which appears on Page 21 of the 2005 Report. This section is incorporated herein by reference and filed as an exhibit to this report.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        See the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Pages 5-9 of the 2005 Report. This section is incorporated herein by reference and filed as an exhibit to this report.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        See the section entitled "Market Risks" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 7-8 of the 2005 Report. This section is incorporated herein by reference and filed as an exhibit to this report.

        See also Note 1 of the Notes of Consolidated Financial Statements commencing on Page 14 of the 2005 Report, which is incorporated herein by reference.

ITEM 8.    Financial Statements and Supplementary Data.

        The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated March 14, 2006, appearing on Pages 9-19 of the 2005 Report and the Quarterly Financial Data on Page 20 of the 2005 Report are incorporated by reference in this report. With the exception of the aforementioned information and the information incorporated in Items 1, 5, 6, 7, 7A, and 9A, the 2005 Report is not to be deemed filed as part of this report.

ITEM 9.    Changes in and Disagreements with Auditors on Accounting and Financial Disclosure.

        None.

ITEM 9A.    Controls And Procedures.

Disclosure Controls and Procedures

        The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

        (a)   See Page 18 of the 2005 Report for Management's Report on Internal Control over Financial Reporting, which is incorporated herein by reference.

        (b)   See Page 19 of the 2005 Report for the attestation report of the Company's independent registered public accounting firm, which is incorporated herein by reference.

        (c)   There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    Other Information.

        None

PART III

ITEM 10.    Directors and Executive Officers of the Registrant.

        See the information with respect to the Directors of the Company which is set forth in the section entitled "Election of Directors" of the 2006 Proxy Statement. Except for the last paragraph of this section relating to the compensation of Directors, this section of the 2006 Proxy Statement is incorporated herein by reference. See the information in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's 2006 Proxy Statement, which section is incorporated herein by reference.

        The following table sets forth the information with respect to the executive officers of the Company:

Name	Position(1)	Age
Melvin J. Gordon*	Chairman of the Board and Chief Executive Officer(2)	86
Ellen R. Gordon*	President and Chief Operating Officer(2)	74
G. Howard Ember Jr.	Vice President/Finance	53
John W. Newlin Jr.	Vice President/Manufacturing	68
Thomas E. Corr	Vice President/Marketing and Sales	57
John P. Majors	Vice President/Distribution	44
Barry P. Bowen	Treasurer	50

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

ITEM 11.    Executive Compensation.

        See the information set forth in the section entitled "Executive Compensation and Other Information" of the Company's 2006 Proxy Statement. Except for the "Report on Executive Compensation" and "Performance Graph," this section of the 2006 Proxy Statement is incorporated herein by reference. See the last paragraph of the section entitled "Election of Directors" of the 2006 Proxy Statement relating to the compensation of Directors, which paragraph is incorporated herein by reference.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        For information with respect to the beneficial ownership of the Company's Common Stock and Class B Common Stock by the beneficial owners of more than 5% of said shares and by the management of the Company, see the sections entitled "Ownership of Common Stock and Class B Common Stock by Certain Beneficial Owners" and "Ownership of Common Stock and Class B Common Stock by Management" of the 2006 Proxy Statement. These sections of the 2006 Proxy Statement are incorporated herein by reference. The Company does not have any compensation plans under which equity securities of the Company are authorized for issuance.

ITEM 13.    Certain Relationships and Related Transactions.

        See the section entitled "Certain Relationships and Related Transactions" of the 2006 Proxy Statement, which is incorporated herein by reference.

ITEM 14.    Principal Accountant Fees and Services.

        See the section entitled "Independent Auditor Fees and Services" of the 2006 Proxy Statement, which is incorporated herein by reference.

ITEM 15.    Exhibits and Financial Statement Schedule.

  (a)
  Financial Statements.

        The following financial statements and schedule are filed as part of this report:

  (1)
  Financial Statements (filed herewith as part of Exhibit 13):

    Report of Independent Registered Public Accounting Firm

    Consolidated Statements of Earnings, Comprehensive Earnings and Retained Earnings for the three years ended December 31, 2005

    Consolidated Statements of Cash Flows for the three years ended December 31, 2005

    Consolidated Statements of Financial Position at December 31, 2005 and 2004

    Notes to Consolidated Financial Statements

  (2)
  Financial Statement Schedule:

    Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

    For the three years ended December 31, 2005—Valuation and Qualifying Accounts

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

TOOTSIE ROLL INDUSTRIES, INC.
By:	Melvin J. Gordon Melvin J. Gordon, Chairman of the Board of Directors and Chief Executive Officer
Date:	March 14, 2006

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Melvin J. Gordon Melvin J. Gordon	Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)	March 14, 2006
Ellen R. Gordon Ellen R. Gordon	Director, President and Chief Operating Officer	March 14, 2006
Barre A. Seibert Barre A. Seibert	Director	March 14, 2006
Lana Jane Lewis-Brent Lana Jane Lewis-Brent	Director	March 14, 2006
Richard P. Bergeman Richard P. Bergeman	Director	March 14, 2006
G. Howard Ember, Jr. G. Howard Ember, Jr.	Vice President, Finance (principal financial officer and principal accounting officer)	March 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
Tootsie Roll Industries, Inc.:

        Our audits of the consolidated financial statements, of management's assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 14, 2006 appearing in the 2005 Annual Report to Shareholders of Tootsie Roll Industries, Inc. (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Chicago, Illinois
March 14, 2006

TOOTSIE ROLL INDUSTRIES, INC.
AND SUBSIDIARY COMPANIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

DECEMBER 31, 2005, 2004 AND 2003

Description	Balance at beginning of year	Additions charged to costs and expenses	Deductions(1)	Balance at End of Year
2005:
Reserve for bad debts	$1,954,000	$122,000	$373,000	$1,703,000
Reserve for cash discounts	486,000	7,400,000	7,334,000	552,000

	$2,440,000	$7,522,000	$7,707,000	$2,255,000

2004:
Reserve for bad debts	$1,628,000	$489,091	$163,091	$1,954,000
Reserve for cash discounts	342,000	7,511,842	7,367,842	486,000

	$1,970,000	$8,000,933	$7,530,933	$2,440,000

2003:
Reserve for bad debts	$1,629,000	$720,152	$721,152	$1,628,000
Reserve for cash discounts	376,000	7,260,504	7,294,504	342,000

	$2,005,000	$7,980,656	$8,015,656	$1,970,000

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
13
The following items incorporated by reference herein from the Company's 2005 Annual Report to Shareholders for the year ended December 31, 2005 (the "2005 Report"), are filed as Exhibits to this report:
	(i)	Information under the section entitled "International" set forth on Page 4 of the 2005 Report;
	(ii)	Information under the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth on Pages 5-9 of the 2005 Report;
	(iii)	Consolidated Statement of Earnings, Comprehensive Earnings and Retained Earnings for the three years ended December 31, 2005 set forth on Page 12 of the 2005 Report;
	(iv)	Consolidated Statement of Financial Position at December 31, 2005 and 2004 set forth on Pages 10-11 of the 2005 Report;
	(v)	Consolidated Statement of Cash Flows for the three years ended December 31, 2005 set forth on Page 13 of the 2005 Report;
	(vi)	Notes to Consolidated Financial Statements set forth on Pages 14-17 of the 2005 Report;
	(vii)	Management's Report on Internal Control over Financial Reporting set forth on Page 18 of the 2005 Report,
	(viii)	Report of Independent Registered Public Accounting Firm set forth on Page 19 of the 2005 Report;
	(ix)	Quarterly Financial Data set forth on Page 20 of the 2005 Report;

(x) Information under the section entitled "2005-2004 Quarterly Summary of Tootsie Roll Industries, Inc. Stock Price and Dividends per Share" set forth on Page 20 of the 2005 Report; and
(xi) Information under the section entitled "Five Year Summary of Earnings and Financial Highlights" set forth on Page 21 of the 2005 Report.
21	List of Subsidiaries of the Company.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Management compensation plan or arrangement.

QuickLinks

Forward-Looking Information
PART I
  ITEM 1. Business.
  ITEM 1A. Risk Factors
  ITEM 1B. Unresolved Staff Comments.
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
  ITEM 11. Executive Compensation.
  ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  ITEM 13. Certain Relationships and Related Transactions.
  ITEM 14. Principal Accountant Fees and Services.
  ITEM 15. Exhibits and Financial Statement Schedule.
SIGNATURES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE
TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS DECEMBER 31, 2005, 2004 AND 2003
INDEX TO EXHIBITS