Form 10-Q
period 2006-04-01
TOOTSIE ROLL INDUSTRIES INC
filed 2006-05-11
CIK 98677

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                        FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended APRIL 1, 2006

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

Large accelerated filer   X   Accelerated filer   __   Non-accelerated filer  __

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

                   Yes           No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (April
1, 2006)

Class                                             Outstanding

Common Stock, $.69 4/9 par value                  36,096,800
Class B Common Stock, $.69 4/9 par value          18,522,840





         TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES



                        APRIL 1, 2006



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

  Certifications                                                   7A-C





                              PART 1. FINANCIAL INFORMATION
                               ITEM 1. FINANCIAL STATEMENTS
                       TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                               (in thousands of dollars)       (UNAUDITED)



ASSETS                                                April 01,       April 02,        Dec. 31,
 CURRENT ASSETS                                          2006            2005            2005
  Cash & cash equivalents                           $    49,007     $     31,065      $    69,006
  Restricted cash                                        10,165                -           22,330
  Investments                                            47,596           40,192           54,892
  Trade accounts receivable,
   Less allowances of
   $2,479, $2,404 & $2,255                               33,941           26,794           30,856
  Other receivables                                       1,853            8,445            2,768
  Inventories, at cost
   Finished goods & work in process                      45,315           47,293           34,311
   Raw material & supplies                               20,897           23,925           20,721
  Prepaid expenses                                        4,047            3,997            5,840
  Deferred income taxes                                   6,666            1,370            5,872

   Total current assets                                 219,487          183,081          246,596

 PROPERTY, PLANT & EQUIPMENT, at cost
  Land                                                   17,089           14,976           14,857
  Buildings                                              73,709           61,725           63,544
  Machinery & equipment                                 252,429          249,029          250,841
                                                        343,227          325,730          329,242
 Less-accumulated depreciation                          152,846          145,877          150,482
 Net property, plant and equipment                      190,381          179,853          178,760

 OTHER ASSETS

  Goodwill                                               74,194           73,974           74,194
  Trademarks                                            189,024          193,342          189,024
  Investments                                            44,539           85,713           44,851
  Split dollar life insurance                            71,104           67,743           69,772
  Investment in joint venture                            10,848           10,511           10,499
                                                        389,709          431,283          388,340

   Total assets                                        $799,577         $794,217         $813,696










(The accompanying notes are an integral part of these statements.)


                  (in thousands except per share data)      (UNAUDITED)


LIABILITIES AND SHAREHOLDERS' EQUITY                   April 1,        April 2,         Dec. 31,
 CURRENT LIABILITIES                                     2006            2005            2005
  Bank loan                                            $ 16,000         $  9,667         $ 32,001
  Accounts payable                                       20,956           15,888           17,482
  Dividends payable                                         131              329            4,263
  Accrued liabilities                                    40,783           42,613           44,969
  Income taxes payable                                   15,835           13,378           14,941
    Total current liabilities                            93,705           81,875          113,656

 NON-CURRENT LIABILITIES

  Bank loan                                                   -           67,333                -
  Deferred income taxes                                  36,249           25,689           32,088
  Postretirement health care and life
    insurance benefits                                   10,931           10,238           10,783
  Industrial development bonds                            7,500            7,500            7,500
  Deferred compensation and other liabilities            32,715           29,673           32,264
    Total non-current liabilities                        87,395          140,433           82,635
    Total liabilities                                   181,100          222,308          196,291

SHAREHOLDERS' EQUITY

Common Stock, $.69-4/9 par value-
  120,000 shares authorized; 36,097, 35,582 & 35,255
  respectively, issued                                   25,067           24,710           24,483
 Class B common stock, $.69-4/9 par value-
  40,000 shares authorized; 18,523, 18,035 & 18,000,
  respectively, issued                                   12,863           12,524           12,500
 Capital in excess of par value                         462,464          436,734          426,125
 Retained earnings                                      128,666          111,266          164,236
 Accumulated other comprehensive earnings (loss)         (8,591)         (11,333)          (7,947)
 Treasury stock (at cost)-
  60, 60 & 60 shares, respectively                       (1,992)          (1,992)          (1,992)
   Total shareholders' equity                           618,477          571,909          617,405
   Total liabilities and
     Shareholders' equity                              $799,577         $794,217         $813,696



                                                       -2A-

(The accompanying notes are an integral part of these statements.)


               TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF
           EARNINGS, COMPREHENSIVE EARNINGS AND RETAINED EARNINGS
                  (in thousands except per share amounts)                (UNAUDITED)
                                                                     FIRST QUARTER ENDED
                                                             April 01, 2006   &   April 02,2005
Net sales                                                        $103,822              $ 97,925
Cost of goods sold                                                 64,422                58,476

Gross margin                                                       39,400                39,449

Selling, marketing and administrative expense                      23,049                22,290

  Earnings from operations                                         16,351                17,159
Other income, net                                                   1,847                 1,207

  Earnings before income taxes                                     18,198                18,366
Provision for income taxes                                          5,836                 5,860
Net earnings                                                       12,362                12,506

Other comprehensive income, before tax:

Foreign currency translation adjustments                             (324)                   86

Unrealized gain (losses) on securities                                160                  (621)

Unrealized losses on derivatives                                     (669)                 (153)

Other comprehensive loss, before tax                                 (833)                 (688)

Income tax benefit related to items of other
  comprehensive income                                                189                   286

Other comprehensive loss, net of tax                                 (644)                 (402)

Comprehensive earnings                                           $ 11,718              $ 12,104

Retained earnings at beginning of period                         $164,236              $149,055
  Net earnings                                                     12,362                12,506
  Cash dividends                                                   (4,238)               (3,655)
  Stock dividends - 3%                                            (43,694)              (46,640)

Retained earnings at end of period                               $128,666              $111,266

   Net earnings per share                                            $.23                  $.23
   Dividends per share *                                             $.08                  $.07

Average number of shares outstanding                               54,697                55,303


*Does not include 3% stock dividend to shareholders of record on 3/10/06 and 3/11/05.


(The accompanying notes are an integral part of the statements.)


                      TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands of dollars)         (UNAUDITED)
                                                               FIRST QUARTER ENDED
                                                 April 1, 2006   &  April  2, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                          $ 12,362            $ 12,506
Adjustments to reconcile net earnings to
 net cash provided by operating activities:
  Depreciation and amortization                          3,666               3,553
  Amortization of marketable securities                    299                 514
  Purchase of trading securities                        (1,449)             (1,170)
  Changes in operating assets and liabilities:
   Accounts receivable                                  (3,185)              1,679
   Other receivables                                       494                 459
   Inventories                                         (11,254)            (12,423)
   Prepaid expenses and other assets                        93                (175)
   Accounts payable and accrued liabilities             (2,436)             (5,548)
   Income taxes payable and deferred                     4,167               4,803
   Postretirement health care and life
    insurance benefits                                     148                 163
   Deferred compensation and other liabilities             369                 411
   Other                                                    13                  24

Net cash provided by operating activities                3,287               4,796

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                 (15,424)             (4,626)
  Decrease in restricted cash                           12,165                   -
  Purchase of available for sale securities                  -              (3,000)
  Sale and maturity of available for
   sale securities                                       8,970               5,611

Net cash provided by (used in) investing activities      5,711             ( 2,015)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net repayments on borrowings                         (14,219)            (15,000)
  Dividends paid in cash                                (8,502)             (7,315)
  Shares repurchased and retired                        (6,276)             (6,390)

Net cash used in financing activities                  (28,997)            (28,705)

Decrease in cash and cash equivalents                  (19,999)            (25,924)
Cash and cash equivalents-beginning of year             69,006              56,989

Cash and cash equivalents end of quarter              $ 49,007            $ 31,065

Supplemental cash flow information:
  Income taxes paid                                   $    435            $    462
  Interest paid                                       $    448            $    580
  Stock dividend issued                               $ 43,563            $ 46,311


(The accompanying notes are an integral part of the statements.)



          TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        APRIL 1, 2006
       (in thousands except per share amounts) (UNAUDITED)


Note 1 - Foregoing data has been prepared from the unaudited financial records of Tootsie Roll Industries, Inc. and Subsidiaries (the Company) and in the opinion of management all adjustments necessary for a fair statement of the results for the interim period have been reflected. All adjustments were of a normal and recurring nature. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's 2005 Annual Report on Form 10-K.


Note 2 - Average shares outstanding for the period ended April 1, 2006 reflects stock repurchases of 222 shares for $6,276 and a 3% stock dividend distributed on April 13, 2006. Average shares outstanding for the period ended April 2, 2005 reflects stock repurchases of 216 shares for $6,390 and a 3% stock dividend distributed on April 14, 2005.


Note 3 - Results of operations for the period ended April 1, 2006 are not necessarily indicative of results to be expected for the year to end December 31, 2006 because of the seasonal nature of the Company's operations. Historically, the third quarter has been the Company's largest sales quarter due to Halloween sales.


Note 4 - The bank loan is a demand note issued in December 2005 due no later than July 20, 2006. The loan is collateralized by investments in marketable securities and is subject to other terms and conditions, none of which are significant. The Company intends to repay the loan during the second quarter of 2006. Interest is LIBOR based, and the average rate was 4.464% in 2006.











               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               (dollars in thousands except per share amounts)


The following is management's discussion of the Company's operating results and analysis of factors that have affected the accompanying Condensed Statement of Earnings.


NET SALES:                                Net change in
                                       First Quarter, 2006
              First Quarter                    vs.
           2006          2005          First Quarter, 2005
         $103,822      $97,925                 6.0%


First quarter 2006 net sales were $103,822 compared to $97,925 in first quarter 2005, an increase of $5,897 or 6.0%. First quarter 2006 sales reflect increases in substantially all of the Company's core brands due to successful marketing programs. The first quarter sales increase principally reflects increases in sales volume, however, a portion of the sale increase is attributable to sales price increases as discussed below.

First quarter 2006 net sales were $103,822 compared to $112,495 in fourth quarter 2005. This decrease in net sales is not considered unusual, as the first quarter of the year is historically the Company's lowest sales quarter.


COST OF SALES:
                                                   Cost of Sales as a
              First Quarter                     Percentage of Net Sales
          2006           2005                1st Qtr. 2006    1st Qtr. 2005
        $64,422        $58,476                    62.1%           59.7%


Cost of sales as a percentage of net sales increased from 59.7% in first quarter 2005 to 62.1% in first quarter 2006. The increase in cost of sales as a percentage of net sales reflects substantially higher costs relating to major ingredients, principally sugar and corn syrup, and plant manufacturing utilities and energy. Higher costs of labor and related fringe benefits, principally health insurance, and certain packaging materials also added to higher costs.


OPERATING EARNINGS:
                                              First Quarter, 2006
              First Quarter                            vs.
         2006             2005                First Quarter, 2005
       $16,351          $17,159                     (4.7)%



Selling, marketing and administrative expenses increased from $22,290 in the first quarter 2005 to $23,049 in first quarter 2006, an increase of $759 or 3.4%. As a percentage of net sales, such operating expenses favorably decreased from 22.8% in 2005 to 22.2% in 2006, reflecting various cost efficiencies achieved from increased consolidated net sales. However, the Company was adversely affected by significant increases in freight and delivery expenses, principally reflecting higher fuel surcharges, during first quarter 2006 compared to the corresponding period in the prior year.

First quarter earnings from operations were $16,351 and $17,159 in 2006 and 2005, respectively, a decrease of $808 or 4.7%. The favorable effects of higher sales were mitigated by adverse factors that resulted in higher cost of sales and lower gross profit margins as discussed above. Although the Company has taken action and implemented programs, including price increases, intending to recover these cost increases and restore margins, the Company's first quarter 2006 results only partially benefited from these initiatives. The Company's first quarter 2006 period was a transition period for the implementation of many of these actions and initiatives in 2006.


NET EARNINGS:
                                              First Quarter, 2006
              First Quarter                            vs.
         2006             2005                First Quarter, 2005
       $12,362          $12,506                     (1.2)%


First quarter 2006 net earnings were $12,362 compared to first quarter 2005 net earnings of $12,506. First quarter earnings per share were $0.23 in both 2006 and 2005.

Other income, net was $1,847 in first quarter 2006 compared to $1,207 in first quarter 2005. Other income, net in 2006 includes $207 of decreased interest expense and $292 of increased investment income reflecting the reductions in bank debts and financing costs of the Concord Confections business acquired in August 2004.

The consolidated effective income tax rate increased from 32.4% in first quarter 2005 to 32.7% in first quarter 2006. The aforementioned increase generally reflects higher effective rates for foreign taxes.

In addition to the factors discussed above, earnings per share benefited from fewer shares outstanding as a result of the Company's share repurchases.








                                  -6A-




LIQUIDITY AND CAPITAL RESOURCES:

The Company's current ratio (current assets divided by current liabilities) was 2.3 to 1 as of the end of first quarter 2006 as compared to 2.2 to 1 as of the end of first quarter 2005 and 2.2 to 1 as of the end of fourth quarter 2005. Net working capital was $125,782 as of the end of first quarter 2006 as compared to $132,940 and $101,206 as of the end of fourth quarter 2005 and first quarter 2005, respectively. The aforementioned net working capital amounts are principally reflected in aggregate cash and cash equivalents and short-term investments which totaled $96,603 as of the end of first quarter 2006 compared to $123,898 and $71,257, as of the end of fourth quarter 2005 and first quarter 2005, respectively. In addition, long term investments, principally debt securities comprising municipal bonds, were $44,539 as of the end of first quarter 2006 as compared to $44,851 and $85,713 as of the end of fourth quarter 2005 and first quarter 2005, respectively. Investments in municipal bonds and other debt securities that matured during first quarters 2006 and 2005 were generally used to pay down bank loans or replaced with debt securities of similar maturities.

As of the end of first quarter 2006 and 2005, the Company had $16,000 and $77,000, respectively, of bank loans which principally relate to the financing of the Concord Confections acquisition in August 2004. These bank loans were paid down through a combination of cash flows provided by operating activities and investment maturities. The balance of the bank loan outstanding at the end of first quarter 2006 is due in July 2006, and the Company intends to repay the outstanding loan during the second quarter 2006.

Net cash provided by operating activities was $3,287 for first quarter 2006, as compared to $4,796 for first quarter 2005. The aforementioned net change in net cash provided by operating activities principally reflects the timing of payments and cash flows relating to accounts receivable and accounts payable and accrued liabilities. Capital expenditures for first quarter 2006 and 2005 were $15,424 and $4,626, respectively. First quarter 2006 capital expenditures reflect $12,397 of investments in rental income producing real estate which was funded from the Company's restricted cash. Excluding the reinvestment of restricted cash, capital expenditures for the 2006 year are anticipated to be generally in line with historical annualized spending, and are to be funded from the Company's cash flow from operations and internal sources.

Of the $22,330 in proceeds from the sale of surplus real estate during 2005 and held as restricted cash as of December 31, 2005, $12,397 was reinvested in "like kind" real estate during first quarter 2006 in compliance with U.S. Internal Revenue Code Section 1031. During first quarter 2006 the Company also reclassified approximately $4,300 of current income taxes payable to deferred income taxes, all of which relates to the aforementioned Section 1031 reinvestment. Subsequent to the end of first quarter 2006, the Company reinvested the balance of $9,933 of such proceeds and restricted cash in additional rental income producing real estate in accordance with Section 1031.


                              -6B-



Cash dividends declared in first quarter 2006 and 2005 were $4,238 and $3,655, respectively. However, dividends paid in cash were $8,502 and $7,315, in first quarter 2006 and 2005, respectively. The difference between dividends declared and dividends paid is due to payment in the first quarter of a dividend declared in the fourth quarter of the respective preceding year.

The Company repurchased and retired $6,276 and $6,390 of its outstanding common stock during first quarter 2006 and 2005, respectively.

This discussion and certain other sections of this Form 10-Q contain forward-looking statements that are based largely on the Company's current expectations and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements. Such risks, trends and uncertainties, which in some instances are beyond the Company's control, include changes in demand and consumer preferences, including seasonal events such as Halloween; the effects of increases in ingredient and packaging costs; the effect of acquisitions on the Company's results of operations and financial condition; the effect of changes in foreign currencies on the Company's foreign subsidiaries; the Company's reliance on third-party vendors for various goods and services; the effect of changes in assumptions, including discount rates and profit margins, relating to the Company's impairment testing and analysis of its goodwill and trademarks; changes in the confectionary market place including actions taken by major retailers and customers; customer and consumer response to marketing programs and price and trade allowance adjustments; changes in governmental laws and regulations including taxes; the overall competitive environment in the Company's industry; and changes in assumptions and judgments discussed under the heading "Critical Accounting Policies of the company's MD&A" included in the 2005 annual report and 10-K. The words "believe," "expect," "anticipate," "estimate," "intend" and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are as of the date of this filing.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK:

The Company is exposed to various market risks, including fluctuations in sugar, corn syrup, edible oils, cocoa, gum and gum-base ingredients and packaging costs. The Company is exposed to exchange rate fluctuations in the Canadian dollar which is the currency used for a portion of the operating costs at its Canadian plants. The Company also invests in securities with maturities of up to three years, the majority of which are held to maturity, which limits the Company's exposure to interest rate fluctuations. There has been no material change in the Company's market risks that would significantly affect the disclosures made in the Form 10-K for the year ended December 31, 2005.


                              -6C-



Item 4.          CONTROLS AND PROCEDURES


Under the supervision and with the participation of management, the chief executive officer and chief financial officer of the Company have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of April 1, 2006 and, based on their evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended April 1, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.






























                              -6D-


              PART II - OTHER INFORMATION

             TOOTSIE ROLL INDUSTRIES, INC.
                    AND SUBSIDIARIES

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds


                                                                             Approximate Dollar
                    (a) Total     (b) Average               Shares           Value of Shares that
                    Number of     Price Paid per     Purchased as Part of    May Yet Be Purchased
                      Shares         Share        Publicly Announced Plans   Under the Plans
  Period            Purchased                          Or Programs               or Programs

JAN 1 TO JAN 28      29,700         $28.80            NOT APPLICABLE         NOT APPLICABLE

JAN 29 TO FEB 25     52,200          28.68            NOT APPLICABLE         NOT APPLICABLE

FEB 26 TO APR 1     140,200          27.92            NOT APPLICABLE         NOT APPLICABLE

TOTAL               222,100         $28.22

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

                            TOOTSIE ROLL INDUSTRIES, INC.

Date:  May 10, 2006         BY:/s/Melvin J. Gordon
                               Melvin J. Gordon
                               Chairman of the Board

Date:  May 10, 2006         BY:/s/G. Howard Ember, Jr.
                               G. Howard Ember, Jr.
                               Vice President - Finance






                               -7-

                                                                   Exhibit 31.1

                                      CERTIFICATION

I, Melvin J. Gordon, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Tootsie Roll Industries, Inc.;

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

    C) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

                                    Date:  May 10, 2006


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


    c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

                                    Date:  May 10, 2006


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

Industries, Inc. for the quarterly period ended April 1, 2006 (the

Form 10-Q) fully complies with the requirements of secton 13(a) or

15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q fairly presents, in all material respects,

the financial condition and results of operations of Tootsie Roll

Industries, Inc. and its subsidiaries.









Dated: May 10, 2006                  /s/Melvin J. Gordon
                                     Melvin J. Gordon
                                     Chairman and Chief
                                     Executive Officer



Dated: May 10, 2006                  /s/G. Howard Ember, Jr.
                                     G. Howard Ember, Jr.
                                     V.P./Finance and
                                     Chief Financial Officer












                             -7C-