Form 10-Q
period 2006-07-01
TOOTSIE ROLL INDUSTRIES INC
filed 2006-08-09
CIK 98677

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                        FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended July 1, 2006

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

                   Yes X         No __

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer __  Accelerated filer  X  Non-accelerated filer __

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

                   Yes __       No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (July
1, 2006)

Class                                             Outstanding

Common Stock, $.69 4/9 par value                   35,870,157
Class B Common Stock, $.69 4/9 par value           18,414,283



         TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES



                        JULY 1, 2006



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

  Item 6.   Exhibits                                               7A

  Signatures                                                       7A

  Certifications                                                   7B-D


                               PART 1. FINANCIAL INFORMATION
                               ITEM 1. FINANCIAL STATEMENTS
                       TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                               (in thousands of dollars)       (UNAUDITED)



ASSETS                                      July 1,        July 2,          Dec. 31,
 CURRENT ASSETS                               2006           2005             2005
  Cash & cash equivalents                  $ 11,511      $ 31,780          $ 69,006
  Restricted cash                                 -             -            22,330
  Investments                                39,452        39,015            54,892
  Trade accounts receivable,
   Less allowances of
   $2,160, $2,582 & $2,255                   21,969        29,293            30,856
  Other receivables                           1,160         2,273             2,768
  Inventories
   Finished goods & work in process          73,993        66,797            34,311
   Raw material & supplies                   24,778        24,103            20,721
  Prepaid expenses                            3,758         3,729             5,840
  Deferred income taxes                       6,654         1,352             5,872

   Total current assets                     183,275       198,342           246,596

 PROPERTY, PLANT & EQUIPMENT, at cost

  Land                                       19,401        14,992            14,857
  Buildings                                  84,241        61,778            63,544
  Machinery & equipment                     254,614       253,204           250,841
                                            358,256       329,974           329,242
 Less-accumulated depreciation              156,220       149,607           150,482
 Net property, plant and equipment          202,036       180,367           178,760

 OTHER ASSETS

  Goodwill                                   74,194        74,793            74,194
  Trademarks                                189,024       193,342           189,024
  Investments                                45,425        78,465            44,851
  Split dollar life insurance                72,857        69,563            69,772
  Investment in joint venture                11,188        10,945            10,499
                                            392,688       427,108           388,340

   Total assets                            $777,999      $805,817          $813,696




(The accompanying notes are an integral part of these statements.)

                  (in thousands except per share data)      (UNAUDITED)


LIABILITIES AND SHAREHOLDERS' EQUITY        July 1,         July 2,          Dec. 31,
 CURRENT LIABILITIES                          2006            2005            2005
  Bank loan                                 $      -      $  26,400        $ 32,001
  Accounts payable                            19,702         16,874          17,482
  Dividends payable                            4,347          3,751           4,263
  Accrued liabilities                         41,021         42,460          44,969
  Income taxes payable                         7,936         12,089          14,941
    Total current liabilities                 73,006        101,574         113,656

 NON-CURRENT LIABILITIES

  Bank loan                                        -         49,000               -
  Deferred income taxes                       38,756         25,691          32,088
  Postretirement health care and life
    insurance benefits                        11,025         10,409          10,783
  Industrial development bonds                 7,500          7,500           7,500
  Deferred compensation and other
   liabilities                                32,565         30,206          32,264
    Total non-current liabilities             89,846        122,806          82,635
    Total liabilities                        162,852        224,380         196,291

SHAREHOLDERS' EQUITY

 Common Stock, $.69-4/9 par value-
  120,000 shares authorized; 35,870,
  35,561 & 35,255, respectively, issued       24,910         24,695          24,483
 Class B common stock, $.69-4/9 par value-
  40,000 shares authorized; 18,414, 18,019
  & 18,000, respectively, issued              12,788         12,513          12,500
 Capital in excess of par value              453,074        435,675         426,125
 Retained earnings                           137,182        121,251         164,236
 Accumulated other comprehensive loss        (10,815)       (10,705)         (7,947)
 Treasury stock (at cost)-
  61, 60 & 60 shares, respectively            (1,992)        (1,992)         (1,992)
   Total shareholders' equity                615,147        581,437         617,405
   Total liabilities and
     shareholders' equity                   $777,999       $805,817        $813,696







                                                       -2A-

(The accompanying notes are an integral part of these statements.)


                  TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF
               EARNINGS, COMPREHENSIVE EARNINGS AND RETAINED EARNINGS
                 (in thousands except per share amounts)   (UNAUDITED)
                                                         13 WEEKS ENDED
                                                July 1, 2006    &    July 2, 2005
Net sales                                       $ 94,944             $103,627
Cost of goods sold                                56,894               61,886

Gross margin                                      38,050               41,741

Selling, marketing and administrative expenses    22,378               22,820

Earnings from operations                          15,672               18,921
Other income, net                                  2,542                1,184

Earnings before income taxes                      18,214               20,105
Provision for income taxes                         5,356                6,374
Net earnings                                      12,858               13,731

Other comprehensive income, before tax:

Foreign currency translation adjustments            (374)                 525

Unrealized gains (losses) on securities             (900)                 415

Unrealized (losses) on derivatives                (2,035)                (252)

Other comprehensive income (loss), before tax     (3,309)                 688

Income tax benefit (expense) related to items
 of other comprehensive income                     1,085                  (60)

Other comprehensive income (loss), net of tax     (2,224)                 628

Comprehensive earnings                          $ 10,634             $ 14,359

Retained earnings at beginning of period        $128,666             $111,266
  Net earnings                                    12,858               13,731
  Cash dividends                                  (4,342)              (3,746)

Retained earnings at end of period              $137,182             $121,251

   Net earnings per share                          $0.24                $0.25
   Dividends per share *                           $0.08                $0.07

Average number of shares outstanding              54,338               55,114







*Does not include 3% stock dividend to shareholders of record on 3/10/06 and 3/11/05.


(The accompanying notes are an integral part of the statements.)


                    TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF
                  EARNINGS, COMPREHENSIVE EARNINGS AND RETAINED EARNINGS
                  (in thousands except per share amounts)     (UNAUDITED)
                                                             26 WEEKS ENDED
                                                July 1, 2006    &    July 2, 2005
Net sales                                       $198,766             $201,552
Cost of goods sold                               121,316              120,362

Gross margin                                      77,450               81,190

Selling, marketing and administrative expenses    45,427               45,110

Earnings from operations                          32,023               36,080
Other income, net                                  4,389                2,391

Earnings before income taxes                      36,412               38,471
Provision for income taxes                        11,192               12,234
Net earnings                                      25,220               26,237

Other comprehensive income, before tax:

Foreign currency translation adjustments            (698)                 611

Unrealized (losses) on securities                   (740)                (206)

Unrealized (losses) on derivatives                (2,704)                (405)

Other comprehensive income, before tax            (4,142)                   -

Income tax benefit related to items
  of other comprehensive income                    1,274                  226

Other comprehensive income, net of tax            (2,868)                 226

Comprehensive earnings                          $ 22,352             $ 26,463

Retained earnings at beginning of period        $164,236             $149,055
  Net earnings                                    25,220               26,237
  Cash dividends                                  (8,580)              (7,401)
  Stock dividends - 3%                           (43,694)             (46,640)

Retained earnings at end of period              $137,182             $121,251

   Net earnings per share                          $0.46                $0.48
   Dividends per share *                           $0.16                $0.14

Average number of shares outstanding              54,511               55,218





*Does not include 3% stock dividend to shareholders of record on 3/10/06 and 3/11/05.



                                      -3A-

(The accompanying notes are an integral part of the statements.)

                         TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (in thousands of dollars)       (UNAUDITED)
                                                           26 WEEKS ENDED
                                                 July  1, 2006   &   July  2, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                          $ 25,220            $ 26,237
Adjustments to reconcile net earnings to
 net cash provided by (used in) operating
 activities:
  Depreciation and amortization                          7,414               7,156
  Amortization of marketable securities                    555                 967
  Purchase of trading securities                        (1,643)             (1,424)
  Changes in operating assets and liabilities:
   Accounts receivable                                   8,723                (736)
   Other receivables                                       (95)               (282)
   Inventories                                         (43,953)            (31,975)
   Prepaid expenses and other assets                    (1,730)             (2,958)
   Accounts payable and accrued liabilities             (1,570)             (4,779)
   Income taxes payable and deferred                      (921)              3,567
   Postretirement health care and life
    insurance benefits                                     242                 334
   Deferred compensation and other liabilities             767               1,060
   Other                                                   (42)                227

Net cash used in operating activities                   (7,033)             (2,606)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Working capital adjustment from acquisition                -               6,755
  Capital expenditures                                 (30,983)             (8,550)
  Decrease in restricted cash                           22,330                   -
  Purchase of available for sale securities             (6,826)            (13,386)
  Sale and maturity of available for
   sale securities                                      21,544              24,292

Net cash provided by investing activities                6,065               9,111

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from bank loan                                    -               6,400
  Repayment of bank loan                               (32,001)            (23,000)
  Dividends paid in cash                                (8,628)             (7,639)
  Shares repurchased and retired                       (15,898)             (7,475)

Net cash used in financing activities                  (56,527)            (31,714)

Decrease in cash and cash equivalents                  (57,495)            (25,209)
Cash and cash equivalents at the beginning of year      69,006              56,989

Cash and cash equivalents at the end of quarter       $ 11,511            $ 31,780

Supplemental cash flow information:
  Income taxes paid                                   $ 10,118            $  9,202
  Interest paid                                       $    593            $  1,092
  Stock dividend issued                               $ 43,563            $ 46,311

(The accompanying notes are an integral part of the statements.)



          TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        JULY 1, 2006
       (in thousands except per share amounts) (UNAUDITED)


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


Note 2 - Average shares outstanding for the period ended July 1, 2006 reflects stock repurchases and subsequent retirements of 557 shares for $15,898 and a 3% stock dividend distributed on April 13, 2006. Average shares outstanding for the period ended July 1, 2005 reflects stock repurchases and subsequent retirements of 252 shares for $7,475 and a 3% stock dividend distributed on April 14, 2005.


Note 3 - Results of operations for the period ended July 1, 2006 are not necessarily indicative of results to be expected for the year to end December 31, 2006 because of the seasonal nature of the Company's operations. Historically, the third quarter has been the Company's largest sales quarter due to Halloween sales.


Note 4 - The bank loan, a demand note issued in December 2005, was fully repaid in May 2006.

Note 5 - In July 2006, the FASB issued FASB Interpretation (FIN) No. 48 Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of FIN 48 and has not yet made any determination as to the effects, if any, that it may have on the Company's financial position and results of operations.





               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               (dollars in thousands except per share amounts)


The following is management's discussion of the Company's operating results and analysis of factors that have affected the accompanying Condensed Consolidated Statement of Earnings.


NET SALES:                                Net change in
                                       Second Quarter, 2006
             Second Quarter                    vs.
           2006          2005          Second Quarter, 2005
         $ 94,944      $103,627               (8.4)%


                                         First Half, 2006
               First Half                      vs.
           2006          2005            First Half, 2005
         $198,766      $201,552               (1.4)%


Second quarter 2006 net sales were $94,944 compared to $103,627 in second quarter 2005, a decrease of $8,683 or 8.4%. First half 2006 net sales of $198,766 decreased $2,786 or 1.4% from first half 2005 net sales of $201,552. The decrease in second quarter and first half 2006 sales was caused by a number of factors. These include transitional changes in package size, weight and price changes, inventory adjustments made by certain national account customers, the timing of shipments in the comparative periods, and a late Easter which adversely impacted the Company's spring-summer promotion by shortening the sales promotion period in the comparative second quarter periods. In addition, the conclusion of a contract to manufacture product under a private label for a third party resulted in a sales decline of approximately $2,900 in both the second quarter and first half 2006 periods.
As previously disclosed in our Form 10-K for the year ended December 31, 2005, such contract manufacturing sales aggregated 2% of annual net sales in 2005.


COST OF SALES:
                                                   Cost of Sales as a
             Second Quarter                     Percentage of Net Sales
          2006           2005                2nd Qtr. 2006    2nd Qtr. 2005
        $56,894        $61,886                    59.9%           59.7%


                                                   Cost of Sales as a
               First Half                       Percentage of Net Sales
          2006           2005                1st Half 2006    1st Half 2005
        $121,316        $120,362                   61.0%           59.7%


Cost of sales as a percentage of net sales increased from 59.7% in the second quarter 2005 to 59.9% in second quarter 2006, and from 59.7% in first half 2005 to 61.0% in first half 2006. These increases in cost of sales as a percentage of net sales are principally the result of higher input costs relating to major ingredients, energy, including natural gas, and higher plant repair and maintenance expenses. In addition, higher costs for labor and fringe benefits, as well as generally higher plant overhead costs, also contributed to the increase in cost of sales as a percentage of sales for the second quarter and first half 2006 periods.


SELLING, MARKETING AND ADMINISTRATIVE EXPENSES:

             Second Quarter                     Percentage of Net Sales
          2006            2005                2nd Qtr. 2006    2nd Qtr. 2005
        $22,378         $22,820                    23.6%          22.0%

              First Half                        Percentage of Net Sales
          2006            2005               1st Half 2006    1st Half 2005
        $45,427         $45,110                    22.9%          22.4%

Second quarter 2006 selling, marketing and administrative expenses were $22,378 compared to $22,820 in second quarter 2005, a decrease of $442 or 1.9%. However, these expenses rose from $45,110 in first half 2005 to $45,427 in first half 2006, an increase of $317 or 0.7%. As a percentage of net sales, total selling, marketing and administrative expenses increased from 22.0% in second quarter 2005 to 23.6% in second quarter 2006, and from 22.4% in first half 2005 to 22.9% in first half 2006. The increase in selling, marketing and administrative expenses as a percentage of sales for second quarter and first half 2006 reflects higher freight and delivery expenses, including higher fuel surcharges from carriers, and additional marketing expenses, principally new artwork and plate expenses, relating to packaging changes associated with the transition to new pack sizes and government mandated labeling changes.

Second quarter 2006 earnings from operations were $15,672 compared to $18,921 in second quarter 2005, a decrease of $3,249 or 17.2%. First half 2006 earnings from operations were $32,023 compared to $36,080, a decrease of $4,057 or 11.2%. The decline in operating earnings in second quarter and first half 2006 principally resulted from lower reported consolidated sales combined with higher input costs and increased marketing expenses as discussed above. Although the Company took actions and implemented programs, including price increases, with the objective to recover these higher input costs, these actions, coupled with the effect of lower sales as discussed above, did not result in the restoration of margins and profits in the second quarter and first half of 2006.


NET EARNINGS:
                                              Second Quarter, 2006
            Second Quarter                           vs.
         2006             2005                Second Quarter, 2005
       $12,858          $13,731                     (6.4)%


                                                First Half, 2006
               First Half                             vs.
         2006             2005                  First Half, 2005
       $25,220          $26,237                     (3.9)%


Second quarter 2006 net earnings were $12,858 compared to second quarter 2005 net earnings of $13,731, an $873 or 6.4% decrease. Second quarter 2006 earnings per share were $0.24, compared to $0.25 per share in the prior year comparative period, a decrease of $0.01 or 4.0%.


First half 2006 net earnings were $25,220 compared to first half 2005 net earnings of $26,237 a $1,017 or 3.9% decrease. First half net earnings per share were $0.46 in 2006 compared to $0.48 per share in 2005, a decrease of $0.02 per share or 4.2%.



                                  -6A-



Other income, net was $2,542 in second quarter 2006 compared to $1,184 in second quarter 2005, an increase of $1,358. The aforementioned increase is primarily the result of $483 of decreased interest expense and a $739 capital gain on investments. Other income, net was $4,389 in first half 2006 compared to $2,391 in first half 2005, an increase of $1,998. First half 2006 other income net reflects $690 of decreased interest expense, $316 of increased investment income and a $739 capital gain on investment. The decreased interest expense in both second quarter and first half 2006 reflects the continuous reduction in bank loans during 2005 and first half 2006.

The consolidated effective income tax rate favorably decreased from 32.4% in both second quarter and first half 2005 to 30.0% in second quarter 2006 and 31.3% in first half 2006. This improvement principally reflects lower effective rates for foreign taxes.

In addition to the factors discussed above, earnings per share benefited from fewer shares outstanding as a result of the Company's share repurchases.


LIQUIDITY AND CAPITAL RESOURCES:

The Company's current ratio (current assets divided by current liabilities) was
2.5 to 1 as of the end of second quarter 2006 as compared to 2.0 to 1 as of the end of second quarter 2005 and 2.2 to 1 as of the end of fourth quarter 2005. Net working capital was $110,269 as of the end of second quarter 2006 as compared to $132,940 and $96,768 as of the end of fourth quarter 2005 and second quarter 2005, respectively. The aforementioned net working capital amounts include aggregate cash and cash equivalents and short-term investments less short-term bank loans which aggregated $50,963 as of the end of second quarter 2006 compared to $91,897 and $44,395, as of the end of fourth quarter 2005 and second quarter 2005, respectively. In addition, long-term investments, principally debt securities comprising municipal bonds, were $45,425 as of the end of second quarter 2006 as compared to $44,851 and $78,465 as of the end of fourth quarter 2005 and second quarter 2005, respectively. Investments in municipal bonds and other debt securities that matured during first quarters 2006 and 2005 were generally used to pay down bank loans or replaced with debt securities of similar maturities.

During first half 2006, the Company fully repaid $32,001 of short-term bank loans. The balances of these bank loans, including the long-term portion, as of the end of fourth quarter 2005 and second quarter 2005, were $32,001 and $75,400, respectively. These bank loans were paid down through a combination of cash flows provided by operating activities and investment maturities.

Net cash used in operating activities was $7,033 for first half 2006, compared to $2,606 in first half 2005. The aforementioned change in net cash used in operating activities principally reflects lower net income combined with increased inventories and the timing of payments and cash flows related to income taxes payable and deferred, partially offset by cash flows provided by decreased accounts receivable and changes in accounts payable and accrued liabilities.











                                  -6B-



Capital expenditures for first half 2006 and 2005 were $30,983 and $8,550, respectively. First half 2006 capital expenditures reflect $25,241 of investments in rental income producing real estate which was funded from the Company's restricted cash. Excluding the reinvestment of restricted cash, capital expenditures for the 2006 year are anticipated to be generally in line with historical annualized spending, and are to be funded from the Company's cash flow from operations and internal sources.

All of the $22,330 in proceeds from the sale of surplus real estate during 2005 and held as restricted cash as of December 31, 2005, was reinvested in "like kind" real estate during first half 2006 in compliance with U.S. Internal Revenue Code Section 1031. During first half 2006 the Company also reclassified approximately $7,600 of current income taxes payable to deferred income taxes, all of which relates to the aforementioned Section
1031 reinvestment gain.

Cash dividends paid in first half 2006 and 2005 were $8,628 and $7,639, respectively. The Company also repurchased and retired $15,898 and $7,475 of its shares outstanding during first half 2006 and 2005, respectively.

This discussion and certain other sections of this Form 10-Q contain forward-looking statements that are based largely on the Company's current expectations and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements. Such risks, trends and uncertainties, which in some instances are beyond the Company's control, include changes in demand and consumer preferences, including seasonal events such as Halloween; the effect of changes in commodity prices and ingredient costs; the effect of changes in foreign currencies on the Company's foreign subsidiaries and resulting effects on costs relating to foreign products principally marketed and sold in the USA ; the Company's reliance on third-party vendors, including foreign supplies for various goods and services; the Company's ability to successfully implement new production processes and automated production lines; the effect of acquisitions on the Company's results of operations and financial condition including the effect of changes in assumptions such as discount rates and profit margins, relating to the Company's impairment testing and analysis of its goodwill and trademarks; changes in the confectionary market place including actions taken by major retailers and customers; customer and consumer response to marketing programs, changes in pack size and weights, and price adjustments; changes in governmental laws and regulations including domestic and foreign taxes; the overall competitive environment in the Company's industry; and changes in assumptions and judgments discussed under the heading "Critical Accounting Policies of the Company's MD&A" included in the 2005 annual report and 10-K. The words "believe," "expect," "anticipate," "estimate," "intend" and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are as of the date of this filing.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

The Company is exposed to various market risks, including fluctuations in sugar, corn syrup, edible oils, cocoa, dextrose, gum base ingredients and packaging costs. The Company is also exposed to exchange rate fluctuations in the Canadian dollar which is the currency used for a portion of the raw material and packaging material costs and operating expenses at its Canadian plants. The Company also invests in securities with maturities of up to three years, the majority of which are held to maturity, which limits the Company's exposure to interest rate fluctuations. There has been no material change in the Company's market risks that would significantly affect the disclosures made in the Form 10-K for the year ended December 31, 2005.

                                  -6C-


Item 4.       CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, the chief executive officer and chief financial officer of the Company have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of July 1, 2006 and, based on their evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended July 1, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.








































                                  -6D-

              PART II - OTHER INFORMATION

             TOOTSIE ROLL INDUSTRIES, INC.
                    AND SUBSIDIARIES

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds


                                                                             Approximate Dollar
                    (a) Total     (b) Average               Shares           Value of Shares that
                    Number of     Price Paid per     Purchased as Part of    May Yet Be Purchased
                      Shares         Share        Publicly Announced Plans   Under the Plans
  Period            Purchased                          Or Programs               or Programs

APR 2 TO APR 29     266,500       $ 28.67          NOT APPLICABLE             NOT APPLICABLE

APR 30 TO MAY 27     13,100         29.91          NOT APPLICABLE             NOT APPLICABLE

MAY 28 TO JUL 1      55,600         28.37          NOT APPLICABLE             NOT APPLICABLE

TOTAL               335,200       $ 28.67


     While the Company does not have a formal or publicly announced stock repurchase program, the Company's board of directors periodically authorizes a dollar amount for share repurchases. The treasurer executes share repurchase transactions according to these guidelines.


Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of the Company, held on May 1, 2006,
The following number of votes were cast for the matters indicated:

1. For the election of five Directors of the Company by the holders of Common Shares and Class B Common Shares voting together:

                                                                  Broker
    Nominee                  For          Withheld     Abstain   Non-Vote

Melvin J. Gordon           204,087,696    5,755,507      -0-        -0-

Ellen R. Gordon            204,052,403    5,790,800      -0-        -0-

Lana Jane Lewis-Brent      207,529,205    2,313,998      -0-        -0-

Barre A. Siebert           207,498,937    2,344,266      -0-        -0-

Richard P. Bergeman        207,157,459    2,685,744      -0-        -0-



2.  Proposal to approve the Tootsie Roll Industries, Inc. Management
 Incentive Plan:
                                                                      Broker
                                  For         Withheld     Abstain   Non-Vote
Common Shares and Class B
Common Shares voting together   205,157,095   4,236,155    449,953     -0-






                                 -7-



3. Proposal to ratify the appointment of PricewaterhouseCoopers LLP as auditors for the fiscal year 2006:
                                                                      Broker
                                  For         Withheld     Abstain   Non-Vote
Common Shares and Class B
Common Shares voting together   207,010,579   2,773,817    58,807      -0-

No other matters were submitted to a vote by ballot at the 2006 Annual
Meeting.



Item 6.  EXHIBITS

    Exhibit 10.1 - Tootsie Roll Industries, Inc. Management
    Incentive Plan, filed as Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed with the Commission on March 24, 2006 (File No. 001-01361) and incorporated herein by reference.

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

                            TOOTSIE ROLL INDUSTRIES, INC.

Date:  Aug. 8, 2006         BY:/S/MELVIN J. GORDON
                               Melvin J. Gordon
                               Chairman of the Board

Date:  Aug. 8, 2006         BY:/S/G. HOWARD EMBER, JR.
                               G. Howard Ember, Jr.
                               Vice President Finance














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

                                    Date:  Aug. 8, 2006


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

                                    Date:  Aug. 8, 2006


                                    By:    /S/G. HOWARD EMBER, JR.
                                           G. Howard Ember, Jr.
                                           Vice President Finance and
                                           Chief Financial Officer


                               -7C-

                                                         Exhibit 32


    Certificate Pursuant to Section 1350 of Chapter 63
           Of Title 18 of the United States Code


    Each of the undersigned officers of Tootsie Roll Industries, Inc.

Certifies that (i) the Quarterly Report on Form 10-Q of Tootsie Roll

Industries, Inc. for the quarterly period ended July 1, 2006 (the

Form 10-Q) fully complies with the requirements of secton 13(a) or

15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q fairly presents, in all material respects,

the financial condition and results of operations of Tootsie Roll

Industries, Inc. and its subsidiaries.









Dated: Aug. 8, 2006                  /S/MELVIN J. GORDON
                                     Melvin J. Gordon
                                     Chairman and Chief
                                     Executive Officer



Dated: Aug. 8, 2006                  /S/G. HOWARD EMBER, JR.
                                     G. Howard Ember, Jr.
                                     V.P. Finance and
                                     Chief Financial Officer












                             -7D-