Form 10-Q
period 2006-09-30
TOOTSIE ROLL INDUSTRIES INC
filed 2006-11-09
CIK 98677

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                        FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended SEPTEMBER 30, 2006

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

Large accelerated filer X  Accelerated filer   _  Non-accelerated filer  __

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

                   Yes           No  X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (October 6, 2006)

Class                                             Outstanding

Common Stock, $.69 4/9 par value                  35,351,129
Class B Common Stock, $.69 4/9 par value          18,402,511



         TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES



                        SEPTEMBER 30, 2006



                             INDEX

                                                                 Page No.
Part I -   Financial Information

  Item 1.   Unaudited Financial Statements:

            Condensed Consolidated Statements of
             Financial Position                                    2-2A

            Condensed Consolidated Statements of Earnings,
             Comprehensive Earnings and Retained Earnings          3-3A

            Condensed Consolidated Statements of Cash Flows        4

            Notes to Condensed Consolidated Financial Statements   5-5A


  Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                   6-6D

  Item 3.   Quantitative and Qualitative Disclosures About
             Market Risk                                           6E

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

  Certifications                                                   7A-C



                               PART 1. FINANCIAL INFORMATION
                               ITEM 1. FINANCIAL STATEMENTS
                       TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                               (in thousands of dollars)       (UNAUDITED)



ASSETS                                            Sep. 30,        Oct. 01,         Dec. 31,
 CURRENT ASSETS                                      2006            2005            2005____
  Cash & cash equivalents                       $    13,176     $  32,361         $  69,006
  Restricted cash                                         -             -            22,330
  Investments                                        32,364        46,027            54,892
  Trade accounts receivable,
   Less allowances of
   $3,548, $3,528 & $2,255                           90,780        87,078            30,856
  Other receivables                                   1,875         1,666             2,768
  Inventories
   Finished goods & work in process                  47,937        45,069            34,311
   Raw material & supplies                           23,044        21,086            20,721
  Prepaid expenses                                    3,349         3,754             5,840
  Deferred income taxes                               6,374         1,410             5,872

   Total current assets                             218,899       238,451           246,596

 PROPERTY, PLANT & EQUIPMENT, at cost
  Land                                               19,401        14,991            14,857
  Buildings                                          84,241        61,776            63,544
  Machinery & equipment                             257,580       255,713           250,841
                                                    361,222       332,480           329,242
 Less-accumulated depreciation                      160,472       152,208           150,482
 Net property, plant and equipment                  200,750       180,272           178,760

 OTHER ASSETS

  Goodwill                                           74,194        74,619            74,194
  Trademarks                                        189,024       193,342           189,024
  Investments                                        42,234        65,265            44,851
  Split dollar life insurance                        72,857        69,528            69,772
  Investment in joint venture                        11,168        11,041            10,499
                                                    389,477       413,795           388,340

   Total assets                                    $809,126      $832,518          $813,696











(The accompanying notes are an integral part of these statements.)

                  (in thousands except per share data)      (UNAUDITED)


LIABILITIES AND SHAREHOLDERS' EQUITY              Sep. 30,        Oct. 01,          Dec. 31,
 CURRENT LIABILITIES                                 2006            2005            2005____
  Bank loan                                        $      -      $  60,000        $ 32,001
  Accounts payable                                   20,359         17,546          17,482
  Dividends payable                                   4,300          3,751           4,263
  Accrued liabilities                                52,096         52,603          44,969
  Income taxes payable                               17,443         17,159          14,941
    Total current liabilities                        94,198        151,059         113,656

 NON-CURRENT LIABILITIES

  Deferred income taxes                              38,086         25,974          32,088
  Postretirement health care and life
    insurance benefits                               11,114         10,579          10,783
  Industrial development bonds                        7,500          7,500           7,500
  Deferred compensation and other liabilities        33,371         31,488          32,264
    Total non-current liabilities                    90,071         75,541          82,635
    Total liabilities                               184,269        226,600         196,291

SHAREHOLDERS' EQUITY

 Common Stock, $.69-4/9 par value-
  120,000 shares authorized; 35,360,
  35,574 & 35,255 respectively, issued               24,555         24,704          24,483
 Class B common stock, $.69-4/9 par value-
  40,000 shares authorized; 18,414, 18,006
  & 18,000, respectively, issued                     12,788         12,504          12,500
 Capital in excess of par value                     439,232        435,675         426,125
 Retained earnings                                  161,856        145,169         164,236
 Accumulated other comprehensive loss               (11,582)       (10,142)         (7,947)
 Treasury stock (at cost)-
  61, 60 & 60 shares, respectively                   (1,992)        (1,992)         (1,992)
   Total shareholders' equity                       624,857        605,918         617,405
   Total liabilities and
     shareholders' equity                          $809,126       $832,518        $813,696















                                                   -2A-

(The accompanying notes are an integral part of these statements.)


                  TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF
               EARNINGS, COMPREHENSIVE EARNINGS AND RETAINED EARNINGS
                 (in thousands except per share amounts)   (UNAUDITED)
                                                         13 WEEKS ENDED
                                                Sep. 30, 2006   &    Oct. 1, 2005
Net sales                                       $186,403             $173,692
Cost of goods sold                               116,173              106,197

Gross margin                                      70,230               67,495

Selling, marketing and administrative expenses    29,926               28,507

Earnings from operations                          40,304               38,988
Other income, net                                  1,890                1,543

Earnings before income taxes                      42,194               40,531
Provision for income taxes                        13,225               12,866
Net earnings                                      28,969               27,665

Other comprehensive income, before tax:

Foreign currency translation adjustments             317                  195

Unrealized gains on securities                       290                   54

Unrealized gains (losses) on derivatives          (2,009)                 529

Other comprehensive income (loss), before tax     (1,402)                 778

Income tax benefit (expense) related to items
 of other comprehensive income                       635                 (215)

Other comprehensive income (loss), net of tax       (767)                 563

Comprehensive earnings                          $ 28,202             $ 28,228

Retained earnings at beginning of period        $137,182             $121,251
  Net earnings                                    28,969               27,665
  Cash dividends                                  (4,295)              (3,747)

Retained earnings at end of period              $161,856             $145,169

   Net earnings per share                          $0.54                $0.50
   Dividends per share *                           $0.08                $0.07

Average number of shares outstanding              54,024               55,105







*Does not include 3% stock dividend to shareholders of record on 3/10/06 and 3/11/05.



(The accompanying notes are an integral part of the statements.)

                           TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF
                    EARNINGS, COMPREHENSIVE EARNINGS AND RETAINED EARNINGS
                    (in thousands except per share amounts)   (UNAUDITED)
                                                             39 WEEKS ENDED
                                                Sep. 30, 2006   &    Oct. 1, 2005
Net sales                                       $385,169             $375,244
Cost of goods sold                               237,489              226,559

Gross margin                                     147,680              148,685

Selling, marketing and administrative expenses    75,353               73 617

Earnings from operations                          72,327               75,068
Other income, net                                  6,279                3,934

Earnings before income taxes                      78,606               79,002
Provision for income taxes                        24,417               25,100
Net earnings                                      54,189               53,902

Other comprehensive income, before tax:

Foreign currency translation adjustments            (381)                 806

Unrealized losses on securities                     (450)                (152)

Unrealized gains (losses) on derivatives          (4,713)                 124

Other comprehensive income (loss), before tax     (5,544)                 778

Income tax benefit related to items
  of other comprehensive income                    1,909                   11

Other comprehensive income (loss), net of tax     (3,635)                 789

Comprehensive earnings                          $ 50,554             $ 54,691

Retained earnings at beginning of period        $164,236             $149,055
  Net earnings                                    54,189               53,902
  Cash dividends                                 (12,875)             (11,148)
  Stock dividends - 3%                           (43,694)             (46,640)

Retained earnings at end of period              $161,856             $145,169

   Net earnings per share                          $1.00                $0.98
   Dividends per share *                           $0.24                $0.21

Average number of shares outstanding              54,346               55,184





*Does not include 3% stock dividend to shareholders of record on 3/10/06 and 3/11/05.



                                      -3A-

(The accompanying notes are an integral part of the statements.)

                         TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (in thousands of dollars)       (UNAUDITED)
                                                           39 WEEKS ENDED
                                                 Sep. 30, 2006   &   Oct.  1, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                          $ 54,189            $ 53,902
Adjustments to reconcile net earnings to
 net cash provided by operating activities:
  Depreciation and amortization                         11,557              10,860
  Amortization of marketable securities                    762               1,332
  Purchase of trading securities                        (1,994)             (1,770)
  Sales of trading securities                            1,473                 706
  Changes in operating assets and liabilities:
   Accounts receivable                                 (60,082)            (58,359)
   Other receivables                                    (2,076)                658
   Inventories                                         (16,045)             (7,219)
   Prepaid expenses and other assets                    (1,282)             (2,862)
   Accounts payable and accrued liabilities             10,123               5,964
   Income taxes payable and deferred                     8,124               8,930
   Postretirement health care and life
    insurance benefits                                     331                 504
   Deferred compensation and other liabilities            (103)                914
   Other                                                    (3)                164

Net cash provided by operating activities                4,974              13,724

CASH FLOWS FROM INVESTING ACTIVITIES:

  Working capital adjustment from acquisition                -               6,755
  Capital expenditures                                 (33,702)            (12,097)
  Decrease in restricted cash                           22,330                   -
  Purchase of available for sale securities             (9,539)            (15,086)
  Sale and maturity of available for
   sale securities                                      35,173              32,936

Net cash provided by (used in) investing activities     14,262            ( 12,508)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from bank loan                                    -               6,400
  Repayment of bank loan                               (32,001)            (38,400)
  Dividends paid in cash                               (12,969)            (11,386)
  Shares repurchased and retired                       (30,096)             (7,474)

Net cash used in financing activities                  (75,066)            (50,860)

Decrease in cash and cash equivalents                  (55,830)            (24,628)
Cash and cash equivalents at the beginning of year      69,006              56,989

Cash and cash equivalents at the end of quarter       $ 13,176            $ 32,361

Supplemental cash flow information:
  Income taxes paid                                   $ 13,339            $ 17,044
  Interest paid                                       $    665            $  1,961
  Stock dividend issued                               $ 43,563            $ 46,311

(The accompanying notes are an integral part of the statements.)




          TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 2006
       (in thousands except per share amounts) (UNAUDITED)


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


Note 2 - Average shares outstanding for the 39 week period ended September 30, 2006 reflects stock repurchases of 1,068 shares for $30,096 and a 3% stock dividend distributed on April 13, 2006. Average shares outstanding for the 39 week period ended October 1, 2005 reflects stock repurchases of 252 shares for $7,474 and a 3% stock dividend distributed on April 14, 2005.


Note 3 - Results of operations for the period ended September 30, 2006 are not necessarily indicative of results to be expected for the year ending December 31, 2006 because of the seasonal nature of the Company's operations. Historically, the third quarter has been the Company's largest sales quarter due to Halloween sales.


Note 4 - The bank loan, a demand note issued in December 2005, was fully repaid in May 2006.


Note 5 - Recent Accounting Pronouncements

         In July 2006, the FASB issued FASB Interpretation (FIN) No. 48 "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109." FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of FIN 48 and has not yet made any determination as to the effects, if any, that it may have on the Company's financial position and results of operations.

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 and has not yet made any determination as to the effects, if any, that it may have on the Company's financial position and results of operations.


         In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" (SFAS No. 158). SFAS No. 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS No. 158 also requires additional disclosures in the notes to financial statements. SFAS No. 158 is effective as of the end of fiscal years ending after December 15, 2006. The Company is currently assessing the impact of SFAS No. 158 and has not yet made any determination as to the effects, if any, that it may have on the Company's financial position and results of operations.


         In September 2006, the SEC staff issued Staff Accounting Bulletin ("SAB") 108 "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statement." SAB 108 requires that public companies utilize a "dual-approach" to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company is currently assessing the impact of SAB 108 and has not made a final determination of its effects on the Company's financial statements.































                               -5A-


               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               (dollars in thousands except per share amounts)


The following is management's discussion of the Company's operating results and analysis of factors that have affected the accompanying Condensed Consolidated Financial Statements.


NET SALES:                                 Net change in
                                        Third Quarter, 2006
             Third Quarter                     vs.
           2006          2005           Third Quarter, 2005
         $186,403      $173,692                 7.3%

                                         Nine Months, 2006
               Nine Months                      vs.
           2006          2005            Nine Months, 2005
         $385,169      $375,244                 2.6%


Third quarter 2006 net sales were $186,403 compared to $173,692 in third quarter 2005, an increase of $12,711 or 7.3%. Nine months 2006 net sales of $385,169 increased $9,925 or 2.6% from nine months 2005 net sales of $375,244. Record third quarter sales were achieved as a result of successful marketing programs, including those related to "back-to-school" and Halloween, as well as line extensions and new products. Record third quarter sales also propelled the Company to record nine months sales, and overcame a first half that was behind the corresponding period in the prior year. First half 2006 sales were affected by a number of factors including some transitional disruption of sales as a result of package size, weight and price changes, inventory adjustments made by certain national account customers, the timing of shipments in the comparative periods, and a late Easter which adversely impacted the Company's spring-summer promotion by shortening the 2006 sales promotion period compared to the prior year.

The conclusion, during second quarter 2006, of a contract acquired in the Concord Confections acquisition in 2004 to manufacture product under a private label for a third party resulted in a sales decline of approximately $2,700 in the third quarter 2006 and approximately $5,600 in the nine months 2006 compared to the corresponding periods in 2005. As previously disclosed in our Form 10-K for the year ended December 31, 2005, such contract manufacturing sales aggregated 2% of annual net sales in 2005.


COST OF SALES:
                                                   Cost of Sales as a
             Third Quarter                       Percentage of Net Sales
          2006           2005                3rd Qtr. 2006    3rd Qtr. 2005
        $116,173      $106,197                    62.3%           61.1%


                                                   Cost of Sales as a
              Nine Months                        Percentage of Net Sales
          2006           2005              Nine Months 2006   Nine Months 2005
        $237,489       $226,559                   61.7%           60.4%







Cost of sales as a percentage of net sales increased from 61.1% in the third quarter 2005 to 62.3% in third quarter 2006, and from 60.4% in nine months 2005 to 61.7% in nine months 2006. These increases in cost of sales as a percentage of net sales are principally the result of higher input costs relating to major ingredients, energy, including natural gas, higher plant repair and maintenance expenses, and higher costs for products manufactured in Canada due to a strengthening of the Canadian dollar relative to the U.S. dollar. In addition, higher costs for labor and fringe benefits, including health insurance, as well as generally higher plant overhead costs, also contributed to the increase in cost of sales as a percentage of sales for the third quarter and nine months 2006 periods.

The Company anticipates additional cost increases in 2007 in many commodities and packaging materials widely used in the confectionary industry, including sugar, corn syrup, dextrose, and gum base ingredients. The Company is currently studying the effects of these cost increases and how they can be mitigated.


SELLING, MARKETING AND ADMINISTRATIVE EXPENSES:

             Third Quarter                      Percentage of Net Sales
          2006            2005              3rd Qtr. 2006    3rd Qtr. 2005
        $29,926         $28,507                    16.1%          16.4%

               Nine Months                      Percentage of Net Sales
          2006            2005              9 Months 2006    9 Months 2005
        $75,353         $73,617                    19.6%          19.6%


Third quarter 2006 selling, marketing and administrative expenses were $29,926 compared to $28,507 in third quarter 2005, an increase of $1,419 or 5.0%. In the comparative nine months periods, these expenses rose from $73,617 in 2005 to $75,353 in 2006, an increase of $1,736 or 2.4%. These increases principally reflect the added expenses associated with increased sales combined with higher freight and delivery expenses, including higher fuel surcharges from carriers, and additional marketing expenses associated with the transition to new pack sizes and government mandated labeling changes.

As a percentage of sales, selling, marketing and administrative expenses favorably decreased from 16.4% of sales in third quarter 2005 to 16.1% in 2006, and was unchanged at 19.6% of sales in nine months 2005 and 2006. The aforementioned favorable results generally reflect the Company's cost containment initiatives as well as the benefits of higher sales against certain expenses that are generally not variable with sales.

Third quarter 2006 earnings from operations were $40,304 compared to $38,988 in third quarter 2005, an increase of $1,316 or 3.4%. Improved operating earnings in third quarter 2006 principally resulted from higher reported sales and the benefits of programs implemented by the Company, including price increases and cost reduction initiatives, with the objective to recover higher input costs. Nine months 2006 earnings from operations were $72,327 compared to $75,068, a decrease of $2,741 or 3.7%. The benefits of higher nine month 2006 sales were mitigated by those adverse factors that affected cost of sales as discussed above, principally higher input costs, and the effects of phasing in marketing programs, including price increases, with the objective to recover increases in costs and expenses.








                                  -6A-


NET EARNINGS:
                                              Third Quarter, 2006
             Third Quarter                           vs.
         2006             2005                Third Quarter, 2005
       $28,969          $27,665                      4.7%


                                               Nine Months, 2006
               Nine Months                           vs.
         2006             2005                 Nine Months, 2005
       $54,189          $53,902                      0.5%


Third quarter 2006 net earnings were $28,969 compared to third quarter 2005 net earnings of $27,665, a $1,304 or 4.7% increase. Third quarter 2006 earnings per share were $0.54, compared to $0.50 per share in the prior year comparative period, an increase of $0.04 or 8.0%.

Nine months 2006 net earnings were $54,189 compared to nine months 2005 net earnings of $53,902. Nine months net earnings per share were $1.00 in 2006 compared to $0.98 per share in 2005, an increase of $0.02 per share or 2.0%.

Other income, net was $1,890 in third quarter 2006 compared to $1,543 in third quarter 2005, an increase of $347. The aforementioned increase is primarily the result of decreased interest expense of $642 partially offset by decreased investment income of $257. Other income, net was $6,279 in nine months 2006 compared to $3,934 in nine months 2005, an increase of $2,345. Nine months 2006 other income net reflects $1,332 of decreased interest expense combined with $486 of increased royalty income and a $739 capital gain on the sale of marketable securities. The decreased interest expense in both third quarter and nine months 2006 reflects the continuous reduction in bank loans during 2005 and 2006.

The consolidated effective income tax rate favorably decreased to 31.3% in both the third quarter and nine months 2006 from 31.8% in the third quarter 2005 and 32.1% in nine months 2005. This improvement principally reflects lower effective rates on foreign taxes.

In addition to the factors discussed above, earnings per share benefited from fewer shares outstanding as a result of the Company's common stock share repurchases in the open market in 2005 and 2006, and resulting fewer shares outstanding.


LIQUIDITY AND CAPITAL RESOURCES:

The Company's current ratio (current assets divided by current liabilities) was
2.3 to 1 as of the end of third quarter 2006 as compared to 1.6 to 1 as of the end of third quarter 2005 and 2.2 to 1 as of the end of fourth quarter 2005. Net working capital was $124,701 as of the end of third quarter 2006 as compared to $132,940 and $87,392 as of the end of fourth quarter 2005 and third quarter 2005, respectively. The aforementioned net working capital amounts include aggregate cash and cash equivalents and short-term investments less short-term bank loans which aggregated $45,540 as of the end of third quarter 2006 compared to $91,897 and $18,388, as of the end of fourth quarter 2005 and third quarter 2005, respectively. In addition, long-term investments, principally debt securities comprising municipal bonds, were $42,234 as of the end of third quarter 2006 as compared to $44,851 and $65,265 as of the end of fourth quarter 2005 and third quarter 2005, respectively. Investments in municipal bonds and other debt securities that matured during nine months 2006 and 2005 were generally used to pay down bank loans or replaced with debt securities of similar maturities.


                                    -6B-


The Company fully repaid its short-term bank loans in second quarter 2006. The balances of these bank loans as of the end of fourth quarter 2005 and third quarter 2005, were $32,001 and $60,000, respectively. These bank loans were paid down through a combination of cash flows provided by operating activities and investment maturities.

Net cash provided by operating activities was $4,974 for nine months 2006, compared to $13,724 in nine months 2005. The aforementioned change in net cash provided by operating activities principally reflects increases in accounts receivable, other receivables and inventories which were partially offset by increases in accounts payable and accrued liabilities.

Capital expenditures for nine months 2006 and 2005 were $33,702 and $12,097, respectively. Nine months 2006 capital expenditures reflect $25,241 of investments in rental income producing real estate which was funded from the Company's restricted cash. Excluding the reinvestment of restricted cash, capital expenditures for the 2006 year are anticipated to be generally in line with historical annualized spending, and are to be funded from the Company's cash flow from operations and internal sources.

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

Cash dividends paid in nine months 2006 and 2005 were $12,969 and $11,386, respectively. The Company also repurchased and retired $30,096 and $7,474 of its shares outstanding during nine months 2006 and 2005, respectively.


RECENT ACCOUNTING PRONOUNCMENTS

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48 "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109."
FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of FIN 48 and has not yet made any determination as to the effects, if any, that it may have on the Company's financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 and has not yet made any determination as to the effects, if any, that it may have on the Company's financial position and results of operations.









                                  -6C-


In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" (SFAS No. 158). SFAS No. 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS No. 158 also requires additional disclosures in the notes to financial statements. SFAS No. 158 is effective as of the end of fiscal years ending after December 15, 2006. The Company is currently assessing the impact of SFAS No. 158 and has not yet made any determination as to the effects, if any, that it may have on the Company's financial position and results of operations.

In September 2006, the SEC staff issued Staff Accounting Bulletin ("SAB") 108 "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statement." SAB 108 requires that public companies utilize a "dual-approach" to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company is currently assessing the impact of SAB 108 and has not made a final determination of its effects on the Company's financial statements.

This discussion and certain other sections of this Form 10-Q contain forward-looking statements that are based largely on the Company's current expectations and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements. Such risks, trends and uncertainties, which in some instances are beyond the Company's control, include changes in demand and consumer preferences, including seasonal events such as Halloween; the effect of changes in commodity prices and ingredient costs; the effect of changes in foreign currencies on the Company's foreign subsidiaries and resulting effects on costs relating to foreign products principally marketed and sold in the USA; the Company's reliance on third-party vendors, including foreign supplies for various goods and services; the Company's ability to successfully implement new production processes and automated production lines; the effect of acquisitions on the Company's results of operations and financial condition including the effect of changes in assumptions such as discount rates and profit margins, relating to the Company's impairment testing and analysis of its goodwill and trademarks; changes in the confectionary market place including actions taken by major retailers and customers; customer and consumer response to marketing programs, changes in pack size and weights, and price adjustments; changes in governmental laws and regulations; changes in domestic and foreign taxes laws as well as the Company's ability to utilize deferred tax assets relating to foreign tax loss and credit carry-forwards; the overall competitive environment in the Company's industry; changes in assumptions and judgments discussed under the heading "Critical Accounting Policies" of the Company included in the 2005 Annual Report and Form 10-K; and the effects of new accounting pronouncements, discussed above. The words "believe," "expect," "anticipate," "estimate," "intend" and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are as of the date of this filing.






                                  -6D-

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

The Company is exposed to various market risks, including fluctuations in sugar, corn syrup, edible oils, cocoa, dextrose, gum base ingredients and packaging costs. The Company is also exposed to exchange rate fluctuations in the Canadian dollar which is the currency used for a portion of the raw material and packaging material costs and operating expenses at its Canadian plants. The Company invests in securities with maturities of up to three years, the majority of which are held to maturity, which limits the Company's exposure to interest rate fluctuations. There has been no material change in the Company's market risks that would significantly affect the disclosures made in the Form 10-K for the year ended December 31, 2005.


Item 4.       CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, the chief executive officer and chief financial officer of the Company have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2006 and, based on their evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.




























                                  -6E-

              PART II - OTHER INFORMATION

             TOOTSIE ROLL INDUSTRIES, INC.
                    AND SUBSIDIARIES

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds


                                                                    Approximate Dollar
                    (a) Total     (b) Average               Shares           Value of Shares that
                    Number of     Price Paid per     Purchased as Part of    May Yet Be Purchased
                      Shares         Share        Publicly Announced Plans   Under the Plans
  Period            Purchased                          Or Programs               or Programs

JUL 2 TO JUL 29      8,100        $  27.67          NOT APPLICABLE            NOT APPLICABLE

JUL 30 TO AUG 26   267,400           26.96          NOT APPLICABLE            NOT APPLICABLE

AUG 27 TO SEP 30   234,800           28.72          NOT APPLICABLE            NOT APPLICABLE

TOTAL              510,300        $  27.78

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

                            TOOTSIE ROLL INDUSTRIES, INC.

Date:  Nov. 9, 2006         BY:/S/MELVIN J. GORDON
                               Melvin J. Gordon
                               Chairman of the Board

Date:  Nov. 9, 2006         BY:/S/G. HOWARD EMBER, JR.
                               G. Howard Ember, Jr.
                               Vice President Finance





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

                                    Date:  Nov. 9, 2006


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

                                    Date:  Nov. 9, 2006


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

Industries, Inc. for the quarterly period ended September 30, 2006 (the

Form 10-Q) fully complies with the requirements of secton 13(a) or

15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q fairly presents, in all material respects,

the financial condition and results of operations of Tootsie Roll

Industries, Inc. and its subsidiaries.









Dated: Nov. 9, 2006                  /S/MELVIN J. GORDON
                                     Melvin J. Gordon
                                     Chairman and Chief
                                     Executive Officer



Dated: Nov. 9, 2006                  /S/G. HOWARD EMBER, JR.
                                     G. Howard Ember, Jr.
                                     V.P. Finance and
                                     Chief Financial Officer



















                             -7C-