Form 10-K
period 2006-12-31
TOOTSIE ROLL INDUSTRIES INC
filed 2007-02-28
CIK 98677

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to

Commission file number 1-1361

TOOTSIE ROLL INDUSTRIES, INC.

(Exact name of Registrant as specified in its charter)

Virginia	22-1318955
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7401 South Cicero Avenue, Chicago, Illinois 60629 (Address of principal executive offices) (Zip Code)

Registrant’s Telephone Number: (773) 838-3400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock — Par Value $.69-4/9 Per Share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Class B Common Stock — Par Value $.69-4/9 Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☒                        No  ☐

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

Yes  ☒                        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer   ☒          Accelerated Filer   ☐          Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐                        No  ☒

As of February 16, 2007, there were outstanding 35,368,981 shares of Common Stock par value $.69-4/9 per share, and 18,384,659 shares of Class B Common Stock par value $.69-4/9 per share.

As of June 30, 2006, the aggregate market value of the Common Stock (based upon the closing price of the stock on the New York Stock Exchange on such date) held by non-affiliates was approximately $599,322,000.  Class B Common Stock is not traded on any exchange, is restricted as to transfer or other disposition, but is convertible into Common Stock on a share-for-share basis.  Upon such conversion, the resulting shares of Common Stock are freely transferable and publicly traded.  Assuming all 18,384,659 shares of outstanding Class B Common Stock were converted into Common Stock, the aggregate market value of Common Stock held by non-affiliates on June 30, 2006 (based upon the closing price of the stock on the New York Stock Exchange on such date) would have been approximately $700,303,000.  Determination of stock ownership by non-affiliates was made solely for the purpose of this requirement, and the Registrant is not bound by these determinations for any other purpose.

DOCUMENTS INCORPORATED BY REFERENCE

1.             Portions of the Company’s Annual Report to Shareholders for the year ended December 31, 2006 (the “2006 Report”) are incorporated by reference in Parts I and II of this report and filed as an exhibit to this report.

2.             Portions of the Company’s Definitive Proxy Statement for the Company’s Annual Meeting of Shareholders (the “2007 Proxy Statement”) scheduled to be held on May 7, 2007 are incorporated by reference in Part III of this report.

i

Forward-Looking Information

From time to time, in the Company’s statements and written reports, including this report, the Company discusses its expectations regarding future performance by making certain “forward-looking statements.” These forward-looking statements are based on currently available competitive, financial and economic data and management’s views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and actual results may differ materially from those expressed or implied herein. Consequently, the Company wishes to caution readers not to place undue reliance on any forward-looking statements. In connection with the “safe harbor provisions” of the Private Securities Litigation Reform Act of 1995, the Company notes the following factors which, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein. Among the factors that could impact the Company’s ability to achieve its stated goals are the following: (i) significant competitive activity, including advertising, promotional and price competition, and changes in consumer demand for the Company’s products; (ii) fluctuations in the cost and availability of various raw materials; (iii) inherent risks in the marketplace associated with new product introductions, including uncertainties about trade and consumer acceptance and seasonal events such as Halloween (iv) the effect of acquisitions on the Company’s results of operations and financial condition; (v) the effect of changes in foreign currencies on the Company’s foreign subsidiaries; (vi) the Company’s reliance on third-party vendors for various goods and services; (vii) the Company’s ability to successfully implement new production processes and lines; (viii) the effect of changes in assumptions, including discount rates, sales growth and profit margins, relating to the Company’s impairment testing and analysis of its goodwill and trademarks; (ix) changes in the confectionary market place including actions taken by major retailers and customers; (x) customer and consumer response to marketing programs and price adjustments; (xi) changes in governmental laws and regulations including taxes; and (xii) changes in assumptions and judgments discussed under the heading “Critical Accounting Policies” included in the 2006 Report and incorporated by reference into this report. In addition, the Company’s results may be affected by general factors, such as economic conditions, political developments, currency exchange rates, interest and inflation rates, accounting standards, taxes, and laws and regulations affecting the Company in markets where it competes and those factors described in Item 1A “Risk Factors” and elsewhere in this Annual Report on Form 10-K and in other Company filings with the Securities and Exchange Commission.

PART I

ITEM 1.  Business.

Tootsie Roll Industries, Inc. and its consolidated subsidiaries (the “Company”) have been engaged in the manufacture and sale of confectionery products for over 100 years. This is the only industry segment in which the Company operates and is its only line of business. The majority of the Company’s products are sold under the registered trademarks TOOTSIE ROLL, TOOTSIE ROLL POPS, CHILD’S PLAY, CARAMEL APPLE POPS, CHARMS, BLOW-POP, BLUE RAZZ, ZIP-A-DEE POPS, CELLA’S, MASON DOTS, MASON CROWS, JUNIOR MINT, CHARLESTON CHEW, SUGAR DADDY, SUGAR BABIES, ANDES, FLUFFY STUFF, DUBBLE BUBBLE, RAZZLES, CRY BABY and NIK-L-NIP. In 2004 the

Company acquired the trademarks for DUBBLE BUBBLE, RAZZLES, CRY BABY and NIK-L-NIP along with their corresponding manufacturing assets and a 50% equity interest in a Spanish joint venture that manufactures and sells confectionery products, principally gum, from Concord Confections, Inc. and its affiliates for an adjusted aggregate purchase price, including direct transactions fees and expenses, of $212,474,000. See Note 12 of the Notes to Consolidated Financial Statements on Page 21 of the 2006 Report.

The Company’s products are marketed in a variety of packages designed to be suitable for display and sale in different types of retail outlets. They are distributed through approximately 100 candy and grocery brokers and by the Company itself to approximately 15,000 customers throughout the United States. These customers include wholesale distributors of candy and groceries, supermarkets, variety stores, dollar stores, chain grocers, drug chains, discount chains, cooperative grocery associations, warehouse and membership club stores, vending machine operators, the U. S. military and fund-raising charitable organizations.

The Company’s principal markets are in the United States, Canada and Mexico. The Company’s Mexican plant supplies a very small percentage of the products marketed in the United States and Canada. The majority of production from the Company’s Canadian plants is sold in the United States.

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

The Company did not have a material backlog of firm orders at the end of the calendar years 2006 or 2005.

Packaging materials and ingredients used by the Company are readily obtainable from a number of suppliers at competitive prices. Prices for refined corn products including corn syrup and dextrose were higher as significant amounts of corn and corn refining capacity have been redirected to ethanol production. The domestic price of both raw and refined sugar, and the price of vegetable oil were higher in 2006 than in 2005 due to supply and demand. Packaging material costs, including films, cartons, and waxed paper, were higher in 2006, in part due to higher oil prices and tighter supplies of certain papers. Certain packaging, ingredients and supplies purchased locally for our Canadian plant were higher in 2006 due to the relative strength of the Canadian dollar. The Company continues to seek competitive bids to leverage the high volume of annual purchases it makes of these items and to lower per unit costs. The Company has engaged in hedging transactions, primarily in sugar, corn syrup and soybean oil and may do so in the future if and when advisable. From time to time, the Company changes the size of certain of its products, which are usually sold at standard prices, to reflect significant changes in raw material costs.

The Company does not hold any material patents, licenses, franchises or concessions. The Company’s major trademarks are registered in the United States and in many other countries. Continued trademark protection is of material importance to the Company’s business as a whole.

Although the Company does develop new products, including product line extensions for existing brands, the Company does not expend material amounts of money on research or development activities.

The Company’s compliance with Federal, State and local regulations which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect on the capital expenditures, earnings or competitive position of the Company nor does the Company anticipate any such material effects from presently enacted or adopted regulations.

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

Revenues from Wal-Mart Stores, Inc. aggregated approximately 23.7%, 24.0% and 20.8% of total net sales during the years ended December 31, 2006, 2005 and 2004, respectively. Although no other customer other than Wal-Mart Stores, Inc. accounted for more than 10% of net sales, the loss of one or more significant customers could have a material adverse effect on the Company’s business.  In early 2006, one customer of the business acquired from Concord Confections terminated a contract manufacturing arrangement which accounted for approximately 2% of net sales in 2005.

For a summary of sales and long-lived assets of the Company by geographic area and additional information regarding the foreign subsidiaries of the Company, see Note 9 of the Notes to Consolidated Financial Statements on Page 20 of the 2006 Report and on Page 4 of the 2006 Report under the section entitled “International.” Note 9 and the aforesaid section are incorporated herein by reference. Portions of the 2006 Report are filed as an exhibit to this report.

Information regarding the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, will be made available, free of charge, upon written request to Tootsie Roll Industries, Inc., 7401 South Cicero Avenue, Chicago, Illinois 60629, Attention: Barry Bowen, Treasurer and Assistant Secretary. The Company does not make such reports available on its website at www.tootsie.com because it believes that they are readily available from the Securities Exchange Commission at www.sec.gov, and because the Company provides them free of charge upon request. Interested parties, including shareholders, may communicate to the Board of Directors or any individual director in writing, by regular mail, addressed to the Board of Directors or an individual director, in care of Tootsie Roll Industries, Inc., 7401 South Cicero Avenue, Chicago, Illinois 60629, Attention: Ellen R. Gordon, President. If you wish to communicate directly with the Company’s non-employee directors, please note that on the cover of the communication.

ITEM 1A.              Risk Factors

Significant factors that could impact the Company’s financial condition or results of operations include, without limitation, the following:

•                            Changes in the price and availability of raw materials - The packaging materials and several of the principal ingredients used by the Company are subject to price volatility. Although the Company engages in commodity hedging transactions and seeks to leverage the high volume of its annual purchases, the Company may experience price increases in these raw materials that it may not be able to offset, which could have an adverse impact on the Company’s results of operations and financial condition. In addition, although the Company has historically been able to procure sufficient supplies of raw materials, market conditions could change such that adequate supplies might not be available.

•                            Changes in product performance and competition - The Company competes with other well-established manufacturers of confectionery products. A failure of new or existing products to be favorably received, a failure to retain preferred shelf space at retail or a failure to sufficiently counter aggressive competitive actions could have an adverse impact on the Company’s results of operations and financial condition.

•                            Discounting and other competitive actions - Discounting and other competitive actions may make it more difficult for the Company to maintain its operating margins.

•                            Dependence on customers - The Company’s largest customer, Wal-Mart Stores, Inc., accounted for approximately 23.7% of total net sales in 2006. The loss of Wal-Mart or one or more other large customers, or a material decrease in purchases by one or more large customers, could result in decreased sales and adversely impact the Company’s results of operations and financial condition.

•                            Changes in consumer preferences and tastes -  Failure to adequately anticipate and react to changing demographics, consumer trends, consumer health concerns and product preferences could have an adverse impact on the Company’s results of operations and financial condition.

•                            Governmental laws and regulations - Governmental laws and regulations, including food and drug laws, laws related to advertising and marketing practices, accounting standards, taxation requirements, competition laws, employment laws and environmental laws, both in and outside the U.S., could adversely impact the Company’s results of operations and ability to compete in domestic or foreign marketplaces.

•                            Labor stoppages - To the extent the Company experiences any material labor stoppages, such disputes or strikes could negatively affect shipments from suppliers or shipments of finished product.

•                            An increase in the cost of energy could affect our profitability - Recently, we have experienced significant increases in energy costs, and energy costs could continue to rise, which would result in higher distribution, freight and other operating costs. Our future operating expenses and margins will be dependent on our ability to manage the impact of cost increases. We cannot guarantee that we will be able to pass along increased energy costs to our customers through increased prices.

•                            Production interruptions - The majority of the Company’s products are manufactured in a single production facility on specialized equipment. In the event of a disaster at a specific plant location it would be difficult to transfer production to other facilities in a timely manner, which could result in loss of market share for the affected products.

•                            International operations - While the countries in which the Company operates tend to be politically, socially and economically stable, to the extent there is political or social unrest, civil war, terrorism or significant economic instability, the results of the Company’s business in such countries could be adversely impacted. Currency exchange rate fluctuations between the U.S. dollar and foreign currencies could have an adverse impact on the Company’s results of operations and financial condition.

The factors identified above are believed to be significant factors, but not necessarily all of the significant factors, that could impact our business.  Unpredictable or unknown factors could also have material effects on the Company.

Additional significant factors that may affect the Company’s operations, performance and business results include the risks and uncertainties listed from time to time in filings with the Securities and Exchange Commission and the risk factors or uncertainties listed herein or listed in any document incorporated by reference herein.

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

The Company’s other principal manufacturing facilities, all of which are owned, are:

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

ITEM 3.                  Legal Proceedings.

There are no material pending legal proceedings known to the Company to which the Company or any of its subsidiaries is a party or of which any of their property is the subject, and no penalties have been imposed by the Internal Revenue Service on the Company.

ITEM 4.                  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company’s shareholders through the solicitation of proxies or otherwise during the fourth quarter of 2006.

ADDITIONAL ITEM.         Executive Officers of the Registrant.

See the information on Executive Officers set forth in the table in Part III, Item 10, Page 10 of this report, which is incorporated herein by reference.

PART II

ITEM 5.                  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s Common Stock is traded on the New York Stock Exchange.  The Company’s Class B Common Stock is subject to restrictions on transferability and no market exists for such shares of Class B Common Stock.  The Class B Common Stock is convertible at the option of the holder into shares of Common Stock on a share-for-share basis.  As of February 16, 2007, there were approximately 4,100 and 1,500 registered holders of record of Common and Class B Common Stock, respectively.  In addition, the Company estimates that as of February 16, 2007 there were 18,000 and 5,000 beneficial holders of Common and Class B Common Stock, respectively.  For information on the market price of, and dividends paid with respect to, the Company’s Common Stock, see the section entitled “2006-2005 Quarterly Summary of Tootsie Roll Industries, Inc. Stock Price and Dividends Per Share” which appears on Page 24 of the 2006 Report.  This section is incorporated herein by reference and filed as an exhibit to this report.

The following table sets forth information about the shares of Common Stock the Company repurchased on the open market during the quarter ended December 31, 2006:

			Total Number of	Maximum Number (or
	Total	Average	Shares Purchased	Approximate Dollar Value)
	Number	Price	as Part of Publicly	of Shares that May Yet
	of Shares	Paid per	Announced Plans	be Purchased Under the
Period	Purchased	Share	or Programs	Plans or Programs

Oct 1 to Oct 31	20,500	$29.12	Not Applicable	Not Applicable
Nov 1 to Nov 30	—	—	Not Applicable	Not Applicable
Dec 1 to Dec 31	—	—	Not Applicable	Not Applicable
Total	20,500	$29.12

While the Company does not have a formal or publicly announced stock repurchase program, the Company’s Board of Directors periodically authorizes a dollar amount for share repurchases.  The treasurer executes share repurchase transactions according to these guidelines.

ITEM 6.                  Selected Financial Data.

See the section entitled “Five Year Summary of Earnings and Financial Highlights” which appears on Page 25 of the 2006 Report.  This section is incorporated herein by reference and filed as an exhibit to this report.

ITEM 7.                                                     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on Pages 5-12 of the 2006 Report.  This section is incorporated herein by reference and filed as an exhibit to this report.

ITEM 7A.           Quantitative and Qualitative Disclosures About Market Risk.

See the section entitled “Market Risks” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 8-9 of the 2006 Report.  This section is incorporated herein by reference and filed as an exhibit to this report.

See also Note 1 of the Notes of Consolidated Financial Statements commencing on Page 17 of the 2006 Report, which is incorporated herein by reference.

ITEM 8.                  Financial Statements and Supplementary Data.

The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 28, 2007, appearing on Pages 13-21 and 22 of the 2006 Report and the Quarterly Financial Data on Page 24 of the 2006 Report are incorporated by reference in this report.  With the exception of the aforementioned information and the information incorporated in Items 1, 5, 6, 7, 7A, and 9A, the 2006 Report is not to be deemed filed as part of this report.

ITEM 9.                                                     Changes in and Disagreements with Auditors on Accounting and Financial Disclosure.

None.

ITEM 9A.              Controls And Procedures.

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) ) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is (i)  recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

(a)  See Page 12 of the 2006 Report for Management’s Report on Internal Control over Financial Reporting, which is incorporated herein by reference.

(b)  See Page 22 of the 2006 Report for the attestation report of the Company’s independent registered public accounting firm, which is incorporated herein by reference.

(c)  There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.               Other Information.

None

PART III

ITEM 10.                Directors, Executive Officers and Corporate Governance.

See the information with respect to the Directors of the Company which is set forth in the section entitled “Election of Directors” of the 2007 Proxy Statement, which  section of the 2007 Proxy Statement is incorporated herein by reference.  See the information in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s 2007 Proxy Statement, which section is incorporated herein by reference.

The following table sets forth the information with respect to the executive officers of the Company:

Name	Position (1)	Age

Melvin J. Gordon*	Chairman of the Board and Chief Executive Officer (2)	87

Ellen R. Gordon*	President and Chief Operating Officer (2)	75

G. Howard Ember Jr.	Vice President/Finance	54

John W. Newlin Jr.	Vice President/Manufacturing	69

Thomas E. Corr	Vice President/Marketing and Sales	58

John P. Majors	Vice President/Distribution	45

Barry P. Bowen	Treasurer	51

*A member of the Board of Directors of the Company

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

(2)                                  Melvin J. Gordon and Ellen R. Gordon are husband and wife.

Code of Ethics

The Company has a Code of Business Conduct and Ethics, which applies to all of the Company’s directors and employees, and which meets the Securities Exchange Commission criteria for a “code of ethics.”  The Code of Ethics is available on the Company’s website, located at www.tootsie.com, and the information in such Code of Conduct is available in print to any shareholder who requests a copy.

ITEM 11.                Executive Compensation.

See the information set forth in the sections entitled “Executive Compensation”  and “Director Compensation” of the Company’s 2007 Proxy Statement, which are incorporated herein by reference.

ITEM 12.                Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

For information with respect to the beneficial ownership of the Company’s Common Stock and Class B Common Stock by the beneficial owners of more than 5% of said shares and by the management of the Company, see the sections entitled “Ownership of Common Stock and Class B Common Stock by Certain Beneficial Owners” and “Ownership of Common Stock and Class B Common Stock by Management” of the 2007 Proxy Statement.  These sections of the 2007 Proxy Statement are incorporated herein by reference.  The Company does not have any compensation plans under which equity securities of the Company are authorized for issuance.

ITEM 13.                Certain Relationships and Related Transactions, and Director Independence.

See the section entitled “Related Person Transactions” of the 2007 Proxy Statement, which is incorporated herein by reference.

Our board of directors has determined that our non-management directors, Messrs. Seibert and Bergeman and Ms. Lewis-Brent, are independent under the New York Stock Exchange listing standards because they have no direct or indirect relationship with the Company other than through their service on the Board of Directors

ITEM 14.                Principal Accountant Fees and Services.

See the section entitled “Independent Auditor Fees and Services” of the 2007 Proxy Statement, which is incorporated herein by reference.

ITEM 15.                Exhibits and Financial Statement Schedule.

(a)           Financial Statements.

The following financial statements and schedule are filed as part of this report:

(1)                                  Financial Statements (filed herewith as part of Exhibit 13):

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Earnings, Comprehensive Earnings and Retained Earnings for the three years ended December 31, 2006

Consolidated Statements of Cash Flows for the three years ended December 31, 2006

Consolidated Statements of Financial Position at December 31, 2006 and 2005

Notes to Consolidated Financial Statements

(2)                                  Financial Statement Schedule:

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

For the three years ended December 31, 2006 — Valuation and Qualifying Accounts

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

TOOTSIE ROLL INDUSTRIES, INC.

By:	Melvin J. Gordon
Melvin J. Gordon, Chairman
of the Board of Directors
and Chief Executive Officer

Date:	February 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Melvin J. Gordon Melvin J. Gordon	Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)	February 28, 2007

Ellen R. Gordon Ellen R. Gordon	Director, President and Chief Operating Officer	February 28, 2007

Barre A. Seibert Barre A. Seibert	Director	February 28, 2007

Lana Jane Lewis-Brent Lana Jane Lewis-Brent	Director	February 28, 2007

Richard P. Bergeman Richard P. Bergeman	Director	February 28, 2007

G. Howard Ember, Jr. G. Howard Ember, Jr.	Vice President, Finance (principal financial officer and principal accounting officer)	February 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of

Tootsie Roll Industries, Inc.:

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated February 28, 2007 appearing in the 2006 Annual Report to Shareholders of Tootsie Roll Industries, Inc. (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Chicago, Illinois

February 28, 2007

TOOTSIE ROLL INDUSTRIES, INC.
AND SUBSIDIARY COMPANIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS (in thousands)

DECEMBER 31, 2006, 2005 AND 2004

Description	Balance at beginning of year	Additions charged to costs and expenses	Deductions(1)	Balance at End of Year
2006:
Reserve for bad debts	$1,703	$288	$250	$1,741
Reserve for cash discounts	552	7,645	7,616	581
	$2,255	$7,933	$7,866	$2,322

2005:
Reserve for bad debts	$1,954	$122	$373	$1,703
Reserve for cash discounts	486	7,400	7,334	552
	$2,440	$7,522	$7,707	$2,255

2004:
Reserve for bad debts	$1,628	$489	$163	$1,954
Reserve for cash discounts	342	7,512	7,368	486
	$1,970	$8,001	$7,531	$2,440

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

3.1                                                          Restated Articles of Incorporation.  Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997; Commission File No. 1-1361.

3.2                                                          Amendment to Restated Articles of Incorporation.  Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999; Commission File No. 1-1361.

3.3                                                          Amended and Restated By-Laws .  Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996; Commission File No. 1-1361.

4.1                                                          Specimen Class B Common Stock Certificate.  Incorporated by reference to Exhibit 1.1 of the Company’s Registration Statement on Form 8-A dated February 29, 1988. Commission File No. 1-1361.

10.8.1*                                    Excess Benefit Plan.  Incorporated by reference to Exhibit 10.8.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1990; Commission File No. 1-1361.

10.8.2*                                    Amended and Restated Career Achievement Plan of the Company.  Incorporated by reference to Exhibit 10.8.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998; Commission File No. 1-1361.

10.8.3*                                    Amendment to the Amended and Restated Career Achievement Plan of the Company.  Incorporated by reference to Exhibit 10.8.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999; Commission File No. 1-1361.

10.12*                                       Restatement of Split Dollar Agreement (Special Trust) between the Company and the trustee of the Gordon Family 1993 Special Trust dated January 31, 1997.  Incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996; Commission File No. 1-1361.

10.21*                                       Executive Split Dollar Insurance and Collateral Assignment Agreement between the Company and G. Howard Ember Jr. dated July 30, 1994.  Incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994; Commission File No. 1-1361.

10.22*                                       Executive Split Dollar Insurance and Collateral Assignment Agreement between the Company and John W. Newlin dated July 30, 1994.  Incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994; Commission File No. 1-1361.

10.23*                                       Executive Split Dollar Insurance and Collateral Assignment Agreement between the Company and Thomas E. Corr dated July 30, 1994.  Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994; Commission File No. 1-1361.

10.25*                                       Form of Change In Control Agreement dated August, 1997 between the Company and certain executive officers.  Incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997; Commission File No. 1-1361.

10.26*                                       Executive Split Dollar Insurance and Collateral Assignment Agreement between the Company and Barry Bowen dated April 1, 1997.  Incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997; Commission File No. 1-1361.

10.27*                                       Amendment to Split Dollar Agreement (Special Trust) dated April 2, 1998 between the Company and the trustee of the Gordon Family 1993 Special Trust, together with related Collateral Assignments.  Incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998; Commission File No. 1-1361.

10.28*                                       Executive Officer Compensation

10.29*                                       Director Compensation

13                                                             The following items incorporated by reference herein from the Company’s 2006 Annual Report to Shareholders for the year ended December 31, 2006 (the “2006 Report”), are filed as Exhibits to this report:

(i)                                              Information under the section entitled “International” set forth on Page 4 of the 2006 Report;

(ii)                                           Information under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth on Pages 5-12 of the 2006 Report;

(iii)                                        Consolidated Statement of Earnings, Comprehensive Earnings and Retained Earnings for the three years ended December 31, 2006 set forth on Page 15 of the 2006 Report;

(iv)                                       Consolidated Statement of Financial Position at December 31, 2006 and 2005 set forth on Pages 13-14 of the 2006 Report;

(v)                                          Consolidated Statement of Cash Flows for the three years ended December 31, 2006 set forth on Page 16 of the 2006 Report;

(vi)                                       Notes to Consolidated Financial Statements set forth on Pages 17-21 of the 2006 Report;

(vii)                                    Management’s Report on Internal Control over Financial Reporting set forth on Page 12 of the 2006 Report,

(viii)                                 Report of Independent Registered Public Accounting Firm set forth on Page 22 of the 2006 Report;

(ix)                                         Quarterly Financial Data set forth on Page 24 of the 2006 Report;

(x)                                            Information under the section entitled “2006-2005 Quarterly Summary of Tootsie Roll Industries, Inc. Stock Price and Dividends per Share” set forth on Page 24 of the 2006 Report; and

(xi)                                         Information under the section entitled “Five Year Summary of Earnings and Financial Highlights” set forth on Page 25 of the 2006 Report.

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

______________________________________

*Management compensation plan or arrangement.