Form 10-Q
period 2007-03-31
TOOTSIE ROLL INDUSTRIES INC
filed 2007-05-10
CIK 98677

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                        FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended MARCH 31, 2007

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

                  Yes            No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (March
31, 2007)

Class                                             Outstanding

Common Stock, $.69 4/9 par value                  36,426,607
Class B Common Stock, $.69 4/9 par value          18,933,936



         TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES



                        MARCH 31, 2007



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

  Certifications                                                   7A-C




                               PART 1. FINANCIAL INFORMATION
                               ITEM 1. FINANCIAL STATEMENTS
                       TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                               (in thousands of dollars)       (UNAUDITED)



ASSETS                                                March 31,       April 01,         Dec. 31,
 CURRENT ASSETS                                          2007            2006            2006
  Cash & cash equivalents                           $    58,189     $     49,007      $    55,729
  Restricted cash                                             -           10,165                -
  Investments                                            22,807           47,596           23,531
  Trade accounts receivable,
   Less allowances of
   $2,055, $2,479 & $2,322                               30,698           33,941           35,075
  Other receivables                                       3,592            1,853            3,932
  Inventories, at cost
   Finished goods & work in process                      52,269           45,315           42,146
   Raw material & supplies                               23,221           20,897           21,811
  Prepaid expenses                                        5,407            4,047            6,489
  Deferred income taxes                                   6,713            6,666            2,204

   Total current assets                                 202,896          219,487          190,917

 PROPERTY, PLANT & EQUIPMENT, at cost
  Land                                                   19,402           17,089           19,402
  Buildings                                              87,273           73,709           87,273
  Machinery & equipment                                 260,344          252,429          259,049
                                                        367,019          343,227          365,724
 Less-accumulated depreciation                          166,162          152,846          162,826
 Net property, plant and equipment                      200,857          190,381          202,898

 OTHER ASSETS

  Goodwill                                               73,237           74,194           74,194
  Trademarks                                            189,024          189,024          189,024
  Investments                                            54,043           44,539           51,581
  Split dollar life insurance                            73,357           71,104           73,357
  Investment in joint venture                             9,197           10,848            9,668
                                                        398,858          389,709          397,824

   Total assets                                        $802,611         $799,577         $791,639














                                                    -2-

(The accompanying notes are an integral part of these statements.)


                  (in thousands except per share data)      (UNAUDITED)


LIABILITIES AND SHAREHOLDERS' EQUITY                  March 31,        April 1,         Dec. 31,
 CURRENT LIABILITIES                                     2007            2006            2006____
  Bank loan                                            $     -          $ 16,000         $      -
  Accounts payable                                       15,114           20,956           13,102
  Dividends payable                                         165              131            4,300
  Accrued liabilities                                    37,875           40,783           43,802
  Income taxes payable                                        -           15,835            1,007
    Total current liabilities                            53,154           93,705           62,211

 NON-CURRENT LIABILITIES

  Deferred income taxes                                  40,410           36,249           40,864
  Postretirement health care and life
    insurance benefits                                   12,918           10,931           12,582
  Industrial development bonds                            7,500            7,500            7,500
  Liability for uncertain tax positions                  14,444                -                -
  Deferred compensation and other liabilities            38,240           32,715           37,801
    Total non-current liabilites                        113,512           87,395           98,747
    Total liabilities                                   166,666          181,100          160,958

SHAREHOLDERS' EQUITY

 Common Stock, $.69-4/9 par value-
  120,000 shares authorized; 36,427, 36,097 & 35,364
  respectively, issued                                   25,296           25,067           24,558
 Class B common stock, $.69-4/9 par value-
  40,000 shares authorized; 18,934, 18,523 & 18,390,
  respectively, issued                                   13,149           12,863           12,771
 Capital in excess of par value                         484,052          462,464          438,648
 Retained earnings                                      128,064          128,666          169,233
 Accumulated other comprehensive loss                   (12,624)          (8,591)         (12,537)
 Treasury stock (at cost)-
  63, 62 & 62 shares, respectively                       (1,992)          (1,992)          (1,992)
   Total shareholders' equity                           635,945          618,477         $630,681
   Total liabilities and
     shareholders' equity                              $802,611         $799,577         $791,639













                                                       -2A-

(The accompanying notes are an integral part of these statements.)


                     TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF
                 EARNINGS, COMPREHENSIVE EARNINGS AND RETAINED EARNINGS
                        (in thousands except per share amounts)          (UNAUDITED)
                                                                     FIRST QUARTER ENDED
                                                             March 31, 2007   &   April 01,2006
Net sales                                                       $ 92,914              $103,822
Cost of goods sold                                                59,544                64,422

Gross margin                                                      33,370                39,400

Selling, marketing and administrative expenses                    20,719                23,049

  Earnings from operations                                        12,651                16,351
Other income, net                                                  1,982                 1,847

  Earnings before income taxes                                    14,633                18,198
Provision for income taxes                                         4,822                 5,836
Net earnings                                                       9,811                12,362

Other comprehensive income, before tax:

Foreign currency translation adjustments                            (290)                 (324)

Unrealized gain on securities                                         35                   160

Unrealized income (loss) on derivatives                              287                  (669)

Other comprehensive income (loss), before tax                         32                  (833)

Income tax benefit (expense) related to items of other
  comprehensive income                                              (119)                  189

Other comprehensive loss, net of tax                                 (87)                 (644)

Comprehensive earnings                                          $  9,724              $ 11,718

Retained earnings at beginning of period                        $169,233              $164,236
  Net earnings                                                     9,811                12,362
  Cash dividends                                                  (4,295)               (4,238)
  Stock dividends - 3%                                           (46,685)              (43,694)

Retained earnings at end of period                              $128,064              $128,666

   Net earnings per share                                           $.18                  $.22
   Dividends per share *                                            $.08                  $.08

Average number of shares outstanding                              55,297                56,302


*Does not include 3% stock dividend to shareholders of record on 3/09/07 and 3/10/06.










                                                              -3-

(The accompanying notes are an integral part of the statements.)


                         TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (in thousands of dollars)       (UNAUDITED)
                                                         FIRST QUARTER ENDED
                                                 March 31, 2007   &  April  1, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                          $  9,811            $ 12,362
Adjustments to reconcile net earnings to
 net cash provided by operating activities:
  Depreciation and amortization                          3,867               3,666
  Amortization of marketable securities	                   183                 299
  Purchase of trading securities                          (307)             (1,449)
  Changes in operating assets and liabilities:
   Accounts receivable                                   4,309              (3,185)
   Other receivables                                       522                 494
   Inventories                                         (11,641)            (11,254)
   Prepaid expenses and other assets                     3,326                  93
   Accounts payable and accrued liabilities             (3,876)             (2,436)
   Income taxes payable and deferred                     7,551               4,167
   Postretirement health care and life
    insurance benefits                                     336                 148
   Deferred compensation and other liabilities             (47)                369
   Other                                                    83                  13

Net cash provided by operating activities               14,117               3,287

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                  (1,934)            (15,424)
  Decrease in restricted cash                                -              12,165
  Purchase of available for sale securities             (9,418)                  -
  Sale and maturity of available for
   sale securities                                       8,291               8,970

Net cash provided by (used in) investing activities     (3,061)              5,711

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net repayments on borrowings                               -             (14,219)
  Dividends paid in cash                                (8,596)             (8,502)
  Shares repurchased and retired                             -              (6,276)

Net cash used in financing activities                   (8,596)            (28,997)

Increase (decrease) in cash and cash equivalents         2,460             (19,999)
Cash and cash equivalents-beginning of year             55,729              69,006

Cash and cash equivalents end of quarter              $ 58,189            $ 49,007

Supplemental cash flow information:
  Income taxes paid (refunded)                        $ (4,870)           $    435
  Interest paid                                       $    221            $    448
  Stock dividend issued                               $ 46,520            $ 43,563


(The accompanying notes are an integral part of the statements.)

          TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 2007
       (in thousands except per share amounts) (UNAUDITED)


Note 1 - Foregoing data has been prepared from the unaudited financial records of Tootsie Roll Industries, Inc. and Subsidiaries (the Company) and in the opinion of management all adjustments necessary for a fair statement of the results for the interim period have been reflected. All adjustments were of a normal and recurring nature. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's 2006 Annual Report on Form 10-K.


Note 2 - Average shares outstanding for the period ended March 31, 2007 reflects a 3% stock dividend distributed on April 12, 2007. Average shares outstanding for the period ended April 1, 2006 reflects stock repurchases of 222 shares for $6,276 and a 3% stock dividend distributed on April 13, 2006.


Note 3 - Results of operations for the period ended March 31, 2007 are not necessarily indicative of results to be expected for the year to end December 31, 2007 because of the seasonal nature of the Company's operations. Historically, the third quarter has been the Company's largest sales quarter due to Halloween sales.


Note 4 - The bank loan at April 1, 2006, consisted of demand notes collateralized by certain investments in marketable securities. The outstanding balance was fully repaid during the second quarter 2006.


Note 5 - The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company remains subject to examination by U.S. federal and state and foreign tax authorities for the years 2003 through 2006. With few exceptions, the Company is no longer subject to examinations by tax authorities for year 2002 and prior.

         The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN
         48) effective January 1, 2007. This adoption had no significant impact on the Company as the recognition of $12,262 of unrecognized tax benefits was consistent with those recorded in current income taxes payable at December 31, 2006. This includes $5,102 of unrecognized tax benefits the Company recorded with a corresponding increase in the amount of deferred income tax assets. As such, there was no impact on retained earnings. Included in the balance at January 1, 2007, are $7,160 of unrecognized tax benefits that, if recognized, would favorably affect the annual effective income tax rate.

         The Company recognizes accrued interest and penalties associated with uncertain tax positions as part of its tax provision. As of January 1, 2007, the Company had $2,182 of accrued interest.

         During first quarter 2007, the Company recorded approximately $450 of additional income tax expense, including $280 of additional accrued interest and penalties net of tax, relating to uncertain tax positions. The Company is not currently subject to a US federal income tax examination, however, the Company is currently subject to various state and foreign provincial tax examinations. Although the Company is unable to determine the ultimate outcome of these examinations, the Company believes that its liability for uncertain tax positions relating to these tax jurisdictions for such years is adequate.

         It is expected that the amount of uncertain tax positions will change in the next 12 months, however management does not expect the change to have a significant impact on the Company's financial position and results of operations.


Note 6 - New Accounting Pronouncements

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

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment to FASB Statement No. 115," (SFAS No.
         159), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 and has not yet made any determination as to the effects, if any, that it may have on the Company's financial position and results of operations.


                               -5A-


               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               (dollars in thousands except per share amounts)


The following is management's discussion of the Company's operating results and analysis of factors that have affected the accompanying Condensed Statement of Earnings.


NET SALES:                                Net change in
                                       First Quarter, 2007
              First Quarter                    vs.
           2007          2006          First Quarter, 2006
         $92,914       $103,822               (10.5%)


First quarter 2007 net sales were $92,914 compared to $103,822 in first quarter 2006, a decrease of $10,908 or 10.5%. First quarter 2007 sales reflect the timing of shipments and inventory adjustments of certain national account customers, the conclusion during the prior year first quarter 2006 of a contract to manufacture product under a private label for a third party, a non-recurring sale of certain inventory to a new foreign distributor in the prior year first quarter 2006, some acceleration of customer purchases in the prior year first quarter 2006 in advance of announced price increases, and a generally softer sales and business environment in first quarter 2007 compared to 2006.

First quarter 2007 net sales were $92,914 compared to $110,821 in fourth quarter 2006. Other than the factors affecting first quarter 2007 net sales discussed above, this decrease in net sales is not considered unusual, as the first quarter of the year is historically the Company's lowest sales quarter.


COST OF SALES:
                                                   Cost of Sales as a
              First Quarter                     Percentage of Net Sales
          2007           2006                1st Qtr. 2007    1st Qtr. 2006
        $59,544        $64,422                    64.1%           62.1%


Cost of sales as a percentage of net sales increased from 62.1% in first quarter 2006 to 64.1% in first quarter 2007. The increase in cost of sales as a percentage of net sales is primarily the result of higher input costs relating to major ingredients, principally sugar and corn syrup, and packaging materials. Higher costs of labor and related fringe benefits, principally health insurance, also added to higher costs.

SELLING, MARKETING AND ADMINISTRATIVE EXPENSES:

             First Quarter                     Percentage of Net Sales
         2007             2006               1st Qtr. 2007    1st Qtr. 2006
       $20,719          $23,049                   22.3%            22.2%


Selling, marketing and administrative expenses decreased from $23,049 in first quarter 2006 to $20,719 in first quarter 2007, a decrease of $2,330 or 10.1%. This decrease primarily reflects the decline in net sales. As a percentage of net sales, such operating expenses increased slightly from 22.2% in 2006 to 22.3% in 2007. However, the Company was adversely affected by higher freight and delivery expenses during first quarter 2007 compared to the corresponding period in the prior year.

First quarter earnings from operations were $12,651 and $16,351 in 2007 and 2006, respectively, a decrease of $3,700 or 22.6%. Results for first quarter 2007 were adversely affected by lower sales and higher input costs relating to major ingredients, packaging materials, and freight and delivery. Although the Company took actions and implemented programs, including price increases, in 2006 and 2007 to restore margins that declined as a result of higher input costs, the Company was not able to fully recover ongoing input cost increases in first quarter 2007.


NET EARNINGS:
                                              First Quarter, 2007
              First Quarter                            vs.
         2007             2006                First Quarter, 2006
       $ 9,811          $12,362                    (20.6%)


First quarter 2007 net earnings were $9,811 compared to first quarter 2006 net earnings of $12,362. First quarter 2007 earnings per share were $0.18 compared to $0.22 in first quarter 2006.

Other income, net was $1,982 in first quarter 2007 compared to $1,847 in first quarter 2006. Other income, net in 2007 includes $211 of decreased interest expense reflecting the repayment in full of bank debt during second quarter 2006.

The consolidated effective income tax rate increased from 32.7% in first quarter 2006 to 33.2% in first quarter 2007. The aforementioned increase reflects the effects of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) adopted on January 1, 2007, as well as higher effective rates for foreign taxes. For further information see discussion of FIN 48 under the section New Accounting Pronouncements below.

In addition to the factors discussed above, earnings per share benefited from fewer shares outstanding as a result of the Company's share repurchases during 2006.


                                  -6A-


LIQUIDITY AND CAPITAL RESOURCES:

The Company's current ratio (current assets divided by current liabilities) was
3.9 to 1 as of the end of first quarter 2007 as compared to 2.3 to 1 as of the end of first quarter 2006 and 3.1 to 1 as of the end of fourth quarter 2006.
Net working capital was $149,742 as of the end of first quarter 2007 as compared to $128,706 and $125,782 as of the end of fourth quarter 2006 and first quarter 2006, respectively. The aforementioned net working capital amounts are principally reflected in aggregate cash and cash equivalents and short-term investments which totaled $80,996 as of the end of first quarter 2007 compared to $79,260 and $96,603, as of the end of fourth quarter 2006 and first quarter 2006, respectively. In addition, long term investments, principally debt securities comprising municipal bonds, were $54,043 as of the end of first quarter 2007 as compared to $51,581 and $44,539 as of the end of fourth quarter 2006 and first quarter 2006, respectively. Investments in municipal bonds and other debt securities that matured during first quarters 2007 and 2006 were generally used to pay down bank loans or were replaced with debt securities of similar maturities.

Net cash provided by operating activities was $14,117 for first quarter 2007, as compared to $3,287 for first quarter 2006. The aforementioned change in net cash provided by operating activities principally reflects the timing of payments and cash flows relating to accounts receivable, accounts payable and accrued liabilities, and income taxes payable and deferred. Capital expenditures for first quarter 2007 and 2006 were $1,934 and $15,424, respectively. First quarter 2006 capital expenditures reflect $12,397 of investments in rental income-producing real estate which was funded primarily from the Company's restricted cash. This restricted cash related to the sale of surplus real estate in 2005, and was reinvested in such rental properties in first and second quarter 2006 resulting in the deferral of $7,972 of income taxes as allowed under section 1031 of the U.S. Internal Revenue Code. Capital expenditures for the 2007 year are anticipated to be generally in line with historical annualized spending, and are to be funded from the Company's cash flow from operations and internal sources.

The Company fully repaid its short-term bank loans in second quarter 2006. The balance of these loans as of the end of first quarter 2006 was $16,000. These bank loans were retired in second quarter 2006 with a combination of cash flows provided by operating activities and investment maturities.

Cash dividends declared in first quarter 2007 and 2006 were $4,295 and $4,238, respectively. However, dividends paid in cash were $8,596 and $8,502, in first quarter 2007 and 2006, respectively. The difference between dividends declared and dividends paid is due to payment in the first quarter of a dividend declared in the fourth quarter of the respective preceding year.

The Company had no repurchases and retirements of its outstanding common stock during first quarter 2007 compared to $6,276 during first quarter 2006.

                              -6B-



NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement 109" (FIN 48). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken on by the Company on its tax returns. Although the adoption of FIN 48 on January 1, 2007 had no impact on the Company's retained earnings, it did result in the recognition of $12,262 of unrecognized tax benefits which was consistent with those recorded in current
income taxes payable at December 31, 2006.   This includes $5,102 of
unrecognized tax benefits the company recorded with a corresponding increase in the amount of deferred income tax assets. As of January 1, 2007, the Company's liability for uncertain tax positions included $2,182 of accrued interest relating to its uncertain tax positions.

During first quarter 2007, the Company recorded approximately $450 of additional income tax expense, including $280 of additional accrued interest and penalties net of tax, relating to uncertain tax positions. The Company is not currently subject to a US federal income tax examination, however, the Company is currently subject to various state and foreign provincial tax examinations. Although the Company is unable to determine the ultimate outcome of these examinations, the Company believes that its liability for uncertain tax positions relating to these tax jurisdictions for such years is adequate.


In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements"
(SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a frame-work for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 and has not yet made any determination as to the effects, if any, that it may have on the Company's financial position and results of operations.


In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment to FSAB Statement No. 115," (SFAS No. 159), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 and has not yet made any determination as to the effects, if any, that it may have on the Company's financial position and results of operations.





                              -6C-


FORWARD-LOOKING STATEMENTS

From time to time, in the Company's statements and written reports, including this report, the Company discusses its expectations regarding future performance by making certain "forward-looking statements." These forward-looking statements are based on currently available competitive, financial and economic data and management's views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and actual results may differ materially from those expressed or implied herein. Consequently, the Company wishes to caution readers not to place undue reliance on any forward-looking statements. In connection with the "safe harbor provisions" of the Private Securities Litigation Reform Act of 1995, the Company notes following factors which, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein. Among the factors that could impact the Company's ability to achieve its stated goals are the following: (i) significant competitive activity, including advertising, promotional and price competition, and changes in consumer demand for the Company's products; (ii) fluctuations in the cost and availability of various raw materials; (iii) inherent risks in the marketplace associated with new product introductions, including uncertainties about trade and consumer acceptance and seasonal events such as Halloween (iv) the effect of acquisitions on the Company's results of operations and financial condition; (v) the effect of changes in foreign currencies on the Company's foreign sub-sidiaries; (vi) the Company's reliance on third-party vendors for various goods and services; (vii) the Company's ability to successfully implement new production processes and lines; (viii) the effect of changes in assumptions, including discount rates, sales growth and profit margins, relating to the Company's impairment testing and analysis of its goodwill and trademarks; (ix) changes in the confectionary market place including actions taken by major retailers and customers; (x) customer and consumer response to marketing programs and price adjustments; (xi) dependence on significant customers, including the volume and timing of their purchases; (xii) increases in energy costs we are not able to pass along to our customers through increases in energy costs we are not able to pass along to our customers through increased prices;
(xiii) any significant labor stoppages or production interruptions; and (xiv) changes in governmental laws are regulations including taxes. In addition, the Company's results may be affected by general factors, such as economic conditions, political developments, currency exchange rates, interest and inflation rates, accounting standards, taxes, and laws and regulations affecting the Company in markets where it competes and those factors described in Item 1A "Risk Factors" and elsewhere in the Company's Annual Report on Form 10-K and in other Company filings with the Securities and Exchange Commission.








                              -6D-



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK:

The Company is exposed to various market risks, including fluctuations in sugar, corn syrup, edible oils, cocoa, dextrose and gum-base ingredients and packaging costs. The Company is exposed to exchange rate fluctuations in the Canadian dollar which is the currency used for a portion of the raw material and packaging material costs and operating expenses at its Canadian plants. The Company invests in securities with maturities of up to three years, the majority of which are held to maturity, which limits the Company's exposure to interest rate fluctuations. There has been no material change in the Company's market risks that would significantly affect the disclosures made in the Form 10-K for the year ended December 31, 2006.


Item 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, the chief executive officer and chief financial officer of the Company have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2007 and, based on their evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

















                              -6E-

              PART II - OTHER INFORMATION

             TOOTSIE ROLL INDUSTRIES, INC.
                    AND SUBSIDIARIES

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds


                                                                             Approximate Dollar
                    (a) Total     (b) Average               Shares           Value of Shares that
                    Number of     Price Paid per     Purchased as Part of    May Yet Be Purchased
                      Shares         Share        Publicly Announced Plans   Under the Plans
  Period            Purchased                          Or Programs               or Programs

JAN 1 TO JAN 27          -    $     -           NOT APPLICABLE         NOT APPLICABLE

JAN 28 TO FEB 24         -          -           NOT APPLICABLE         NOT APPLICABLE

FEB 25 TO MAR 31         -          -           NOT APPLICABLE         NOT APPLICABLE

TOTAL                    -    $     -

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

                            TOOTSIE ROLL INDUSTRIES, INC.

Date:  May 9, 2007          BY:/S/MELVIN J. GORDON
                               Melvin J. Gordon
                               Chairman of the Board

Date:  May 9, 2007          BY:/S/G. HOWARD EMBER, JR.
                               G. Howard Ember, Jr.
                               Vice President Finance






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


                                    Date:  May 9 2007


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

                                    Date:  May 9, 2007


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

Industries, Inc. for the quarterly period ended March 31, 2007 (the

Form 10-Q) fully complies with the requirements of secton 13(a) or

15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q fairly presents, in all material respects,

the financial condition and results of operations of Tootsie Roll

Industries, Inc. and its subsidiaries.









Dated: May 9, 2007                   /S/MELVIN J. GORDON
                                     Melvin J. Gordon
                                     Chairman and Chief
                                     Executive Officer



Dated: May 9, 2007                   /S/G. HOWARD EMBER, JR.
                                     G. Howard Ember, Jr.
                                     V.P./Finance and
                                     Chief Financial Officer


















                             -7C-