Form 10-Q
period 2007-06-30
TOOTSIE ROLL INDUSTRIES INC
filed 2007-08-08
CIK 98677

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                        FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 2007

                          OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ----to----

                 COMMISSION FILE NUMBER 1-1361

                 Tootsie Roll Industries, Inc.
(Exact Name of Registrant as Specified in its Charter)

           VIRGINIA                        22-1318955
(State of Incorporation)(I.R.S. Employer Identification No.)

7401 South Cicero Avenue, Chicago, Illinois      60629
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

                   Yes           No  X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (June 30, 2007)

Class                                             Outstanding

Common Stock, $.69 4/9 par value                   36,098,854
Class B Common Stock, $.69 4/9 par value           18,916,177



         TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES



                        JUNE 30, 2007



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

  Item 6.   Exhibits                                               7A

  Signatures                                                       7A

  Certifications                                                   7B-D



                               PART 1. FINANCIAL INFORMATION
                               ITEM 1. FINANCIAL STATEMENTS
                       TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                               (in thousands of dollars)       (UNAUDITED)



ASSETS                                     June 30,        July 1,          Dec. 31,
 CURRENT ASSETS                               2007           2006             2006____
  Cash & cash equivalents                  $ 39,761      $ 11,511          $ 55,729
  Investments                                19,596        39,452            23,531
  Trade accounts receivable,
   Less allowances of
   $2,090, $2,160 & $2,322                   27,396        21,969            35,075
  Other receivables                           2,850         1,160             3,932
  Inventories
   Finished goods & work in process          75,333        73,993            42,146
   Raw material & supplies                   25,735        24,778            21,811
  Prepaid expenses                            5,114         3,758             6,489
  Deferred income taxes                       7,150         6,654             2,204

   Total current assets                     202,935       183,275           190,917

 PROPERTY, PLANT & EQUIPMENT, at cost

  Land                                       19,402        19,401            19,402
  Buildings                                  87,273        84,241            87,273
  Machinery & equipment                     263,034       254,614           259,049
                                            369,709       358,256           365,724
 Less-accumulated depreciation              169,100       156,220           162,826
 Net property, plant and equipment          200,609       202,036           202,898

 OTHER ASSETS

  Goodwill                                   73,237        74,194            74,194
  Trademarks                                189,024       189,024           189,024
  Investments                                59,172        45,425            51,581
  Split dollar life insurance                75,058        72,857            73,357
  Investment in joint venture                 9,207        11,188             9,668
                                            405,698       392,688           397,824

   Total assets                            $809,242      $777,999          $791,639




(The accompanying notes are an integral part of these statements.)

                  (in thousands except per share data)      (UNAUDITED)


LIABILITIES AND SHAREHOLDERS' EQUITY       June 30,         July 1,          Dec. 31,
 CURRENT LIABILITIES                          2007            2006            2006____
  Accounts payable                          $ 18,817      $  19,702        $ 13,102
  Dividends payable                            4,401          4,347           4,300
  Accrued liabilities                         38,027         41,021          43,802
  Income taxes payable                             -          7,936           1,007
    Total current liabilities                 61,245         73,006          62,211

 NON-CURRENT LIABILITIES

  Deferred income taxes                       36,504         38,756          40,864
  Postretirement health care and life
    insurance benefits                        13,201         11,025          12,582
  Industrial development bonds                 7,500          7,500           7,500
  Liability for uncertain tax positions       19,273              -               -
  Deferred compensation and other
   liabilities                                39,398         32,565          37,801
    Total non-current liabilities            115,876         89,846          98,747
    Total liabilities                        177,121        162,852         160,958

SHAREHOLDERS' EQUITY

 Common Stock, $.69-4/9 par value-
  120,000 shares authorized; 36,099,
  35,870 & 35,364, respectively, issued       25,069         24,910          24,558
 Class B common stock, $.69-4/9 par value-
  40,000 shares authorized; 18,916, 18,414
  & 18,390, respectively, issued              13,136         12,788          12,771
 Capital in excess of par value              474,467        453,074         438,648
 Retained earnings                           133,894        137,182         169,233
 Accumulated other comprehensive loss        (12,453)       (10,815)        (12,537)
 Treasury stock (at cost)-
  63, 61 & 62 shares, respectively            (1,992)        (1,992)         (1,992)
   Total shareholders' equity                632,121        615,147         630,681
   Total liabilities and
     shareholders' equity                   $809,242       $777,999        $791,639







                                                       -2A-

(The accompanying notes are an integral part of these statements.)


                  TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF
               EARNINGS, COMPREHENSIVE EARNINGS AND RETAINED EARNINGS
                 (in thousands except per share amounts)   (UNAUDITED)
                                                         13 WEEKS ENDED
                                                June 30, 2007   &    July 1, 2006
Net sales                                       $101,901             $ 94,944
Cost of goods sold                                67,026               56,894

Gross margin                                      34,875               38,050

Selling, marketing and administrative expenses    23,069               22,378

Earnings from operations                          11,806               15,672
Other income, net                                  2,495                2,542

Earnings before income taxes                      14,301               18,214
Provision for income taxes                         4,075                5,356
Net earnings                                      10,226               12,858

Other comprehensive income, before tax:

Foreign currency translation adjustments             290                 (374)

Unrealized losses on securities                      (23)                (900)

Unrealized losses on derivatives                    (169)              (2,035)

Other comprehensive income (loss), before tax         98               (3,309)

Income tax benefit related to items
 of other comprehensive income                        72                1,085

Other comprehensive income (loss), net of tax        170               (2,224)

Comprehensive earnings                          $ 10,396             $ 10,634

Retained earnings at beginning of period        $128,064             $128,666
  Net earnings                                    10,226               12,858
  Cash dividends                                  (4,396)              (4,342)

Retained earnings at end of period              $133,894             $137,182

   Net earnings per share                          $0.19                $0.23
   Dividends per share *                           $0.08                $0.08

Average number of shares outstanding              55,139               55,943



*Does not include 3% stock dividend to shareholders of record on 3/09/07 and 3/10/06.



(The accompanying notes are an integral part of the statements.)



                           TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF
                 EARNINGS, COMPREHENSIVE EARNINGS AND RETAINED EARNINGS
                  (in thousands except per share amounts)     (UNAUDITED)
                                                             26 WEEKS ENDED
                                                June 30, 2007   &   July 1, 2006
Net sales                                       $194,815             $198,766
Cost of goods sold                               126,570              121,316

Gross margin                                      68,245               77,450

Selling, marketing and administrative expenses    43,788               45,427

Earnings from operations                          24,457               32,023
Other income, net                                  4,477                4,389

Earnings before income taxes                      28,934               36,412
Provision for income taxes                         8,897               11,192
Net earnings                                      20,037               25,220

Other comprehensive income, before tax:

Foreign currency translation adjustments               -                 (698)

Unrealized gains (losses) on securities               12                 (740)

Unrealized gains (losses) on derivatives             118               (2,704)

Other comprehensive income (loss), before tax        130               (4,142)

Income tax benefit (expense) related to items
  of other comprehensive income                      (47)               1,274

Other comprehensive income, net of tax                83               (2,868)

Comprehensive earnings                          $ 20,120             $ 22,352

Retained earnings at beginning of period        $169,233             $164,236
  Net earnings                                    20,037               25,220
  Cash dividends                                  (8,691)              (8,580)
  Stock dividends - 3%                           (46,685)             (43,694)

Retained earnings at end of period              $133,894             $137,182

   Net earnings per share                          $0.36                $0.45
   Dividends per share *                           $0.16                $0.16

Average number of shares outstanding              55,207               56,117





*Does not include 3% stock dividend to shareholders of record on 3/09/07 and 3/10/06.



                                      -3A-

(The accompanying notes are an integral part of the statements.)


                         TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (in thousands of dollars)       (UNAUDITED)
                                                           26 WEEKS ENDED
                                                 June 30, 2007   &   July  1, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                          $ 20,037            $ 25,220
Adjustments to reconcile net earnings to
 net cash provided by (used in) operating
 activities:
  Depreciation and amortization                          7,796               7,414
  Amortization of marketable securities                    312                 555
  Purchase of trading securities                          (326)             (1,643)
  Changes in operating assets and liabilities:
   Accounts receivable                                   7,679               8,723
   Other receivables                                     1,202                 (95)
   Inventories                                         (37,111)            (43,953)
   Prepaid expenses and other assets                     1,019              (1,730)
   Accounts payable and accrued liabilities                (61)             (1,570)
   Income taxes payable and deferred                     8,920                (921)
   Postretirement health care and life
    insurance benefits                                     619                 242
   Deferred compensation and other liabilities            (392)                767
   Other                                                    66                 (42)

Net cash provided by (used in) operating activities      9,760              (7,033)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                  (5,506)            (30,983)
  Decrease in restricted cash                                -              22,330
  Purchase of available for sale securities            (15,104)             (6,826)
  Sale and maturity of available for
   sale securities                                      13,463              21,544

Net cash (used in) provided by investing activities     (7,147)              6,065

CASH FLOWS FROM FINANCING ACTIVITIES:

  Repayment of bank loan                                     -             (32,001)
  Dividends paid in cash                                (8,756)             (8,628)
  Shares repurchased and retired                        (9,825)            (15,898)

Net cash used in financing activities                  (18,581)            (56,527)

Decrease in cash and cash equivalents                  (15,968)            (57,495)
Cash and cash equivalents at the beginning of year      55,729              69,006

Cash and cash equivalents at the end of quarter       $ 39,761            $ 11,511

Supplemental cash flow information:
  Income taxes paid (refunded)                        $   (300)           $ 10,118
  Interest paid                                       $    319            $    593
  Stock dividend issued                               $ 46,520            $ 43,563

(The accompanying notes are an integral part of the statements.)



          TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        June 30, 2007
       (in thousands except per share amounts) (UNAUDITED)


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


Note 2 - Average shares outstanding for the period ended June 30, 2007 reflects stock repurchases and subsequent retirements of 346 shares for $9,825 and a 3% stock dividend distributed on April 12, 2007. Average shares outstanding for the period ended July 1, 2006 reflects stock repurchases and subsequent retirements of 557 shares for $15,898 and a 3% stock dividend distributed on April 13, 2006.


Note 3 - Results of operations for the period ended June 30, 2007 are not necessarily indicative of results to be expected for the year to end December 31, 2007 because of the seasonal nature of the Company's operations. Historically, the third quarter has been the Company's largest sales quarter due to Halloween sales.


Note 4 - The bank loan, a demand note issued in December 2005, was fully repaid in May 2006.


Note 5 - The Company adopted the provisions of FASB Interpretation
         No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) effective January 1, 2007. The company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company remains subject to examination by U.S. federal and state and foreign tax authorities for the years 2003 through 2006. With few exceptions, the Company is no longer subject to examinations by tax authorities for the year 2002 and prior.

         As of January 1, 2007, the Company had $14,961 of unrecognized tax benefits. Included in this balance is $7,160 of unrecognized tax benefits that, if recognized, would favorably affect the annual effective income tax rate. As of June 30, 2007, the Company had $15,331 of unrecognized tax benefits ($7,530 represented those unrecognized tax benefits that, if recognized, would favorably affect the annual effective income tax rate). During the second quarter and first half 2007, the Company recorded approximately $200 and $370, respectively, of additional income tax expense relating to its uncertain tax positions.




         The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes on the Consolidated Statement of Earnings. As of January 1, 2007, $3,382 of interest and penalties were included in the Liability for Uncertain Tax Positions account on the Consolidated Statement of Financial Position. As of June 30, 2007, $3,942 of interest and penalties were included in the aforementioned account. During the second quarter and first half 2007, the Company recorded approximately $280 and $560, respectively, of additional income tax expense related to interest and penalties.

         The Company is not currently subject to a U.S. federal income tax examination, however, the Company is currently subject to various state tax examinations. Although the Company is unable to determine the ultimate outcome of these examinations, the Company believes that its liability for uncertain tax positions relating to these jurisdictions for such years is adequate.

         It is expected that the liability for uncertain tax positions will change in the next 12 months; however, the Company does not expect the change to have a significant impact on the Company's financial position, results of operations, and related cash flows from operating activities. The related cash flows in future periods with respect to the liability for uncertain tax positions are not readily determinable.


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

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment to FASB Statement No. 115" (SFAS No.
         159), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 and has not yet made any determination as to the effects, if any, that it may have on the Company's financial position and results of operations.











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


NET SALES:                                Net change in
                                       Second Quarter, 2007
             Second Quarter                    vs.
           2007          2006          Second Quarter, 2006
         $101,901      $ 94,944                7.3 %


                                         First Half, 2007
               First Half                      vs.
           2006          2006            First Half, 2006
         $194,815      $198,766               (2.0)%


Second quarter 2007 net sales were $101,901 compared to $94,944 in second quarter 2006, an increase of $6,957 or 7.3%. First half 2007 net sales of $194,815 decreased $3,951 or 2.0% from first half 2006 net sales of $198,766. The increase in second quarter 2007 sales was the result of successful marketing programs which are reflected in increases in all of the Company's core brands. The first half 2007 sales decline reflects the conclusion of a contract to manufacture product under a private label for a third party and a non-recurring sale of certain inventory to a new foreign distributor, both during the prior year first quarter.


COST OF SALES:
                                                   Cost of Sales as a
             Second Quarter                     Percentage of Net Sales
          2007           2006                2nd Qtr. 2007    2nd Qtr. 2006
        $67,026        $56,894                    65.8%           59.9%


                                                   Cost of Sales as a
               First Half                       Percentage of Net Sales
          2007           2006                1st Half 2007    1st Half 2006
        $126,570        $121,316                   65.0%           61.0%


Cost of sales as a percentage of net sales increased from 59.9% in the second quarter 2006 to 65.8% in second quarter 2007, and from 61.0% in first half 2006 to 65.0% in first half 2007. These increases in cost of sales as a percentage of net sales are primarily the result of higher input costs relating to major ingredients, packaging materials and products manufactured in Canada due to less favorable foreign exchange rates. Substantially all of the Company's principal ingredient costs, including those relating to sugar, corn syrup, milk and whey, soy bean and edible oils, dextrose and gum base products, were significantly higher in second quarter and first half 2007 compared to the corresponding periods of the prior year.






SELLING, MARKETING AND ADMINISTRATIVE EXPENSES:

             Second Quarter                     Percentage of Net Sales
          2007            2006                2nd Qtr. 2007    2nd Qtr. 2006
        $23,069         $22,378                    22.6%          23.6%

              First Half                        Percentage of Net Sales
          2007            2006               1st Half 2007    1st Half 2006
        $43,788         $45,427                    22.5%          22.9%

Second quarter 2007 selling, marketing and administrative expenses were $23,069 compared to $22,378 in second quarter 2006, an increase of $691 or 3.1%. The same expenses decreased from $45,427 in first half 2006 to $43,788 in first half 2007, a decrease of $1,639 or 3.6%. The changes for both periods primarily reflect the change in net sales for the respective second quarter and first half periods. The Company was adversely affected by higher expenses for freight and delivery in both second quarter and first half 2007 compared to the corresponding periods in the prior year. However, the Company did benefit from lower marketing expenses in both second quarter and first half 2007 compared to those in the same periods of the prior year. The prior year 2006 second quarter and first half marketing expenses reflected higher expenses for new packaging artwork and plates associated with changes in pack sizes and government mandated labeling. As a percentage of net sales, total selling, marketing and administrative expenses favorably decreased from 23.6% in second quarter 2006 to 22.6% in second quarter 2007, and from 22.9% in first half 2006 to 22.5% in first half 2007.

Second quarter 2007 earnings from operations were $11,806 compared to $15,672 in second quarter 2006, a decrease of $3,866 or 24.7%. First half 2007 earnings from operations were $24,457 compared to $32,023, a decrease of $7,566 or 23.6%. The decline in operating earnings during both second quarter and first half 2007 primarily resulted from higher input costs, principally increases in the cost of ingredients, which more than offset reduced marketing expenses, as discussed above.

The Company took actions and implemented programs, including selected price increases primarily in 2006 as well as cost reduction programs in 2007, with the objective to recover some of these higher input costs. However, these actions did not result in a recovery of all the increases in ingredient and other input costs during the second quarter and first half 2007.


NET EARNINGS:
                                              Second Quarter, 2007
            Second Quarter                           vs.
         2007             2006                Second Quarter, 2006
       $10,226          $12,858                    (20.5)%


                                                First Half, 2007
               First Half                             vs.
         2007             2006                  First Half, 2006
       $20,037          $25,220                    (20.6)%


Second quarter 2007 net earnings were $10,226 compared to second quarter 2006 net earnings of $12,858, a $2,632 or 20.5% decrease. Second quarter 2007 earnings per share were $0.19, compared to $0.23 per share in the prior year comparative period, a decrease of $0.04 or 17.4%.



                                  -6A-




First half 2007 net earnings were $20,037 compared to first half 2006 net earnings of $25,220, a $5,183 or 20.6% decrease. First half net earnings per share were $0.36 in 2007 compared to $0.45 per share in 2006, a decrease of $0.09 per share or 20.0%.

Other income, net was $2,495 in second quarter 2007 compared to $2,542 in second quarter 2006. Other income, net was $4,477 in first half 2007 compared to $4,389 in first half 2006. The favorable effects of increased investment income and decreased interest expense in 2007 were offset by the combination of lower earnings from the Company's 50% interest in its foreign joint venture and a gain of the sale of marketable securities during second quarter 2006.

The consolidated effective income tax rate favorably decreased from 30.0% in second quarter 2006 to 28.5% in second quarter 2007 and from 31.3% in first half 2006 to 30.9% in first half 2007. This improvement principally reflects lower foreign taxes and resulting lower overall effective rate.

In addition to the factors discussed above, earnings per share benefited from fewer shares outstanding as a result of the Company's share repurchases in 2006 and 2007.


LIQUIDITY AND CAPITAL RESOURCES:

The Company's current ratio (current assets divided by current liabilities) was
3.3 to 1 as of the end of second quarter 2007 as compared to 2.5 to 1 as of the end of second quarter 2006 and 3.1 to 1 as of the end of fourth quarter 2006. Net working capital was $141,690 as of the end of second quarter 2007 as compared to $128,706 and $110,269 as of the end of fourth quarter 2006 and second quarter 2006, respectively. The aforementioned net working capital amounts include total cash and cash equivalents and short-term investments which aggregated $59,357 as of the end of second quarter 2007 compared to $79,260 and $50,963, as of the end of fourth quarter 2006 and second quarter 2006, respectively. In addition, long-term investments, principally debt securities comprising municipal bonds, were $59,172 as of the end of second quarter 2007 as compared to $51,581 and $45,425 as of the end of fourth quarter 2006 and second quarter 2006, respectively. Investments in municipal bonds and other debt securities that matured during first half 2007 and 2006 were generally used to pay down bank loans or replaced with debt securities of similar maturities.

During prior year first half 2006, the Company fully repaid $32,001 of short-term bank loans. These bank loans were paid down through a combination of cash flows provided by operating activities and investment maturities.

Net cash provided by operating activities was $9,760 for first half 2007, compared to cash used of $7,033 in first half 2006. The aforementioned change in net cash from operating activities principally reflects the timing of payments and cash flows related to income taxes payable and deferred combined with reduced cash used to increase inventories during the first half 2007, partially offset by reduced cash flows provided by lower net income and decreased accounts receivable.

Capital expenditures for first half 2007 and 2006 were $5,506 and $30,983, respectively. First half 2006 capital expenditures reflect $25,241 of investments in rental income producing real estate which was funded from the Company's restricted cash. Capital expenditures for the 2007 year are anticipated to be generally in line with historical annualized spending, and are to be funded from the Company's cash flow from operations and internal sources.


                                  -6B-




All of the $22,330 in proceeds from the sale of surplus real estate during 2005 and held as restricted cash as of December 31, 2005, was reinvested in "likekind" real estate during first half 2006 in compliance with U.S. Internal Revenue Code Section 1031.

Cash dividends paid in first half 2007 and 2006 were $8,756 and $8,628, respectively. The Company also repurchased and retired $9,825 and $15,898 of its shares outstanding during first half 2007 and 2006, respectively.


NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) effective January 1, 2007. The company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company remains subject to examination by U.S. federal and state and foreign tax authorities for the years 2003 through 2006. With few exceptions, the Company is no longer subject to examinations by tax authorities for the year 2002 and prior.

As of January 1, 2007, the Company had $14,961 of unrecognized tax benefits. Included in this balance is $7,160 of unrecognized tax benefits that, if recognized, would favorably affect the annual effective income tax rate. As of June 30, 2007, the Company had $15,331 of unrecognized tax benefits ($7,530 represented those unrecognized tax benefits that, if recognized, would favorably affect the annual effective income tax rate). During the second quarter and first half 2007, the Company recorded approximately $200 and $370, respectively, of additional income tax expense relating to its uncertain tax positions.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes on the Consolidated Statement of Earnings. As of January 1, 2007, $3,382 of interest and penalties were included in the Liability for Uncertain Tax Positions account on the Consolidated Statement of Financial Position. As of June 30, 2007, $3,942 of interest and penalties were included in the aforementioned account. During the second quarter and first half 2007, the Company recorded approximately $280 and $560, respectively, of additional income tax expense related to interest and penalties.

The Company is not currently subject to a U.S. federal income tax examination, however, the Company is currently subject to various state tax examinations. Although the Company is unable to determine the ultimate outcome of these examinations, the Company believes that its liability for uncertain tax positions relating to these jurisdictions for such years is adequate.

It is expected that the liability for uncertain tax positions will change in the next 12 months; however, the Company does not expect the change to have a significant impact on the Company's financial position, results of operations, and related cash flows from operating activities. The related cash flows in future periods with respect to the liability for uncertain tax positions are not readily determinable.

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



                                  -6C-



In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment to FSAB Statement No. 115" (SFAS No. 159), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 and has not yet made any determination as to the effects, if any, that it may have on the Company's financial position and results of operations.


FORWARD-LOOKING STATEMENTS

From time to time, in the Company's statements and written reports, including this report, the Company discusses its expectations regarding future performance by making certain "forward-looking statements." These forward-looking statements are based on currently available competitive, financial and economic data and management's views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and actual results may differ materially from those expressed or implied herein. Consequently, the Company wishes to caution readers not to place undue reliance on any forward-looking statements. In connection with the "safe harbor provisions" of the Private Securities Litigation Reform Act of 1995, the Company notes the following factors which, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein. Among the factors that could impact the Company's ability to achieve its stated goals are the following: (i) significant competitive activity, including advertising, promotional and price competition,
(ii) changes in consumer demand, tastes and trends for the Company's products, including changes in consumer acceptance of seasonal events such as Halloween;
(iii) fluctuations in the cost and availability of various raw materials; (iv) inherent risks in the marketplace associated with new product introductions,
(v) the effect of acquisitions on the Company's results of operations and financial condition; (vi) the effect of changes in foreign currencies on the Company's foreign subsidiaries, and effects of changes in foreign exchange on the cost of products marketed and sold in the United States; (vii) the Company's reliance on third-party vendors for various goods and services;
(viii) the Company's ability to successfully implement new production processes and lines; (ix) the effect of changes in assumptions, including future input costs, including ingredients costs, price increases, discount rates, sales growth and profit margins, relating to the Company's impairment testing and analysis of its goodwill and trademarks; (x) changes in the confectionary market place including actions taken by major retailers and customers regarding the Company's product line; (xi) customer and consumer response to marketing programs and price adjustments, and the Company's ability to increase prices or make product weight declines (indirect price increase) due to raising ingredient and other input costs; (xii) dependence on significant customers, including the volume and timing of their purchases; (xiii) increases in energy costs, including higher freight and delivery costs, and the ability to pass such cost increases along to customers through increased prices; (xiv) any significant labor stoppages or production interruptions, including those relating to union negotiations; and (xv) changes in governmental laws and regulations including taxes. In addition, the Company's results may be affected by general factors, such as economic conditions, political developments, currency exchange rates, interest and inflation rates, accounting standards, taxes, and laws and regulations affecting the Company in markets where it competes and those factors described in Item 1A "Risk Factors" and elsewhere in the Company's Annual Report on Form 10-K and in other Company filings with the Securities and Exchange Commission.



                                  -6D-




ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

The Company is exposed to various market risks, including fluctuations in sugar, corn syrup, edible oils, cocoa, milk and whey, dextrose, gum base ingredients and packaging costs. The Company is also exposed to exchange rate fluctuations in the Canadian dollar which is the currency used for a portion of the raw material and packaging material costs and operating expenses at its Canadian plants. The Company also invests in securities with maturities of up to three years, the majority of which are held to maturity, which limits the Company's exposure to interest rate fluctuations. There has been no material change in the Company's market risks that would significantly affect the disclosures made in the Form 10-K for the year ended December 31, 2006.


Item 4.       CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, the chief executive officer and chief financial officer of the Company have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2007 and, based on their evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.



























                                  -6E-

              PART II - OTHER INFORMATION

             TOOTSIE ROLL INDUSTRIES, INC.
                    AND SUBSIDIARIES

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds


                                                                             Approximate Dollar
                    (a) Total     (b) Average               Shares           Value of Shares that
                    Number of     Price Paid per     Purchased as Part of    May Yet Be Purchased
                      Shares         Share        Publicly Announced Plans   Under the Plans
  Period            Purchased                          Or Programs               or Programs_____

APR 1 TO APR 28       1,612       $ 29.76            NOT APPLICABLE           NOT APPLICABLE

APR 29 TO MAY 26    287,300         28.48            NOT APPLICABLE           NOT APPLICABLE

MAY 27 TO JUN 30     56,600         27.91            NOT APPLICABLE           NOT APPLICABLE

TOTAL               345,512       $ 28.40


     While the Company does not have a formal or publicly announced stock repurchase program, the Company's board of directors periodically authorizes a dollar amount for share repurchases. The treasurer executes share repurchase transactions according to these guidelines.


Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of the Company, held on May 7, 2007, the following number of votes were cast for the matters indicated:

1. For the election of five directors of the Company by the holders of Common Shares and Class B Common Shares voting together:

                                                                  Broker
    Nominee                  For          Withheld     Abstain   Non-Vote

Melvin J. Gordon           207,049,042    7,703,944      -0-        -0-

Ellen R. Gordon            207,018,181    7,734,805      -0-        -0-

Lana Jane Lewis-Brent      211,084,812    3,668,174      -0-        -0-

Barre A. Siebert           211,242,764    3,510,222      -0-        -0-

Richard P. Bergeman        211,173,586    3,579,400      -0-        -0-



2.  Proposal to ratify the appointment of PricewaterhouseCoopers LLP as auditors for the fiscal year 2007:
                                                                      Broker
                                  For         Withheld     Abstain   Non-Vote
Common Shares and Class B
Common Shares voting together   211,777,792   2,904,099    71,090      -0-

No other matters were submitted to a vote by ballot at the 2007 Annual
Meeting.







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

                            TOOTSIE ROLL INDUSTRIES, INC.

Date:  Aug. 8, 2007         BY:/S/MELVIN J. GORDON
                               Melvin J. Gordon
                               Chairman of the Board

Date:  Aug. 8, 2007         BY:/S/G. HOWARD EMBER, JR.
                               G. Howard Ember, Jr.
                               Vice President Finance















































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

                                    Date:  Aug. 8, 2007


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

                                    Date:  Aug. 8, 2007


                                    By:    /S/G.HOWARD EMBER, JR.
                                           G. Howard Ember, Jr.
                                           Vice President Finance and
                                           Chief Financial Officer


                               -7C-

                                                         Exhibit 32


    Certificate Pursuant to Section 1350 of Chapter 63
           Of Title 18 of the United States Code


    Each of the undersigned officers of Tootsie Roll Industries, Inc.

Certifies that (i) the Quarterly Report on Form 10-Q of Tootsie Roll

Industries, Inc. for the quarterly period ended June 30, 2007 (the

Form 10-Q) fully complies with the requirements of secton 13(a) or

15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q fairly presents, in all material respects,

the financial condition and results of operations of Tootsie Roll

Industries, Inc. and its subsidiaries.









Dated: Aug. 8, 2007                  /S/MELVIN J. GORDON
                                     Melvin J. Gordon
                                     Chairman and Chief
                                     Executive Officer



Dated: Aug. 8, 2007                  /S/G. HOWARD EMBER, JR.
                                     G. Howard Ember, Jr.
                                     V.P. Finance and
                                     Chief Financial Officer












                             -7D-