Form 10-Q
period 2007-09-29
TOOTSIE ROLL INDUSTRIES INC
filed 2007-11-07
CIK 98677

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                        FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended SEPTEMBER 29, 2007

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

                   Yes           No  X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (October 5, 2007)

Class                                             Outstanding

Common Stock, $.69 4/9 par value                  36,032,350
Class B Common Stock, $.69 4/9 par value          18,908,781



         TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES



                        SEPTEMBER 29, 2007



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

            Notes to Condensed Consolidated Financial Statements   5-5B


  Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                   6-6E

  Item 3.   Quantitative and Qualitative Disclosures About
             Market Risk                                           6E

  Item 4.   Controls and Procedures                                6E

Part II -   Other Information

  Item 1A.  Risk Factors                                           7

  Item 2.   Unregistered Sales of Equity Securities and
             Use of Proceeds                                       7

  Item 6.   Exhibits                                               7A

  Signatures                                                       7A

  Certifications                                                   7B-D




                                PART 1. FINANCIAL INFORMATION
                               ITEM 1. FINANCIAL STATEMENTS
                       TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                               (in thousands of dollars)       (UNAUDITED)



ASSETS                                            Sep. 29,        Sep. 30,         Dec. 31,
 CURRENT ASSETS                                      2007            2006           2006___
  Cash & cash equivalents                        $ 25,139        $ 13,176          $ 55,729
  Investments                                      31,439          32,364            23,531
  Trade accounts receivable,
   Less allowances of
   $3,378, $3,548 & $2,322                         93,239          90,780            35,075
  Other receivables                                 2,549           1,875             3,932
  Inventories
   Finished goods & work in process                47,901          47,937            42,146
   Raw material & supplies                         22,460          23,044            21,811
  Prepaid expenses                                  3,419           3,349             6,489
  Deferred income taxes                             6,646           6,374             2,204

   Total current assets                           232,792         218,899           190,917

 PROPERTY, PLANT & EQUIPMENT, at cost
  Land                                             19,402          19,401            19,402
  Buildings                                        87,273          84,241            87,273
  Machinery & equipment                           267,148         257,580           259,049
                                                  373,823         361,222           365,724
 Less-accumulated depreciation                    173,054         160,472           162,826
 Net property, plant and equipment                200,769         200,750           202,898

 OTHER ASSETS

  Goodwill                                         73,237          74,194            74,194
  Trademarks                                      189,024         189,024           189,024
  Investments                                      62,762          42,234            51,581
  Split dollar life insurance                      75,048          72,857            73,357
  Investment in joint venture                       9,168          11,168             9,668
                                                  409,239         389,477           397,824

   Total assets                                  $842,800        $809,126          $791,639













                                                -2-

(The accompanying notes are an integral part of these statements.)

                  (in thousands except per share data)      (UNAUDITED)


LIABILITIES AND SHAREHOLDERS' EQUITY              Sep. 29,        Sep. 30,        Dec. 31,
 CURRENT LIABILITIES                                 2007           2006           2006__
  Accounts payable                               $ 18,573         $ 20,359        $ 13,102
  Dividends payable                                 4,395            4,300           4,300
  Accrued liabilities                              46,067           52,096          43,802
  Income taxes payable                              7,560           17,443           1,007
    Total current liabilities                      76,595           94,198          62,211

 NON-CURRENT LIABILITIES

  Deferred income taxes                            36,512           38,086          40,864
  Postretirement health care and life
    insurance benefits                             13,529           11,114          12,582
  Industrial development bonds                      7,500            7,500           7,500
  Liability for uncertain tax positions            18,903                -               -
  Deferred compensation and other liabilities      40,444           33,371          37,801
    Total non-current liabilities                 116,888           90,071          98,747
    Total liabilities                             193,483          184,269         160,958

SHAREHOLDERS' EQUITY

 Common Stock, $.69-4/9 par value-
  120,000 shares authorized; 36,032,
  35,360 & 35,364 respectively, issued             25,022           24,555          24,558
 Class B common stock, $.69-4/9 par value-
  40,000 shares authorized; 18,909, 18,414
  & 18,390, respectively, issued                   13,131           12,788          12,771
 Capital in excess of par value                   472,605          439,232         438,648
 Retained earnings                                152,936          161,856         169,233
 Accumulated other comprehensive loss             (12,385)         (11,582)        (12,537)
 Treasury stock (at cost)-
  63, 61 & 62 shares, respectively                 (1,992)          (1,992)         (1,992)
   Total shareholders' equity                     649,317          624,857         630,681
   Total liabilities and
     shareholders' equity                        $842,800         $809,126        $791,639


















                                                   -2A-

(The accompanying notes are an integral part of these statements.)

                  TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF
               EARNINGS, COMPREHENSIVE EARNINGS AND RETAINED EARNINGS
                 (in thousands except per share amounts)   (UNAUDITED)
                                                         13 WEEKS ENDED
                                                Sep. 29, 2007  &   Sep. 30, 2006
Net product sales                               $182,917             $186,403
Rental and royalty revenue                         1,231                1,428

Total revenue                                    184,148              187,831

Product cost of goods sold                       122,159              116,311
Rental and royalty cost                              354                  447

Total costs                                      122,513              116,758

Product gross margin                              60,758               70,092
Rental and royalty gross margin                      877                  981

Total gross margin                                61,635               71,073

Selling, marketing and administrative expenses    28,181               30,390

Earnings from operations                          33,454               40,683

Other income, net                                  1,704                1,511

Earnings before income taxes                      35,158               42,194
Provision for income taxes                        11,726               13,225
Net earnings                                      23,432               28,969

Other comprehensive income, before tax:

Foreign currency translation adjustments            (197)                 317

Unrealized gains on securities                       210                  290

Unrealized gains (losses) on derivatives             212               (2,009)

Other comprehensive income (loss), before tax        225               (1,402)

Income tax benefit (expense) related to items
 of other comprehensive income                      (157)                 635

Other comprehensive income (loss), net of tax         68                (767)

Comprehensive earnings                          $ 23,500             $ 28,202

Retained earnings at beginning of period        $133,894             $137,182
Net earnings                                      23,432               28,969
Cash dividends                                    (4,390)              (4,295)

Retained earnings at end of period              $152,936             $161,856

Net earnings per share                             $ .43                $0.52
Dividends per share *                              $ .08                $0.08

Average number of shares outstanding              54,920               55,630

*Does not include 3% stock dividend to shareholders of record on 3/09/07 and
 3/10/06.
                                      -3-
(The accompanying notes are an integral part of the statements.)

                    TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF
                 EARNINGS, COMPREHENSIVE EARNINGS AND RETAINED EARNINGS
                  (in thousands except per share amounts)     (UNAUDITED)
                                                             39 WEEKS ENDED
                                                Sep. 29, 2007   &   Sep. 30, 2006
Net product sales                               $377,732             $385,169
Rental and royalty revenue                         4,021                3,750

Total revenue                                    381,753              388,919

Product cost of goods sold                       249,173              237,734
Rental and royalty cost                            1,223                1,050

Total costs                                      250,396              238,784

Product gross margin                             128,559              147,435
Rental and royalty gross margin                    2,798                2,700

Total gross margin                               131,357              150,135

Selling, marketing and administrative expenses    73,403               76,253

Earnings from operations                          57,954               73,882

Other income, net                                  6,138                4,724

Earnings before income taxes                      64,092               78,606
Provision for income taxes                        20,623               24,417
Net earnings                                      43,469               54,189

Other comprehensive income, before tax:

Foreign currency translation adjustments            (197)                (381)

Unrealized gains (losses) on securities              222                 (450)

Unrealized gains (losses) on derivatives             330               (4,713)

Other comprehensive income (loss), before tax        355               (5,544)

Income tax benefit (expense) related to items
 of other comprehensive income                      (204)               1,909

Other comprehensive income (loss), net of tax        151               (3,635)

Comprehensive earnings                          $ 43,620             $ 50,554

Retained earnings at beginning of period        $169,233             $164,236
Net earnings                                      43,469               54,189
Cash dividends                                   (13,081)             (12,875)
Stock dividends - 3%                             (46,685)             (43,694)

Retained earnings at end of period              $152,936             $161,856

Net earnings per share                             $ .79                $0.97
Dividends per share *                              $ .24                $0.24

Average number of shares outstanding              55,118               55,951

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

                         TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (in thousands of dollars)       (UNAUDITED)
                                                           39 WEEKS ENDED
                                                 Sep. 29, 2007   &   Sep. 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                          $ 43,469            $ 54,189
Adjustments to reconcile net earnings to
 net cash provided by operating activities:
  Depreciation and amortization                         11,997              11,557
  Amortization of marketable securities                    420                 762
  Purchase of trading securities                        (1,901)             (1,994)
  Sales of trading securities                            1,256               1,473
  Changes in operating assets and liabilities:
   Accounts receivable                                 (58,236)            (60,082)
   Other receivables                                     1,714              (2,076)
   Inventories                                          (6,470)            (16,045)
   Prepaid expenses and other assets                     1,371              (1,282)
   Accounts payable and accrued liabilities              7,783              10,123
   Income taxes payable and deferred                    17,788               8,124
   Postretirement health care and life
    insurance benefits                                     947                 331
   Deferred compensation and other liabilities              72                (103)
   Other                                                    96                  (3)

Net cash provided by operating activities               20,306               4,974

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                  (9,935)            (33,702)
  Decrease in restricted cash                                -              22,330
  Purchase of available for sale securities            (34,685)             (9,539)
  Sale and maturity of available for
   sale securities                                      18,615              35,173

Net cash provided by (used in) investing activities    (26,005)             14,262

CASH FLOWS FROM FINANCING ACTIVITIES:

  Repayment of bank loan                                     -             (32,001)
  Dividends paid in cash                               (13,153)            (12,969)
  Shares repurchased and retired                       (11,738)            (30,096)

Net cash used in financing activities                  (24,891)            (75,066)

Decrease in cash and cash equivalents                  (30,590)            (55,830)
Cash and cash equivalents at the beginning of year      55,729              69,006

Cash and cash equivalents at the end of quarter       $ 25,139            $ 13,176

Supplemental cash flow information:
  Income taxes paid, net of refunds                   $  2,685            $ 13,339
  Interest paid                                       $    441            $    665
  Stock dividend issued                               $ 46,520            $ 43,563

(The accompanying notes are an integral part of the statements.)






                                            -4-


          TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 29, 2007
       (in thousands except per share amounts) (UNAUDITED)


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

         The 2006 Condensed Consolidated Statements of Earnings for both the 13 and 39 weeks ended September 30, 2006 have been revised to (1) reflect rental and royalty revenues and related costs in Earnings from operations from Other income, net and (2) reflect compensation expense (benefit) in Product cost of goods sold and Selling, marketing, and administrative expenses and the related appreciation (depreciation) of investments held by the Company to fund deferred compensation plans in Other income, net in accordance with EITF 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested" to conform to the current year presentation.


Note 2 - Average shares outstanding for the 39 week period ended September 29, 2007 reflects stock repurchases of 419 shares for $11,738 and a 3% stock dividend distributed on April 12, 2007. Average shares outstanding for the 39 week period ended September 30, 2006 reflects stock repurchases of 1,068 shares for $30,096 and a 3% stock dividend distributed on April 13, 2006.


Note 3 - Results of operations for the period ended September 29, 2007 are not necessarily indicative of results to be expected for the year ending December 31, 2007 because of the seasonal nature of the Company's operations. Historically, the third quarter has been the Company's largest sales quarter due to Halloween sales.


Note 4 - The bank loan, a demand note issued in December 2005, was fully repaid in May 2006.


Note 5 - As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2006, the Company performs its annual impairment review of goodwill and other intangible assets not subject to amortization in the fourth quarter of each year in accordance with FASB Statement No. 142, "Goodwill and Other Intangible Assets" ("FAS No. 142"). Under FAS No. 142, the impairment review of goodwill, trademarks and other


                               -5-




         intangible assets not subject to amortization must be based on estimated fair values. The valuation of intangible assets requires assumptions and estimates of many critical factors, including revenue and market growth, gross profit margins, operating cash flows, market multiples, and discount rates.

         The Company has experienced declines in its consolidated operating results compared to the prior year principally due to higher input costs including higher costs of ingredients and packaging materials, and higher costs for products manufactured in Canada resulting from the appreciation of the Canadian dollar relative to the U.S. dollar. The Company will be performing its annual impairment testing in fourth quarter 2007 which will include long-term financial and cash flow projections, including assumptions as to future revenue growth, price increases and cost and expense reductions that are necessary to recover these higher input costs. Adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in a non-cash impairment charge in the future under FAS No. 142.


Note 6 - The Company adopted the provisions of FASB Interpretation
         No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) effective January 1, 2007. The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company remains subject to examination by U.S. federal and state and foreign tax authorities for the years 2004 through 2006. With few exceptions, the Company is no longer subject to examinations by tax authorities for the year 2003 and prior.

         As of January 1, 2007, the Company had $14,961 of unrecognized tax benefits. Included in this balance is $7,160 of unrecognized tax benefits that, if recognized, would favorably affect the annual effective income tax rate. As of September 29, 2007, the Company had $15,205 of unrecognized tax benefits ($7,403 represented those unrecognized tax benefits that, if recognized, would favorably affect the annual effective income tax rate). During the third quarter and nine months 2007, the Company recorded approximately $(127) and $243, respectively, of income tax (benefit) expense relating to its uncertain tax positions.

         The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes on the Condensed Consolidated Statement of Earnings. As of January 1, 2007, $3,382 of interest and penalties were included in the Liability for Uncertain Tax Positions account on the Condensed Consolidated Statement of Financial Position. As of September 29, 2007, $3,698 of interest and penalties were included in the aforementioned account. During the third quarter and nine months 2007, the Company recorded approximately $(244) and $316, respectively, of additional income tax expense (benefit) related to interest and penalties.

         The Company is not currently subject to a U.S. federal income tax examination, however, the Company is currently subject to various state tax examinations. Although the Company is unable to determine the ultimate outcome of these examinations, the Company believes that its liability for uncertain tax positions relating to these jurisdictions for such years is adequate.



                               -5A-




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


Note 7 - New Accounting Pronouncements

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 and has not yet made any determination as to the effects, if any, that it may have on the Company's financial position and results of operations.

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


NET PRODUCT SALES:                        Net change in
                                        Third Quarter, 2007
             Third Quarter                     vs.
           2007          2006           Third Quarter, 2006
         $182,917      $186,403                (1.9%)

                                         Nine Months, 2007
               Nine Months                      vs.
           2007          2006            Nine Months, 2006
         $377,732      $385,169                (1.9%)


Third quarter 2007 net product sales were $182,917 compared to $186,403 in third quarter 2006, a decrease of $3,486 or 1.9%. Nine months 2007 net product sales of $377,732 decreased $7,437 or 1.9% from nine months 2006 net product sales of $385,169. The decrease in third quarter 2007 net product sales was primarily the result of the timing of shipments near the end of the quarter. The nine months 2007 net product sales decline reflects the conclusion of a contract to manufacture product under a private label for a third party and a non-recurring sale of certain inventory to a new foreign distributor both during the prior year first quarter.


PRODUCT COST OF GOODS SOLD:
                                            Product Cost of Goods Sold as a
             Third Quarter                  Percentage of Net Product Sales
          2007           2006                3rd Qtr. 2007    3rd Qtr. 2006
        $122,159      $116,311                    66.8%           62.4%


                                            Product Cost of Goods Sold as a
              Nine Months                   Percentage of Net Product Sales
          2007           2006              Nine Months 2007   Nine Months 2006
        $249,173       $237,734                   66.0%           61.7%


Product cost of goods sold as a percentage of net product sales increased from 62.4% in the third quarter 2006 to 66.8% in third quarter 2007, and from 61.7% in nine months 2006 to 66.0% in nine months 2007. These increases in product cost of goods sold as a percentage of net product sales are primarily the result of higher input costs relating to major ingredients, packaging materials and products manufactured in Canada due to less favorable foreign exchange rates. Substantially all of the Company's principal ingredient costs were significantly higher in third quarter and nine months 2007 compared to the corresponding period of the prior year. In addition, third quarter and nine months 2007 periods were also adversely affected by lower sales volumes and the resulting effects on certain fixed costs, principally plant overhead related costs.





                                   -6-



SELLING, MARKETING AND ADMINISTRATIVE EXPENSES:

             Third Quarter                 Percentage of Net Product Sales
          2007            2006              3rd Qtr. 2007    3rd Qtr. 2006
        $28,181         $30,390                    15.4%          16.3%

               Nine Months                 Percentage of Net Product Sales
          2007            2006              9 Months 2007    9 Months 2006
        $73,403         $76,253                    19.4%          19.8%


Third quarter 2007 selling, marketing and administrative expenses were $28,181 compared to $30,390 in third quarter 2006, a decrease of $2,209 or 7.37%. The same expenses decreased from $76,253 in nine months 2006 to $73,403 in nine months 2007, a decrease of $2,850 or 3.7%. The changes for both periods primarily reflect the change in net product sales. Although the Company was adversely affected by higher expenses for freight and delivery in nine months 2007, the Company's initiatives to reduce costs in freight and delivery did show progress and resulting lower costs in third quarter 2007 compared to the corresponding period in 2006. In addition, the Company reduced marketing and administrative expenses for both third quarter and nine months 2007 compared to 2006. The prior year third quarter and nine months 2006 marketing expenses reflected new artwork and plates associated with packaging related to changes in pack sizes and government mandated labeling. As a percentage of net product sales, total selling, marketing and administrative expenses favorably decreased from 16.3% in third quarter 2006 to 15.4% in third quarter 2007, and from 19.8% in nine months 2006 to 19.4% in nine months 2007.

Third quarter 2007 earnings from operations were $33,454 compared to $40,683 in third quarter 2006, a decrease of $7,229 or 17.8%. Nine months 2007 earnings from operations were $57,954 compared to $73,882 for nine months 2006, a decrease of $15,928 or 21.6%. The decline in operating earnings during both third quarter and nine months 2007 principally resulted from lower sales and higher input costs as discussed above. The Company took actions and implemented programs, including selected price increases as well as cost reduction programs with the objective to recover some of these higher input costs. However, these actions did not result in a recovery all of the increases in ingredient and other input costs during the third quarter and nine months 2007.



NET EARNINGS:
                                              Third Quarter, 2007
             Third Quarter                           vs.
         2007             2006                Third Quarter, 2006
       $23,432          $28,969                    (19.1)%


                                               Nine Months, 2007
               Nine Months                           vs.
         2007             2006                 Nine Months, 2006
       $43,469          $54,189                    (19.8)%


Third quarter 2007 net earnings were $23,432 compared to third quarter 2006 net earnings of $28,969, a decrease of $5,537 or 19.1%. Third quarter 2007 earnings per share were $0.43, compared to $0.52 per share in the prior year comparative period, a decrease of $0.09 or 17.3%.




                                    -6A-


Nine months 2007 net earnings were $43,469 compared to nine months 2006 net earnings of $54,189, a decrease of $10,720 or 19.8%. Nine months net earnings per share were $0.79 in 2007 compared to $0.97 per share in 2006, a decrease of $0.18 per share or 18.6%.

Other income, net was $1,704 in third quarter 2007 compared to $1,511 in third quarter 2006. Other income, net was $6,138 in nine months 2007 compared to $4,724 in nine months 2006. The increase in both periods is primarily the result of higher investment income. During the nine months 2007 period the increase was partially offset by a gain on the sale of securities during second quarter 2006.

The consolidated effective income tax rate increased from 31.3% in third quarter 2006 to 33.4% in third quarter 2007 and from 31.1% in nine months 2006 to 32.2% in nine months 2007. The increase in the effective income tax rate principally reflects higher effective rates for foreign taxes.

In addition to the factors discussed above, earnings per share benefited from the Company's common stock purchases in the open market in 2006 and 2007 and resulting few shares outstanding.


LIQUIDITY AND CAPITAL RESOURCES:

The Company's current ratio (current assets divided by current liabilities) was
3.0 to 1 as of the end of third quarter 2007 as compared to 2.3 to 1 as of the end of third quarter 2006 and 3.1 to 1 as of the end of fourth quarter 2006. Net working capital was $156,197 as of the end of third quarter 2007 as compared to $128,706 and $124,701 as of the end of fourth quarter 2006 and third quarter 2006, respectively. The aforementioned net working capital amounts include aggregate cash and cash equivalents and short-term investments, less short-term bank loans, which aggregated $56,578 as of the end of third quarter 2007 compared to $79,260 and $45,540, as of the end of fourth quarter 2006 and third quarter 2006, respectively. In addition, long-term investments, principally debt securities comprising municipal bonds, were $62,762 as of the end of third quarter 2007 as compared to $51,581 and $42,234 as of the end of fourth quarter 2006 and third quarter 2006, respectively. Investments in municipal bonds and other debt securities that matured during nine months 2007 and 2006 were generally used to pay down bank loans or replaced with debt securities of similar maturities.

Net cash provided by operating activities was $20,306 for nine months 2007, compared to cash used of $4,974 in nine months 2006. The aforementioned change in net cash from operating activities principally reflects the timing of payments and cash flows related to income taxes payable and deferred combined with reduced cash used to increase inventories, partially offset by reduced cash flows provided by lower net income.

Capital expenditures for nine months 2007 and 2006 were $9,935 and $33,702, respectively. Nine months 2006 capital expenditures reflect $25,241 of investments in rental income producing real estate which was funded from the Company's restricted cash. Capital expenditures for the 2007 year are anticipated to be generally in line with historical annualized spending, and are to be funded from the Company's cash flow from operations and internal sources.







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

Cash dividends paid in nine months 2007 and 2006 were $13,153 and $12,969, respectively. The Company also repurchased and retired $11,738 and $30,086 of its shares outstanding during nine months 2007 and 2006, respectively.


NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) effective January 1, 2007. The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company remains subject to examination by U.S. federal and state and foreign tax authorities for the years 2004 through 2006. With few exceptions, the Company is no longer subject to examinations by tax authorities for the year 2003 and prior.

As of January 1, 2007, the Company had $14,961 of unrecognized tax benefits. Included in this balance is $7,160 of unrecognized tax benefits that, if recognized, would favorably affect the annual effective income tax rate. As of September 29, 2007, the Company had $15,205 of unrecognized tax benefits ($7,403 represented those unrecognized tax benefits that, if recognized, would favorably affect the annual effective income tax rate). During the third quarter and nine months 2007, the Company recorded approximately $(127) and $243, respectively, of income tax (benefit) expense relating to its uncertain tax positions.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes on the Condensed Consolidated Statement of Earnings. As of January 1, 2007, $3,382 of interest and penalties were included in the Liability for Uncertain Tax Positions account on the Condensed Consolidated Statement of Financial Position. As of September 29, 2007, $3,698 of interest and penalties were included in the aforementioned account. During the third quarter and nine months 2007, the Company recorded approximately $(244) and $316, respectively, of additional income tax expense (benefit) related to interest and penalties.

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






                                  -6C-



In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 and has not yet made any determination as to the effects, if any, that it may have on the Company's financial position and results of operations.

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


FORWARD-LOOKING STATEMENTS

From time to time, in the Company's statements and written reports, including this report, the Company discusses its expectations regarding future performance by making certain "forward-looking statements." These forward-looking statements are based on currently available competitive, financial and economic data and management's views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and actual results may differ materially from those expressed or implied herein. Consequently, the Company wishes to caution readers not to place undue reliance on any forward-looking statements. In connection with the "safe harbor provisions" of the Private Securities Litigation Reform Act of 1995, the Company notes following factors which, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein. Among the factors that could impact the Company's ability to achieve its stated goals are the following: (i) significant competitive activity, including advertising, promotional and price competition, and changes in consumer demand for the Company's products; (ii) fluctuations in the cost and availability of various ingredients and packaging materials; (iii) inherent risks in the marketplace associated with new product introductions, including uncertainties about trade and consumer acceptance and seasonal events such as Halloween (iv) the effect of acquisitions on the Company's results of operations and financial condition; (v) the effect of changes in foreign currencies on the Company's foreign subsidiaries operating results, and the effect of the Canadian dollar on products manufactured in Canada and marketed and sold in the United States in U.S. dollars; (vi) the Company's reliance on third-party vendors for various goods and services; (vii) the Company's ability to successfully implement new production processes and lines; (viii) the effect of changes in assumptions, including discount rates, sales growth and profit margins, and the capability to pass along higher ingredient and other input costs through price increases relating to the Company's impairment testing and analysis of its goodwill and trademarks; (ix) changes in the confectionary market place including actions taken by major retailers and customers; (x) customer and consumer response to marketing programs and price and product weight adjustments; (xi) dependence on significant customers, including the volume and timing of their purchases; (xii) increases in energy costs, including freight and delivery, we are not able to pass along to our customers through increased prices; (xiii) any significant labor stoppages or production interruptions; and (xiv) changes in governmental laws and regulations including taxes and tariffs. In addition, the Company's results may be affected by


                                  -6D-




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


Item 4.       CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, the chief executive officer and chief financial officer of the Company have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 29, 2007 and, based on their evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended September 29, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.



















                                  -6E-



              PART II - OTHER INFORMATION

             TOOTSIE ROLL INDUSTRIES, INC.
                    AND SUBSIDIARIES

Item 1A. Risk Factors

     In addition to the Risk Factors included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, the following is a significant factor that could impact the Company's financial condition or results of operations.

     As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2006, the Company performs its annual impairment review of goodwill and other intangible assets not subject to amortization in the fourth quarter of each year in accordance with FASB Statement No. 142, "Goodwill and Other Intangible Assets" ("FAS No. 142"). Under FAS No. 142, the impairment review of goodwill, trademarks and other intangible assets not subject to amortization must be based on estimated fair values. The valuation of intangible assets requires assumptions and estimates of many critical factors, including revenue and market growth, gross profit margins, operating cash flows, market multiples, and discount rates. The Company has experienced declines in its consolidated operating results compared to the prior year principally due to higher input costs including higher costs of ingredients and packaging materials, and higher costs for products manufactured in Canada resulting from the appreciation of the Canadian dollar relative to the U.S. dollar. The Company will be performing its annual impairment testing in fourth quarter 2007 which will include long-term financial and cash flow projections, including assumptions as to future revenue growth, price increases and cost and expense reductions that are necessary to recover these higher input costs. Adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in a non-cash impairment charge in the future under FAS No. 142.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds


                                                                    Approximate Dollar
                    (a) Total     (b) Average               Shares           Value of Shares that
                    Number of     Price Paid per     Purchased as Part of    May Yet Be Purchased
                      Shares         Share        Publicly Announced Plans   Under the Plans
  Period            Purchased                          Or Programs               or Programs_____

JUL 1 TO JUL 28          -        $      -          NOT APPLICABLE            NOT APPLICABLE

JUL 29 TO AUG 25    51,300           25.37          NOT APPLICABLE            NOT APPLICABLE

AUG 26 TO SEP 29    22,600           26.96          NOT APPLICABLE            NOT APPLICABLE

TOTAL               73,900        $  25.85

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

                            TOOTSIE ROLL INDUSTRIES, INC.

Date:  Nov. 7, 2007         BY:/S/MELVIN J. GORDON
                               Melvin J. Gordon
                               Chairman of the Board

Date:  Nov. 7, 2007         BY:/S/G. HOWARD EMBER, JR.
                               G. Howard Ember, Jr.
                               Vice President Finance































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

                                    Date:  Nov. 7, 2007


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

                                    Date:  Nov. 7, 2007


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

Industries, Inc. for the quarterly period ended September 29, 2007 (the

Form 10-Q) fully complies with the requirements of secton 13(a) or

15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q fairly presents, in all material respects,

the financial condition and results of operations of Tootsie Roll

Industries, Inc. and its subsidiaries.









Dated: Nov. 7, 2007                  /S/MELVIN J. GORDON
                                     Melvin J. Gordon
                                     Chairman and Chief
                                     Executive Officer



Dated: Nov. 7, 2007                  /S/G. HOWARD EMBER, JR.
                                     G. Howard Ember, Jr.
                                     V.P. Finance and
                                     Chief Financial Officer



















                             -7D-