Form 10-K
period 2007-12-31
TOOTSIE ROLL INDUSTRIES INC
filed 2008-02-29
CIK 98677

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.           ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “large accelerated filer,” “accelerated filer and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of February 25, 2008, there were outstanding 35,248,915 shares of Common Stock par value $.69-4/9 per share, and 18,845,616 shares of Class B Common Stock par value $.69-4/9 per share.

As of June 30, 2007, the aggregate market value of the Common Stock (based upon the closing price of the stock on the New York Stock Exchange on such date) held by non-affiliates was approximately $556,548,000.  Class B Common Stock is not traded on any exchange, is restricted as to transfer or other disposition, but is convertible into Common Stock on a share-for-share basis.  Upon such conversion, the resulting shares of Common Stock are freely transferable and publicly traded.  Assuming all 18,845,616 shares of outstanding Class B Common Stock were converted into Common Stock, the aggregate market value of Common Stock held by non-affiliates on June 30, 2007 (based upon the closing price of the stock on the New York Stock Exchange on such date) would have been approximately $653,319,000.  Determination of stock ownership by non-affiliates was made solely for the purpose of this requirement, and the Registrant is not bound by these determinations for any other purpose.

DOCUMENTS INCORPORATED BY REFERENCE

1.             Portions of the Company’s Annual Report to Shareholders for the year ended December 31, 2007 (the “2007 Report”) are incorporated by reference in Parts I and II of this report and filed as an exhibit to this report.

2.             Portions of the Company’s Definitive Proxy Statement for the Company’s Annual Meeting of Shareholders (the “2008 Proxy Statement”) scheduled to be held on May 5, 2008 are incorporated by reference in Part III of this report.

i

Forward-Looking Information

From time to time, in the Company’s statements and written reports, including this report, the Company discusses its expectations regarding future performance by making certain “forward-looking statements.”  Forward-looking statements can be identified by the use of words such as “anticipated,” “believe,” “expect,” “intend,” “estimate,” “project,” and other words of similar meaning in connection with a discussion of future operating or financial performance and are subject to certain factors, risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements.  These forward-looking statements are based on currently available competitive, financial and economic data and management’s views and assumptions regarding future events.  Such forward-looking statements are inherently uncertain, and actual results may differ materially from those expressed or implied herein.  Consequently, the Company wishes to caution readers not to place undue reliance on any forward-looking statements.  In connection with the “safe harbor provisions” of the Private Securities Litigation Reform Act of 1995, factors, among others, which could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein include those set forth in the subsection entitled “Risk Factors” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on Pages 10 and 11 of the 2007 Report, which subsection is incorporated herein by reference and filed as an exhibit to this report. In addition, the Company’s results may be affected by general factors, such as economic conditions, political developments, currency exchange rates, interest and inflation rates, accounting standards, taxes, and laws and regulations affecting the Company in markets where it competes and those factors described in Item 1A “Risk Factors” and elsewhere in this Annual Report on Form 10-K and in other Company filings with the Securities and Exchange Commission

PART I

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

The Company did not have a material backlog of firm orders at the end of the calendar years 2007 or 2006.

Packaging materials and ingredients used by the Company are readily obtainable from a number of suppliers at competitive prices.  Prices for refined corn products including corn syrup and dextrose were higher as significant amounts of corn and corn refining capacity have been redirected to ethanol production.  The prices of sugar, milk and vegetable oil, all of which are significant ingredients in the Company’s products, were higher in 2007 than in 2006 due to higher commodity costs.  Packaging material costs, including films, cartons, and waxed paper, were higher in 2007 as well.  In our Canadian plants, labor and fringe benefits as well as certain packaging, ingredients and supplies purchased locally translated to higher costs in 2007 due to the relative strength of the Canadian dollar.  The Company continues to seek competitive bids to leverage the high volume of annual purchases it makes of these items and to lower per unit costs.  The Company has engaged in hedging transactions, primarily in sugar, corn syrup and soybean oil and may do so in the future if and when advisable.  From time to time, the Company changes the size of certain of its products, which are usually sold at standard prices, to reflect significant changes in raw material costs.

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

Revenues from Wal-Mart Stores, Inc. aggregated approximately 22.4%, 23.7% and 24.0% of net product sales during the years ended December 31, 2007, 2006 and 2005,  respectively. Although no other customer other than Wal-Mart Stores, Inc. accounted for more than 10% of net sales, the loss of one or more significant customers could have a material adverse effect on the Company’s business

For a summary of sales and long-lived assets of the Company by geographic area and additional information regarding the foreign subsidiaries of the Company, see Note 9 of the Notes to Consolidated Financial Statements on Page 20 of the 2007 Report and on Page 4 of the 2007 Report under the section entitled “International.”  Note 9 and the aforesaid section are incorporated herein by reference.

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

•

Dependence on customers — The Company’s largest customer, Wal-Mart Stores, Inc., accounted for approximately 22.4% of net product sales in 2007.The loss of Wal-Mart or one or more other large customers, or a material decrease in purchases by one or more large customers, could result in decreased sales and adversely impact the Company’s results of operations and financial condition.

•

Changes in consumer preferences and tastes -  Failure to adequately anticipate and react to changing demographics, consumer trends, consumer health concerns and product preferences could have an adverse impact on the Company’s results of operations and financial condition.

•

Governmental laws and regulations - Governmental laws and regulations, including food and drug laws, laws related to advertising and marketing practices, accounting standards, taxation requirements, competition laws, employment laws and environmental laws, both in and outside the U.S, could adversely impact the Company’s results of operations and ability to compete in domestic or foreign marketplaces.

•	Labor stoppages - To the extent the Company experiences any material labor stoppages, such disputes or strikes could negatively affect shipments from suppliers or shipments of finished product.

•

Periodic impairment evaluations — The Company has a significant amount of intangible assets, such as goodwill and trademarks, and has adopted the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and indefinite lived intangible assets are not amortized but are subject to an annual impairment evaluation. A write-down of any of the Company’s intangible assets could materially and adversely impact its results of operations.

•

An increase in the cost of energy could affect our profitability - Energy costs could continue to rise, which would result in higher distribution, freight and other operating costs. The Company may not be able to offset these cost increases, which could have an adverse impact on the Company’s results of operations and financial condition.

•

Issues related to the quality and safety of our products, ingredients or packaging could cause a product recall, resulting in harm to the Company’s reputation and negatively impacting our operating results. —Negative publicity associated with these types of concerns, including a product recall relating to product contamination or product tampering, whether valid or not, could negatively impact demand for our products. Costs associated with these potential actions, including a product recall and related litigation or fines, and marketing costs relating to the re-launch of such products or brands, could negatively affect our operating results.

•

Operational interruptions relating to the implementation of new enterprise resource planning and supply chain computer software could be disruptive to the Company’s business. - The Company is currently in the process of implementing new business software systems to improve its operational efficiencies. Nonetheless, implementation of these new computer software systems over the next two years does add risk, including the potential disruption of supply chain planning and activities relating to sales demand forecasts, materials procurement, production planning, and customer shipments, all of which could negatively impact sales and profits.

•

Production interruptions — The majority of the Company’s products are manufactured in a single production facility on specialized equipment. In the event of a disaster at a specific plant location it would be difficult to transfer production to other facilities in a timely manner, which could result in loss of market share for the affected products.

•

International operations - While the countries in which the Company operates tend to be politically, socially and economically stable, to the extent there is political or social unrest, civil war, terrorism or significant economic instability, the results of the Company’s business in such countries could be adversely impacted Currency exchange rate fluctuations between the U.S. dollar and foreign currencies could have an adverse impact on the Company’s results of operations and financial condition.

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

The Company owns substantially all of the production machinery and equipment located in its plants.  The Company also holds four commercial real estate properties for investment which were acquired with the proceeds from a sale of surplus real estate in 2005.

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

ITEM 4.                                               Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company’s shareholders through the solicitation of proxies or otherwise during the fourth quarter of 2007.

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

PART II

ITEM 5.                                               Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s Common Stock is traded on the New York Stock Exchange.  The Company’s Class B Common Stock is subject to restrictions on transferability and no market exists for such shares of Class B Common Stock.  The Class B Common Stock is convertible at the option of the holder into shares of Common Stock on a share-for-share basis.  As of February 25, 2008, there were approximately 4,100 and 1,500 registered holders of record of Common and Class B Common Stock, respectively.  In addition, the Company estimates that as of February 25, 2008 there were 18,000 and 5,000 beneficial holders of Common and Class B Common Stock, respectively.  For information on the market price of, and dividends paid with respect to, the Company’s Common Stock, see the section entitled “2007-2006 Quarterly Summary of Tootsie Roll Industries, Inc. Stock Price and Dividends Per Share” which appears on Page 24 of the 2007 Report.  This section is incorporated herein by reference and filed as an exhibit to this report.

The following table sets forth information about the shares of Common Stock the Company repurchased on the open market during the quarter ended December 31, 2007:

			Total Number of	Maximum Number (or
	Total	Average	Shares Purchased	Approximate Dollar Value)
	Number	Price	as Part of Publicly	of Shares that May Yet
	of Shares	Paid per	Announced Plans	be Purchased Under the
Period	Purchased	Share	or Programs	Plans or Programs

Oct 1 to Oct 31	—	—	Not Applicable	Not Applicable
Nov 1 to Nov 30	603,100	$24.11	Not Applicable	Not Applicable
Dec 1 to Dec 31	41,800	$24.49	Not Applicable	Not Applicable
Total	644,900	$24.13

While the Company does not have a formal or publicly announced stock repurchase program, the Company’s Board of Directors periodically authorizes a dollar amount for share repurchases.  The treasurer executes share repurchase transactions according to these guidelines.

ITEM 6.                                               Selected Financial Data.

See the section entitled “Five Year Summary of Earnings and Financial Highlights” which appears on Page 25 of the 2007 Report.  This section is incorporated herein by reference and filed as an exhibit to this report.

ITEM 7.                                                     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on Pages 5-11 of the 2007 Report.  This section is incorporated herein by reference and filed as an exhibit to this report.

ITEM 7A.                                           Quantitative and Qualitative Disclosures About Market Risk.

See the section entitled “Market Risks” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 9-10 of the 2007 Report.  This section is incorporated herein by reference and filed as an exhibit to this report.

See also Note 1 of the Notes of Consolidated Financial Statements commencing on Page 16 of the 2007 Report, which is incorporated herein by reference.

ITEM 8.                                               Financial Statements and Supplementary Data.

The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 28, 2008, appearing on Pages 12-21 and 22 of the 2007 Report and the Quarterly Financial Data on Page 24 of the 2007 Report are incorporated by reference in this report.  With the exception of the aforementioned information and the information incorporated in Items 1, 5, 6, 7, 7A, and 9A, the 2007 Report is not to be deemed filed as part of this report.

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

Internal Control over Financial Reporting

(a) See Page 11 of the 2007 Report for Management’s Report on Internal Control over Financial Reporting, which is incorporated herein by reference.

(b) See Page 22 of the 2007 Report for the attestation report of the Company’s independent registered public accounting firm, which is incorporated herein by reference.

(c)  There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.                                             Other Information.

None

PART III

ITEM 10.                                               Directors,  Executive Officers and Corporate Governance.

See the information with respect to the Directors of the Company which is set forth in the section entitled “Election of Directors” of the 2008 Proxy Statement, which  section of the 2008 Proxy Statement is incorporated herein by reference.  See the information in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s 2008 Proxy Statement, which section is incorporated herein by reference.

The following table sets forth the information with respect to the executive officers of the Company:

Name	Position (1)	Age

Melvin J. Gordon*	Chairman of the Board and Chief Executive Officer (2)	88

Ellen R. Gordon*	President and Chief Operating Officer (2)	76

G. Howard Ember Jr.	Vice President/Finance	55

John W. Newlin Jr.	Vice President/Manufacturing	70

Thomas E. Corr	Vice President/Marketing and Sales	59

John P. Majors	Vice President/Distribution	46

Barry P. Bowen	Treasurer	52

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

ITEM 11.                                               Executive Compensation.

See the information set forth in the sections entitled “Executive Compensation”  and “Director Compensation” of the Company’s 2008 Proxy Statement, which are incorporated herein by reference.

ITEM 12.                                               Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

For information with respect to the beneficial ownership of the Company’s Common Stock and Class B Common Stock by the beneficial owners of more than 5% of said shares and by the management of the Company, see the sections entitled “Ownership of Common Stock and Class B Common Stock by Certain Beneficial Owners” and “Ownership of Common Stock and Class B Common Stock by Management” of the 2008 Proxy Statement.  These sections of the 2008 Proxy Statement are incorporated herein by reference.  The Company does not have any compensation plans under which equity securities of the Company are authorized for issuance.

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

See the section entitled “Independent Auditor Fees and Services” of the 2008 Proxy Statement, which is incorporated herein by reference.

ITEM 15.                                               Exhibits and Financial Statement Schedule.

(a)                                  Financial Statements.

The following financial statements and schedule are filed as part of this report:

(1)                                  Financial Statements (filed herewith as part of Exhibit 13):

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Earnings, Comprehensive Earnings and Retained Earnings for the three years ended December 31, 2007

Consolidated Statements of Cash Flows for the three years ended December 31, 2007

Consolidated Statements of Financial Position at December 31, 2007 and 2006

Notes to Consolidated Financial Statements

(2)                                  Financial Statement Schedule:

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

For the three years ended December 31, 2007 — Valuation and Qualifying Accounts

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

TOOTSIE ROLL INDUSTRIES, INC.

By:	Melvin J. Gordon
Melvin J. Gordon, Chairman
of the Board of Directors
and Chief Executive Officer

Date:	February 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Melvin J. Gordon	Chairman of the Board	February 28, 2008
Melvin J. Gordon	of Directors and Chief
Executive Officer (principal
executive officer)

Ellen R. Gordon	Director, President	February 28, 2008
Ellen R. Gordon	and Chief Operating Officer

Barre A. Seibert	Director	February 28, 2008
Barre A. Seibert

Lana Jane Lewis-Brent	Director	February 28, 2008
Lana Jane Lewis-Brent

Richard P. Bergeman	Director	February 28, 2008
Richard P. Bergeman

G. Howard Ember, Jr.	Vice President, Finance	February 28, 2008
G. Howard Ember, Jr.	(principal financial
officer and principal
accounting officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of

Tootsie Roll Industries, Inc.:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 28, 2008 appearing in the 2007 Annual Report to Shareholders of Tootsie Roll Industries, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Chicago, Illinois

February 28, 2008

TOOTSIE ROLL INDUSTRIES, INC.
AND SUBSIDIARY COMPANIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS (in thousands)

DECEMBER 31, 2007, 2006 AND 2005

Description	Balance at beginning of year	Additions charged to costs and expenses	Deductions(1)	Balance at End of Year

2007:
Reserve for bad debts	$1,741	$104	$118	$1,727
Reserve for cash discounts	581	10,093	10,114	560
	$2,322	$10,197	$10,232	$2,287

2006:
Reserve for bad debts	$1,703	$288	$250	$1,741
Reserve for cash discounts	552	10,199	10,170	581
	$2,255	$10,487	$10,420	$2,322

2005:
Reserve for bad debts	$1,954	$122	$373	$1,703
Reserve for cash discounts	486	10,013	9,947	552
	$2,440	$10,135	$10,320	$2,255

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

13

The following items incorporated by reference herein from the Company’s 2007 Annual Report to Shareholders for the year ended December 31, 2007 (the “2007 Report”), are filed as Exhibits to this report:

	(i)	Information under the section entitled “International” set forth on Page 4 of the 2007 Report;

	(ii)	Information under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth on Pages 5-11 of the 2007 Report;

	(iii)	Consolidated Statement of Earnings, Comprehensive Earnings and Retained Earnings for the three years ended December 31, 2007 set forth on Page 12 of the 2007 Report;

	(iv)	Consolidated Statement of Financial Position at December 31, 2007 and 2006 set forth on Pages 13-14 of the 2007 Report;

	(v)	Consolidated Statement of Cash Flows for the three years ended December 31, 2007 set forth on Page 15 of the 2007 Report;

	(vi)	Notes to Consolidated Financial Statements set forth on Pages 16-21 of the 2007 Report;

	(vii)	Management’s Report on Internal Control over Financial Reporting set forth on Page 11 of the 2007 Report,

	(viii)	Report of Independent Registered Public Accounting Firm set forth on Page 22 of the 2007 Report;

	(ix)	Quarterly Financial Data set forth on Page 24 of the 2007 Report;

	(x)	Information under the section entitled “2007-2006 Quarterly Summary of Tootsie Roll Industries, Inc. Stock Price and Dividends per Share” set forth on Page 24 of the 2007 Report; and

	(xi)	Information under the section entitled “Five Year Summary of Earnings and Financial Highlights” set forth on Page 25 of the 2007 Report.

21	List of Subsidiaries of the Company.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Management compensation plan or arrangement.