Form 10-Q
period 2008-03-29
TOOTSIE ROLL INDUSTRIES INC
filed 2008-05-08
CIK 98677

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                        FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended MARCH 29, 2008

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

                   Yes  X         No ___

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  X   Accelerated filer  __   Non-accelerated filer  __
Smaller reporting company __

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

                   Yes            No  X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (March
29, 2008)

Class                                             Outstanding

Common Stock, $.69 4/9 par value                  35,655,865
Class B Common Stock, $.69 4/9 par value          19,408,951



         TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES



                        MARCH 29, 2008



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

  Certifications                                                   7A-C

This Quarterly Report of Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See "Information Regarding Forward-Looking Statements" under Part I - Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on
Form 10-Q.

                              PART 1. FINANCIAL INFORMATION
                               ITEM 1. FINANCIAL STATEMENTS
                       TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                (in thousands of dollars)       (UNAUDITED)



ASSETS                                                March 29,       March 31,         Dec. 31,
 CURRENT ASSETS                                          2008            2007            2007
  Cash & cash equivalents                           $   45,267      $   58,189       $   57,606
  Investments                                           13,945          22,807           41,307
  Trade accounts receivable,
   Less allowances of
   $2,084, $2,055 & $2,287                              27,395          30,698           32,371
  Other receivables                                      4,789           3,592            2,913
  Inventories, at cost
   Finished goods & work in process                     49,637          52,269           37,031
   Raw material & supplies                              22,938          23,221           20,371
  Prepaid expenses                                       4,193           5,407            6,551
  Deferred income taxes                                  1,590           6,713            1,576

   Total current assets                                169,754         202,896          199,726

 PROPERTY, PLANT & EQUIPMENT, at cost
  Land                                                  19,398          19,402           19,398
  Buildings                                             88,226          87,273           88,225
  Machinery & equipment                                275,626         260,344          270,070
                                                       383,250         367,019          377,693
 Less-accumulated depreciation                         180,348         166,162          176,292
 Net property, plant and equipment                     202,902         200,857          201,401

 OTHER ASSETS

  Goodwill                                              73,237          73,237           73,237
  Trademarks                                           189,024         189,024          189,024
  Investments                                           75,011          54,043           65,993
  Split dollar life insurance                           74,944          73,357           74,944
  Investment in joint venture                           11,002           9,197            8,400
                                                       423,218         398,858          411,598

   Total assets                                       $795,874        $802,611         $812,725










                                                    -2-

(The accompanying notes are an integral part of these statements.)


                          (in thousands except per share data)      (UNAUDITED)


LIABILITIES AND SHAREHOLDERS' EQUITY                  March 29,       March 31,        Dec. 31,
 CURRENT LIABILITIES                                     2008            2007           2007
  Accounts payable                                   $   16,919       $   15,114      $   11,572
  Dividends payable                                       4,424              165           4,344
  Accrued liabilities                                    38,322           37,875          42,056
  Income tax payable                                        509                -               -
    Total current liabilities                            60,174           53,154          57,972

 NON-CURRENT LIABILITIES

  Deferred income taxes                                  36,234           40,410          35,940
  Postretirement health care and life
    insurance benefits                                   13,503           12,918          13,214
  Industrial development bonds                            7,500            7,500           7,500
  Liability for uncertain tax positions                  20,496           14,444          20,056
  Deferred compensation and other liabilities            36,668           38,240          39,813
    Total non-current liabilities                       114,401          113,512         116,523
    Total liabilities                                   174,575          166,666         174,495

SHAREHOLDERS' EQUITY

 Common Stock, $.69-4/9 par value-
  120,000 shares authorized; 35,656, 36,427 & 35,404
  respectively, issued                                   24,761           25,296          24,586
 Class B common stock, $.69-4/9 par value-
  40,000 shares authorized; 19,409, 18,934 & 18,892,
  respectively, issued                                   13,478           13,149          13,120
 Capital in excess of par value                         472,067          484,052         457,491
 Retained earnings                                      123,744          128,064         156,752
 Accumulated other comprehensive loss                   (10,759)         (12,624)        (11,727)
 Treasury stock (at cost)-
  65, 63 & 63 shares, respectively                       (1,992)          (1,992)         (1,992)
   Total shareholders' equity                           621,299          635,945        $638,230
   Total liabilities and
     shareholders' equity                              $795,874         $802,611        $812,725



                                                       -2A-

(The accompanying notes are an integral part of these statements.)

                  TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF
               EARNINGS, COMPREHENSIVE EARNINGS AND RETAINED EARNINGS
                 (in thousands except per share amounts)   (UNAUDITED)
                                                         13 WEEKS ENDED
                                             March 29, 2008  &  March 31, 2007
Net product sales                               $ 90,341             $ 92,914
Rental and royalty revenue                         1,092                1,509

Total revenue                                     91,433               94,423

Product cost of goods sold                        60,629               59,736
Rental and royalty cost                              282                  472

Total costs                                       60,911               60,208

Product gross margin                              29,712               33,178
Rental and royalty gross margin                      810                1,037

Total gross margin                                30,522               34,215

Selling, marketing and administrative expenses    20,050               21,056

Earnings from operations                          10,472               13,159

Other income (loss), net                          (1,240)               1,474

Earnings before income taxes                       9,232               14,633
Provision for income taxes                         2,779                4,822
Net earnings                                       6,453                9,811

Other comprehensive income, before tax:

Foreign currency translation adjustments           2,916                 (290)

Unrealized (losses) gains on securities           (2,144)                  35

Unrealized gains on derivatives                      574                  287

Other comprehensive income, before tax             1,346                   32

Income tax expense related to items
 of other comprehensive income                      (379)                (119)

Other comprehensive income (loss), net of tax        967                  (87)

Comprehensive earnings                          $  7,364             $  9,724

Retained earnings at beginning of period        $156,752             $169,233
Net earnings                                       6,453                9,811
Cash dividends                                    (4,296)              (4,295)
Stock dividends - 3%                             (35,165)             (46,685)

Retained earnings at end of period              $123,744             $128,064

Net earnings per share                             $0.12                $0.17
Dividends per share *                              $0.08                $0.08

Average number of shares outstanding              55,543               56,903

*Does not include 3% stock dividend to shareholders of record on 3/10/08 and 3/09/07.
                                     -3-
(The accompanying notes are an integral part of the statements.)

                         TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (in thousands of dollars)       (UNAUDITED)
                                                           13 WEEKS ENDED
                                                 March 29, 2008   &  March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                          $  6,453            $  9,811
Adjustments to reconcile net earnings to
 net cash provided by operating activities:
  Depreciation and amortization                          3,988               3,867
  Amortization of marketable securities                     97                 183
  Sales (purchases) of trading securities                  632                (307)
  Changes in operating assets and liabilities:
   Accounts receivable                                   5,043               4,309
   Other receivables                                    (1,302)                522
   Inventories                                         (15,091)            (11,641)
   Prepaid expenses and other assets                     2,373               3,326
   Accounts payable and accrued liabilities              1,573              (3,876)
   Income taxes payable and deferred                       881               7,551
   Postretirement health care and life
    insurance benefits                                     289                 336
   Deferred compensation and other liabilities          (1,193)                (47)
   Other                                                    85                  83

Net cash provided by operating activities                3,828              14,117

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                  (5,394)             (1,934)
  Purchase of available for sale securities            (23,236)             (9,418)
  Sale and maturity of available for
   sale securities                                      36,736               8,291

Net cash provided by (used in) investing activities      8,106              (3,061)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Dividends paid in cash                                (4,339)             (8,596)
  Shares repurchased and retired                       (19,934)                   -

Net cash used in financing activities                  (24,273)             (8,596)

Increase (decrease) in cash and cash equivalents       (12,339)              2,460
Cash and cash equivalents-beginning of year             57,606              55,729

Cash and cash equivalents end of quarter              $ 45,267            $ 58,189

Supplemental cash flow information:
  Income taxes paid (refunded)                        $    411            $ (4,870)
  Interest paid                                       $     50            $    221
  Stock dividend issued                               $ 35,043            $ 46,520


(The accompanying notes are an integral part of the statements.)



                                            -4-


          TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 29, 2008
       (in thousands except per share amounts) (UNAUDITED)


Note 1 - Foregoing data has been prepared from the unaudited financial records of Tootsie Roll Industries, Inc. and Subsidiaries
         (the Company) and in the opinion of management all adjustments necessary for a fair statement of the results for the interim period have been reflected. All adjustments were of a normal and recurring nature. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.


Note 2 - Average shares outstanding for the period ended March 29, 2008 reflects stock repurchases of 839 shares for $19,934 and a 3% stock dividend distributed on April 10, 2008. Average shares outstanding for the period ended March 31, 2007 reflects a 3% stock dividend distributed on April 12, 2007.


Note 3 - Results of operations for the period ended March 29, 2008 are not necessarily indicative of results to be expected for the year to end December 31, 2008 because of the seasonal nature of the Company's operations. Historically, the third quarter has been the Company's largest sales quarter due to Halloween sales.


Note 4 - The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company remains subject to examination by U.S. federal and state and foreign tax authorities for the years 2004 through 2006. With few exceptions, the Company is no longer subject to examinations by tax authorities for year 2003 and prior.


Note 5 - New Accounting Pronouncements

         In September 2006, the FASB issued statement No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The Company has adopted the provisions of SFAS 157 as of January 1, 2008, for financial instruments measured at fair value on recurring and nonrecurring basis. Although the adoption of SFAS 157 did not materially impact its financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its financial statements.







                               -5-



         SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

         As of March 29, 2008, the Company held certain financial assets that are required to be measured at fair value on a recurring basis. These included derivative hedging instruments related to the purchase of certain raw materials, investments in trading securities and available for sale securities, including auction rate securities (ARS), and investments associated with a foreign benefit plan, which were deemed immaterial for further discussion. The Company's available for sale and trading securities principally consist of municipal bonds and mutual funds that are publicly traded.

         As of March 29, 2008, the Company's long-term investments include $11,043 of Jefferson County Alabama Sewer Revenue Refunding Warrants which is an ARS that is classified as an available for sale security. Due to recent events in the credit markets, as well as events related to Jefferson County and its bond insurance carrier, Financial Guaranty Insurance Company (FGIC), the auction for this ARS failed during first quarter 2008 and on April 30, 2008. As such, the Company estimated the fair value of this ARS utilizing a valuation model with Level 3 inputs as of March 29, 2008. This valuation model considered, among other items, the credit risk of the collateral underlying the ARS, the credit risk of the bond insurer, interest rates, and the amount and timing of expected future cash flows including our expectation of the next successful auction. The Company corroborated the fair value of this ARS by comparing, where possible, to other ARS and municipal securities with similar characteristics.

         As of March 29, 2008, the Company has concluded that the market decline in fair value of its Jefferson County ARS is temporary because the Company continues to receive interest on its ARS on a timely basis, there has been no default on this ARS, and this ARS is insured by FGIC. The Company also has the intent and ability to hold this ARS to maturity. Therefore, the Company has recorded an unrealized loss of $2,507 (original cost and par value was $13,550) to accumulated other comprehensive income during the period.

         The Company has also classified this ARS as non-current and has included it in long-term Investments on the unaudited Condensed Consolidated Balance Sheet at March 29, 2008 because the Company believes that the current condition of the auction rate securities market, as well as the financial conditions of Jefferson County and FGIC, may take more than twelve months to improve.

         Any future fluctuation in fair value related to this ARS that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income. If the Company determines that any future valuation adjustment is other than temporary, it would record an impairment charge to earnings as appropriate.


                               -5A-


         The Company's assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at March 29, 2008, were as follows:


                                             Fair Value Measurements at Reporting
                                                         Date Using
                                                   Quoted
                                                  Prices in
                                                   Active
                                                   Markets    Significant
                                                     for         Other     Significant
                                                  Identical   Observable  Unobservable
(in thousands)                                      Assets     Inputs       Inputs
Description                           3/29/2008    (Level 1)   (Level 2)    (Level 3)
Auction Rate Security (ARS)           $  11,043    $       -   $       -    $  11,043
Available-for-sale Security              49,650                   49,650            -
 Excluding ARS
Commodity Derivatives                     1,038        1,038           -            -
Trading Securities                       30,242       30,242           -            -

Total assets measured at fair value   $  91,973    $  31,280      49,650    $  11,043


         Available for sale securities which utilize Level 2 inputs consist primarily of municipal bonds.

         Based on market conditions, the Company changed its valuation methodology for ARS to a discounted cash flow analysis during first quarter 2008. Accordingly, these securities changed from Level 2 to Level 3 within SFAS 157's hierarchy since the Company's initial adoption of SFAS 157 at January 1, 2008.

         The following table presents the Company's financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 at March 29, 2008:


                                Fair Value Measurements Using Significant
                                    Unobservable Inputs (Level 3)
                                           Auction
                                             Rate
                                           Security

(in thousands)
Balance at 12/31/2007                     $       -
Transfers to Level 3                         27,250

Included in other comprehensive income       (2,507)
Purchases and (sales) net                   (13,700)

Balance at 3/29/2008                      $  11,043


         In February 2007, the FASB issued SFAS No. 159, "The Fair
         Value Option for Financial Assets and Financial Liabilities-including an amendment to FASB Statement No. 115" (SFAS No.
         159), which permits entities to choose to measure many financial instruments and certain other items at fair value.
         SFAS No. 159 became effective beginning with our first quarter of 2008. The Company has chosen not to adopt the provisions of SFAS 159 for our existing financial instruments.



                               -5B-


         In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS 161"), which requires enhanced disclosures for derivative and hedging activities. SFAS 161 will become effective beginning with our first quarter of 2009. Early adoption is permitted. The Company is currently evaluating the impact of this standard on our Consolidated Financial Statements.

















































                               -5C-


               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               (dollars in thousands except per share amounts)


The following is management's discussion of the Company's operating results and analysis of factors that have affected the accompanying Condensed Consolidated Statement of Earnings.


NET PRODUCT SALES:                         Net change in
                                       First Quarter, 2008
              First Quarter                    vs.
           2008          2007          First Quarter, 2007
         $90,341        $92,914              (2.8%)


First quarter 2008 net product sales were $90,341 compared to $92,914 in first quarter 2007, a decrease of $2,573 or 2.8%. The first quarter 2008 sales decline principally reflects the overall recessionary economic conditions in the United States, the Company's principal market.

First quarter 2008 net product sales were $90,341 compared to $115,010 in fourth quarter 2007. Other than the factors affecting first quarter 2008 net product sales discussed above, this decrease in net product sales is not considered unusual, as the first quarter of the year is historically the Company's lowest sales quarter.


PRODUCT COST OF GOODS SOLD:

              First Quarter                 Percentage of Net Product Sales
          2008           2007                1st Qtr. 2008    1st Qtr. 2007
        $60,629        $59,736                    67.1%          64.3%


Product cost of goods sold as a percentage of net product sales increased from 64.3% in first quarter 2007 to 67.1% in first quarter 2008. This unfavorable increase in product cost of goods sold as a percentage of net product sales is primarily the result of higher input costs. These higher input costs principally relate to increases in costs for ingredients and packaging materials, products manufactured in Canada (due to less favorable foreign exchange rates), higher costs for labor and fringe benefits, and increases in plant manufacturing overhead costs. In addition, lower sales volumes also adversely affected certain plant manufacturing overhead costs as a percentage of net product sales. As a result, product gross margin decreased from 35.7% in first quarter 2007 to 32.9% in first quarter 2008, a decline of 2.8% as a percentage of net product sales.


SELLING, MARKETING AND ADMINISTRATIVE EXPENSES:

              First Quarter                Percentage of Net Product Sales
         2008             2007              1st Qtr. 2008    1st Qtr. 2007
       $20,050           $21,056                 22.2 %         22.7%


Selling, marketing and administrative expenses decreased from $21,056 in first quarter 2007 to $20,050 in first quarter 2008, a decrease of $1,006 or 4.8%. This decrease primarily reflects the decline in operating expenses relating to the decrease in net product sales, as well as a decline in deferred compensation


                                  -6-



expense which is discussed below. As a percentage of net product sales, such operating expenses decreased slightly from 22.7% in 2007 to 22.2% in 2008, principally reflecting the aforementioned decrease in deferred compensation expense. However, the Company was adversely affected by higher freight, delivery and warehousing expenses, principally reflecting higher fuel costs, during first quarter 2008 compared to the corresponding period in the prior year.

First quarter earnings from operations were $10,472 and $13,159 in 2008 and 2007, respectively, a decrease of $2,687 or 20.4%. Results for first quarter 2008 were adversely affected by lower sales volumes and higher input costs as discussed above. Although the Company took actions and implemented programs, including sales price increases and cost reduction initiatives, in 2008 to restore margins that declined as a result of higher input costs, the Company was not able to fully recover ongoing input cost increases in first quarter 2008.


NET EARNINGS:

              First Quarter               Percentage of Net Product Sales
          2008             2007            1st Qtr. 2008    1st Qtr. 2007
         $6,453            $9,811              7.1%            10.6%


First quarter 2008 net earnings were $6,453 compared to first quarter 2007 net earnings of $9,811. First quarter 2008 earnings per share were $0.12 compared to $0.17 in first quarter 2007, a decrease of $0.05 per share or 29%.

Other income (loss), net was ($1,240) in first quarter 2008 compared to $1,474 in first quarter 2007, a net decrease of $2,714. Other income (loss), net in 2008 includes $1,970 of investment losses on trading securities relating to deferred compensation plans; the aforementioned 2008 losses resulted in a corresponding decrease in deferred compensation expense included in aggregate cost of products sold and selling, marketing and administrative expenses for first quarter 2008. However, other income (loss), net in 2007 includes $452 of investment gains on trading securities relating to deferred compensation plans; the aforementioned 2007 gains resulted in a corresponding increase in deferred compensation expense included in aggregate cost of products sold and selling, marketing and administrative expenses for first quarter 2007.

The consolidated effective income tax rate decreased from 33.0% in first quarter 2007 to 30.1% in first quarter 2008, a favorable decline of 2.9%. The afore-mentioned decrease principally reflects a decrease in state income tax expense.

In addition to the factors discussed above, earnings per share benefited from fewer shares outstanding as a result of the Company's share repurchases during the trailing twelve months including first quarter 2008.


LIQUIDITY AND CAPITAL RESOURCES:

The Company's current ratio (current assets divided by current liabilities) was
2.8 to 1 as of the end of first quarter 2008 as compared to 3.8 to 1 as of the end of first quarter 2007 and 3.4 to 1 as of the end of fourth quarter 2007.
Net working capital was $109,580 as of the end of first quarter 2008 as compared to $149,742 and $141,754 as of the end of first quarter 2007 and fourth quarter 2007, respectively. The aforementioned net working capital amounts are principally reflected in aggregate cash and cash equivalents and short-term




                              -6A-


investments which totaled $59,212 as of the end of first quarter 2008 compared to $80,996 and $98,913, as of the end of first quarter 2007 and fourth quarter 2007, respectively. In addition, long term investments, principally debt securities comprising municipal bonds, were $75,011 (including $11,043 of Jefferson County auction rate securities discussed below under "New Accounting Pronouncements") as of the end of first quarter 2008, as compared to $54,043 and $65,993 as of the end of first quarter 2007 and fourth quarter 2007, respectively. Aggregate cash and cash equivalents and short and long-term investments were $134,223, $135,039, $164,306, respectively for first quarter ended 2008 and 2007, and fourth quarter 2007, respectively. Except for the Jefferson County auction rate securities referenced above, investments in municipal bonds and other debt securities that matured during first quarters 2008 and 2007 were generally used to purchase the Company's common stock or were replaced with debt securities of similar maturities.

Net cash provided by operating activities was $3,828 for first quarter 2008, as compared to $14,117 for first quarter 2007. The aforementioned change in net cash provided by operating activities principally reflects the $3,358 decline in net earnings for the comparative periods, and the timing of payments and cash flows relating to inventories, accounts payable and accrued liabilities, and income taxes payable and deferred. Capital expenditures for first quarter 2008 and 2007 were $5,394 and $1,934, respectively. Capital expenditures for the 2008 year are anticipated to be generally in line with historical annualized spending, and are to be funded from the Company's cash flow from operations and internal sources.

Cash dividends declared in first quarter 2008 and 2007 were $4,296 and $4,295, respectively. However, dividends paid in cash were $4,339 and $8,596, in first quarter 2008 and 2007, respectively. The difference between dividends declared and dividends paid is due to the timing of the payment of the first quarter dividend in 2007.

During first quarter 2008, the Company purchased and retired 839 of its shares of common stock for $19,934. The Company had no repurchases and retirements of its outstanding common stock during first quarter 2007.


NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued statement No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The Company has adopted the provisions of SFAS 157 as of January 1, 2008, for financial instruments. Although the adoption of SFAS 157 did not materially impact its financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its financial statements.

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.






                              -6B-



As of March 29, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the Company's derivative instruments related to certain commodities and raw materials which are hedged by the Company, and investments in trading securities and available for sale securities, including auction rate securities (ARS). The Company's available for sale and trading securities investments principally consist of municipal bonds and mutual funds that are publicly traded.

As of December 31, 2008, the Company held $27,250 of ARS, $13,700 of which were successfully auctioned and sold during first quarter 2008. As of March 29, 2008, the Company's long-term investment includes $11,043 of Jefferson County Alabama Sewer Revenue Refunding Warrants which is an ARS that is classified as an available for sale security. Due to recent events in the credit markets, as well as events related to Jefferson County and its bond insurance carrier, Financial Guaranty Insurance Company (FGIC), the auction for this ARS failed during first quarter 2008 and on April 30, 2008. As such, the Company estimated the fair value of this ARS utilizing a valuation model with Level 3 inputs as of March 29, 2008. This valuation model considered, among other items, the credit risk of the collateral underlying the ARS, the credit risk of the bond insurer, interest rates, and the amount and timing of expected future cash flows including our expectation of the next successful auction. The Company corroborated the fair value of this ARS by comparing, where possible, to other ARS and municipal securities with similar characteristics.

As of March 29, 2008, the Company has concluded that the market decline in fair value of its Jefferson County ARS is temporary because the Company continues to receive interest on its ARS on a timely basis, there has been no default on this ARS, and this ARS is insured by FGIC. The Company also has the intent and ability to hold this ARS to maturity. Therefore, the Company has recorded an unrealized loss of $2,507 (original cost and par value was $13,550) to accumulated other comprehensive income during the period.

The Company has also classified this ARS as non-current and has included it in long-term Investments on the unaudited Condensed Consolidated Balance Sheet at March 29, 2008 because the Company believes that the current condition of the auction rate securities market, as well as the financial conditions of Jefferson County and FGIC, may take more than twelve months to improve.

Any future fluctuation in fair value related to this ARS that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income. If the Company determines that any future valuation adjustment is other than temporary, it would record an impairment charge to earnings as appropriate.


INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This discussion and certain other sections contain forward-looking statements that are based largely on the Company's current expectations and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of words such as "anticipated," "believe," "expect," "intend," "estimate," "project," and other words of similar meaning in connection with a discussion of future operating or financial performance and are subject to certain factors, risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements. Such factors, risks, trends and uncertainties, which in some instances are beyond the Company's control, including without limitation, the following: (i) significant competitive activity, including advertising, promotional and price competition, and changes in consumer demand for the Company's products; (ii) fluctuations in the cost and availability of various ingredients and packaging


                              -6C-



materials; (iii) inherent risks in the marketplace, including uncertainties about trade and consumer acceptance and seasonal events such as Halloween; (iv) the effect of acquisitions on the Company's results of operations and financial condition; (v) the effect of changes in foreign currencies on the Company's foreign subsidiaries operating results, and the effect of the Canadian dollar on products manufactured in Canada and marketed and sold in the United States in U.S. dollars; (vi) the Company's reliance on third-party vendors for various goods and services; (vii) the Company's ability to successfully implement new production processes and lines; (viii) the effect of changes in assumptions, including discount rates, sales growth and profit margins, and the capability to pass along higher ingredient and other input costs through price increases, relating to the Company's impairment testing and analysis of its goodwill and trademarks; (ix) changes in the confectionery marketplace including actions taken by major retailers and customers; (x) customer and consumer response to marketing programs and price and product weight adjustments, and new products;
(xi) dependence on significant customers, including volume and timing or purchases and availability of shelf space; (xii) increases in input costs, including ingredients, packaging materials, energy and fuel costs related to freight and delivery, that cannot be passed on to customers through increased prices due to competitive reasons; (xiii) any significant labor stoppages, strikes or production interruptions; (xiv) changes in governmental laws and regulations including taxes and tariffs; (xv) changes in the auction rate securities markets and issuing municipalities and their insurers. In addition, the Company's results may be affected by general factors, such as economic conditions, political developments, currency exchange rates, interest and inflation rates, accounting standards, taxes, and laws and regulations affecting the Company in markets where it competes and those factors described in Part 1,
Item 1A "Risk Factors" and elsewhere in the Company's Annual Report on Form
10-K and in other Company filings, including quarterly reports on Form 10-Q, with the Securities and Exchange Commission.

The risk factors identified and referred to above are believed to be significant factors, but not necessarily all of the significant factors that could cause actual results to differ from those expressed in any forward-looking statement. Readers are cautioned not to place undue reliance on such forward-looking statements, which are made only as of the date of this report. The Company undertakes no obligation to update such forward-looking statements.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK:

The Company is exposed to various market risks, including fluctuations in sugar, corn syrup, edible oils, including soybean oil, cocoa, dextrose, milk and whey, and gum-base ingredients and packaging and fuel costs. The Company is exposed to exchange rate fluctuations in the Canadian dollar which is the currency used for a portion of the raw material and packaging material costs and operating expenses at its Canadian plants. The Company invests in securities with maturities of up to three years, the majority of which are held to maturity, which limits the Company's exposure to interest rate fluctuations. Except for the Jefferson County auction rate security discussed above, there has been no material change in the Company's market risks that would significantly affect the disclosures made in the Form 10-K for the year ended December 31, 2007.


Item 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, the chief executive officer and chief financial officer of the Company have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 29, 2008 and, based on their evaluation, the chief


                              -6D-



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

There has been no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended March 29, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
















































                              -6E-

                    PART II - OTHER INFORMATION

                    TOOTSIE ROLL INDUSTRIES, INC.
                          AND SUBSIDIARIES

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds


                                                                             Approximate Dollar
                    (a) Total     (b) Average               Shares           Value of Shares that
                    Number of     Price Paid per     Purchased as Part of    May Yet Be Purchased
                      Shares         Share        Publicly Announced Plans   Under the Plans
  Period            Purchased                          Or Programs               or Programs_____

JAN 1 TO JAN 26      167,700      $ 25.17           NOT APPLICABLE            NOT APPLICABLE

JAN 27 TO FEB 23       9,000        24.96           NOT APPLICABLE            NOT APPLICABLE

FEB 24 TO MAR 29     662,200        23.34           NOT APPLICABLE            NOT APPLICABLE

TOTAL                838,900      $ 23.72

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

                            TOOTSIE ROLL INDUSTRIES, INC.

Date:  May 08, 2008         BY:/S/MELVIN J. GORDON
                               Melvin J. Gordon
                               Chairman of the Board

Date:  May 08, 2008         BY:/S/G. HOWARD EMBER, JR.
                               G. Howard Ember, Jr.
                               Vice President Finance






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

                                    Date:  May 08, 2008


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

                                    Date:  May 08, 2008


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

Industries, Inc. for the quarterly period ended March 29, 2008 (the

Form 10-Q) fully complies with the requirements of section 13(a) or

15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q fairly presents, in all material respects,

the financial condition and results of operations of Tootsie Roll

Industries, Inc. and its subsidiaries.









Dated: May 08, 2008                  /S/MELVIN J. GORDON
                                     Melvin J. Gordon
                                     Chairman and Chief
                                     Executive Officer



Dated: May 08, 2008                  /S/G. HOWARD EMBER, JR.
                                     G. Howard Ember, Jr.
                                     V.P./Finance and
                                     Chief Financial Officer












                             -7C-