Form 10-Q
period 2008-06-28
TOOTSIE ROLL INDUSTRIES INC
filed 2008-08-06
CIK 98677

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                        FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 28, 2008

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

                   Yes X         No ___

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer X                Accelerated filer   _
Non-accelerated filer  __            Smaller reporting company ___

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

                   Yes           No  X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (June 28, 2008)

Class                                             Outstanding

Common Stock, $.69 4/9 par value                   35,659,234
Class B Common Stock, $.69 4/9 par value           19,405,582



         TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES



                        JUNE 28, 2008



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

            Notes to Condensed Consolidated Financial Statements  5-5C


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

  Item 6.   Exhibits                                              7A

  Signatures                                                      7A

  Certifications                                                  7B-7D


This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See "Information Regarding Forward-Looking Statements" under Part I - Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q.


                               PART 1. FINANCIAL INFORMATION
                               ITEM 1. FINANCIAL STATEMENTS
                       TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                               (in thousands of dollars)       (UNAUDITED)



ASSETS                                     June 28,       June 30,          Dec. 31,
 CURRENT ASSETS                               2008         2007               2007__
  Cash & cash equivalents                  $ 31,251      $ 39,761          $ 57,606
  Investments                                15,778        19,596            41,307
  Trade accounts receivable,
   Less allowances of
   $2,081, $2,090 & $2,287                   25,120        27,396            32,371
  Other receivables                           3,487         2,850             2,913
  Inventories, at cost
   Finished goods & work in process          74,858        75,333            37,031
   Raw material & supplies                   27,683        25,735            20,371
  Prepaid expenses                            2,806         5,114             6,551
  Deferred income taxes                       1,585         7,150             1,576

   Total current assets                     182,568       202,935           199,726

 PROPERTY, PLANT & EQUIPMENT, at cost

  Land                                       19,417        19,402            19,398
  Buildings                                  88,286        87,273            88,225
  Machinery & equipment                     279,802       263,034           270,070
                                            387,505       369,709           377,693
 Less-accumulated depreciation              184,085       169,100           176,292
 Net property, plant and equipment          203,420       200,609           201,401

 OTHER ASSETS

  Goodwill                                   73,237        73,237            73,237
  Trademarks                                189,024       189,024           189,024
  Investments                                73,217        59,172            65,993
  Split dollar life insurance                74,944        75,058            74,944
  Investment in joint venture                11,030         9,207             8,400
                                            421,452       405,698           411,598

   Total assets                            $807,440      $809,242          $812,725





(The accompanying notes are an integral part of these statements.)

                  (in thousands except per share data)      (UNAUDITED)


LIABILITIES AND SHAREHOLDERS' EQUITY        June 28,       June 30,      Dec. 31,
 CURRENT LIABILITIES                          2008           2007          2007__
  Accounts payable                          $ 26,983      $ 18,817       $ 11,572
  Dividends payable                            4,425         4,401          4,344
  Accrued liabilities                         36,829        38,027         42,056
    Total current liabilities                 68,237        61,245         57,972

 NON-CURRENT LIABILITIES

  Deferred income taxes                       35,794        36,504         35,940
  Postretirement health care and life
    insurance benefits                        13,847        13,201         13,214
  Industrial development bonds                 7,500         7,500          7,500
  Liability for uncertain tax positions       21,009        19,273         20,056
  Deferred compensation and other
   liabilities                                36,934        39,398         39,813
    Total non-current liabilities            115,084       115,876        116,523
    Total liabilities                        183,321       177,121        174,495

SHAREHOLDERS' EQUITY

 Common Stock, $.69-4/9 par value-
  120,000 shares authorized; 35,659,
  36,099 & 35,404, respectively, issued       24,763        25,069         24,586
 Class B common stock, $.69-4/9 par value-
  40,000 shares authorized; 19,406, 18,916
  & 18,892, respectively, issued              13,476        13,136         13,120
 Capital in excess of par value              472,067       474,467        457,491
 Retained earnings                           126,589       133,894        156,752
 Accumulated other comprehensive loss        (10,784)      (12,453)       (11,727)
 Treasury stock (at cost)-
  65, 63 & 63 shares, respectively            (1,992)       (1,992)        (1,992)
   Total shareholders' equity                624,119       632,121        638,230
   Total liabilities and
     shareholders' equity                   $807,440      $809,242       $812,725








                                                       -2A-


(The accompanying notes are an integral part of these statements.)

                  TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF
               EARNINGS, COMPREHENSIVE EARNINGS AND RETAINED EARNINGS
                 (in thousands except per share amounts)   (UNAUDITED)
                                                        13 WEEKS ENDED
                                               June 28, 2008  &  June 30, 2007
Net product sales                               $101,591             $101,901
Rental and royalty revenues                        1,023                1,282

Total revenues                                   102,614              103,183

Product cost of goods sold                        68,741               67,476
Rental and royalty costs                             234                  294

Total costs                                       68,975               67,770

Product cost of goods sold                        32,850               34,425
Rental and royalty gross margins                     789                  988

Total gross margin                                33,639               35,413

Selling, marketing and administrative expenses    23,188               24,166

Earnings from operations                          10,451               11,247

Other income, net                                    653                3,054

Earnings before income taxes                      11,104               14,301
Provision for income taxes                         3,858                4,075
Net earnings                                       7,246               10,226

Other comprehensive income, before tax:

Foreign currency translation adjustments             647                  290

Unrealized losses on securities                     (216)                 (23)

Unrealized losses on derivatives                    (856)                (169)

Other comprehensive (loss) income, before tax       (425)                  98

Income tax benefit related to items
 of other comprehensive income                       399                   72

Other comprehensive (loss) income, net of tax        (26)                 170

Comprehensive earnings                          $  7,220             $ 10,396

Retained earnings at beginning of period        $123,744             $128,064
  Net earnings                                     7,246               10,226
  Cash dividends                                  (4,401)              (4,396)

Retained earnings at end of period              $126,589             $133,894

   Net earnings per share                          $0.13                $0.18
   Dividends per share *                           $0.08                $0.08

Average number of shares outstanding              55,000               56,745

*Does not include 3% stock dividend to shareholders of record on 3/10/08 and 3/09/07.

(The accompanying notes are an integral part of these statements.)

                           TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF
                 EARNINGS, COMPREHENSIVE EARNINGS AND RETAINED EARNINGS
                  (in thousands except per share amounts)     (UNAUDITED)
                                                            26 WEEKS ENDED
                                               June 28, 2008  &  June 30, 2007
Net product sales                               $191,932             $194,815
Rental and royalty revenues                        2,115                2,791

Total revenues                                  194,047              197,606

Product cost of goods sold                       129,370              127,212
Rental and royalty costs                             516                  766

Total costs                                      129,886              127,978

Product gross margin                              62,562               67,603
Rental and royalty gross margins                   1,599                2,025

Total gross margin                                64,161               69,628

Selling, marketing and administrative expenses    43,238               45,222

Earnings from operations                          20,923               24,406

Other (loss) income, net                            (587)               4,528

Earnings before income taxes                      20,336               28,934
Provision for income taxes                         6,637                8,897
Net earnings                                      13,699               20,037

Other comprehensive income, before tax:

Foreign currency translation adjustments           3,563                    -

Unrealized (losses) gains on securities           (2,360)                  12

Unrealized (losses) gains on derivatives            (282)                 118

Other comprehensive income, before tax               921                  130

Income tax benefit (expense) related to items
  of other comprehensive income                       20                  (47)

Other comprehensive income, net of tax               941                   83

Comprehensive earnings                          $ 14,640             $ 20,120

Retained earnings at beginning of period        $156,752             $169,233
  Net earnings                                    13,699               20,037
  Cash dividends                                  (8,697)              (8,691)
  Stock dividends - 3%                           (35,165)             (46,685)

Retained earnings at end of period              $126,589             $133,894

   Net earnings per share                          $0.25                $0.35
   Dividends per share *                           $0.16                $0.16

Average number of shares outstanding              55,310               56,812

*Does not include 3% stock dividend to shareholders of record on 3/10/08 and 3/09/07.

                                      -3A-
(The accompanying notes are an integral part of these statements.)

                         TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (in thousands of dollars)       (UNAUDITED)
                                                           26 WEEKS ENDED
                                                 June 28, 2008   &   June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                          $ 13,699            $ 20,037
Adjustments to reconcile net earnings to
 net cash provided by (used in) operating
 activities:
  Depreciation and amortization                          8,005               7,796
  Amortization of marketable securities                    202                 312
  Sales (purchases) of trading securities                   97                (326)
  Changes in operating assets and liabilities:
   Accounts receivable                                   7,429               7,679
   Other receivables                                      (856)              1,202
   Inventories                                         (44,872)            (37,111)
   Prepaid expenses and other assets                     3,789               1,019
   Accounts payable and accrued liabilities             10,091                 (61)
   Income taxes payable and deferred                       910               8,920
   Postretirement health care and life
    insurance benefits                                     633                 619
   Deferred compensation and other liabilities          (1,051)               (392)
   Other                                                   224                  66

Net cash (used in) provided by operating activities     (1,700)              9,760

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                  (9,742)             (5,506)
  Purchase of available for sale securities            (25,456)            (15,104)
  Sale and maturity of available for
   sale securities                                      39,216              13,463

Net cash provided by (used in) investing activities      4,018              (7,147)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Dividends paid in cash                                (8,738)             (8,756)
  Shares repurchased and retired                       (19,935)             (9,825)

Net cash used in financing activities                  (28,673)            (18,581)

Decrease in cash and cash equivalents                  (26,355)            (15,968)
Cash and cash equivalents-beginning of year             57,606              55,729

Cash and cash equivalents end of quarter              $ 31,251            $ 39,761

Supplemental cash flow information:
  Income taxes paid (refunded), net                   $  4,531            $   (300)
  Interest paid                                       $    148            $    319
  Stock dividend issued                               $ 35,043            $ 46,520


(The accompanying notes are an integral part of these statements.)




          TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        June 28, 2008
       (in thousands except per share amounts) (UNAUDITED)


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


Note 2 - Average shares outstanding for the 26 week period ended June 28, 2008 reflects stock repurchases and subsequent retirements of 839 shares for $19,934 and a 3% stock dividend distributed on April 10, 2008. Average shares outstanding for the 26 week period ended June 30, 2007 reflects stock repurchases and subsequent retirements of 346 shares for $9,825 and a 3% stock dividend distributed on April 12, 2007.


Note 3 - Results of operations for the period ended June 28, 2008 are not necessarily indicative of results to be expected for the year to end December 31, 2008 because of the seasonal nature of the Company's operations. Historically, the third quarter has been the Company's largest sales quarter due to Halloween sales.


Note 4 - The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company remains subject to examination by U.S. federal and state and foreign tax authorities for the years 2004 through 2006. With few exceptions, the Company is no longer subject to examinations by tax authorities for years 2003 and prior.

Note 5 - New Accounting Pronouncements

         In September 2006, the FASB issued statement No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The Company has adopted the provisions of SFAS 157 as of January 1, 2008, for financial instruments measured at fair value on recurring and nonrecurring basis. Although the adoption of SFAS 157 did not materially impact its financial condition, results of operations, or cash flows, the Company is now required to provide additional disclosures as part of its financial statements.

         SFAS 157 establishes a three-tier fair value hierarchy, which prior-itizes the inputs used in measuring fair value. These tiers include:
         Level 1, inputs defined as quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date; Level 2 inputs defined as inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

         In February 2008, the FASB issued FASB Staff Position FAS 157-2, "Effective Date of FASB Statement No. 157" (FSP SFAS 157-2). FSP SFAS 157-2 delays the effective date SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The non-financial assets and non-financial liabilities for which the Company has not applied the fair value provisions of SFAS 157 include goodwill and other intangible assets. The effective date for application of SFAS 157 to non-financial assets and non-financial liabilities will be fiscal and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of adopting SFAS 157 for non-financial assets and non-financial liabilities on our financial statements.

         As of June 28, 2008, the Company held certain financial assets that are required to be measured at fair value on a recurring basis. These included derivative hedging instruments related to the purchase of certain raw materials, investments in trading securities and available for sale securities, including auction rate securities (ARS), and investments associated with a foreign benefit plan, which were deemed immaterial for further discussion. The Company's available for sale and trading securities principally consist of municipal bonds and mutual funds that are publicly traded.

         As of June 28, 2008, the Company's long-term investments include $11,043 of Jefferson County Alabama Sewer Revenue Refunding Warrants which is an ARS that is classified as an available for sale security. Due to recent events in the credit markets, as well as events related to Jefferson County and its bond insurance carrier, Financial Guaranty Insurance Company (FGIC), the auction for this ARS failed during the first half of 2008. As such, the Company estimated the fair value of this ARS utilizing a valuation model with Level 3 inputs as of June 28, 2008. This valuation model considered, among other items, the credit risk of the collateral underlying the ARS, the credit risk of the bond insurer, interest rates, and the amount and timing of expected future cash flows including our assumption about the market expectation of the next successful auction.

         As of June 28, 2008, the Company has concluded that the market decline in fair value of its Jefferson County ARS is temporary because the Company continues to receive interest on its ARS on a timely basis, there has been no default on this ARS, and this ARS is insured by FGIC. The Company also has the intent and ability to hold this ARS until recovery. We expect to receive all contractual cash flows. Therefore, the Company has recorded an unrealized loss of $2,507 (original cost and par value was $13,550) to accumulated other comprehensive income as of June 28, 2008.

         The Company has also classified this ARS as non-current and has included it in long-term Investments on the unaudited Condensed Consolidated Balance Sheet at June 28, 2008 because the Company believes that the current condition of the auction rate securities market, as well as the financial conditions of Jefferson County and FGIC, may take more than twelve months to improve.



                               -5A-



         Any future fluctuation in fair value related to this ARS that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income. If the Company determines that any future valuation adjustment is other than temporary, it would record an impairment charge to earnings as appropriate.

         The Company's assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at June 28, 2008, were as follows:


                                             Fair Value Measurements at Reporting
                                                         Date Using
                                                   Quoted
                                                  Prices in
                                                   Active
                                                   Markets    Significant
                                                     for         Other     Significant
                                                  Identical   Observable  Unobservable
(in thousands)                                      Assets     Inputs       Inputs
Description                           6/28/2008    (Level 1)   (Level 2)    (Level 3)
Auction Rate Security (ARS)           $  11,043    $       -   $       -    $  11,043
Available-for-sale Security              47,094                   47,094            -
 Excluding ARS
Commodity Derivatives                       308          308           -            -
Trading Securities                       30,858       30,858           -            -

Total assets measured at fair value   $  89,303    $  31,166      47,094    $  11,043


         Available for sale securities which utilize Level 2 inputs consist primarily of municipal bonds, which trade in markets that are not considered to be active, but are valued based on quoted market prices or alternative pricing sources with reasonable levels of price transparency.

         Based on market conditions, the Company changed its valuation methodology for ARS to a discounted cash flow analysis during first quarter 2008. Accordingly, these securities changed from Level 2 to Level 3 within SFAS 157's hierarchy since the Company's initial adoption of SFAS 157 at January 1, 2008.

         The following table presents the Company's financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 at June 28, 2008:


                                Fair Value Measurements Using Significant
                                    Unobservable Inputs (Level 3)
                                           Auction
                                             Rate
                                           Security

(in thousands)
Balance at 1/1/2008                       $       -
Transfers to Level 3                         27,250

Included in other comprehensive income       (2,507)
Purchases and (sales) net                   (13,700)

Balance at 6/28/2008                      $  11,043


                               -5B-



         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment to FASB Statement No. 115" (SFAS No.
         159), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 became effective beginning with our first quarter of 2008. The Company has chosen not to elect the fair value option for our existing financial instruments.

         In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" (SFAS 161), which requires enhanced disclosures for derivative and hedging activities. SFAS 161 will become effective beginning with our first quarter of 2009. Early adoption is permitted. The Company is currently evaluating the impact of this standard on our Consolidated Financial Statements.









































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


NET PRODUCT SALES                         Net change in
                                       Second Quarter, 2008
             Second Quarter                    vs.
           2008          2007          Second Quarter, 2007
         $101,591      $101,901               (0.3) %


                                         First Half, 2008
               First Half                      vs.
           2008          2007            First Half, 2007
         $191,932      $194,815               (1.5) %


Second quarter 2008 net product sales were $101,591 compared to $101,901 in second quarter 2007, a decrease of $310 or 0.3%. First half 2008 net product sales of $191,932 decreased $2,883 or 1.5% from first half 2007 net product sales of $194,815. The sales decline in the first half 2008 reflects the overall challenging economic conditions and competitive factors during the period.


PRODUCT COST OF GOODS SOLD:

             Second Quarter                 Percentage of Net Product Sales
          2008           2007                2nd Qtr. 2008    2nd Qtr. 2007
        $68,741        $67,476                    67.7%           66.2%



               First Half                   Percentage of Net Product Sales
          2008           2007                1st Half 2008    1st Half 2007
        $129,370        $127,212                   67.4%           65.3%


Product cost of goods sold as a percentage of net product sales increased from 66.2% in the second quarter 2007 to 67.7% in second quarter 2008, and from 65.3% in first half 2007 to 67.4% in first half 2008. These increases in product cost of goods sold as a percentage of product net sales are primarily the result of higher input costs relating to major ingredients, packaging materials, and less favorable foreign exchange rates with regard to products manufactured in Canada. Increased plant overhead spending against lower sales volumes also contributed to increased product cost of goods sold as a percent of net product sales.

The Company's ability to forecast the direction and scope of changes to its major input costs is currently impacted by significant volatility in crude oil, corn, soybean and sugar markets. The prices of these commodities are influenced by increasing global demand; changes in farm policy, including mandates for bio- fuels; and fluctuations in the U.S. dollar relative to dollar-denominated commodities in world markets. The Company believes that its competitors face the same or similar challenges.


In order to address the impact of rising input and other costs, the Company periodically reviews each item in its product portfolio to ascertain if price increases, weight declines (indirect price increase) or other actions may be taken. This review includes an evaluation of the risk factors relating to market place acceptance of such changes and their potential effect on future sales volumes. In addition, the estimated cost of packaging modifications associated with weight changes is evaluated.

The Company also maintains ongoing cost reduction programs whereby cost savings initiatives are encouraged and progress monitored. The Company is not able to accurately predict the outcome of these cost savings initiatives and their effects on its future results.


SELLING, MARKETING AND ADMINISTRATIVE EXPENSES:

             Second Quarter                  Percentage of Net Product Sales
          2008            2007                2nd Qtr. 2008    2nd Qtr. 2007
        $23,188         $24,166                    22.8%          23.7%

              First Half                    Percentage of Net Product Sales
          2008            2007               1st Half 2008    1st Half 2007
        $43,238         $45,222                    22.5%          23.2%


Second quarter 2008 selling, marketing and administrative expenses were $23,188 compared to $24,166 in second quarter 2007, a decrease of $978 or 4.0%. These same expenses decreased from $45,222 in first half 2007 to $43,238 in first half 2008, a decrease of $1,984 or 4.4%. The aforementioned decreases in expenses for both periods primarily reflect the change in net product sales, as well as a decline in deferred compensation expense, which is discussed below. As a percentage of net product sales, such operating expenses decreased slightly from 23.7% in second quarter 2007 to 22.8% in second quarter 2008 and from 23.2% in first half 2007 to 22.5% in first half 2008, principally reflecting the decrease in deferred compensation expense. However, the Company was adversely affected by higher freight, delivery and warehousing expenses, principally reflecting higher fuel costs, during both second quarter and first half 2008 compared to the corresponding periods in the prior year.

Second quarter 2008 earnings from operations were $10,451 compared to $11,247 in second quarter 2007, a decrease of $796 or 7.1%. First half 2008 earnings from operations were $20,923 compared to $24,406 a decrease of $3,483 or 14.3%. The decline in operating earnings during both second quarter and first half 2008 were primarily the result of lower sales volume and higher input costs as discussed above.


NET EARNINGS:
                                              Second Quarter, 2008
            Second Quarter                           vs.
         2008             2007                Second Quarter, 2007
       $ 7,246          $10,226                    (29.1) %


                                                First Half, 2008
               First Half                             vs.
         2008             2007                  First Half, 2007
       $13,699          $20,037                    (31.6) %




                              -6A-




Second quarter 2008 net earnings were $7,246 compared to second quarter 2007 net earnings of $10,226, a $2,980 or 29.1% decrease. Second quarter 2008 earnings per share were $0.13, compared to $0.18 per share in the prior year comparative period, a decrease of $0.05 or 27.8%.

First half 2008 net earnings were $13,699 compared to first half 2007 net earnings of $20,037, a $6,338 or 31.6% decrease. First half net earnings per share were $0.25 in 2008 compared to $0.35 per share in 2007, a decrease of $0.10 per share or 28.6%.

Other income (loss), net was $653 in second quarter 2008 compared to $3,054 in second quarter 2007. Other income (loss), net in second quarter 2008 includes $79 of investment gains on trading securities relating to deferred compensation plans. However, other income (loss), net in second quarter 2007 includes $1,476 of investment gains on trading securities relating to such deferred compensation plans. Other income (loss), net was ($587) in first half 2008 compared to $4,528 in first half 2007. Other income (loss), net in first half 2008 includes $1,890 of investment losses on trading securities relating to deferred compensation plans. However, other income (loss), net in first half 2007 includes $1,928 of investment gains on trading securities relating to such deferred compensation plans. These second quarter and first half 2008 losses resulted in a corresponding decrease in deferred compensation expense included in aggregate cost of products sold and selling, marketing and administrative expenses for first half 2008. However, second quarter and first half 2007 gains resulted in a corresponding increase in deferred compensation expense included in aggregate cost of products sold and selling, marketing and administrative expenses for the corresponding 2007 periods.

The consolidated effective income tax rate increased from 28.5% in second quarter 2007 to 34.9% in second quarter 2008 and from 30.9% in first half 2007 to 32.7% in first half 2008. This increase principally reflects higher foreign taxes and resulting higher overall effective rate.

In addition to the factors discussed above, earnings per share benefited from fewer shares outstanding as a result of the Company's share repurchases in 2007 and 2008.


LIQUIDITY AND CAPITAL RESOURCES:

The Company's current ratio (current assets divided by current liabilities) was
2.7 to 1 as of the end of second quarter 2008 as compared to 3.3 to 1 as of the end of second quarter 2007 and 3.4 to 1 as of the end of fourth quarter 2007. Net working capital was $114,331 as of the end of second quarter 2008 as compared to $141,690 and $141,754 as of the end of second quarter 2007 and fourth quarter 2007, respectively. The aforementioned net working capital amounts include total cash and cash equivalents and short-term investments which aggregated $47,029 as of the end of second quarter 2008 compared to $59,357 and $98,913, as of the end of second quarter 2007 and fourth quarter 2007, respectively. In addition, long-term investments, principally debt securities comprising municipal bonds, were $73,217 (includes $11,043 of Jefferson County auction rate securities discussed in Note 5 to the accompanying Condensed Consolidated Financial Statements) as of the end of second quarter 2008, as compared to $59,172 and $65,993 as of the end of second quarter 2007 and fourth quarter 2007, respectively. Aggregate cash and cash equivalents and short and long-term investments were $120,246, $118,529, $164,906, respectively for second quarter ended 2008, second quarter 2007 and fourth quarter 2007, respectively. Except for the Jefferson County auction rate securities referenced above, investments in municipal bonds and other debt securities that matured during first half 2008 and 2007 were generally used to purchase the Company's common stock or were replaced with debt securities of similar maturities.

                              -6B-




Net cash used in operating activities was $1,700 for first half 2008, as compared to net cash provided by operating activities of $9,760 for first half 2007. The aforementioned change in net cash (used in) provided by operating activities principally reflects the $6,338 decline in net earnings for the comparative periods, and the timing of payments and cash flows relating to inventories, accounts payable and accrued liabilities, and income taxes payable and deferred. Capital expenditures for first half 2008 and 2007 were $9,742 and $5,506, respectively. Capital expenditures for the 2008 year are anticipated to be generally in line with historical annualized spending, and are to be funded from the Company's cash flow from operations and internal sources.

Cash dividends paid in first half 2008 and 2007 were $8,738 and $8,756, respectively.

During first half 2008, the Company also purchased and retired $19,935 of its shares of common stock compared to $9,825 during the same period of the previous year.


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

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, inputs defined as quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date; Level 2 inputs defined as inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

In February 2008, the FASB issued FASB Staff Position FAS 157-2, "Effective Date of FASB Statement No. 157" (FSP SFAS 157-2). FSP FAS 157-2 delays the effective date SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The non-financial assets and non-financial liabilities for which the Company has not applied the fair value provisions of SFAS 157 include goodwill and other intangible assets. The effective date for application of SFAS 157 to non-financial assets and non-financial liabilities will be fiscal and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of adopting SFAS 157 for non-financial assets and non-financial liabilities on our financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities- including an amendment to FASB Statement No. 115," (SFAS No. 159), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 became effective beginning with our first quarter of 2008. We have chosen not to adopt the provisions of SFAS 159 for our existing financial instruments.


                                  -6C-




In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS 161"), which requires enhanced disclosures for derivative and hedging activities. SFAS 161 will become effective beginning with our first quarter of 2009. Early adoption is permitted. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.


INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

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






                                  -6D-




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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various market risks, including fluctuations in sugar, corn syrup, edible oils, including soybean oil, cocoa, milk and whey, dextrose, gum base ingredients, packaging and fuel costs. The Company is exposed to exchange rate fluctuations in the Canadian dollar which is the currency used for a portion of the raw material and packaging material costs and operating expenses at its Canadian plants. The Company invests in securities with maturities of up to three years, the majority of which are held to maturity, which limits the Company's exposure to interest rate fluctuations.

Except for the Jefferson County auction rate security discussed above, there has been no material change in the Company's market risks that would significantly affect the disclosures made in the Form 10-K for the year ended December 31, 2007.


Item 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, the chief executive officer and chief financial officer of the Company have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 28, 2008 and, based on their evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended June 28, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
















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

MAR 30 TO JUN 28      NONE          NONE             NOT APPLICABLE           NOT APPLICABLE




     While the Company does not have a formal or publicly announced stock repurchase program, the Company's board of directors periodically authorizes a dollar amount for share repurchases. The treasurer executes share repurchase transactions according to these guidelines.


Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of the Company, held on May 5, 2008, the following number of votes were cast for the matters indicated:

1. For the election of five directors of the Company by the holders of Common Shares and Class B Common Shares voting together:

                                                                  Broker
    Nominee                  For          Withheld     Abstain   Non-Vote
Melvin J. Gordon           209,447,980    9,148,627      -0-        -0-

Ellen R. Gordon            209,453,475    9,143,132      -0-        -0-

Lana Jane Lewis-Brent      214,719,557    3,877,050      -0-        -0-

Barre A. Siebert           214,859,743    3,736,864      -0-        -0-

Richard P. Bergeman        215,405,014    3,191,593      -0-        -0-



2.  Proposal to ratify the appointment of PricewaterhouseCoopers LLP as auditors for the fiscal year 2008:
                                                                      Broker
                                  For         Withheld     Against   Non-Vote
Common Shares and Class B
Common Shares voting together   215,835,633   2,637,169      -0-       -0-

No other matters were submitted to a vote by ballot at the 2008 Annual
Meeting.



















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

                            TOOTSIE ROLL INDUSTRIES, INC.

Date:  Aug. 6, 2008         BY:/S/MELVIN J. GORDON
                               Melvin J. Gordon
                               Chairman of the Board

Date:  Aug. 6, 2008         BY:/S/G. HOWARD EMBER, JR.
                               G. Howard Ember, Jr.
                               Vice President Finance














































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

                                    Date:  Aug. 6, 2008


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

                                    Date:  Aug. 6, 2008


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

Industries, Inc. for the quarterly period ended June 28, 2008 (the

Form 10-Q) fully complies with the requirements of secton 13(a) or

15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q fairly presents, in all material respects,

the financial condition and results of operations of Tootsie Roll

Industries, Inc. and its subsidiaries.









Dated: Aug. 6, 2008                  /S/MELVIN J. GORDON
                                     Melvin J. Gordon
                                     Chairman and Chief
                                     Executive Officer



Dated: Aug. 6, 2008                  /S/G. HOWARD EMBER, JR.
                                     G. Howard Ember, Jr.
                                     V.P. Finance and
                                     Chief Financial Officer


























                             -7D-