Form 10-Q
period 2008-09-27
TOOTSIE ROLL INDUSTRIES INC
filed 2008-11-05
CIK 98677

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                        FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 27, 2008

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

                   Yes           No  X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (October 3, 2008)

Class                                             Outstanding

Common Stock, $.69 4/9 par value                   35,693,626
Class B Common Stock, $.69 4/9 par value           19,371,190



         TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES



                        SEPTEMBER 27, 2008



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

  Certifications                                                  7A-7C


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


                               PART 1. FINANCIAL INFORMATION
                               ITEM 1. FINANCIAL STATEMENTS
                       TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                               (in thousands of dollars)       (UNAUDITED)



ASSETS                                            Sep. 27,        Sep. 29,         Dec. 31,
 CURRENT ASSETS                                      2008            2007           2007___
  Cash & cash equivalents                        $ 28,944        $ 25,139          $ 57,606
  Investments                                      14,520          31,439            41,307
  Trade accounts receivable,
   Less allowances of
   $3,437, $3,378 & $2,287                         90,250          93,239            32,371
  Other receivables                                 3,867           2,549             2,913
  Inventories, at cost
   Finished goods & work in process                45,884          47,901            37,031
   Raw material & supplies                         23,923          22,460            20,371
  Prepaid expenses                                  1,095           3,419             6,551
  Deferred income taxes                             1,981           6,646             1,576

   Total current assets                           210,464         232,792           199,726

 PROPERTY, PLANT & EQUIPMENT, at cost

  Land                                             19,416          19,402            19,398
  Buildings                                        88,286          87,273            88,225
  Machinery & equipment                           285,133         267,148           270,070
                                                  392,835         373,823           377,693
 Less-accumulated depreciation                    188,194         173,054           176,292
 Net property, plant and equipment                204,641         200,769           201,401

 OTHER ASSETS

  Goodwill                                         73,237          73,237            73,237
  Trademarks                                      189,024         189,024           189,024
  Investments                                      59,368          62,762            65,993
  Split dollar life insurance                      74,944          75,048            74,944
  Investment in joint venture                       9,953           9,168             8,400
                                                  406,526         409,239           411,598

   Total assets                                  $821,631        $842,800          $812,725












(The accompanying notes are an integral part of these statements.)

                  (in thousands except per share data)      (UNAUDITED)


LIABILITIES AND SHAREHOLDERS' EQUITY              Sep. 27,        Sep. 29,        Dec. 31,
 CURRENT LIABILITIES                                 2008           2007           2007__
  Accounts payable                               $ 17,828         $ 18,573        $ 11,572
  Dividends payable                                 4,405            4,395           4,344
  Accrued liabilities                              43,867           46,067          42,056
  Income taxes payable                              4,609            7,560               -
    Total current liabilities                      70,709           76,595          57,972

 NON-CURRENT LIABILITIES

  Deferred income taxes                            34,309           36,512          35,940
  Postretirement health care and life
    insurance benefits                             14,123           13,529          13,214
  Industrial development bonds                      7,500            7,500           7,500
  Liability for uncertain tax positions            21,609           18,903          20,056
  Deferred compensation and other liabilities      36,034           40,444          39,813
    Total non-current liabilities                 113,575          116,888         116,523
    Total liabilities                             184,284          193,483         174,495

SHAREHOLDERS' EQUITY

 Common Stock, $.69-4/9 par value-
  120,000 shares authorized; 35,693,
  36,032 & 35,404 respectively, issued             24,787           25,022          24,586
 Class B common stock, $.69-4/9 par value-
  40,000 shares authorized; 19,372, 18,909
  & 18,892, respectively, issued                   13,453           13,131          13,120
 Capital in excess of par value                   472,066          472,605         457,491
 Retained earnings                                141,904          152,936         156,752
 Accumulated other comprehensive loss             (12,871)         (12,385)        (11,727)
 Treasury stock (at cost)-
  65, 63 & 63 shares, respectively                 (1,992)          (1,992)         (1,992)
   Total shareholders' equity                     637,347          649,317         638,230
   Total liabilities and
     shareholders' equity                        $821,631         $842,800        $812,725


















                                                   -2A-

(The accompanying notes are an integral part of these statements.)

                  TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF
               EARNINGS, COMPREHENSIVE EARNINGS AND RETAINED EARNINGS
                 (in thousands except per share amounts)   (UNAUDITED)
                                                         13 WEEKS ENDED
                                                Sep. 27, 2008  &   Sep. 29, 2007
Net product sales                               $184,687             $182,917
Rental and royalty revenues                        1,015                1,231

Total revenues                                   185,702              184,148

Product cost of goods sold                       125,394              122,159
Rental and royalty costs                             247                  354

Total costs                                      125,641              122,513

Product gross margin                              59,293               60,758
Rental and royalty gross margins                     768                  877

Total gross margin                                60,061               61,635

Selling, marketing and administrative expenses    29,669               28,181

Earnings from operations                          30,392               33,454

Other income (expense), net                         (986)               1,704

Earnings before income taxes                      29,406               35,158
Provision for income taxes                         9,691               11,726
Net earnings                                      19,715               23,432

Other comprehensive income (loss), before tax

Foreign currency translation adjustments          (1,527)                (197)

Unrealized gains (losses) on securities           (1,320)                 210

Unrealized gains (losses) on derivatives             (29)                 212

Other comprehensive income (loss), before tax     (2,876)                 225

Income tax benefit (expense) related to items
 of other comprehensive income                       790                 (157)

Other comprehensive income (loss), net of tax     (2,086)                  68

Comprehensive earnings                          $ 17,629             $ 23,500

Retained earnings at beginning of period        $126,589             $133,894
Net earnings                                      19,715               23,432
Cash dividends                                    (4,400)              (4,390)

Retained earnings at end of period              $141,904             $152,936

Net earnings per share                             $0.36                $0.41
Dividends per share *                              $0.08                $0.08

Average number of shares outstanding              55,000               56,526

*Does not include 3% stock dividend to shareholders of record on 3/10/08 and 3/09/07.

(The accompanying notes are an integral part of these statements.)

                    TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF
                 EARNINGS, COMPREHENSIVE EARNINGS AND RETAINED EARNINGS
                  (in thousands except per share amounts)     (UNAUDITED)
                                                             39 WEEKS ENDED
                                                Sep. 27, 2008   &   Sep. 29, 2007
Net product sales                               $376,619             $377,732
Rental and royalty revenues                        3,130                4,021

Total revenues                                   379,749              381,753

Product cost of goods sold                       254,764              249,173
Rental and royalty costs                             763                1,223

Total costs                                      255,527              250,396

Product gross margin                             121,855              128,559
Rental and royalty gross margins                   2,367                2,798

Total gross margin                               124,222              131,357

Selling, marketing and administrative expenses    72,907               73,403

Earnings from operations                          51,315               57,954

Other income (expense), net                       (1,573)               6,138

Earnings before income taxes                      49,742               64,092
Provision for income taxes                        16,328               20,623
Net earnings                                      33,414               43,469

Other comprehensive income (loss), before tax

Foreign currency translation adjustments           2,036                 (197)

Unrealized gains (losses) on securities           (3,680)                 222

Unrealized gains (losses) on derivatives            (311)                 330

Other comprehensive income (loss), before tax     (1,955)                 355

Income tax benefit (expense) related to items
 of other comprehensive income                       810                 (204)

Other comprehensive income (loss), net of tax     (1,145)                 151

Comprehensive earnings                          $ 32,269             $ 43,620

Retained earnings at beginning of period        $156,752             $169,233
Net earnings                                      33,414               43,469
Cash dividends                                   (13,097)             (13,081)
Stock dividends - 3%                             (35,165)             (46,685)

Retained earnings at end of period              $141,904             $152,936

Net earnings per share                             $0.61                $0.77
Dividends per share *                              $0.24                $0.24

Average number of shares outstanding              55,217               56,723

*Does not include 3% stock dividend to shareholders of record on 3/10/08 and 3/09/07.

                                      -3A-
(The accompanying notes are an integral part of these statements.)

                         TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (in thousands of dollars)       (UNAUDITED)
                                                           39 WEEKS ENDED
                                                 Sep. 27, 2008   &   Sep. 29, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                          $ 33,414            $ 43,469
Adjustments to reconcile net earnings to
 net cash provided by (used in) operating activities
  Depreciation and amortization                         12,362              11,997
  Amortization of marketable securities                    306                 420
  Purchase of trading securities                        (1,862)             (1,901)
  Sales of trading securities                            1,730               1,256
  Changes in operating assets and liabilities
   Accounts receivable                                 (57,796)            (58,236)
   Other receivables                                    (1,265)              1,714
   Inventories                                         (12,354)             (6,470)
   Prepaid expenses and other assets                     5,465               1,371
   Accounts payable and accrued liabilities              8,030               7,783
   Income taxes payable and deferred                     4,957              17,788
   Postretirement health care and life
    insurance benefits                                     909                 947
   Deferred compensation and other liabilities            (624)                 72
   Other                                                   306                  96

Net cash provided by (used in) operating activities     (6,422)             20,306

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures                                   (15,540)             (9,935)
Purchase of available for sale securities              (30,326)            (34,685)
Sale and maturity of available for
 sale securities                                        56,718              18,615

Net cash provided by (used in) investing activities     10,852             (26,005)

CASH FLOWS FROM FINANCING ACTIVITIES

Dividends paid in cash                                 (13,157)            (13,153)
Shares repurchased and retired                         (19,935)            (11,738)

Net cash used in financing activities                  (33,092)            (24,891)

Decrease in cash and cash equivalents                  (28,662)            (30,590)
Cash and cash equivalents at the beginning of year      57,606              55,729

Cash and cash equivalents at the end of quarter       $ 28,944            $ 25,139

Supplemental cash flow information
Income taxes paid, net of refunds                     $ 10,001            $  2,685
Interest paid                                         $    191            $    441
Stock dividend issued                                 $ 35,043            $ 46,520



(The accompanying notes are an integral part of these statements.)





          TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        September 27, 2008
       (in thousands except per share amounts) (UNAUDITED)


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


Note 2 - Average shares outstanding for the 39 week period ended September 27, 2008 reflect stock repurchases and subsequent retirements of 839 shares for $19,934 and a 3% stock dividend distributed on April 10, 2008. Average shares outstanding for the 39 week period ended September 29, 2007 reflect stock repurchases and subsequent retirements of 419 shares for $11,738 and a 3% stock dividend distributed on April 12, 2007.


Note 3 - Results of operations for the period ended September 27, 2008 are not necessarily indicative of results to be expected for the year to end December 31, 2008 because of the seasonal nature of the Company's operations. Historically, the third quarter has been the Company's largest sales quarter due to Halloween sales.


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

         In February 2008, the FASB issued FASB Staff Position SFAS 157-2, "Effective Date of FASB Statement No. 157" (FSP FAS 157-2). FSP FAS 157-2 delays the effective date SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The non-financial assets and non-financial liabilities for which the Company has not applied the fair value provisions of SFAS 157 include long lived assets, goodwill and other intangible assets. The effective date for application of SFAS 157 to non-financial assets and non-financial liabilities will be fiscal and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of adopting SFAS 157 for non-financial assets and non-financial liabilities on our financial statements.

         In October 2008, the FASB issued FASB Staff Position SFAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" (FSP FAS 157-3). FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active. The Company has considered this guidance when determining the fair value of its financial assets as of September 27, 2008.

         As of September 27, 2008, the Company held certain financial assets that are required to be measured at fair value on a recurring basis. These included derivative hedging instruments related to the purchase of certain raw materials, investments in trading securities and available for sale securities, including auction rate securities (ARS), and investments associated with a foreign benefit plan, which were deemed immaterial for further discussion. The Company's available for sale and trading securities principally consist of municipal bonds and mutual funds that are publicly traded.

         As of September 27, 2008, the Company's long-term investments include $9,943 of Jefferson County Alabama Sewer Revenue Refunding Warrants which is an ARS that is classified as an available for sale security. Due to recent events in the credit markets, as well as events related to Jefferson County and its bond insurance carrier, Financial Guaranty Insurance Company (FGIC), the auction for this ARS failed during the first nine months of 2008. As such, the Company estimated the fair value of this ARS utilizing a valuation model with Level 3 inputs as of September 27, 2008. This valuation model considered, among other items, the credit risk of the collateral underlying the ARS, the credit risk of the bond insurer, interest rates, and the amount and timing of expected future cash flows including our assumption about the market expectation of the next successful auction.

         As of September 27, 2008, the Company has concluded that the market decline in fair value of its Jefferson County ARS is temporary because the Company continues to receive all contractual interest payments on its ARS on a timely basis, there has been no default on this ARS, and this ARS is insured by FGIC. The Company also has the intent and ability to hold this ARS until recovery. We expect to continue to receive all contractual cash flows. Therefore, the Company has recorded an unrealized loss of $3,607 (original cost and par value was $13,550) to accumulated other comprehensive income as of September 27, 2008.


                               -5A-



         The Company has also classified this ARS as non-current and has included it in long-term Investments on the unaudited Condensed
         Consolidated Balance Sheet at September 27, 2008 because the Company believes that the current condition of the auction rate securities market, as well as the financial conditions of Jefferson County and FGIC, may take more than twelve months to improve.

         Any future fluctuation in fair value related to this ARS that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income. If the Company determines that any future valuation adjustment is other than temporary, it would record an impairment charge to earnings as appropriate.

         The Company's assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at September 27, 2008, were as follows:


                                                  Fair Value Measurements at Reporting
                                                              Date Using
                                                   Quoted
                                                  Prices in
                                                   Active
                                                   Markets    Significant
                                                     for         Other     Significant
                                                  Identical   Observable  Unobservable
(in thousands)                                      Assets     Inputs       Inputs
Description                           9/27/2008    (Level 1)   (Level 2)    (Level 3)
Auction Rate Security (ARS)           $   9,943    $       -   $       -    $   9,943
Available-for-sale Security              34,136                   34,136            -
 Excluding ARS
Commodity Derivatives                        40           40           -            -
Trading Securities                       29,809       29,809           -            -

Total assets measured at fair value   $  73,928    $  29,849   $  34,136    $   9,943


         Available for sale securities which utilize Level 2 inputs consist primarily of municipal bonds, which are valued based on quoted market prices or alternative pricing sources with reasonable levels of price transparency.

         Based on market conditions, the Company changed its valuation methodology for ARS to a discounted cash flow analysis during first quarter 2008. Accordingly, these securities changed from Level 2 to Level 3 within SFAS 157's hierarchy since the Company's initial adoption of SFAS 157 at January 1, 2008.

         The following table presents the Company's financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 at September 27, 2008:











                               -5B-



                                Fair Value Measurements Using Significant
                                    Unobservable Inputs (Level 3)
                                           Auction
                                             Rate
                                           Security

(in thousands)
Balance at 1/1/2008                       $       -
Transfers to Level 3                         27,250

Included in other comprehensive income       (3,607)
Purchases and (sales) net                   (13,700)

Balance at 9/27/2008                      $   9,943


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




























                               -5C-



               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               (dollars in thousands except per share amounts)


The following is management's discussion of the Company's operating results and analysis of factors that have affected the accompanying Condensed Consolidated Statements of Earnings.


NET PRODUCT SALES:                        Net change in
                                        Third Quarter, 2008
             Third Quarter                     vs.
           2008          2007           Third Quarter, 2007
         $184,687      $182,917                 1.0 %

                                         Nine Months, 2008
               Nine Months                      vs.
           2008          2007            Nine Months, 2007
         $376,619      $377,732                (0.3) %


Third quarter 2008 net product sales were $184,687 compared to $182,917 in third quarter 2007, an increase of $1,770 or 1.0%. Nine months 2008 net product sales of $376,619 decreased $1,113 or 0.3% from nine months 2007 net product sales of $377,732. The sales decline in the nine months 2008 reflects the overall challenging economic conditions and competitive factors during the period.


PRODUCT COST OF GOODS SOLD:

             Third Quarter                  Percentage of Net Product Sales
          2008           2007                3rd Qtr. 2008    3rd Qtr. 2007
        $125,394      $122,159                    67.9%           66.8%


              Nine Months                   Percentage of Net Product Sales
          2008           2007              Nine Months 2008   Nine Months 2007
        $254,764       $249,173                   67.6%           66.0%


Product cost of goods sold as a percentage of net product sales increased from 66.8% in the third quarter 2007 to 67.9% in third quarter 2008, and from 66.0% in nine months 2007 to 67.6% in nine months 2008. These increases in product cost of goods sold as a percentage of net product sales are primarily the result of higher input costs relating to major ingredients, packaging materials and less favorable foreign exchange rates on products manufactured in Canada. Increased plant overhead spending against lower sales volumes also contributed to increased product cost of goods sold as a percent of net product sales.

The Company's ability to forecast the direction and scope of changes to its major input costs is currently impacted by significant volatility in crude oil, corn, soybean, sugar and cocoa markets. The prices of these commodities are influenced by increasing global demand; changes in farm policy, including mandates for bio-fuels; and fluctuations in the U.S. dollar relative to dollar-denominated commodities in world markets. The Company believes that its competitors face the same or similar challenges.





In order to address the impact of rising input and other costs, the Company periodically reviews each item in its product portfolio to ascertain if price increases, weight declines (indirect price increases) or other actions may be taken. These reviews include an evaluation of the risk factors relating to market place acceptance of such changes and their potential effect on future sales volumes. In addition, the estimated cost of packaging modifications associated with weight changes is evaluated.

The Company also maintains ongoing cost reduction programs whereby cost savings initiatives are encouraged and progress monitored. The Company is not able to accurately predict the outcome of these cost savings initiatives and their effects on its future results.


SELLING, MARKETING AND ADMINISTRATIVE EXPENSES:

             Third Quarter                 Percentage of Net Product Sales
          2008            2007              3rd Qtr. 2008    3rd Qtr. 2007
        $29,669         $28,181                    16.1%          15.4%

               Nine Months                 Percentage of Net Product Sales
          2008            2007              9 Months 2008    9 Months 2007
        $72,907         $73,403                    19.4%          19.4%


Third quarter 2008 selling, marketing and administrative expenses were $29,669 compared to $28,181 in third quarter 2007, an increase of $1,488 or 5.3%. These same expenses decreased from $73,403 in nine months 2007 to $72,907 in nine months 2008, a decrease of $496 or 0.7%. The increase in expenses for the third quarter primarily reflects higher freight and delivery expense, which was partially offset by a decline in deferred compensation expense which is discussed below. The decrease in expenses for the nine months principally reflects decreases in certain operating expenses relating to lower net product sales for the comparative nine month periods, and the decline in deferred compensation expense; these decreases more than offset increases in freight and delivery expenses in the comparative nine month periods. As a percentage of net product sales, operating expenses increased slightly from 15.4% in third quarter 2007 to 16.1% in third quarter 2008. However, the same expenses as a percentage of net product sales were unchanged at 19.4% for both nine month periods. The adverse affect of higher freight and delivery principally reflects higher fuel costs, during both third quarter and nine months 2008 compared to the corresponding periods in the prior year.

Third quarter 2008 earnings from operations were $30,392 compared to $33,454 in third quarter 2007, a decrease of $3,062 or 9.2%. Nine months 2008 earnings from operations were $51,315 compared to $57,954 a decrease of $6,639 or 11.5%. The decline in operating earnings during both third quarter and nine months 2008 were primarily the result of higher input costs as discussed above.


NET EARNINGS:
                                              Third Quarter, 2008
             Third Quarter                           vs.
         2008             2007                Third Quarter, 2007
       $19,715          $23,432                    (15.9)%


                                               Nine Months, 2008
               Nine Months                           vs.
         2008             2007                 Nine Months, 2007
       $33,414          $43,469                    (23.1)%


                                    -6A-



Third quarter 2008 net earnings were $19,715 compared to third quarter 2007 net earnings of $23,432, a $3,717 or 15.9% decrease. Third quarter 2008 earnings per share were $0.36, compared to $0.41 per share in the prior year comparative period, a decrease of $0.05 or 12.2%.

Nine months 2008 net earnings were $33,414 compared to nine months 2007 net earnings of $43,469, a $10,055 or 23.1% decrease. Nine months net earnings per share were $0.61 in 2008 compared to $0.77 per share in 2007, a decrease of $0.16 per share or 20.8%.

Other income(expense), net was $(986) in third quarter 2008 compared to $1,704 in third quarter 2007. Other income(expense), net in third quarter 2008 includes $(1,277) of investment losses on trading securities relating to deferred compensation plans. However, other income(expense), net in third quarter 2007 includes $644 of investment gains on trading securities relating to such deferred compensation plans. Other income(expense), net was $(1,573) in nine months 2008 compared to $6,138 in nine months 2007. Other income (expense), net in nine months 2008 includes $(3,167) of investment losses on trading securities relating to deferred compensation plans. However, other income (expense), net in nine months 2007 includes $2,572 of investment gains on trading securities relating to such deferred compensation plans. These third quarter and nine months 2008 losses resulted in a corresponding decrease in deferred compensation expense included in aggregate cost of products sold and selling, marketing and administrative expenses for third quarter and nine months 2008. However, third quarter and nine months 2007 gains resulted in a corresponding increase in deferred compensation expense included in aggregate cost of products sold and selling, marketing and administrative expenses for the corresponding 2007 periods.

The consolidated effective income tax rate decreased from 33.4% in third quarter 2007 to 33.0% in third quarter 2008 but increased from 32.2% in nine months 2007 to 32.8% in nine months 2008. The decrease in the rate for the third quarter is primarily the result of federal and state tax credits. The increase in the rate for nine months principally reflects higher foreign taxes and resulting higher overall effective rate.

In addition to the factors discussed above, earnings per share benefited from fewer shares outstanding as a result of the Company's share repurchases in 2007 and 2008.


LIQUIDITY AND CAPITAL RESOURCES:

The Company's current ratio (current assets divided by current liabilities) was
3.0 to 1 as of the end of third quarter of both 2008 and 2007 and was 3.4 to 1 as of the end of fourth quarter 2007. Net working capital was $139,755 as of the end of third quarter 2008 as compared to $156,197 and $141,754 as of the end of third quarter 2007 and fourth quarter 2007, respectively. The aforementioned net working capital amounts include total cash and cash equivalents and short-term investments which aggregated $43,464 as of the end of third quarter 2008 compared to $56,578 and $98,913, as of the end of third quarter 2007 and fourth quarter 2007, respectively. In addition, long-term investments, principally debt securities comprising municipal bonds, were $59,368 (including $9,943 of Jefferson County auction rate securities discussed in Note 5 to the accompanying Condensed Consolidated Financial Statements) as of the end of third quarter 2008, as compared to $62,762 and $65,993 as of the end of third quarter 2007 and fourth quarter 2007, respectively. Aggregate cash and cash equivalents and short and long-term investments were $102,832, $119,340 and $164,906 for third quarter 2008, third quarter 2007 and fourth quarter 2007, respectively. Except for the Jefferson County auction rate securities referenced above, investments in municipal bonds and other debt securities that matured during nine months


                                    -6B-



2008 and 2007 were generally used to purchase the Company's common stock or were replaced with debt securities of similar maturities.

Net cash used in operating activities was $(6,422) for nine months 2008, as compared to $20,306 net cash provided by operating activities in nine months 2007. The aforementioned change in net cash provided by (used in) operating activities principally reflects the $10,055 decline in net earnings for the comparative periods, and the timing of payments and cash flows relating to other receivables, inventories, prepaid expenses, and income taxes payable. Capital expenditures for nine months 2008 and 2007 were $15,540 and $9,935, respectively. Capital expenditures for the 2008 year are anticipated to be generally in line with historical annualized spending, and are to be funded from the Company's cash flow from operations and internal sources.

Cash dividends paid in nine months 2008 and 2007 were $13,157 and $13,153, respectively.

During nine months 2008, the Company also purchased and retired $19,935 of its shares of common stock compared to $11,738 during the same period of the previous year.


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

In February 2008, the FASB issued FASB Staff Position SFAS 157-2, "Effective Date of FASB Statement No. 157" (FSP FAS 157-2). FSP FAS 157-2 delays the effective date SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The non-financial assets and non-financial liabilities for which the Company has not applied the fair value provisions of SFAS 157 include long lived assets, goodwill and other intangible assets. The effective date for application of SFAS 157 to non-financial assets and non-financial liabilities will be fiscal and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of adopting SFAS 157 for non-financial assets and non-financial liabilities on our financial statements.

In October 2008, the FASB issued FASB Staff Position SFAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" (FSP FAS 157-3). FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active. The Company has considered this guidance when determining the fair value of its financial assets as of September 27, 2008.

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

Such factors, risks, trends and uncertainties, which in some instances are beyond the Company's control, include without limitation, the following: (i) significant competitive activity, including advertising, promotional and price competition, and changes in consumer demand for the Company's products; (ii) fluctuations in the cost and availability of various ingredients and packaging materials; (iii) inherent risks in the marketplace, including uncertainties about trade and consumer acceptance and seasonal events such as Halloween; (iv) the effect of acquisitions on the Company's results of operations and financial condition; (v) the effect of changes in foreign currencies on the Company's foreign subsidiaries operating results, and the effect of the Canadian dollar on products manufactured in Canada and marketed and sold in the United States in U.S. dollars; (vi) the Company's reliance on third-party vendors for various goods and services; (vii) the Company's ability to successfully implement new production processes and lines; (viii) the effect of changes in assumptions, including discount rates, sales growth and profit margins, and the capability to pass along higher ingredient and other input costs through price increases, relating to the Company's impairment testing and analysis of its goodwill and trademarks; (ix) changes in the confectionery marketplace including actions taken by major retailers and customers; (x) customer and consumer response to marketing programs and price and product weight adjustments, and new products;
(xi) dependence on significant customers, including volume and timing or purchases and availability of shelf space; (xii) increases in input costs, including ingredients, packaging materials, energy and fuel costs related to freight and delivery, that cannot be passed on to customers through increased prices due to competitive reasons; (xiii) any significant labor stoppages, strikes or production interruptions; (xiv) changes in governmental laws and regulations including taxes and tariffs; (xv) changes in the auction rate securities markets and issuing municipalities and their insurers. In addition, the Company's results may be affected by general factors, such as economic conditions, political developments, currency exchange rates, interest and inflation rates, accounting standards, taxes, and laws and regulations affecting the Company in markets where it competes and those factors described




                                  -6D-

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


Item 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, the chief executive officer and chief financial officer of the Company have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 27, 2008 and, based on their evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended September 27, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.












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

JUN 29 TO SEP 27       NONE           NONE          NOT APPLICABLE            NOT APPLICABLE


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


                            TOOTSIE ROLL INDUSTRIES, INC.


Date:  Nov. 5, 2008         BY:/S/MELVIN J. GORDON
                               Melvin J. Gordon
                               Chairman of the Board


Date:  Nov. 5, 2008         BY:/S/G. HOWARD EMBER, JR.
                               G. Howard Ember, Jr.
                               Vice President Finance








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

                                    Date:  Nov. 5, 2008


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

                                    Date:  Nov. 5, 2008


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

Industries, Inc. for the quarterly period ended September 27, 2008 (the

Form 10-Q) fully complies with the requirements of secton 13(a) or

15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q fairly presents, in all material respects,

the financial condition and results of operations of Tootsie Roll

Industries, Inc. and its subsidiaries.









Dated: Nov. 5, 2008                  /S/MELVIN J. GORDON
                                     Melvin J. Gordon
                                     Chairman and Chief
                                     Executive Officer



Dated: Nov. 5, 2008                  /S/G. HOWARD EMBER, JR.
                                     G. Howard Ember, Jr.
                                     V.P. Finance and
                                     Chief Financial Officer



















                             -7C-