Form 10-K
period 2008-12-31
TOOTSIE ROLL INDUSTRIES INC
filed 2009-03-02
CIK 98677

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 19, 2009, there were outstanding 35,661,148 shares of Common Stock par value $.69-4/9 per share, and 19,353,668 shares of Class B Common Stock par value $.69-4/9 per share.

As of June 30, 2008, the aggregate market value of the Common Stock (based upon the closing price of the stock on the New York Stock Exchange on such date) held by non-affiliates was approximately $503,692,000.  Class B Common Stock is not traded on any exchange, is restricted as to transfer or other disposition, but is convertible into Common Stock on a share-for-share basis.  Upon such conversion, the resulting shares of Common Stock are freely transferable and publicly traded.  Assuming all 19,356,871 shares of outstanding Class B Common Stock were converted into Common Stock, the aggregate market value of Common Stock held by non-affiliates on June 30, 2008 (based upon the closing price of the stock on the New York Stock Exchange on such date) would have been approximately $592,646,000.  Determination of stock ownership by non-affiliates was made solely for the purpose of this requirement, and the Registrant is not bound by these determinations for any other purpose.

DOCUMENTS INCORPORATED BY REFERENCE

1.             Portions of the Company’s Annual Report to Shareholders for the year ended December 31, 2008 (the “2008 Report”) are incorporated by reference in Parts I and II of this report and filed as an exhibit to this report.

2.             Portions of the Company’s Definitive Proxy Statement for the Company’s Annual Meeting of Shareholders (the “2009 Proxy Statement”) scheduled to be held on May 4, 2009 are incorporated by reference in Part III of this report.

i

Forward-Looking Information

From time to time, in the Company’s statements and written reports, including this report, the Company discusses its expectations regarding future performance by making certain “forward-looking statements.”  Forward-looking statements can be identified by the use of words such as “anticipated,” “believe,” “expect,” “intend,” “estimate,” “project,” and other words of similar meaning in connection with a discussion of future operating or financial performance and are subject to certain factors, risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements.  These forward-looking statements are based on currently available competitive, financial and economic data and management’s views and assumptions regarding future events.  Such forward-looking statements are inherently uncertain, and actual results may differ materially from those expressed or implied herein.  Consequently, the Company wishes to caution readers not to place undue reliance on any forward-looking statements.  In connection with the “safe harbor provisions” of the Private Securities Litigation Reform Act of 1995, factors, among others, which could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein include those set forth in the subsection entitled “Risk Factors” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on Pages 11 through 13 of the 2008 Report, which subsection is incorporated herein by reference and filed as an exhibit to this report. In addition, the Company’s results may be affected by general factors, such as economic conditions, political developments, currency exchange rates, interest and inflation rates, accounting standards, taxes, and laws and regulations affecting the Company in markets where it competes and those factors described in Item 1A “Risk Factors” and elsewhere in this Annual Report on Form 10-K and in other Company filings with the Securities and Exchange Commission

PART I

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

The Company’s principal markets are in the United States, Canada and Mexico.  The majority of production from the Company’s Canadian plants is sold in the United States. The majority of production from the Company’s Mexican plant is sold in Mexico.

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

The Company did not have a material backlog of firm orders at the end of the calendar years 2008 or 2007.

Packaging materials and ingredients used by the Company are readily obtainable from a number of suppliers at competitive prices.  Prices for refined corn products including corn syrup and dextrose were higher as significant amounts of corn and corn refining capacity have been redirected to ethanol production.  The prices of sugar, vegetable oil and chocolate, which are significant ingredients in the Company’s products, were higher in 2008 than in 2007 due to higher commodity costs.  Energy costs, including fuel surcharges, were higher in 2008 as well.  Milk prices, as well as packaging material costs, including films, cartons, and waxed paper, declined somewhat in 2008.  The Company continues to seek competitive bids to leverage the high volume of annual purchases it makes of many items and to lower per unit costs.

The Company has historically hedged certain of its future sugar, corn syrup and soybean oil needs with derivatives at such times that it believes that the forward markets are favorable. The Company’s decision to hedge its major ingredient requirements is dependent on our evaluation of forward commodities’ markets and comparison to vender quotations, if available, and/or historical costs. The Company has historically hedged with derivatives these major commodities and ingredients before the commencement of the next calendar year to better ascertain the need for product pricing changes or product weight decline (indirect price change) adjustments to its product sales portfolio and better manage ingredient costs. The Company will generally purchase forward derivative contracts (i.e. “long” position) in selected future months that correspond to the Company’s estimated procurement and usage needs of the respective commodity in the respective forward period(s).

From time to time, the Company also changes the size of certain of its products, which are usually sold at standard prices, to reflect significant changes in raw material costs.

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

The Company has found that its sales normally maintain a consistent level throughout the year except for a substantial upsurge in the third quarter which reflects sales associated with Halloween.  In anticipation of this high sales period, the Company generally begins its Halloween inventory build-up in the second quarter of each year.  The Company historically offers extended credit terms for sales made under Halloween sales programs.  Each year, after Halloween receivables have been collected, the Company invests such funds in various marketable securities.

Revenues from Wal-Mart Stores, Inc. aggregated approximately 23.5%, 22.4% and 23.7% of net product sales during the years ended December 31, 2008, 2007 and 2006,  respectively. Although no other customer other than Wal-Mart Stores, Inc. accounted for more than 10% of net sales, the loss of one or more significant customers could have a material adverse effect on the Company’s business

For a summary of sales and long-lived assets of the Company by geographic area and additional information regarding the foreign subsidiaries of the Company, see Note 9 of the “Notes to Consolidated Financial Statements” on Page 24 of the 2008 Report and on Page 4 of the 2008 Report under the section entitled “International.”  Note 9 and the aforesaid section are incorporated herein by reference.

Information regarding the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, will be made available, free of charge, upon written request to Tootsie Roll Industries, Inc., 7401 South Cicero Avenue, Chicago, Illinois 60629, Attention:  Barry Bowen, Treasurer and Assistant Secretary.  The Company does not make such reports available on its website at www.tootsie.com because it believes that they are readily available from the Securities Exchange Commission at www.sec.gov, and because the Company provides them free of charge upon request. Interested parties, including shareholders, may communicate to the Board of Directors or any individual director in writing, by regular mail, addressed to the Board of Directors or an individual director, in care of Tootsie Roll Industries, Inc., 7401 South Cicero Avenue, Chicago, Illinois 60629, Attention: Ellen R. Gordon, President.  If an interested party wishes to communicate directly with the Company’s non-employee directors, that should be noted on the cover of the communication.

ITEM 1A.                                           Risk Factors.

Significant factors that could impact the Company’s financial condition or results of operations include, without limitation, the following:

•

Risk of changes in the price and availability of raw materials -  The packaging materials and several of the principal ingredients used by the Company are subject to price volatility.  Although the Company engages in commodity hedging transactions and seeks to leverage the high volume of its annual purchases, the Company may experience price increases in these raw materials that it may not be able to offset, which could have an adverse impact on the Company’s results of operations and financial condition.  In addition, although the Company has historically been able to procure sufficient supplies of raw materials, market conditions could change such that adequate supplies might not be available.

•

Risk of changes in product performance and competition - The Company competes with other well-established manufacturers of confectionery products.  A failure of new or existing products to be favorably received, a failure to retain preferred shelf space at retail or a failure to sufficiently counter aggressive competitive actions could have an adverse impact on the Company’s results of operations and financial condition.

•	Risk of discounting and other competitive actions - Discounting and other competitive actions may make it more difficult for the Company to maintain its operating margins.

•

Risk of dependence on large customers — The Company’s largest customer, Wal-Mart Stores, Inc., accounted for approximately 23.5% of  net product sales in 2008, and other large, national chains are also material to the Company’s sales.  The loss of Wal-Mart or one or more other large customers, or a material decrease in purchases by one or more large customers, could result in decreased sales and adversely impact the Company’s results of operations and financial condition.

•

Risk of changes in consumer preferences and tastes - Failure to adequately anticipate and react to changing demographics, consumer trends, consumer health concerns and product preferences could have an adverse impact on the Company’s results of operations and financial condition.

•

Risk of economic conditions on consumer purchases — The Company’s sales are impacted by consumer spending levels and impulse purchases which are affected by general macroeconomic conditions, consumer confidence, employment levels, availability of consumer credit and interest rates on that credit, consumer debt levels, energy costs and other factors. Continued volatility in food and energy costs, a sustained global recession, rising unemployment, and continued declines in personal spending could adversely impact the Company’s revenues, profitability and financial condition.

•

Risk of economic conditions on customers and suppliers - Short and long-term lenders have reportedly become increasingly cautious in providing financing to companies.  As a result, our customers and our suppliers could face difficulty in securing debt financing. This could result in reduced liquidity for our customers and our suppliers. If current credit market conditions continue, the Company could experience an increase in bad debt expense resulting in reduced cash flows.

•

Risk of new governmental laws and regulations - Governmental laws and regulations, including food and drug laws, laws related to advertising and marketing practices, accounting standards, taxation requirements, competition laws, employment laws and environmental laws, both in and outside the U.S are subject to change over time, which could adversely impact the Company’s results of operations and ability to compete in domestic or foreign marketplaces.

•

Risk of labor stoppages - To the extent the Company experiences any material labor stoppages, such disputes or strikes could negatively affect shipments from suppliers or shipments of finished product.

•

Risk of impairment of reporting units or indefinite-lived assets —  The Company has a significant amount of intangible assets, such as goodwill and trademarks, and has adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  The Company has also adopted SFAS No. 144 with respect to evaluating potential impairment of other long-lived assets.  Under SFAS No. 142, goodwill and indefinite lived intangible assets are not amortized but are subject to an impairment evaluation annually or more frequently upon the occurrence of some triggering event, and under SFAS No. 144 other long-lived assets are likewise tested for impairment upon the occurrence of some triggering event.  A write-down of any of the Company’s intangible or other indefinite-lived assets could materially and adversely impact its results of operations.

•

Risk of the cost of energy increasing - Energy costs could continue to rise, which would result in higher distribution, freight and other operating costs. The Company may not be able to offset these cost increases, which could have an adverse impact on the Company’s results of operations and financial condition.

•

Risk of a product recall - Issues related to the quality and safety of the Company’s products could result in a voluntary or involuntary large-scale product recall. Negative publicity associated with this type of situation, including a product recall relating to product contamination or product tampering, whether valid or not, could negatively impact demand for our products. Costs associated with these potential actions, including a product recall and related litigation or fines, and marketing costs relating to the re-launch of such products or brands, could negatively affect our operating results.

•

Risk of operational interruptions relating to computer software failures, including the implementation of new enterprise resource planning and supply chain systems - The Company is reliant on computer software programs to operate its business and is currently in the process of implementing new business software systems to improve its operational efficiency. In addition to the underlying risk posed by any software corruption, implementation of these new computer software systems adds further risk, including the potential disruption of supply chain planning and activities relating to sales demand forecasts, materials procurement, production planning, and customer shipments, all of which could negatively impact sales and profits.

•

Risk of production interruptions — The majority of the Company’s products are manufactured in a single production facility on specialized equipment.  In the event of a disaster at a specific plant location it would be difficult to transfer production to other facilities in a timely manner, which could result in loss of market share for  the affected products.

•

Risk related to international operations - To the extent there is political or social unrest, civil war, terrorism or significant economic instability in the countries in which the Company operates, the results of the Company’s business in such countries could be adversely impacted.  Currency exchange rate fluctuations between the U.S. dollar and foreign currencies could have an adverse impact on the Company’s results of operations and financial condition.

•

Risk related to investments in marketable securities — The Company invests its surplus cash in a diversified portfolio of highly rated marketable securities, generally with maturities of generally up to three years.  Changes in the financial markets can affect the carrying value of such instruments, and in 2008 the Company recorded a $5,140,000 pre-tax impairment against an auction rate security which the Company determined had become impaired.

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

The Company’s other principal manufacturing facilities, all of which are owned, are:

Location	Square Feet (a)

Covington, Tennessee	685,000
Cambridge, Massachusetts	142,000
Delevan, Wisconsin	162,000
Concord, Ontario, Canada	280,500	(b)
Hazelton , Pennsylvania	240,000	(c)
Mexico City, Mexico	90,000

(a)                      Square footage is approximate and includes production, warehousing and office space.

(b)                     Two facilities; a third owned facility, comprising 225,000 square feet of warehousing space, and which is excluded from the reported totals above, is leased to a third party.

(c)                      Warehousing only.

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

ITEM 4.                                                     Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company’s shareholders through the solicitation of proxies or otherwise during the fourth quarter of 2008.

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

PART II

ITEM 5.                                                     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s Common Stock is traded on the New York Stock Exchange.  The Company’s Class B Common Stock is subject to restrictions on transferability and no market exists for such shares of Class B Common Stock.  The Class B Common Stock is convertible at the option of the holder into shares of Common Stock on a share-for-share basis.  As of February 25, 2009, there were approximately 4,100 and 1,500 registered holders of record of Common and Class B Common Stock, respectively.  In addition, the Company estimates that as of February 25, 2009 there were 18,000 and 5,000 beneficial holders of Common and Class B Common Stock, respectively.  For information on the market price of, and dividends paid with respect to, the Company’s Common Stock, see the section entitled “2008-2007 Quarterly Summary of Tootsie Roll Industries, Inc. Stock Price and Dividends Per Share” which appears on Page 28 of the 2008 Report.  This section is incorporated herein by reference and filed as an exhibit to this report.

The following table sets forth information about the shares of Common Stock the Company repurchased on the open market during the quarter ended December 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
Oct 1 to Oct 31	50,000	$23.45	Not Applicable	Not Applicable
Nov 1 to Nov 30	—	—	Not Applicable	Not Applicable
Dec 1 to Dec 31	—	—	Not Applicable	Not Applicable
Total	50,000	$23.45

While the Company does not have a formal or publicly announced stock repurchase program, the Company’s Board of Directors periodically authorizes a dollar amount for share repurchases.  The treasurer executes share repurchase transactions according to these guidelines.

ITEM 6.                                                     Selected Financial Data.

See the section entitled “Five Year Summary of Earnings and Financial Highlights” which appears on Page 29 of the 2008 Report.  This section is incorporated herein by reference and filed as an exhibit to this report.

ITEM 7.                                                     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on Pages 5-13 of the 2008 Report.  This section is incorporated herein by reference and filed as an exhibit to this report.

ITEM 7A.                                           Quantitative and Qualitative Disclosures About Market Risk.

See the section entitled “Market Risks” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on Pages 11-13 of the 2008 Report.  This section is incorporated herein by reference and filed as an exhibit to this report.

See also Note 1 of the “Notes of Consolidated Financial Statements” commencing on Page 19 of the 2008 Report, which is incorporated herein by reference.

ITEM 8.                                                     Financial Statements and Supplementary Data.

The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 27, 2009, appearing on Pages 15-25 and 26 of the 2008 Report and the “Quarterly Financial Data” on Page 28 of the 2008 Report are incorporated by reference in this report.  With the exception of the aforementioned information and the information incorporated in Items 1, 5, 6, 7, 7A, and 9A, the 2008 Report is not to be deemed filed as part of this report.

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

Internal Control over Financial Reporting

(a) See Page 14 of the 2008 Report for “Management’s Report on Internal Control Over Financial Reporting,” which is incorporated herein by reference.

(b) See Page 26 of the 2008 Report for the attestation report of the Company’s independent registered public accounting firm, which is incorporated herein by reference.

(c)  There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.                                             Other Information.

None

PART III

ITEM 10.                                               Directors,  Executive Officers and Corporate Governance.

See the information with respect to the Directors of the Company which is set forth in the section entitled “Election of Directors” of the 2009 Proxy Statement, which  section of the 2009 Proxy Statement is incorporated herein by reference.  See the information in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s 2009 Proxy Statement, which section is incorporated herein by reference.

The following table sets forth the information with respect to the executive officers of the Company:

Name	Position (1)	Age

Melvin J. Gordon*	Chairman of the Board and Chief Executive Officer (2)	89

Ellen R. Gordon*	President and Chief Operating Officer (2)	77

G. Howard Ember Jr.	Vice President/Finance	56

John W. Newlin Jr.	Vice President/Manufacturing	71

Thomas E. Corr	Vice President/Marketing and Sales	60

John P. Majors	Vice President/Distribution	47

Barry P. Bowen	Treasurer	53

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

ITEM 11.                                               Executive Compensation.

See the information set forth in the sections entitled “Executive Compensation”  and “Director Compensation” of the Company’s 2009 Proxy Statement, which are incorporated herein by reference.

ITEM 12.                                               Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

For information with respect to the beneficial ownership of the Company’s Common Stock and Class B Common Stock by the beneficial owners of more than 5% of said shares and by the management of the Company, see the sections entitled “Ownership of Common Stock and Class B Common Stock by Certain Beneficial Owners” and “Ownership of Common Stock and Class B Common Stock by Management” of the 2009 Proxy Statement.  These sections of the 2009 Proxy Statement are incorporated herein by reference.  The Company does not have any compensation plans under which equity securities of the Company are authorized for issuance.

ITEM 13.                                               Certain Relationships and Related Transactions, and Director Independence.

See the section entitled “Related Person Transactions” of the 2009 Proxy Statement, which is incorporated herein by reference.

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

See the section entitled “Independent Auditor Fees and Services” of the 2009 Proxy Statement, which is incorporated herein by reference.

ITEM 15.                                               Exhibits and Financial Statements Schedule.

(a)                                  Financial Statements.

The following financial statements and schedule are filed as part of this report:

(1)                                  Financial Statements (filed herewith as part of Exhibit 13):

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Earnings, Comprehensive Earnings and Retained Earnings for the three years ended December 31, 2008

Consolidated Statements of Financial Position at December 31, 2008 and 2007

Consolidated Statements of Cash Flows for the three years ended December 31, 2008

Notes to Consolidated Financial Statements

(2)                                  Financial Statement Schedule:

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

For the three years ended December 31, 2008 — Valuation and Qualifying Accounts

(3)                                  Exhibits required by Item 601 of Regulation S-K:

See Index to Exhibits which appears following Financial Schedule II.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Tootsie Roll Industries, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOOTSIE ROLL INDUSTRIES, INC.

By:	Melvin J. Gordon
Melvin J. Gordon, Chairman
of the Board of Directors
and Chief Executive Officer

Date:	February 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Melvin J. Gordon	Chairman of the Board
Melvin J. Gordon	of Directors and Chief
Executive Officer
	(principal executive officer)	February 27, 2009

Ellen R. Gordon	Director, President
Ellen R. Gordon	and Chief Operating Officer	February 27, 2009

Barre A. Seibert	Director
Barre A. Seibert		February 27, 2009

Lana Jane Lewis-Brent	Director
Lana Jane Lewis-Brent		February 27, 2009

Richard P. Bergeman	Director
Richard P. Bergeman		February 27, 2009

G. Howard Ember, Jr.	Vice President, Finance
G. Howard Ember, Jr.	(principal financial
officer and principal
	accounting officer)	February 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of

Tootsie Roll Industries, Inc.:

                              Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 27, 2009 appearing in the 2008 Annual Report to Shareholders of Tootsie Roll Industries, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

February 27, 2009

TOOTSIE ROLL INDUSTRIES, INC.
AND SUBSIDIARY COMPANIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS (in thousands)

DECEMBER 31, 2008, 2007 AND 2006

Description	Balance at beginning of year	Additions (reductions) charged (credited) to expense	Deductions (1)	Balance at End of Year

2008:
Reserve for bad debts	$1,727	$(237)	$132	$1,358
Reserve for cash discounts	560	10,233	10,228	565
Deferred tax asset valuation	7,556	950	—	8,506
	$9,843	$10,946	$10,360	$10,429

2007:
Reserve for bad debts	$1,741	$104	$118	$1,727
Reserve for cash discounts	581	10,093	10,114	560
Deferred tax asset valuation	4,329	3,227	—	7,556
	$6,651	$13,424	$10,232	$9,843

2006:
Reserve for bad debts	$1,703	$288	$250	$1,741
Reserve for cash discounts	552	10,199	10,170	581
Deferred tax asset valuation	1,464	2,865	—	4,329
	$3,719	$13,352	$10,420	$6,651

(1)           Deductions against reserve for bad debts consist of accounts receivable written off net of recoveries and exchange rate movements.  Deductions against reserve for cash discounts consist of allowances to customers.

INDEX TO EXHIBITS

The Company hereby agrees to provide the Commission, upon request, copies of any omitted exhibits or schedules required by Item 601(b)(2) of Regulation S-K

3.1	Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.

3.2	Amendment to Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

3.3	Amended and Restated By-Laws . Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

4.1	Specimen Class B Common Stock Certificate. Incorporated by reference to Exhibit 1.1 of the Company’s Registration Statement on Form 8-A dated February 29, 1988.

10.8.1*	Excess Benefit Plan. Incorporated by reference to Exhibit 10.8.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1990.

10.8.2*	Amended and Restated Career Achievement Plan of the Company. Incorporated by reference to Exhibit 10.8.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.8.3*

Amendment to the Amended and Restated Career Achievement Plan of the Company. Incorporated by reference to Exhibit 10.8.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.12*

Restatement of Split Dollar Agreement (Special Trust) between the Company and the trustee of the Gordon Family 1993 Special Trust dated January 31, 1997. Incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

10.21*

Executive Split Dollar Insurance and Collateral Assignment Agreement between the Company and G. Howard Ember Jr. dated July 30, 1994. Incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.

10.22*

Executive Split Dollar Insurance and Collateral Assignment Agreement between the Company and John W. Newlin dated July 30, 1994. Incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.

10.23*

Executive Split Dollar Insurance and Collateral Assignment Agreement between the Company and Thomas E. Corr dated July 30, 1994. Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.

10.25*

Form of Change In Control Agreement dated August, 1997 between the Company and certain executive officers. Incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

10.26*

Executive Split Dollar Insurance and Collateral Assignment Agreement between the Company and Barry Bowen dated April 1, 1997. Incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

10.27*

Amendment to Split Dollar Agreement (Special Trust) dated April 2, 1998 between the Company and the trustee of the Gordon Family 1993 Special Trust, together with related Collateral Assignments. Incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.28*	Form of amendment to Change in Control Agreement between the Company and certain executive officers.

10.29*	Post 2004 Supplemental Savings Plan of the Company.

10.30*	Post 2004 Excess Benefit Plan of the Company.

10.31*	Amended and Restated Career Achievement Plan of the Company.

13

The following items incorporated by reference herein from the Company’s 2008 Annual Report to Shareholders for the year ended December 31, 2008 (the “2008 Report”), are filed as Exhibits to this report:

	(i)	Information under the section entitled “International” set forth on Page 4 of the 2008 Report;

	(ii)	Information under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth on Pages 5-13 of the 2008 Report;

	(iii)	Consolidated Statement of Financial Position at December 31, 2008 and 2007 set forth on Pages 15-16 of the 2008 Report;

	(iv)	Consolidated Statement of Earnings, Comprehensive Earnings and Retained Earnings for the three years ended December 31, 2008 set forth on Page 17 of the 2008 Report;

	(v)	Consolidated Statement of Cash Flows for the three years ended December 31, 2008 set forth on Page 18 of the 2008 Report;

	(vi)	Notes to Consolidated Financial Statements set forth on Pages 19-25 of the 2008 Report;

	(vii)	Management’s Report on Internal Control over Financial Reporting set forth on Page 14 of the 2008 Report,

	(viii)	Report of Independent Registered Public Accounting Firm set forth on Page 26 of the 2008 Report;

	(ix)	Quarterly Financial Data set forth on Page 28 of the 2008 Report;

	(x)	Information under the section entitled “2008-2007 Quarterly Summary of Tootsie Roll Industries, Inc. Stock Price and Dividends per Share” set forth on Page 28 of the 2008 Report; and

	(xi)	Information under the section entitled “Five Year Summary of Earnings and Financial Highlights” set forth on Page 29 of the 2008 Report.

21	List of Subsidiaries of the Company.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Management compensation plan or arrangement.