Form 10-Q
period 2009-04-04
TOOTSIE ROLL INDUSTRIES INC
filed 2009-05-13
CIK 98677

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                        FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended APRIL 4, 2009

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

                   Yes  X         No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

                   Yes ___        No ___

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

                   Yes            No  X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (April
4, 2009)

Class                                             Outstanding

Common Stock, $.69 4/9 par value                  36,513,865
Class B Common Stock, $.69 4/9 par value          19,932,500




         TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES



                         APRIL 4, 2009



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

  Item 3.   Quantitative and Qualitative Disclosures About
             Market Risk                                           6F

  Item 4.   Controls and Procedures                                6F

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


                              PART 1. FINANCIAL INFORMATION
                               ITEM 1. FINANCIAL STATEMENTS
                       TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                (in thousands of dollars)       (UNAUDITED)



ASSETS                                                April 4,        March 29,         Dec. 31,
 CURRENT ASSETS                                          2009            2008            2008____
  Cash & cash equivalents                           $    53,774     $    45,267       $    68,908
  Investments                                            16,257          13,945            17,963
  Trade accounts receivable,
   Less allowances of
   $2,016, $2,084 & $1,923                               26,980          27,395            31,213
  Other receivables                                       2,354           4,789             2,983
  Inventories, at cost
   Finished goods & work in process                      47,159          49,637            34,862
   Raw material & supplies                               23,229          22,938            20,722
  Prepaid expenses                                        7,117           4,193            11,328
  Deferred income taxes                                       -           1,590                 -

   Total current assets                                 176,870         169,754           187,979

 PROPERTY, PLANT & EQUIPMENT, at cost
  Land                                                   19,298          19,398            19,307
  Buildings                                              89,046          88,226            89,077
  Machinery & equipment                                 279,761         265,565           279,100
  Construction in progress                               26,232          10,061            20,701
                                                        414,337         383,250           408,185
 Less-accumulated depreciation                          193,675         180,348           190,557
 Net property, plant and equipment                      220,662         202,902           217,628

 OTHER ASSETS

  Goodwill                                               73,237          73,237            73,237
  Trademarks                                            189,024         189,024           189,024
  Investments                                            50,280          75,011            49,809
  Split dollar life insurance                            74,808          74,944            74,808
  Prepaid expenses                                       10,929               -            10,333
  Investment in joint venture                             8,940          11,002             9,274
                                                        407,218         423,218           406,485

   Total assets                                        $804,750        $795,874          $812,092















                                                    -2-

(The accompanying notes are an integral part of these statements.)


                          (in thousands except per share data)      (UNAUDITED)


LIABILITIES AND SHAREHOLDERS' EQUITY                   April 4,        March 29,         Dec. 31,
 CURRENT LIABILITIES                                     2009             2008            2008___
  Accounts payable                                    $   15,085       $   16,919      $   13,885
  Dividends payable                                           91            4,424           4,401
  Accrued liabilities                                     36,679           38,322          40,335
  Income taxes payable                                         -              509               -
  Deferred income taxes                                      631                -             631
    Total current liabilities                             52,486           60,174          59,252

 NON-CURRENT LIABILITIES

  Deferred income taxes                                   43,427           36,234          43,346
  Postretirement health care and life
    insurance benefits                                    15,847           13,503          15,468
  Industrial development bonds                             7,500            7,500           7,500
  Liability for uncertain tax positions                   19,144           20,496          19,412
  Deferred compensation and other liabilities             32,234           36,668          32,344
    Total non-current liabilities                        118,152          114,401         118,070
    Total liabilities                                    170,638          174,575         177,322

SHAREHOLDERS' EQUITY

 Common Stock, $.69-4/9 par value-
  120,000 shares authorized; 36,514, 35,656 & 35,658
  respectively, issued                                    25,357           24,761          24,762
 Class B common stock, $.69-4/9 par value-
  40,000 shares authorized; 19,932, 19,409 & 19,357,
  respectively, issued                                    13,842           13,478          13,442
 Capital in excess of par value                          498,265          472,067         470,927
 Retained earnings                                       114,172          123,744         142,872
 Accumulated other comprehensive loss                    (15,532)         (10,759)        (15,241)
 Treasury stock (at cost)-
  67, 65 & 65 shares, respectively                        (1,992)          (1,992)         (1,992)
   Total shareholders' equity                            634,112          621,299        $634,770
   Total liabilities and
     shareholders' equity                               $804,750         $795,874        $812,092






















                                                       -2A-

(The accompanying notes are an integral part of these statements.)



                  TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF
               EARNINGS, COMPREHENSIVE EARNINGS AND RETAINED EARNINGS
                 (in thousands except per share amounts)   (UNAUDITED)

                                                         13 WEEKS ENDED
                                             April 4, 2009   &  March 29, 2008
Net product sales                               $ 94,054             $ 90,341
Rental and royalty revenue                           977                1,092

Total revenue                                     95,031               91,433

Product cost of goods sold                        60,719               60,629
Rental and royalty cost                              216                  282

Total costs                                       60,935               60,911

Product gross margin                              33,335               29,712
Rental and royalty gross margin                      761                  810

Total gross margin                                34,096               30,522

Selling, marketing and administrative expenses    22,133               20,050

Earnings from operations                          11,963               10,472

Other expense, net                                  (380)              (1,240)

Earnings before income taxes                      11,583                9,232
Provision for income taxes                         3,263                2,779
Net earnings                                       8,320                6,453

Other comprehensive income (loss), before tax:

Foreign currency translation adjustments            (751)               2,916

Unrealized gains (losses) on securities              153               (2,144)

Unrealized gains on derivatives                      386                  574

Other comprehensive income (loss), before tax       (212)               1,346

Income tax (expense) benefit related to items
 of other comprehensive income                       (79)                (379)

Other comprehensive income (loss), net of tax       (291)                 967

Comprehensive earnings                          $  8,029             $  7,364

Retained earnings at beginning of period        $142,872             $156,752
Net earnings                                       8,320                6,453
Cash dividends                                    (4,391)              (4,296)
Stock dividends - 3%                             (32,629)             (35,165)

Retained earnings at end of period              $114,172             $123,744

Net earnings per share                             $0.15                $0.11
Dividends per share *                              $0.08                $0.08

Average number of shares outstanding              56,539               57,185

*Does not include 3% stock dividend to shareholders of record on 3/10/09 and 3/10/08.

                                      -3-
(The accompanying notes are an integral part of these statements.)

                         TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (in thousands of dollars)       (UNAUDITED)

                                                           13 WEEKS ENDED
                                                 April 4, 2009     &  March 29, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                          $  8,320            $  6,453
Adjustments to reconcile net earnings to
 net cash provided by operating activities:
  Depreciation and amortization                          4,158               3,988
  Amortization of marketable securities                     86                  97
  Net sales (purchases) of trading securities, net        (693)                632
  Changes in operating assets and liabilities:
   Accounts receivable                                   4,160               5,043
   Other receivables                                     1,015              (1,302)
   Inventories                                         (14,884)            (15,091)
   Prepaid expenses and other assets                     3,596               2,373
   Accounts payable and accrued liabilities             (2,421)              1,573
   Income taxes payable and deferred                      (287)                881
   Postretirement health care and life
    insurance benefits                                     379                 289
   Deferred compensation and other liabilities             240              (1,193)
   Other                                                  (188)                 85

Net cash provided by operating activities                3,481               3,828

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                  (7,287)             (5,394)
  Purchase of available for sale securities                  -             (23,236)
  Sale and maturity of available for
   sale securities                                       1,669              36,736

Net cash provided by (used in) investing activities     (5,618)              8,106

CASH FLOWS FROM FINANCING ACTIVITIES:

  Dividends paid in cash                                (8,792)             (4,339)
  Shares repurchased and retired                        (4,205)            (19,934)

Net cash used in financing activities                  (12,997)            (24,273)

Increase (decrease) in cash and cash equivalents       (15,134)            (12,339)
Cash and cash equivalents beginning of year             68,908              57,606

Cash and cash equivalents end of quarter              $ 53,774            $ 45,267

Supplemental cash flow information:
  Income taxes paid                                   $    758            $    411
  Interest paid                                       $    126            $     50
  Stock dividend issued                               $ 32,537            $ 35,043


(The accompanying notes are an integral part of these statements.)





                                            -4-
(The accompanying notes are an integral part of these statements.)




          TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         APRIL 4, 2009
       (in thousands except per share amounts) (UNAUDITED)


Note 1 - Foregoing data has been prepared from the unaudited financial records of Tootsie Roll Industries, Inc. and Subsidiaries
         (the Company) and in the opinion of management all adjustments necessary for a fair statement of the results for the interim period have been reflected. All adjustments were of a normal and recurring nature. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's 2008 Annual Report on Form 10-K.


Note 2 - Average shares outstanding for the period ended April 4, 2009 reflects stock repurchases of 213 shares for $4,205 and a 3% stock dividend distributed on April 9, 2009. Average shares outstanding for the period ended March 29, 2008 reflects stock repurchases of 839 shares for $19,934 and a 3% stock dividend distributed on April 10, 2008.


Note 3 - Results of operations for the period ended April 4, 2009 are not necessarily indicative of results to be expected for the year to end December 31, 2009 because of the seasonal nature of the Company's operations. Historically, the third quarter has been the Company's largest sales quarter due to Halloween sales. The Company's quarterly financial reporting is based on thirteen week periods, the first quarter of 2009 ended on April 4, 2009, and benefited from three additional shipping days compared to the same period of the prior year.


Note 4 - The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company remains subject to examination by U.S. federal and state and foreign tax authorities for the years 2005 through 2007. With few exceptions, the Company is no longer subject to examinations by tax authorities for year 2004 and prior. The Company experienced a decrease in state income tax expense due to the effective conclusion of an income tax audit in first quarter 2009 and resulting favorable adjustment.


Note 5 - Fair Value Measurements

         In the first quarter of 2009, the Company adopted FASB statement 157, "Fair Value Measurements," (SFAS 157) for non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. This adoption did not have a material impact on the Company's financial position or results of operations.

         The Company's investments are carried at fair value which is measured on a recurring basis and adjusted each time a financial statement is prepared. In determining fair value of financial instruments, the Company uses various prescribed techniques. The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the instrument.

                                  -5-


         For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment.

         The Company assesses the inputs used to measure fair value using a three-tier hierarchy, as prescribed under SFAS 157. The hierarchy indicates the extent to which inputs used in measuring fair value are observable in the market. Level 1 inputs include quoted prices for identical instruments and are the most observable. Level 2 inputs include quoted prices for similar assets and observable inputs such as interest rates, foreign currency exchange rates, commodity rates and yield curves. Level 3 inputs are not observable in the market and include management's own judgments about the assumptions market participants would use in pricing the asset or liability. The use of observable and unobservable inputs is reflected in the hierarchy assessment disclosed in the table below.

         As of April 4, 2009, the Company held certain financial instruments that were required to be measured at fair value on a recurring basis.
         These included cash and cash equivalents, derivative hedging instruments related to Canadian dollar forward purchase contracts, and investments in trading securities and available for sale securities, including auction rate securities (ARS). The Company's available for sale and trading securities principally consist of municipal bonds and mutual funds that are publicly traded.

         The following table presents information about the Company's financial assets measured at fair value as of April 4, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:


                                              Estimated Fair Value April 4, 2009

                                                  Total                 Input Levels Used
Description                                    Fair Value       Level 1      Level 2      Level 3
Cash and Cash Equivalents                   $ 53,774     $ 53,774
Auction Rate Securities (ARS)                  8,410                               $ 8,410
Available-For-Sale Securities excluding ARS   31,760                 $ 31,760
Derivatives                                      734          734
Trading Securities                            26,367       26,367       _______     ______

Total Assets Measured at Fair Value         $121,045     $ 80,875      $ 31,760    $ 8,410


         As of April 4, the Company's long term investments include $8,410
         ($13,550 original cost) of Jefferson County Alabama Sewer Revenue
         Refunding Warrants, an ARS, originally purchased with an AAA rating.
         The fair value remained unchanged from December 31, 2008. The Company estimated the fair value of this ARS utilizing a valuation model with Level 3 inputs as of April 4, 2009. This valuation model considered, among other items, the credit risk of the collateral underlying the ARS, the credit risk of the bond insurer, interest rates, and the amount and timing of expected future cash flows including the Company's assumption about the market expectation of the next successful auction. The Company classified this ARS as non-current and has included it in long term investments on the Consolidated
         Statements of Financial Position at April 4, 2009 because the Company believes that the current condition of the ARS market may take more

                                  -5A-



         than twelve months to improve. Available for sale securities which utilize Level 2 inputs consist primarily of municipal bonds, which are valued based on quoted market prices or alternative pricing sources with reasonable levels of price transparency.


Note 6 - Derivative Instruments and Hedging Activities

         In March 2008, the FASB issued statement 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" (SFAS 161). This statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of derivative instruments and related gains and losses, and disclosures about credit-risk-related contingent features in derivative agreements.
         The Company adopted SFAS 161 during the first quarter of 2009, and the adoption did not impact its financial condition, results of operations or cash flow.

         From time to time, the Company enters into futures contracts.
         Commodity futures are intended and effective as hedges of market price risks associated with the anticipated purchase of certain raw materials (primarily sugar). Foreign currency forward contracts are intended and effective as hedges of the Company's exposure to the variability of cash flows, primarily related to the foreign exchange rate changes of products manufactured in Canada and sold in the United States, and periodic equipment purchases from foreign suppliers denominated in a foreign currency. The Company does not engage in trading or other speculative use of derivative instruments.

         The Company's futures contracts are being accounted for as cash flow hedges and are recorded on the balance sheet at fair value. Changes therein are recorded in accumulated other comprehensive loss, net of tax, and are reclassified to earnings in the periods in which earnings are affected by the hedged item. Substantially all amounts reported in accumulated other comprehensive loss are expected to be reclassified to cost of goods sold.

         The Company utilizes foreign currency forward contracts to reduce the effects of fluctuations in exchange rates, primarily relating to the Canadian dollar. As of April 4, 2009, the Company had foreign currency forward contracts outstanding with a notional amount of $26,195 that hedged its exposure to changes in foreign currency exchange rates for its costs of manufacturing certain products in Canada for the U.S. market. The fair value of foreign currency forward contracts, using Level 1 inputs, was an asset of $734 as of April 4, 2009, and this asset is recorded in other receivables.

         During the quarter ended April 4, 2009, the Company recorded $425 of existing net derivative gains in accumulated other comprehensive loss which is a component of shareholders' equity in the statement of financial position. The Company also recognized a gain of $54 for the change in the exchange rates from December 31, 2008 to the settlement dates of its foreign currency forward contracts that were settled during the quarter ended April 4, 2009. The Company expects to reclassify existing net gains of approximately $312 from accumulated other comprehensive loss to net earnings during the next twelve months.

         The Company utilizes commodities futures contracts to mitigate the effect of commodity cost fluctuations on certain ingredients, primarily sugar. As of April 4, 2009, the Company had no outstanding commodities futures contracts.

                                  -5B-


Note 7 - New Accounting Pronouncements

         In April 2008, the FASB issued FASB Staff Position No. 142-3, "Determination of the Useful Life of Intangible Assets" (FSP 142-3). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, "Goodwill and Other Intangible Assets." The intent of FSP 142-3 is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. FSP 142-3 was effective for first quarter 2009. The Company does not expect FSP 142-3 to have a material impact on the accounting for future acquisitions of intangible assets, but the potential impact is dependent upon the acquisitions of intangible assets in the future.

         In April 2009, the FASB issued FASB Staff Position No. 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" (FSP 157-4). FSP 157-4 provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly decreased and (2) identifying transactions that are not orderly. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company is in the process of evaluating the impact of FSP 157-4, but does not expect it to have a material impact on the Company's consolidated financial statements.

         In April 2009, the FASB issued FASB Staff Position No. 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" (FSP 115-2). FSP 115-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. FSP 115-2 is effective for interim and annual periods ending after June 15, 2009. The Company is in the process of evaluating the impact of FSP 115-2, but does not expect it to have a material impact on the Company's consolidated financial statements.

         In April 2009, the FASB issued FASB Staff Position No. 107-1 and
         APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" (FSP 107-1). FSP 107-1 requires disclosures about the fair value of financial instruments in interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 is effective for interim periods ending after June 15, 2009. The Company is in the process of evaluating the impact of FSP 107-1, but does not expect it to have a material impact on the Company's consolidated financial statements.














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


NET PRODUCT SALES:                         Net change in
                                       First Quarter, 2009
              First Quarter                    vs.
           2009          2008          First Quarter, 2008
         $94,054        $90,341               4.1 %


First quarter 2009 net product sales were $94,054 compared to $90,341 in first quarter 2008, an increase of $3,713 or 4.1%. First quarter sales benefited from successful marketing programs and selective price increases. The first quarter 2009 sales increase also reflects the timing of the comparative quarter end reporting periods which resulted in three additional shipping days in first quarter 2009 compared to first quarter 2008. The Company operates in thirteen week quarterly periods which must be adjusted from time to time in order to coincide with the Company's calendar year end reporting. Although consolidated net sales increased in first quarter 2009, such sales reflect declines in sales outside of the United States, including the adverse effects of certain foreign sales, primarily in Mexico, that are translated into a stronger U.S. dollar currency.

First quarter 2009 net product sales were $94,054 compared to $115,432 in fourth quarter 2008. Other than the factors affecting first quarter 2009 net product sales discussed above, this decrease in net product sales is not considered unusual, as the first quarter of the year is historically the Company's lowest sales quarter.


PRODUCT COST OF GOODS SOLD:

              First Quarter                 Percentage of Net Product Sales
          2009           2008                1st Qtr. 2009    1st Qtr. 2008
        $60,719        $60,629                    64.6%          67.1%


Product cost of goods sold as a percentage of net product sales decreased from 67.1% in first quarter 2008 to 64.6% in first quarter 2009. This favorable decrease in product cost of goods sold as a percentage of net product sales is primarily the result of selective price increases, lower product costs for products manufactured in Canada due to more favorable foreign exchange rates, and the overall benefits of additional sales and production volumes, including improved plant efficiencies. The Company's ingredient unit costs, in the aggregate during first quarter 2009, were generally comparable to first quarter 2008. As a result of the above discussed factors, product gross margin increased from 32.9% in first quarter 2008 to 35.4% in first quarter 2009, an increase of 2.5% as a percentage of net product sales.






                                  -6-



SELLING, MARKETING AND ADMINISTRATIVE EXPENSES:

              First Quarter                Percentage of Net Product Sales
         2009             2008              1st Qtr. 2009    1st Qtr. 2008
       $22,133           $20,050                 23.5%          22.2%


Selling, marketing and administrative expenses increased from $20,050 in first quarter 2008 to $22,133 in first quarter 2009, an increase of $2,083 or 10.4%. This increase primarily reflects the increase in certain variable operating expenses relating to higher net product sales, changes in deferred compensation expense as discussed below, increases in certain accrued compensation and incentive awards that are generally adjusted for changes in net earnings, and an increase in bad debt expense in the comparative quarterly periods.
However, selling, marketing and administrative expenses did favorably benefit from lower energy and fuel costs relating to freight and delivery. As a percentage of net product sales, selling, marketing and administrative operating expenses increased from 22.2% in 2008 to 23.5% in 2009, principally reflecting the above discussed factors.

First quarter earnings from operations were $11,963 and $10,472 in 2009 and 2008, respectively, an increase of $1,491 or 14.2%. As a percentage of net product sales, income from operations was 12.7% and 11.6% in first quarter 2009 and 2008, respectively, an increase of 1.1% as a percent of net product sales. Results for first quarter 2009 were favorably impacted by improved gross profit margins as well as other factors which are discussed above.


NET EARNINGS:

              First Quarter               Percentage of Net Product Sales
          2009             2008            1st Qtr. 2009    1st Qtr. 2008
         $8,320           $6,453                8.8%            7.1%


Other expense, net was $(380) in first quarter 2009 compared to $(1,240) in first quarter 2008, a net decrease of $860. Other expense, net in 2009 and 2008 includes $327 and $1,970, respectively, of investment losses on trading securities relating to deferred compensation plans; the aforementioned losses resulted in a corresponding decrease in deferred compensation expense included in aggregate cost of products sold and selling, marketing and administrative expenses in the corresponding first quarter periods.

The consolidated effective income tax rate decreased from 30.1% in first quarter 2008 to 28.2% in first quarter 2009, a favorable decline of 1.9%. The afore-mentioned decrease principally reflects a decrease in state income tax expense due to the effective conclusion of an income tax audit in first quarter 2009 and resulting favorable adjustment.

First quarter 2009 net earnings were $8,320 compared to first quarter 2008 net earnings of $6,453. First quarter 2009 earnings per share were $0.15 compared to $0.11 in first quarter 2008, an increase of $0.04 per share or 36%. In addition to the factors discussed above, earnings per share benefited from fewer shares outstanding as a result of the Company's share repurchases during the trailing twelve months, including first quarter 2009.







                                    -6A-



Goodwill and intangibles are assessed annually as of December 31 or whenever events or circumstances indicate that the carrying values may not be recoverable from future cash flows. The Company has not ascertained any triggering events, as defined, or other adverse information that would indicate a material impairment of its goodwill or intangibles in first quarter 2009.


LIQUIDITY AND CAPITAL RESOURCES:

The Company's current ratio (current assets divided by current liabilities) was
3.4 to 1 as of the end of first quarter 2009 as compared to 2.8 to 1 as of the end of first quarter 2008 and 3.2 to 1 as of the end of fourth quarter 2008.
Net working capital was $124,384 as of the end of first quarter 2009 as compared to $109,580 and $128,727 as of the end of first quarter 2008 and fourth quarter 2008, respectively. The aforementioned net working capital amounts are principally reflected in aggregate cash and cash equivalents and short-term investments which totaled $70,031 as of the end of first quarter 2009 compared to $59,212 and $86,871, as of the end of first quarter 2008 and fourth quarter 2008, respectively. In addition, long term investments, principally debt securities comprising municipal bonds, were $50,280 (including $8,410 of Jefferson County auction rate securities (ARS) discussed below) as of the end of first quarter 2009, as compared to $75,011 and $49,809 as of the end of first quarter 2008 and fourth quarter 2008, respectively. Aggregate cash and cash equivalents and short and long-term investments were $120,311, $134,223, $136,680, for first quarter ended 2009 and 2008, and fourth quarter 2008, respectively. Investments in municipal bonds and other debt securities that matured during first quarters 2009 and 2008 were generally used to purchase the Company's common stock or were replaced with debt securities of similar maturities.

During fourth quarter 2008, the Company determined that the fair value of the Jefferson County ARS resulted in an other than temporary impairment, as defined, and recorded an after-tax charge of $3,328 ($5,140 pre-tax charge). The adverse events in 2008 relating to Jefferson County and its insurer, Financial Guaranty Insurance Company (FIGIC), continue in 2009, and the auction for this ARS has continued to fail in 2009. Therefore, as of April 4, 2009, the Company has continued to estimate the fair value of this ARS utilizing a valuation model with Level 3 inputs as defined by SFAS 157, "Fair Value Measurements". The Company has classified this ARS as non-current and has included it in long term investments as of April 4, 2009 because the Company believes that the financial conditions of the ARS market and FIGIC may take more than twelve months to resolve. Future decreases in the fair value of this ARS could also be classified as other than temporary and result in additional charges to earnings. Notwithstanding, the Company continues to receive all contractual interest payments on this ARS on a timely basis, there has been no default, it is insured by FIGIC and the Company has the intent and ability to hold this ARS until recovery assuming that it occurs in a reasonable number of years. See also Note 5 for further discussion and disclosure regarding the determination of fair value and related accounting.


Net cash provided by operating activities was $3,481 for first quarter 2009, as compared to $3,828 for first quarter 2008. The aforementioned change in net cash provided by operating activities principally reflects the $1,867 increase in net earnings for the comparative periods, and the timing of payments and cash flows relating to inventories, income taxes payable and deferred, and accounts payable and accrued liabilities, including the timing of the quarterly dividend




                                    -6B-



payment in the comparative quarterly periods. Capital expenditures for first quarter 2009 and 2008 were $7,287 and $5,394, respectively. Capital expenditures for the 2009 year are anticipated to be generally in line with historical annualized spending, and are to be funded from the Company's cash flow from operations and internal sources.

Cash dividends declared in first quarter 2009 and 2008 were $4,391 and $4,296, respectively. However, dividends paid in cash were $8,792 and $4,339, in first quarter 2009 and 2008, respectively. The difference between dividends declared and dividends paid is due to the timing of the payment of the first quarter dividends in the quarterly periods.

During first quarter 2009, the Company purchased and retired 213 of its shares of common stock for $4,205. The Company purchased and retired 839 of its shares of common stock for $19,934 during first quarter 2008.


NEW ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued statement 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" (SFAS 161). This statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of derivative instruments and related gains and losses, and disclosures about credit-risk-related contingent features in derivative agreements. The Company adopted SFAS 161 during the first quarter of 2009 and the adoption did not impact its financial condition, results of operations or cash flow.

The Company utilizes commodities futures contracts to mitigate the effect of commodity cost fluctuations on certain ingredients, primarily sugar. The Company enters into futures contracts that are intended and effective as hedges of market price risks associated with the anticipated purchase of such ingredients. The Company also periodically enters into foreign currency forward contracts that are intended and effective as hedges of the Company's exposure to the variability of cash flows, including the foreign exchange rate changes of products manufactured in Canada and sold in the United States, and periodic equipment purchases from foreign suppliers denominated in a foreign currency. The Company does not engage in trading or other speculative use of derivative instruments.

As of April 4, 2009, the Company had Canadian dollar foreign currency forward contracts outstanding with a notional amount of $26,195 that hedged its exposure to changes in foreign currency exchange rates for products to be manufactured in Canada for the U.S. market. Such contracts hedge a portion of Canadian dollar cash flows for the years 2009 through 2011. The fair value of these foreign currency forward contracts, using level 1 inputs, reflects an asset of $734 as of April 4, 2009 which is included in other receivables in the Company's condensed statements of financial position.

The Company's futures contracts are being accounted for as cash flow hedges and are recorded on the balance sheet at fair value. Changes therein are recorded in accumulated other comprehensive loss, net of tax, and are reclassified to earnings in the periods in which earnings are affected by the hedged item. Substantially all amounts reported in accumulated other comprehensive loss are expected to be reclassified to cost of goods sold. Gains and losses on derivatives not designated for hedge accounting are recognized in earnings currently.



                                    -6C-



During the quarter ended April 4, 2009, the Company recorded $425 of existing net derivative gains in accumulated other comprehensive loss which is a component of shareholders' equity in the statement of financial position.
The Company also recognized a gain of $54 for the change in the exchange rates from December 31, 2008 to the settlement dates of its foreign currency forward contracts that were settled during the quarter ended April 4, 2009. The Company expects to reclassify existing net gains of approximately $312 from accumulated other comprehensive loss to net earnings during the next twelve months.

As of April 4, 2009, the Company had no outstanding commodities futures contracts. The fair value of any existing commodities futures contracts, using Level 1 inputs, would be recorded in other receivables. Any existing gain or loss on the hedged items attributable to this hedged risk would be included in cost of goods sold.

In February 2008, the FASB issued FSP FAS 157-2, "Effective Date of FASB Statement No 157" (FAP FAS 157-2). FSP FAS 157-2 delayed the effective date for SFAS 157 for certain non-financial assets and non-financial liabilities, including goodwill and other intangible assets. The Company's adoption of FSP FAS 157-2 in first quarter 2009 did not have a material effect on its financial statements.

In December 2007, the FASB issued SFAS 141(R), "Business Combinations", and SFAS 160, "Non-controlling Interests in Consolidated Financial Statements", which affect the accounting for business combinations and the reporting of non-controlling interests in consolidated financial statements. These statements became effective for fiscal years beginning after December 15, 2008, and will principally affect the Company's accounting relating to future acquisitions. The Company's adoption of these statements in first quarter 2009 did not have any effect on its financial statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3, "Determination of the Useful Life of Intangible Assets" (FSP 142-3). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, "Goodwill and Other Intangible Assets." The intent of FSP 142-3 is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. FSP 142-3 was effective for first quarter 2009. The Company does not expect FSP 142-3 to have a material impact on the accounting for future acquisitions or renewals of intangible assets, but the potential impact is dependent upon the acquisitions of intangible assets in the future.

In April 2009, the FASB issued FASB Staff Position No. 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly"
(FSP 157-4). FSP 157-4 provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly decreased and (2) identifying transactions that are not orderly. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company is in the process of evaluating the impact of FSP 157-4, but does not expect it to have a material impact on the Company's consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments"
(FSP 115-2). FSP 115-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the



                                    -6D-



presentation and disclosure of other-than-temporary impairments on debt and equity securities. FSP 115-2 is effective for interim and annual periods ending after June 15, 2009. The Company is in the process of evaluating the impact of FSP 115-2, but does not expect it to have a material impact on the Company's consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" (FSP 107-1). FSP 107-1 requires disclosures about the fair value of financial instruments in interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 is effective for interim periods ending after June 15, 2009. The Company is in the process of evaluating the impact of FSP 107-1, but does not expect it to have a material impact on the Company's consolidated financial statements.


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

Such factors, risks, trends and uncertainties, which in some instances are beyond the Company's control, including without limitation, the following: (i) significant competitive activity, including advertising, promotional and price competition, and changes in consumer demand for the Company's products; (ii) fluctuations in the cost and availability of various ingredients and packaging materials; (iii) inherent risks in the marketplace, including uncertainties about trade and consumer acceptance and seasonal events such as Halloween; (iv) the effect of acquisitions on the Company's results of operations and financial condition; (v) the effect of changes in foreign currencies on the Company's foreign subsidiaries operating results, and the effect of the Canadian dollar on products manufactured in Canada and marketed and sold in the United States in U.S. dollars; (vi) the Company's reliance on third-party vendors for various goods and services; (vii) the Company's ability to successfully implement new production processes and lines; (viii) the effect of changes in assumptions, including discount rates, sales growth and profit margins, and the capability to pass along higher ingredient and other input costs through price increases, relating to the Company's impairment testing and analysis of its goodwill and trademarks; (ix) changes in the confectionery marketplace including actions taken by major retailers and customers; (x) customer, consumer and competitor response to marketing programs and price and product weight adjustments, and new products; (xi) dependence on significant customers, including volume and timing of their purchases, and availability of shelf space; (xii) increases in energy costs, including freight and delivery, that cannot be passed along to customers through increased prices due to competitive reasons; (xiii) any significant labor stoppages, strikes or production interruptions; (xiv) changes in governmental laws and regulations including taxes and tariffs; (xv) the risk that the market value of Company's investments could decline including being classified as "other than temporary" as defined, and (xvi) the potential effects of the current and future recessionary economic conditions. In addition, the Company's results may be affected by general factors, such as overall economic conditions, financial and securities' market factors, political developments,


                                    -6E-



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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK:

The Company is exposed to various market risks, including fluctuations in sugar, corn syrup, edible oils, including soybean oil, cocoa, dextrose, milk and whey, and gum-base input ingredients and packaging and fuel costs. The Company is exposed to exchange rate fluctuations in the Canadian dollar which is the currency used for a portion of the raw material and packaging material costs and operating expenses at its Canadian plants. The Company invests in securities with maturities or auction dates of up to three years, the majority of which are held to maturity, which limits the Company's exposure to interest rate fluctuations. There has been no material change in the Company's market risks that would significantly affect the disclosures made in the Form 10-K for the year ended December 31, 2008.


Item 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, the Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of April 4, 2009 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the Chief Executive Officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended April 4, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.












                                    -6F-


                    PART II - OTHER INFORMATION

                    TOOTSIE ROLL INDUSTRIES, INC.
                          AND SUBSIDIARIES

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds


                                                                             Approximate Dollar
                    (a) Total     (b) Average               Shares           Value of Shares that
                    Number of     Price Paid per     Purchased as Part of    May Yet Be Purchased
                      Shares         Share        Publicly Announced Plans   Under the Plans
  Period            Purchased                          Or Programs               or Programs_____
JAN 1 TO JAN 31            -      $     -           NOT APPLICABLE            NOT APPLICABLE

FEB 1 TO FEB 28            -            -           NOT APPLICABLE            NOT APPLICABLE

MAR 1 TO APR 4       212,600          19.74         NOT APPLICABLE            NOT APPLICABLE

TOTAL                212,600      $   19.74

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

                            TOOTSIE ROLL INDUSTRIES, INC.

Date:  May 13, 2009         BY:/S/MELVIN J. GORDON
                               Melvin J. Gordon
                               Chairman and Chief
                               Executive Officer

Date:  May 13, 2009         BY:/S/G. HOWARD EMBER, JR.
                               G. Howard Ember, Jr.
                               V.P./Finance and
                               Chief Financial Officer




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

                                    Date:  May 13, 2009


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

                                    Date:  May 13, 2009


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

Industries, Inc. for the quarterly period ended April 4, 2009 (the

Form 10-Q) fully complies with the requirements of section 13(a) or

15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q fairly presents, in all material respects,

the financial condition and results of operations of Tootsie Roll

Industries, Inc. and its subsidiaries.









Dated: May 13, 2009                  /S/MELVIN J. GORDON
                                     Melvin J. Gordon
                                     Chairman and Chief
                                     Executive Officer



Dated: May 13, 2009                  /S/G. HOWARD EMBER, JR.
                                     G. Howard Ember, Jr.
                                     V.P./Finance and
                                     Chief Financial Officer

















                             -7C-