Form 10-Q
period 2009-07-04
TOOTSIE ROLL INDUSTRIES INC
filed 2009-08-13
CIK 98677

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                        FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended JULY 4, 2009

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

                   Yes            No  X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (July 4, 2009)

Class                                             Outstanding

Common Stock, $.69 4/9 par value                  36,099,795
Class B Common Stock, $.69 4/9 par value          19,926,770



         TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES


                         JULY 4, 2009


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



                               PART 1. FINANCIAL INFORMATION
                               ITEM 1. FINANCIAL STATEMENTS
                       TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                               (in thousands of dollars)       (UNAUDITED)



ASSETS                                      July 4,       June 28,          Dec. 31,
 CURRENT ASSETS                               2009         2008               2008
  Cash & cash equivalents                  $ 33,149      $ 31,251          $ 68,908
  Investments                                15,854        15,778            17,963
  Trade accounts receivable,
   Less allowances of
   $2,202, $2,081 & $1,923                   28,191        25,120            31,213
  Other receivables                           4,028         3,487             2,983
  Inventories, at cost
   Finished goods & work in process          63,218        74,858            34,862
   Raw material & supplies                   26,605        27,683            20,722
  Prepaid expenses                            8,139         2,806            11,328
  Deferred income taxes                           -         1,585                 -

   Total current assets                     179,184       182,568           187,979

 PROPERTY, PLANT & EQUIPMENT, at cost

  Land                                       19,323        19,417            19,307
  Buildings                                  89,130        88,286            89,077
  Machinery & equipment                     280,316       266,577           279,100
  Construction in progress                   32,582        13,225            20,701
                                            421,351       387,505           408,185
 Less-accumulated depreciation              198,102       184,085           190,557
 Net property, plant and equipment          223,249       203,420           217,628

 OTHER ASSETS

  Goodwill                                   73,237        73,237            73,237
  Trademarks                                189,024       189,024           189,024
  Investments                                49,488        73,217            49,809
  Split dollar life insurance                74,808        74,944            74,808
  Investment in joint venture                 9,286        11,030            10,333
  Prepaid expenses                            9,994             -             9,274
                                            405,837       421,452           406,485

   Total assets                            $808,270      $807,440          $812,092





                                                    -2-


(The accompanying notes are an integral part of these statements.)





                  (in thousands except per share data)      (UNAUDITED)


LIABILITIES AND SHAREHOLDERS' EQUITY         July 4,       June 28,      Dec. 31,
 CURRENT LIABILITIES                          2009           2008          2008
  Accounts payable                          $ 12,501      $ 26,983       $ 13,885
  Dividends payable                            4,498         4,425          4,401
  Accrued liabilities                         36,703        36,829         40,335
  Deferred income taxes                          631             -            631
    Total current liabilities                 54,333        68,237         59,252

 NON-CURRENT LIABILITIES

  Deferred income taxes                       44,031        35,794         43,346
  Postretirement health care and life
    insurance benefits                        16,208        13,847         15,468
  Industrial development bonds                 7,500         7,500          7,500
  Liability for uncertain tax positions       19,623        21,009         19,412
  Deferred compensation and other
   liabilities                                33,983        36,934         32,344
    Total non-current liabilities            121,345       115,084        118,070
    Total liabilities                        175,678       183,321        177,322

SHAREHOLDERS' EQUITY

 Common Stock, $.69-4/9 par value-
  120,000 shares authorized; 36,100,
  35,659 & 35,658, respectively, issued       25,069        24,763         24,762
 Class B common stock, $.69-4/9 par value-
  40,000 shares authorized; 19,927, 19,406
  & 19,357, respectively, issued              13,838        13,476         13,442
 Capital in excess of par value              489,107       472,067        470,927
 Retained earnings                           120,018       126,589        142,872
 Accumulated other comprehensive loss        (13,448)      (10,784)       (15,241)
 Treasury stock (at cost)-
  67, 65 & 65 shares, respectively            (1,992)       (1,992)        (1,992)
   Total shareholders' equity                632,592       624,119        634,770
   Total liabilities and
     shareholders' equity                   $808,270      $807,440       $812,092


                                                       -2A-

(The accompanying notes are an integral part of these statements.)






                  TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF
               EARNINGS, COMPREHENSIVE EARNINGS AND RETAINED EARNINGS
                 (in thousands except per share amounts)   (UNAUDITED)
                                                        13 WEEKS ENDED
                                               July 4, 2009   &  June 28, 2008
Net product sales                               $107,812             $101,591
Rental and royalty revenue                           860                1,023

Total revenue                                    108,672              102,614

Product cost of goods sold                        68,807               68,741
Rental and royalty cost                              211                  234

Total costs                                       69,018               68,975

Product gross margin                              39,005               32,850
Rental and royalty gross margin                      649                  789

Total gross margin                                39,654               33,639

Selling, marketing and administrative expenses    25,728               23,188

Earnings from operations                          13,926               10,451

Other income, net                                  1,821                  653

Earnings before income taxes                      15,747               11,104
Provision for income taxes                         5,409                3,858
Net earnings                                      10,338                7,246

Other comprehensive income, before tax:

Foreign currency translation adjustments           1,534                  647

Unrealized losses on securities                      (82)                (216)

Unrealized gains (losses) on derivatives           1,182                 (856)

Other comprehensive income (loss), before tax      2,634                 (425)

Income tax benefit (expense) related to items
 of other comprehensive income                      (550)                 399

Other comprehensive income (loss), net of tax      2,084                  (26)

Comprehensive earnings                          $ 12,422             $  7,220

Retained earnings at beginning of period        $114,172             $123,744
  Net earnings                                    10,338                7,246
  Cash dividends                                  (4,492)              (4,401)

Retained earnings at end of period              $120,018             $126,589

   Net earnings per share                          $0.18                $0.13
   Dividends per share *                           $0.08                $0.08

Average number of shares outstanding              56,245               56,642

*Does not include 3% stock dividend to shareholders of record on 3/9/09 and 3/10/08.

                                      -3-

(The accompanying notes are an integral part of these statements.)

                        TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF
                 EARNINGS, COMPREHENSIVE EARNINGS AND RETAINED EARNINGS
                  (in thousands except per share amounts)     (UNAUDITED)
                                                            26 WEEKS ENDED
                                               July 4, 2009   &  June 28, 2008
Net product sales                               $201,866             $191,932
Rental and royalty revenue                         1,837                2,115

Total revenue                                    203,703              194,047

Product cost of goods sold                       129,526              129,370
Rental and royalty cost                              427                  516

Total costs                                      129,953              129,886

Product gross margin                              72,340               62,562
Rental and royalty gross margin                    1,410                1,599

Total gross margin                                73,750               64,161

Selling, marketing and administrative expenses    47,861               43,238

Earnings from operations                          25,889               20,923

Other income (loss), net                           1,441                 (587)

Earnings before income taxes                      27,330               20,336
Provision for income taxes                         8,672                6,637
Net earnings                                      18,658               13,699

Other comprehensive income, before tax:

Foreign currency translation adjustments             783                3,563

Unrealized gains (losses) on securities               71               (2,360)

Unrealized gains (losses) on derivatives           1,568                 (282)

Other comprehensive income, before tax             2,422                  921

Income tax benefit (expense) related to items
  of other comprehensive income                     (629)                  20

Other comprehensive income, net of tax             1,793                  941

Comprehensive earnings                          $ 20,451             $ 14,640

Retained earnings at beginning of period        $142,872             $156,752
  Net earnings                                    18,658               13,699
  Cash dividends                                  (8,883)              (8,697)
  Stock dividends - 3%                           (32,629)             (35,165)

Retained earnings at end of period              $120,018             $126,589

   Net earnings per share                          $0.33                $0.24
   Dividends per share *                           $0.16                $0.16

Average number of shares outstanding              56,393               56,952

*Does not include 3% stock dividend to shareholders of record on 3/09/09 and 3/10/08.

                                      -3A-

(The accompanying notes are an integral part of these statements.)

                         TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (in thousands of dollars)       (UNAUDITED)
                                                           26 WEEKS ENDED
                                                 July 4, 2009    &    June 28, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                          $ 18,658            $ 13,699
Adjustments to reconcile net earnings to
 net cash provided by (used in) operating
 activities:
  Depreciation and amortization                          8,261               8,005
  Amortization of marketable securities                    173                 202
  Net sales (purchases) of trading securities           (1,144)                 97
  Changes in operating assets and liabilities:
   Accounts receivable                                   3,118               7,429
   Other receivables                                       523                (856)
   Inventories                                         (34,058)            (44,872)
   Prepaid expenses and other assets                     3,560               3,789
   Accounts payable and accrued liabilities             (5,073)             10,091
   Income taxes payable and deferred                       307                 910
   Postretirement health care and life
    insurance benefits                                     740                 633
   Deferred compensation and other liabilities             721              (1,051)
   Other                                                   351                 224

Net cash used in operating activities                   (3,863)             (1,700)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                 (13,719)             (9,742)
  Purchase of available for sale securities                  -             (25,456)
  Sale and maturity of available for
   sale securities                                       4,355              39,216

Net cash provided by (used in) investing activities     (9,364)              4,018

CASH FLOWS FROM FINANCING ACTIVITIES:

  Dividends paid in cash                                (8,878)             (8,738)
  Shares repurchased and retired                       (13,654)            (19,935)

Net cash used in financing activities                  (22,532)            (28,673)

Decrease in cash and cash equivalents                  (35,759)            (26,355)
Cash and cash equivalents-beginning of year             68,908              57,606

Cash and cash equivalents end of quarter              $ 33,149            $ 31,251

Supplemental cash flow information:
  Income taxes paid, net                              $  6,833            $  4,531
  Interest paid                                       $    168            $    148
  Stock dividend issued                               $ 32,537            $ 35,043


(The accompanying notes are an integral part of these statements.)




                                            -4-




          TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         JULY 4, 2009
       (in thousands except per share amounts) (UNAUDITED)


Note 1 - Foregoing data has been prepared from the unaudited financial records of Tootsie Roll Industries, Inc. and Subsidiaries (the Company) and in the opinion of management all adjustments necessary for a fair statement of the results for the interim period have been reflected. All adjustments were of a normal and recurring nature. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. The Company adopted SFAS No. 165 as of July
         5, 2009 and has evaluated all subsequent events through the date and time its financial statements were issued on August 13, 2009. The adoption of this standard did not have a material impact on the Company's financial accounting or reporting. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's 2008 Annual Report on Form 10-K.


Note 2 - Average shares outstanding for the 26 week period ended July 4, 2009 reflect stock repurchases and subsequent retirements of 632 shares for $13,654 and a 3% stock dividend distributed on April 9, 2009. Average shares outstanding for the 26 week period ended June 28, 2008 reflect stock repurchases and subsequent retirements of 839 shares for $19,935 and 3% stock dividends distributed on April 10, 2008 and April 9, 2009.


Note 3 - Results of operations for the period ended July 4, 2009 are not necessarily indicative of results to be expected for the year to end December 31, 2009 because of the seasonal nature of the Company's operations. Historically, the third quarter has been the Company's largest sales quarter due to Halloween sales. The Company's quarterly financial reporting is based on thirteen week periods; the first quarter of 2009 ended on April 4, 2009 and first half of 2009 ended on July 4, 2009, and both periods benefited from three additional shipping days compared to the same periods of the prior year.


Note 4 - The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company remains subject to examination by U.S. federal and state and foreign tax authorities for the years 2005 through 2007. With few exceptions, the Company is no longer subject to examinations by tax authorities for years 2004 and prior. The Company experienced a decrease in state income tax expense due to the effective conclusion of an income tax audit in first quarter 2009 and resulting favorable adjustment.


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


                                  -5-


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

         As of July 4, 2009, the Company held certain financial instruments that were required to be measured at fair value on a recurring basis.
         These included cash and cash equivalents, derivative hedging instruments related to Canadian dollar forward purchase contracts, and investments in trading securities and available for sale securities, including auction rate securities (ARS). The Company's available for sale and trading securities principally consist of municipal bonds and mutual funds that are publicly traded.

         The following table presents information about the Company's financial assets measured at fair value as of July 4, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:



                                              Estimated Fair Value July 4, 2009

                                                Total                   Input Levels Used
Description                                   Fair Value       Level 1      Level 2      Level 3
Cash and Cash Equivalents                  $ 33,149     $ 33,149
Auction Rate Security (ARS)                   8,410                              $ 8,410
Available-for-sale Security excluding ARS    28,905                 $ 28,905
Derivatives                                   1,916        1,916
Trading Securities                           28,027       28,027     ________     ______

Total assets measured at fair value        $100,407     $ 63,092    $ 28,905     $ 8,410







                                  -5A-



         As of July 4, the Company's long term investments include $8,410 ($13,550 original cost) of Jefferson County Alabama Sewer Revenue Refunding Warrants, an ARS, originally purchased with an AAA rating. The fair value remained unchanged from December 31, 2008. The Company estimated the fair value of this ARS utilizing a valuation model with Level 3 inputs as of July 4, 2009. This valuation model considered, among other items, the credit risk of the collateral underlying the ARS, the credit risk of Financial Guaranty Insurance Company (FIGIC) the bond insurer, interest rates, and the amount and timing of expected future cash flows including the Company's assumption about the market expectation of the next successful auction. The Company classified this ARS as non-current and has included it in long term investments on the Consolidated Statements of Financial Position at July 4, 2009 because the Company believes that the current condition of the ARS market as well as the credit condition of Jefferson County and FIGIC may take more than twelve months to improve. Available for sale securities which utilize Level 2 inputs consist primarily of municipal bonds, which are valued based on alternative pricing sources with reasonable levels of price transparency.

         There is no difference between the fair value and carrying value of the Company's long term debt.


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

         The Company's futures and forward contracts are being accounted for as cash flow hedges and are recorded on the balance sheet at fair value. Changes therein are recorded in accumulated other comprehensive loss, net of tax, and are reclassified to earnings in the periods in which earnings are affected by the hedged item. Substantially all amounts reported in accumulated other comprehensive loss are expected to be reclassified to cost of goods sold.

         The Company utilizes foreign currency forward contracts to reduce the effects of fluctuations in exchange rates, primarily relating to the Canadian dollar. As of July 4, 2009, the Company had foreign currency forward contracts outstanding with a notional amount of $21,387 that hedged its exposure to changes in foreign currency exchange rates for


                                  -5B-



         its costs of manufacturing certain products in Canada for the U.S. market. The fair value of foreign currency forward contracts, using level 1 inputs, resulted in an asset of $1,916 as of July 4, 2009 which is included in other receivables.

         During second quarter and first half ended July 4, 2009, the Company recorded $1,182 and $1,607, respectively, of existing net derivative gains into accumulated other comprehensive loss which is a component of shareholders' equity in the statement of financial position. The Company also recognized a gain of $424 and $478, related to settlement dates of foreign currency contracts settled during the second quarter and first half of 2009, respectively. At July 4, 2009, the Company expects to reclassify existing net gains of approximately $779 from accumulated other comprehensive loss to next earnings during the next twelve months.

         The Company utilizes commodities futures contracts to mitigate the effect of commodity cost fluctuations on certain ingredients, primarily sugar. As of July 4, 2009, the Company had no outstanding commodities futures contracts.


Note 7 - New Accounting Pronouncements

         In April 2008, the FASB issued FASB Staff Position No. 142-3, "Determination of the Useful Life of Intangible Assets" (FSP 142-3). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, "Goodwill and Other Intangible Assets." The intent of FSP 142-3 is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. FSP 142-3 was effective for first quarter 2009. The Company does not expect FSP 142-3 to have a material impact on the accounting for future acquisitions or intangible assets, but the potential impact is dependent upon the acquisitions of intangible assets in the future.

         In April 2009, the FASB issued FASB Staff Position No. 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" (FSP 157-4). FSP 157-4 provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly decreased and (2) identifying transactions that are not orderly. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company's adoption of FSP 157-4 during second quarter 2009 did not have a material impact on the Company's consolidated financial statements.

         In April 2009, the FASB issued FASB Staff Position No. 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" (FSP 115-2). FSP 115-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. FSP 115-2 is effective for interim and annual periods ending after June 15, 2009. The Company's adoption of FSP 115-2 during second quarter 2009 did not have a material impact on the Company's consolidated financial statements.





                                  -5C-



         In April 2009, the FASB issued FASB Staff Position No. 107-1 and
         APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" (FSP 107-1). FSP 107-1 requires disclosures about the fair value of financial instruments in interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 is effective for interim periods ending after June 15, 2009. The Company's adoption of FSP 107-1 during second quarter 2009 did not have a material impact on the Company's consolidated financial statements. See Note 5 to the Condensed Consolidated financial statements.

         The Company adopted SFAS No. 165, "Subsequent Events" (SFAS 165), During the second quarter 2009. SFAS 165 establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued. SFAS 165 includes a requirement to disclose the date through which subsequent events were evaluated. See Note 1 to the Condensed Consolidated financial statements.














































                                  -5D-


               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               (dollars in thousands except per share amounts)


The following is management's discussion of the Company's operating results and analysis of factors that have affected the accompanying Condensed Consolidated Statements of Earnings.

NET PRODUCT SALES                         Net change in
                                       Second Quarter, 2009
             Second Quarter                    vs.
           2009          2008          Second Quarter, 2008
         $107,812      $101,591                6.1%


                                         First Half, 2009
               First Half                      vs.
           2009          2008            First Half, 2008
         $201,866      $191,932                5.2%


Second quarter 2009 net product sales were $107,812 compared to $101,591 in second quarter 2008, an increase of $6,221 or 6.1%. First half 2009 net product sales of $201,866 increased $9,934 or 5.2% from first half 2008 net product sales of $191,932. Second quarter and first half 2009 net product sales benefited from effective marketing programs and selective price increases as well as the timing of certain customer orders shipped in second quarter 2009 which were shipped in third quarter 2008. Consolidated 2009 net product sales advanced despite declines in sales outside of the U.S. reflecting lower foreign sales when translated into a stronger U.S. dollar reporting currency.

As the Company's quarterly financial reporting is based on thirteen week periods, the first quarter as well as the first half of 2009 benefited from three additional shipping days compared to the same periods of the prior year. The number of shipping days in the comparative second quarter 2009 and 2008 periods were identical.

PRODUCT COST OF GOODS SOLD:

             Second Quarter                 Percentage of Net Product Sales
          2009           2008                2nd Qtr. 2009    2nd Qtr. 2008
        $68,807        $68,741                    63.8%           67.7%


               First Half                   Percentage of Net Product Sales
          2009           2008                1st Half 2009    1st Half 2008
        $129,526        $129,370                   64.2%           67.4%


Product cost of goods sold as a percentage of net product sales favorably decreased from 67.7% in the second quarter 2008 to 63.8% in second quarter 2009, and from 67.4% in first half 2008 to 64.2% in first half 2009. This favorable cost percentage decrease is primarily the result of selective price increases, lower product costs for products manufactured in Canada due to more favorable foreign exchange rates, and the overall benefits of additional sales and production volumes, including improved plant efficiencies. In addition, the Company's aggregate ingredient and packaging unit costs decreased slightly during second quarter and first half 2009 when compared to the rising commodity cost environment in the prior year comparative periods. As a result of the above discussed factors, product gross margin increased from 32.3% in second quarter 2008 to 36.2% in second quarter 2009 and from 32.6% in first half 2008 to 35.8% in first half 2009, increases of 3.9% and 3.2% as a percentage of net product sales, respectively.

                                  -6-

SELLING, MARKETING AND ADMINISTRATIVE EXPENSES:

             Second Quarter                  Percentage of Net Product Sales
          2009            2008                2nd Qtr. 2009    2nd Qtr. 2008
        $25,728         $23,188                    23.9%          22.8%

              First Half                    Percentage of Net Product Sales
          2009            2008               1st Half 2009    1st Half 2008
        $47,861         $43,238                    23.7%          22.5%


Second quarter 2009 and 2008 selling, marketing and administrative expenses were $25,728 and $23,188, respectively an increase of $2,540 or 11.0%; and first half 2009 and 2008 selling, marketing and administrative expenses were $47,861 and $43,238, respectively an increase of $4,623 or 10.7%. The aforementioned expenses reflect increases of $895 and $2,102 related to deferred compensation expense in second quarter and first half 2009, respectively, compared to 2008. Such deferred compensation expense principally results from changes in the market value of trading securities used as an economic hedge of the Company's deferred compensation liabilities as further discussed below. Adjusting for the aforementioned, selling marketing and administrative expenses increased by $1,645 or 7.1% and $2,521 or 5.6% in second quarter and first half 2009, respectively, when compared to the corresponding comparative periods.

As a percentage of net product sales, second quarter selling, marketing and administrative expenses were 23.9% and 22.8% in 2009 and 2008, respectively; and first half same expenses as a percent of net product sales were 23.7% and 22.5% in 2009 and 2008, respectively. Adjusting for the above discussed deferred compensation expenses, operating expenses as a percent of sales increased slightly from 22.8% in second quarter 2008 to 23.0% in second quarter 2009; and from 23.3% in first half 2008 to 23.4% in first half 2009.

The above discussed increases in selling, marketing and administrative expenses primarily reflect the related increases in certain variable operating expenses relating to higher net product sales, increases in certain accrued incentive compensation awards that are generally adjusted for changes in net earnings, and an increase in bad debt expense in the comparative quarterly periods. However, selling, marketing and administrative expenses did favorably benefit from lower energy and fuel costs relating to freight and delivery.

Second quarter 2009 and 2008 earnings from operations were $13,926 and 10,451, respectively; and first half 2009 and 2008 earnings from operations were $25,889 and 20,923, respectively. Adjusting for the above discussed deferred compensation expenses (including amounts included in product cost of goods sold), second quarter 2009 earnings from operations were $15,134 compared to $10,530 in second quarter 2008, an increase of $4,604 or 43.7%; and first half 2009 earnings from operations were $26,770 compared to $19,032 in first half 2009, an increase of $7,738 or 40.7%. Results for second quarter and first half 2009 were favorably impacted by higher sales and improved gross profit margins as well as other factors discussed above.


NET EARNINGS:
                                              Second Quarter, 2009
            Second Quarter                           vs.
         2009             2008                Second Quarter, 2008
       $10,338          $ 7,246                     42.7%


                                                First Half, 2009
               First Half                             vs.
         2009             2008                  First Half, 2008
       $18,658          $13,699                     36.2%

                              -6A-


Other income, net was $1,821 in second quarter 2009 compared to $653 in second quarter 2008, a net increase of $1,168. For first half 2009 other income (expense), net was $1,441 compared to $(587) for first half 2008, a net increase of $2,028. Other income, net includes the changes in the market value in the Company's trading securities which are an economic hedge of the Company's deferred compensation liabilities. The income (expense) on such trading securities was $1,209 and $80 in second quarter 2009 and 2008, respectively, and $883 and $(1,889) in first half 2009 and 2008, respectively. Such income or (expense) was substantially offset by a like amount of (expense) or income in the aggregate product cost of goods sold and selling marketing and administrative expenses in the respective periods. Other income, net also includes decreases in investment income on available for sale securities and cash balances reflecting lower interest rates in the investment markets.

The consolidated effective income tax rate decreased slightly from 34.7% in second quarter 2008 to 34.3% in second quarter 2009, and from 32.6% in first half 2008 to 31.7% in first half 2009. The decrease in the first half effective tax rate reflects lower state income tax expense due to the effective conclusion of an income tax audit in first quarter 2009 and resulting favorable adjustment.

Second quarter 2009 net earnings were $10,338 compared to second quarter 2008 net earnings of $7,246, a $3,092 or 42.7% increase. Second quarter 2009 earnings per share were $0.18, compared to $0.13 per share in second quarter 2008, an increase of $0.05 or 38.5%. First half 2009 net earnings were $18,658 compared to first half 2008 net earnings of $13,699, a $4,959 or 36.2% increase. First half net earnings per share were $0.33 in 2009 compared to $0.24 per share in first half 2008, an increase of $0.09 per share or 37.5%. The Company's earning per share for both second quarter and first half 2009 reflect common stock purchases in the open market resulting in fewer shares outstanding.


LIQUIDITY AND CAPITAL RESOURCES:

The Company's current ratio (current assets divided by current liabilities) was
3.3 to 1 as of the end of second quarter 2009 as compared to 2.7 to 1 as of the end of second quarter 2008 and 3.2 to 1 as of the end of fourth quarter 2008. Net working capital was $124,851 as of the end of second quarter 2009 as compared to $114,331 and $128,727 as of the end of second quarter 2008 and fourth quarter 2008, respectively. The aforementioned net working capital amounts include total cash and cash equivalents and short-term investments which aggregated $49,003 as of the end of second quarter 2009 compared to $47,029 and $86,871, as of the end of second quarter 2008 and fourth quarter 2008, respectively. In addition, long-term investments, principally debt securities comprising municipal bonds, were $49,488 (includes $8,410 of Jefferson County auction rate securities discussed in Note 5 to the accompanying Condensed Consolidated Financial Statements) as of the end of second quarter 2009, as compared to $73,217 and $49,809 as of the end of second quarter 2008 and fourth quarter 2008, respectively. Aggregate cash and cash equivalents and short and long-term investments were $98,491, $120,246 and $136,680, respectively for second quarter ended 2009, second quarter 2008 and fourth quarter 2008, respectively. Except for the Jefferson County auction rate securities referenced above, investments in municipal bonds and other debt securities that matured during first half 2009 and 2008 were generally used to purchase the Company's common stock or were replaced with debt securities of similar maturities.

Net cash used in operating activities was $3,863 for first half 2009, as compared to $1,700 for first half 2008. The aforementioned change in net cash used in operating activities principally reflects the timing of payments and cash flows relating to accounts receivable, inventories, accounts payable and


                              -6B-


accrued liabilities partially offset by the $4,959 improvement in net earnings for the comparative periods. Capital expenditures for first half 2009 and 2008 were $13,719 and $9,742, respectively. Capital expenditures for the 2009 year are anticipated to be generally in line with historical annualized spending, and are to be funded from the Company's cash flow from operations and internal sources.

Cash dividends paid in first half 2009 and 2008 were $8,878 and $8,738, respectively.

During first half 2009, the Company also purchased and retired $13,654 of its shares of common stock compared to $19,935 during the same period of the previous year.


NEW ACCOUNTING PRONOUNCEMENTS

In April 2008, the FASB issued FASB Staff Position No. 142-3, "Determination of the Useful Life of Intangible Assets" (FSP 142-3). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, "Goodwill and Other Intangible Assets." The intent of FSP 142-3 is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. FSP 142-3 was effective for first quarter 2009. The Company does not expect FSP 142-3 to have a material impact on the accounting for future acquisitions or intangible assets, but the potential impact is dependent upon the acquisitions of intangible assets in the future.

In April 2009, the FASB issued FASB Staff Position No. 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" (FSP 157-4). FSP 157-4 provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly decreased and (2) identifying transactions that are not orderly. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company's adoption of FSP 157-4 during second quarter 2009 did not have a material impact on the Company's consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" (FSP 115-2). FSP 115-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. FSP 115-2 is effective for interim and annual periods ending after June 15, 2009. The Company's adoption of FSP 115-2 during second quarter 2009 did not have a material impact on the Company's consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" (FSP 107-1). FSP 107-1 requires disclosures about the fair value of financial instruments in interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 is effective for interim periods ending after June 15, 2009. The Company's adoption of FSP 107-1 during second quarter 2009 did not have a material impact on the Company's consolidated financial statements. See Note 5 to the Condensed Consolidated financial statements.





                                  -6C-


The Company adopted SFAS No. 165, "Subsequent Events" (SFAS 165), during the second quarter 2009. SFAS 165 establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued. SFAS 165 includes a requirement to disclose the date through which subsequent events were evaluated. See Note 1 to the condensed consolidated financial statements.


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

Such factors, risks, trends and uncertainties, which in some instances are beyond the Company's control, including without limitation, the following: (i) significant competitive activity, including advertising, promotional and price competition, and changes in consumer demand for the Company's products; (ii) fluctuations in the cost and availability of various ingredients and packaging materials; (iii) inherent risks in the marketplace, including uncertainties about trade and consumer acceptance and seasonal events such as Halloween; (iv) the effect of acquisitions on the Company's results of operations and financial condition; (v) the effect of changes in foreign currencies on the Company's foreign subsidiaries operating results, and the effect of the Canadian dollar on products manufactured in Canada and marketed and sold in the United States in U.S. dollars; (vi) the Company's reliance on third-party vendors for various goods and services; (vii) the Company's ability to successfully implement new production processes and lines; (viii) the effect of changes in assumptions, including discount rates, sales growth and profit margins, and the capability to pass along higher ingredient and other input costs through price increases, relating to the Company's impairment testing and analysis of its goodwill and trademarks; (ix) changes in the confectionery marketplace including actions taken by major retailers and customers; (x) customer, consumer and competitor response to marketing programs and price and product weight adjustments, and new products; (xi) dependence on significant customers, including volume and timing of their purchases, and availability of shelf space; (xii) increases in energy costs, including freight and delivery, that cannot be passed along to customers through increased prices due to competitive reasons; (xiii) any significant labor stoppages, strikes or production interruptions; (xiv) changes in governmental laws and regulations including taxes and tariffs; (xv) the risk that the market value of Company's investments could decline including being classified as "other than temporary" as defined, and (xvi) the potential effects of the current and future recessionary economic conditions. In addition, the Company's results may be affected by general factors, such as overall economic conditions, financial and securities' market factors, political developments, currency exchange rates, interest and inflation rates, accounting standards, taxes, and laws and regulations affecting the Company in markets where it competes and those factors described in Part 1, Item 1A "Risk Factors" and elsewhere in the Company's Annual Report on Form 10-K and in other Company filings, including quarterly reports on Form 10-Q, with the Securities and Exchange Commission.




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


Item 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, the Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of July 4, 2009 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended July 4, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.



















                                    -6E-

              PART II - OTHER INFORMATION

             TOOTSIE ROLL INDUSTRIES, INC.
                    AND SUBSIDIARIES

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds


                                                                             Approximate Dollar
                    (a) Total     (b) Average               Shares           Value of Shares that
                    Number of     Price Paid per     Purchased as Part of    May Yet Be Purchased
                      Shares         Share        Publicly Announced Plans   Under the Plans
  Period            Purchased                          Or Programs               or Programs
APR  4 TO MAY  2        NONE         NONE           NOT APPLICABLE           NOT APPLICABLE

MAY  3 TO MAY 30      118,100      $ 22.85          NOT APPLICABLE           NOT APPLICABLE

MAY 31 TO JUL  4      301,700        22.32          NOT APPLICABLE           NOT APPLICABLE

  TOTAL               419,800      $ 22.47          NOT APPLICABLE           NOT APPLICABLE


     While the Company does not have a formal or publicly announced stock repurchase program, the Company's board of directors periodically authorizes a dollar amount for share repurchases. The treasurer executes share repurchase transactions according to these guidelines.


Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of the Company, held on May 4, 2009, the following number of votes were cast for the matters indicated:

1. For the election of five directors of the Company by the holders of Common Shares and Class B Common Shares voting together:

                                                                  Broker
    Nominee                  For          Withheld     Abstain   Non-Vote
Melvin J. Gordon           219,677,596    5,534,224      -0-        -0-

Ellen R. Gordon            219,762,186    5,449,634      -0-        -0-

Lana Jane Lewis-Brent      220,596,207    4,615,613      -0-        -0-

Barre A. Siebert           221,610,127    3,601,693      -0-        -0-

Richard P. Bergeman        220,615,158    4,596,662      -0-        -0-



2.  Proposal to ratify the appointment of PricewaterhouseCoopers LLP as auditors for the fiscal year 2009:
                                                                      Broker
                                  For         Withheld     Against   Non-Vote
Common Shares and Class B
Common Shares voting together   223,007,018      -0-      2,121,267     -0-

No other matters were submitted to a vote by ballot at the 2009 Annual
Meeting.
















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

                            TOOTSIE ROLL INDUSTRIES, INC.

Date:  Aug. 13, 2009         BY:/S/MELVIN J. GORDON
                                Melvin J. Gordon
                                Chairman and Chief
                                Executive Officer

Date:  Aug. 13, 2009         BY:/S/G. HOWARD EMBER, JR.
                                G. Howard Ember, Jr.
                                Vice President Finance and
                                Chief Financial Officer













































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

                                    Date:  Aug. 13, 2009


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

Industries, Inc. for the quarterly period ended July 4, 2009 (the

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









Dated: Aug. 13, 2009                 /S/MELVIN J. GORDON
                                     Melvin J. Gordon
                                     Chairman and Chief
                                     Executive Officer



Dated: Aug. 13, 2009                 /S/G. HOWARD EMBER, JR.
                                     G. Howard Ember, Jr.
                                     Vice President Finance and
                                     Chief Financial Officer


























                             -7D-