Form 10-Q
period 2009-10-03
TOOTSIE ROLL INDUSTRIES INC
filed 2009-11-12
CIK 98677

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                        FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended October 3, 2009

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

                   Yes           No  X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (October 3, 2009)

Class                                             Outstanding

Common Stock, $.69 4/9 par value                   35,823,231
Class B Common Stock, $.69 4/9 par value           19,923,778



         TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES



                        OCTOBER 3, 2009



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

            Notes to Condensed Consolidated Financial Statements  5-5D


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



                               PART 1. FINANCIAL INFORMATION
                               ITEM 1. FINANCIAL STATEMENTS
                       TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                               (in thousands of dollars)       (UNAUDITED)



ASSETS                                            Oct. 3,         Sep. 27,         Dec. 31,
 CURRENT ASSETS                                      2009            2008           2008
  Cash & cash equivalents                        $ 36,731        $ 28,944          $ 68,908
  Investments                                      12,814          14,520            17,963
  Trade accounts receivable,
   Less allowances of
   $3,802, $3,437 & $1,923                         95,269          90,250            31,213
  Miscellaneous receivables and other               5,361           3,867             2,983
  Inventories, at cost
   Finished goods & work in process                43,251          45,884            34,862
   Raw material & supplies                         23,890          23,923            20,722
  Prepaid expenses                                  5,820           1,095            11,328
  Deferred income taxes                                 -           1,981                 -

   Total current assets                           223,136         210,464           187,979

 PROPERTY, PLANT & EQUIPMENT, at cost

  Land                                             19,313          19,416            19,307
  Buildings                                        89,096          88,286            89,077
  Machinery & equipment                           279,944         265,066           279,100
  Construction in process                          36,724          20,067            20,701
                                                  425,077         392,835           408,185
 Less-accumulated depreciation                    203,102         188,194           190,557
 Net property, plant and equipment                221,975         204,641           217,628

 OTHER ASSETS

  Goodwill                                         73,237          73,237            73,237
  Trademarks                                      189,024         189,024           189,024
  Investments                                      49,674          59,368            49,809
  Split dollar life insurance                      74,797          74,944            74,808
  Investment in joint venture                       9,521           9,953             9,274
  Prepaid expenses                                  9,037               -            10,333
                                                  405,290         406,526           406,485

   Total assets                                  $850,401        $821,631          $812,092










                                                -2-

(The accompanying notes are an integral part of these statements.)


                  (in thousands except per share data)      (UNAUDITED)


LIABILITIES AND SHAREHOLDERS' EQUITY              Oct. 3,         Sep. 27,        Dec. 31,
 CURRENT LIABILITIES                                 2009           2008           2008
  Accounts payable                               $ 17,499         $ 17,828        $ 13,885
  Dividends payable                                 4,460            4,405           4,401
  Accrued liabilities                              45,980           43,867          40,335
  Income taxes payable                              7,449            4,609               -
  Deferred income taxes                               631                -             631
   Total current liabilities                       76,019           70,709          59,252

 NON-CURRENT LIABILITIES

  Deferred income taxes                            45,513           34,309          43,346
  Postretirement health care and life
    insurance benefits                             16,570           14,123          15,468
  Industrial development bonds                      7,500            7,500           7,500
  Liability for uncertain tax positions            18,173           21,609          19,412
  Deferred compensation and other liabilities      37,270           36,034          32,344
    Total non-current liabilities                 125,026          113,575         118,070
    Total liabilities                             201,045          184,284         177,322

SHAREHOLDERS' EQUITY

 Common Stock, $.69-4/9 par value-
  120,000 shares authorized; 35,823,
  35,693 & 35,658 respectively, issued             24,877           24,787          24,762
 Class B common stock, $.69-4/9 par value-
  40,000 shares authorized; 19,924, 19,372
  & 19,357, respectively, issued                   13,836           13,453          13,442
 Capital in excess of par value                   482,844          472,066         470,927
 Retained earnings                                142,810          141,904         142,872
 Accumulated other comprehensive loss             (13,019)         (12,871)        (15,241)
 Treasury stock (at cost)-
  67, 65 & 65 shares, respectively                 (1,992)          (1,992)         (1,992)
   Total shareholders' equity                     649,356          637,347         634,770
   Total liabilities and
     shareholders' equity                        $850,401         $821,631        $812,092


















                                                   -2A-

(The accompanying notes are an integral part of these statements.)


                  TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF
               EARNINGS, COMPREHENSIVE EARNINGS AND RETAINED EARNINGS
                 (in thousands except per share amounts)   (UNAUDITED)
                                                         13 WEEKS ENDED
                                                Oct. 3, 2009  &  Sep. 27, 2008
Net product sales                               $183,408             $184,687
Rental and royalty revenues                          943                1,015

Total revenues                                   184,351              185,702

Product cost of goods sold                       117,707              125,394
Rental and royalty costs                             218                  247

Total costs                                      117,925              125,641

Product gross margin                              65,701               59,293
Rental and royalty gross margins                     725                  768

Total gross margin                                66,426               60,061

Selling, marketing and administrative expenses    30,877               29,669

Earnings from operations                          35,549               30,392

Other income (expense)                             3,083                 (986)

Earnings before income taxes                      38,632               29,406
Provision for income taxes                        11,385                9,691
Net earnings                                      27,247               19,715

Other comprehensive income (loss), before tax

Foreign currency translation adjustments            (112)              (1,527)

Unrealized gains (losses) on securities                1               (1,320)

Unrealized gains (losses) on derivatives           1,062                  (29)

Other comprehensive income (loss), before tax        951               (2,876)

Income tax benefit (expense) related to items
 of other comprehensive income                      (521)                 790

Other comprehensive income (loss), net of tax        430               (2,086)

Comprehensive earnings                          $ 27,677             $ 17,629

Retained earnings at beginning of period        $120,018             $126,589
Net earnings                                      27,247               19,715
Cash dividends                                    (4,455)              (4,400)

Retained earnings at end of period              $142,810             $141,904

Net earnings per share                             $0.49                $0.35
Dividends per share *                              $0.08                $0.08

Average number of shares outstanding              55,796               56,642

*Does not include 3% stock dividend to shareholders of record on 3/09/09 and 3/10/08.

                                      -3-

(The accompanying notes are an integral part of these statements.)


                    TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF
                 EARNINGS, COMPREHENSIVE EARNINGS AND RETAINED EARNINGS
                  (in thousands except per share amounts)     (UNAUDITED)
                                                             39 WEEKS ENDED
                                                Oct. 3, 2009  &  Sep. 27, 2008
Net product sales                               $385,274             $376,619
Rental and royalty revenues                        2,780                3,130

Total revenues                                   388,054              379,749

Product cost of goods sold                       247,233              254,764
Rental and royalty costs                             645                  763

Total costs                                      247,878              255,527

Product gross margin                             138,041              121,855
Rental and royalty gross margins                   2,135                2,367

Total gross margin                               140,176              124,222

Selling, marketing and administrative expenses    78,738               72,907

Earnings from operations                          61,438               51,315

Other income (expense), net                        4,524               (1,573)

Earnings before income taxes                      65,962               49,742
Provision for income taxes                        20,057               16,328
Net earnings                                      45,905               33,414

Other comprehensive income (loss), before tax

Foreign currency translation adjustments             671                2,036

Unrealized gains (losses) on securities               72               (3,680)

Unrealized gains (losses) on derivatives           2,630                 (311)

Other comprehensive income (loss), before tax      3,373               (1,955)

Income tax benefit (expense) related to items
 of other comprehensive income                    (1,150)                 810

Other comprehensive income (loss), net of tax      2,223               (1,145)

Comprehensive earnings                          $ 48,128             $ 32,269

Retained earnings at beginning of period        $142,872             $156,752
Net earnings                                      45,905               33,414
Cash dividends                                   (13,338)             (13,097)
Stock dividends - 3%                             (32,629)             (35,165)

Retained earnings at end of period              $142,810             $141,904

Net earnings per share                             $0.82                $0.59
Dividends per share *                              $0.24                $0.24

Average number of shares outstanding              56,198               56,859

*Does not include 3% stock dividend to shareholders of record on 3/09/09 and 3/10/08.

                                      -3A-
(The accompanying notes are an integral part of these statements.)


                         TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (in thousands of dollars)       (UNAUDITED)
                                                           39 WEEKS ENDED
                                                   Oct. 3, 2009   &   Sep. 27, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                          $ 45,905            $ 33,414
Adjustments to reconcile net earnings to
 net cash provided by (used in) operating activities
  Depreciation and amortization                         13,627              12,362
  Amortization of marketable securities                    240                 306
  Purchase of trading securities                        (2,058)             (1,862)
  Sales of trading securities                              620               1,730
  Changes in operating assets and liabilities
   Accounts receivable                                 (63,965)            (57,796)
   Other receivables                                       252              (1,265)
   Inventories                                         (11,499)            (12,354)
   Prepaid expenses and other assets                     6,826               5,465
   Accounts payable and accrued liabilities              9,203               8,030
   Income taxes payable and deferred                     7,242               4,957
   Postretirement health care and life
    insurance benefits                                   1,102                 909
   Deferred compensation and other liabilities           1,925                (624)
   Other                                                   261                 306

Net cash provided by (used in) operating activities      9,681              (6,422)

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures                                   (17,918)            (15,540)
Purchase of available for sale securities                    -             (30,326)
Sale and maturity of available for
 sale securities                                         9,542              56,718

Net cash used in investing activities                   (8,376)            (10,852)

CASH FLOWS FROM FINANCING ACTIVITIES

Dividends paid in cash                                 (13,370)            (13,157)
Shares repurchased and retired                         (20,112)            (19,935)

Net cash used in financing activities                  (33,482)            (33,092)

Decrease in cash and cash equivalents                  (32,177)            (28,662)
Cash and cash equivalents at the beginning of year      68,908              57,606

Cash and cash equivalents at the end of quarter       $ 36,731            $ 28,944

Supplemental cash flow information
Income taxes paid, net of refunds                     $  6,877            $ 10,001
Interest paid                                         $    176            $    191
Stock dividend issued                                 $ 32,538            $ 35,043



(The accompanying notes are an integral part of these statements.)





                                            -4-



          TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          October 3, 2009
       (in thousands except per share amounts) (UNAUDITED)


Note 1 - Foregoing data has been prepared from the unaudited financial records of Tootsie Roll Industries, Inc. and Subsidiaries (the Company) and in the opinion of management all adjustments necessary for a fair statement of the results for the interim period have been reflected. All adjustments were of a normal and recurring nature. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. The Company evaluated all subsequent events through the date and time its financial statements were issued on November 12, 2009. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's on 2008 Annual Report on Form 10-K.


Note 2 - Average shares outstanding for the 39 week period ended October 3, 2009 reflect stock repurchases and subsequent retirements of 912 shares for $20,112 and a 3% stock dividend distributed on April 9, 2009. Average shares outstanding for the 39 week period ended September 27, 2008 reflect stock repurchases and subsequent retirements of 839 shares for $19,935 and a 3% stock dividend distributed on April 10, 2008 and April 9, 2009.


Note 3 - Results of operations for the period ended October 3, 2009 are not necessarily indicative of results to be expected for the year to end December 31, 2009 because of the seasonal nature of the Company's operations. Historically, the third quarter has been the Company's largest sales quarter due to Halloween sales. The Company's quarterly financial reporting is based on thirteen week periods; the nine months ended on October 3, 2009 benefited from three additional shipping days, experienced in prior quarters, compared to the same period of the prior year.


Note 4 - The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company remains subject to examination by U.S. federal and state and foreign tax authorities for the years 2006 through 2008. With few exceptions, the Company is no longer subject to examinations by tax authorities for years 2005 and prior.


Note 5 - Fair Value Measurements


         In the first quarter of 2009, the Company adopted the authoritative guidance for fair value measurements for non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. This adoption did not have a material impact on the Company's financial position or results of operations.







                                  -5-

         The Company's investments, other than its equity method investment, are carried at fair value which is measured on a recurring basis and adjusted each time a financial statement is prepared. In determining fair value of financial instruments, the Company uses various prescribed techniques. The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the instrument.

         For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment.

         The Company assesses the inputs used to measure fair value using a three-tier hierarchy. The hierarchy indicates the extent to which inputs used in measuring fair value are observable in the market.
         Level 1 inputs include quoted prices for identical instruments and are the most observable. Level 2 inputs include quoted prices for similar assets and observable inputs such as interest rates, foreign currency exchange rates, commodity rates and yield curves. Level 3 inputs are not observable in the market and include management's own judgments about the assumptions market participants would use in pricing the asset or liability. The use of observable and unobservable inputs is reflected in the hierarchy assessment disclosed in the table below.

         As of October 3, 2009, the Company held certain financial instruments that were required to be measured at fair value on a recurring basis.
         These included cash and cash equivalents, derivative hedging instruments related to Canadian dollar forward purchase contracts, and investments in trading securities and available for sale securities, including auction rate securities (ARS). The Company's available for sale and trading securities principally consist of municipal bonds and mutual funds that are publicly traded.

         The following table presents information about the Company's financial assets measured at fair value as of October 3, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:



                                              Estimated Fair Value Oct 3, 2009

                                             Total             Input Levels Used
Description                                Fair Value    Level 1     Level 2     Level 3
Cash and Cash Equivalents                  $ 36,731     $ 36,731
Auction Rate Security (ARS)                   8,410                              $ 8,410
Available-for-sale Security excluding ARS    23,652                 $ 23,652
Derivatives                                   2,978        2,978
Trading Securities                           30,426       30,426     ________     ______

Total assets measured at fair value        $102,197     $ 70,135    $ 23,652     $ 8,410







                                  -5A-



         As of October 3, the Company's long term investments include $8,410 ($13,550 original cost) of Jefferson County Alabama Sewer Revenue Refunding Warrants, an ARS, originally purchased with an AAA rating. The fair value did not change significantly from December 31, 2008.
         The Company estimated the fair value of this ARS utilizing a valuation model with Level 3 inputs as of October 3, 2009. This valuation model considered, among other items, the credit risk of the collateral underlying the ARS, the credit risk of Financial Guaranty Insurance Company (FIGIC) the bond insurer, interest rates, and the amount and timing of expected future cash flows, including the Company's assumption about the market expectation of the next successful auction. The Company classified this ARS as non-current and has included it in long term investments on the Consolidated Statements of Financial Position at October 3, 2009, because the Company believes that the current condition of the ARS market as well as the credit condition of Jefferson County and FIGIC may take more than twelve months to improve. Available for sale securities, excluding the Jefferson County ARS, which utilize Level 2 inputs consist primarily of municipal bonds, which are valued based on alternative pricing sources with reasonable levels of price transparency.

         There is no significant difference between the fair value and carrying value of the Company's long term debt.


Note 6 - Derivative Instruments and Hedging Activities

         During the first quarter of 2009 the Company adopted the authoritative guidance for disclosures about derivative instruments and hedging activities. It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of derivative instruments and related gains and losses, and disclosures about credit-risk-related contingent features in derivative agreements. The adoption did not impact the Company's financial condition, results of operations or cash flow.

         From time to time, the Company enters into futures contracts. Commodity futures are intended and are effective as hedges of market price risks associated with the anticipated purchase of certain raw materials (primarily sugar). Foreign currency forward contracts are intended and are effective as hedges of the Company's exposure to the variability of cash flows, primarily related to the foreign exchange rate changes of products manufactured in Canada and sold in the United States, and periodic equipment purchases from foreign suppliers denominated in a foreign currency. The Company does not engage in trading or other speculative use of derivative instruments.

         The Company's futures contracts are being accounted for as cash flow hedges and are recorded on the balance sheet at fair value. Changes therein are recorded in accumulated other comprehensive loss, net of tax, and are reclassified to earnings in the periods in which earnings are affected by the hedged item. Realized gains/losses are recorded in cost of goods sold.

         The Company utilizes foreign currency forward contracts to reduce the effects of fluctuations in exchange rates, primarily relating to the Canadian dollar. As of October 3, 2009, the Company had foreign currency forward contracts outstanding with a notional amount of $17,772 that hedged its exposure to changes in foreign currency exchange rates for its costs of manufacturing certain products in



                                  -5B-



         Canada for the U.S. market. The fair value of foreign currency forward contracts, using level 1 inputs, resulted in an asset of $2,978 as of October 3, 2009 which is included in other receivables.

         During third quarter and nine months ended October 3, 2009, the Company recorded $1,062 and $2,669, respectively, of net derivative gains into accumulated other comprehensive loss which is a component of shareholders' equity in the statement of financial position. The Company also recognized a gain of $511 and $989, related to settlement dates of foreign currency contracts settled during the third quarter and nine months of 2009, respectively. At October 3, 2009, the Company expects to reclassify existing net gains of approximately $1,520 from accumulated other comprehensive loss to net earnings during the next twelve months.

         The Company utilizes commodities futures contracts and options to mitigate the effect of commodity cost fluctuations on certain ingredients, primarily sugar. As of October 3, 2009, the Company had no outstanding commodities futures contracts.


Note 7 - New Accounting Pronouncements

         In April 2008, the FASB issued guidance which amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets. The intent of the guidance is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. It was effective for first quarter 2009. The Company does not expect the guidance to have a material impact on the accounting for future acquisitions or intangible assets, but the potential impact is dependent upon the acquisitions of intangible assets in the future.

         In April 2009, the FASB issued guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly decreased and (2) identifying transactions that are not orderly. It is effective for interim and annual periods ending after June 15, 2009. The Company's adoption of the guidance during second quarter 2009 did not have a material impact on the Company's consolidated financial statements.

         In April 2009, the FASB amended the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. It is effective for interim and annual periods ending after June 15, 2009. The Company's adoption of the guidance during second quarter 2009 did not have a material impact on the Company's consolidated financial statements.

         In April 2009, the FASB issued guidance which required disclosures about the fair value of financial instruments in interim reporting periods of publicly traded companies as well as in annual financial statements. It is effective for interim periods ending after June 15, 2009. The Company's adoption of the guidance during second quarter 2009 did not have a material impact on the Company's consolidated financial statements. See Note 5 to the Condensed Consolidated financial statements.



                                  -5C-



         In May 2009, the FASB issued guidance which established general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued. It includes a requirement to disclose the date through which subsequent events were evaluated. See Note 1 to the Condensed Consolidated financial statements.

         In June 2009, the FASB issued guidance which establishes the FASB Accounting Standards Codification to become the source of authoritative U.S. generally accepted accounting principles to be applied by non-governmental entities. It is effective for interim or annual financial periods ending after September 15, 2009. The Company adopted this guidance during the current reporting period.

















































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

NET PRODUCT SALES                         Net change in
                                       Third Quarter, 2009
             Third Quarter                    vs.
           2009          2008          Third Quarter, 2008
         $183,408      $184,687               -0.7%


                                          Nine Months, 2009
               Nine Months                      vs.
           2009          2008             Nine Months, 2008
         $385,274      $376,619                2.3%

Third quarter 2009 net product sales were $183,408 compared to $184,687 in third quarter 2008, a decrease of $1,279 or 0.7%. Nine months 2009 net product sales of $385,274 increased $8,655 or 2.3% from nine months 2008 net product sales of $376,619. Third quarter 2009 net sales in the United States benefited from effective marketing programs, selective price increases and product weight declines reflecting indirect price increases, however, the timing of certain customer sales in the comparative second and third quarters of 2009 and 2008 adversely affected third quarter 2009 net product sales. Third quarter consolidated 2009 net product sales were also adversely affected by declines in export sales and certain international sales translated into U.S. dollars from a devalued Mexican foreign currency. Nine months 2009 net product sales also benefited from effective marketing programs and selective price increases, and were also adversely impacted by declines in export sales and a devalued Mexican foreign currency.

The Company's quarterly financial reporting is based on thirteen week periods, the nine months 2009 benefited from three additional shipping days, experienced in prior quarters, compared to the same periods of the prior year. The number of shipping days in the comparative third quarter 2009 and 2008 periods were identical.

PRODUCT COST OF GOODS SOLD:

             Third Quarter                   Percentage of Net Product Sales
          2009           2008                3rd Qtr. 2009    3rd Qtr. 2008
        $117,707        $125,394                    64.2%           67.9%


               Nine Months                   Percentage of Net Product Sales
          2009           2008               Nine Months 2009  Nine Months 2008
        $247,233        $254,764                    64.2%           67.6%

Product cost of goods sold as a percentage of net product sales favorably decreased from 67.9% in third quarter 2008 to 64.2% in third quarter 2009, and from 67.6% in nine months 2008 to 64.2% in nine months 2009. These favorable cost percentage decreases are primarily the result of selective price increases, product weight declines resulting in indirect price increases, lower product costs for products manufactured in Canada due to more favorable foreign exchange rates, and the overall benefits of additional sales for the comparative nine month periods. As a result of the above discussed factors, product gross margin increased from 32.1% in third quarter 2008 to 35.8% in third quarter 2009, and from 32.4% in nine months 2008 to 35.8% in nine months 2009, increases of 3.7% and 3.4% as a percentage of net product sales, respectively.

                              -6-

SELLING, MARKETING AND ADMINISTRATIVE EXPENSES:

             Third Quarter                  Percentage of Net Product Sales
          2009            2008                3rd Qtr. 2009    3rd Qtr. 2008
        $30,877         $29,669                    16.8%          16.1%

              Nine Months                    Percentage of Net Product Sales
          2009            2008              Nine Months 2009  Nine Months 2008
        $78,738         $72,907                    20.4%          19.4%


Third quarter 2009 and 2008 selling, marketing and administrative expenses were $30,877 and $29,669, respectively, an increase of $1,208; and nine months 2009 and 2008 selling, marketing and administrative expenses were $78,738 and $72,907, respectively, an increase of $5,831. The third quarter 2009 expense reflects an increase of $1,642 relating to deferred compensation expense, whereas third quarter 2008 expense reflects a decrease of $950 for this expense. These expenses for nine months 2009 reflect an increase of $2,338 relating to deferred compensation expense, whereas nine months 2008 expense reflects a decrease of $2,356 for this expense. Such deferred compensation expense principally results from changes in the market value of trading securities used as an economic hedge of the Company's deferred compensation liabilities as further discussed below under "Net Earnings." Excluding the effects of the aforementioned deferred compensation changes, third quarter selling, marketing and administrative expenses were $29,235 and $30,619 in 2009 and 2008, respectively, a decrease of $1,384 or 4.5%; and nine month selling, marketing and administrative expenses were $76,400 and $75,263 in 2009 and 2008, respectively, an increase of $1,137 or 1.5%.

As a percentage of net product sales, third quarter selling, marketing and administrative expenses were 16.8% and 16.1% in 2009 and 2008, respectively; and nine month expenses as a percent of net product sales were 20.4% and 19.4% in 2009 and 2008, respectively. Adjusting for the above discussed deferred compensation expenses, selling, marketing and administrative expenses as a percent of sales favorably decreased from 16.6% in third quarter 2008 to 15.9% in third quarter 2009; and from 20.0% in nine months 2008 to 19.8% in nine months 2009.

The above discussed changes in selling, marketing and administrative expenses primarily reflect the related increases or decreases in certain variable operating expenses relating to changes in net product sales. Third quarter and nine months 2009 selling, marketing and administrative expenses did favorably benefit from lower energy and fuel costs relating to freight and delivery. Third quarter and nine months 2009 selling, marketing and administrative expenses also reflect increases in certain accrued incentive compensation awards that are generally adjusted for changes in net earnings, and an increase in bad debt expense in the comparative periods.

Third quarter 2009 and 2008 earnings from operations were $35,549 and $30,392, respectively; and nine months 2009 and 2008 earnings from operations were $61,438 and $51,315, respectively. Adjusting for the above discussed deferred compensation expenses (including amounts included in product cost of goods sold), third quarter 2009 earnings from operations were $37,656 compared to $29,114 in third quarter 2008, an increase of $8,542 or 29.3%; and nine months 2009 earnings from operations were $64,426 compared to $48,146 in nine months 2008, an increase of $16,280 or 33.8%. Results for third quarter and nine months 2009 were favorably impacted by higher sales in the United States and improved gross profit margins, as well as other factors discussed above.





                              -6A-


Other income (expense), net was $3,083 in third quarter 2009 compared to ($986) in third quarter 2008, a net increase of $4,069. Nine months 2009 other income (expense), net was $4,524 compared to $(1,573) for nine months 2008, a net increase of $6,097. Other income, net includes the changes in the market value in the Company's trading securities which are an economic hedge of the Company's deferred compensation liabilities. The income (expense) on such trading securities was $2,107 and ($1,278) in third quarter 2009 and 2008, respectively, and $2,988 and $(3,169) in nine months 2009 and 2008, respectively. Such income or (expense) was substantially offset by a like amount of (expense) or income in aggregate product cost of goods sold and selling marketing and administrative expenses in the respective periods. Other income, net in third quarter and nine months 2009 reflects decreases of $571 and $1,460, respectively, in investment income on available for sale securities and cash balances reflecting lower interest rates in the investment markets. Other income, net in third quarter and nine months 2009 also includes favorable increases of $1,086 and $1,429, respectively, in net changes in net foreign exchange and transaction gains and losses.

The consolidated effective income tax rate favorably decreased from 33.0% in third quarter 2008 to 29.5% in third quarter 2009, and from 32.8% in nine months 2008 to 30.4% in nine months 2009. The decrease in the third quarter and nine months 2009 effective tax rates reflects lower state income tax expense, including the effective conclusion of an income tax audit, and favorable changes in federal and state tax reserves, including the effects of statutory expirations.


NET EARNINGS:
                                              Third Quarter, 2009
            Third Quarter                           vs.
         2009             2008                Third Quarter, 2008
       $27,247          $ 19,715                     38.2%


                                                Nine Months, 2009
               Nine Months                             vs.
         2009             2008                  Nine Months, 2008
       $45,905          $33,414                     37.4%


Third quarter 2009 net earnings were $27,247 compared to third quarter 2008 net earnings of $19,715, a $7,532 or 38.2% increase. Third quarter 2009 and 2008 earnings per share were $0.49 and $0.35, an increase of $0.14 or 40.0%. Nine months 2009 net earnings were $45,905 compared to nine months 2008 net earnings of $33,414, a $12,491 or 37.4% increase. Nine months 2009 and 2008 earnings per share were $0.82 and $0.59, an increase of $0.23 or 39.0%. The Company's earnings per share for both third quarter and nine months 2009 reflect common stock purchases in the open market resulting in fewer shares outstanding.


LIQUIDITY AND CAPITAL RESOURCES:

The Company's current ratio (current assets divided by current liabilities) was
2.9 to 1 as of the end of third quarter 2009 as compared to 3.0 to 1 as of the end of third quarter 2008 and 3.2 to 1 as of the end of fourth quarter 2008.
Net working capital was $147,117 as of the end of third quarter 2009 as compared to $139,755 and $128,727 as of the end of third quarter 2008 and fourth quarter 2008, respectively. These net working capital amounts include total cash and cash equivalents and short-term investments which aggregated $49,545 as of the end of third quarter 2009 compared to $43,464 and $86,871, as of the end of third quarter 2008 and fourth quarter 2008, respectively. In addition, long-term investments, principally debt securities comprising municipal bonds, were


                              -6B-


$49,674 (includes $8,410 of Jefferson County auction rate securities discussed in Note 5 to the accompanying Condensed Consolidated Financial Statements) as of the end of third quarter 2009, as compared to $59,368 and $49,809 as of the end of third quarter 2008 and fourth quarter 2008, respectively. Aggregate cash and cash equivalents and short and long-term investments were $99,219, $102,832 and $136,680, respectively for third quarter 2009, third quarter 2008 and fourth quarter 2008, respectively. Investments in municipal bonds and other debt securities that matured during nine months 2009 and 2008 were generally used to purchase the Company's common stock or were replaced with debt securities of similar maturities.

Net cash provided by operating activities was $9,681 for nine months 2009, as compared to net cash used in operating activities of $6,422 for nine months 2008. The $16,103 change in net cash provided by (used in) operating activities for the comparative nine month months periods principally reflects the $12,491 increase in net earnings and the timing of payments and cash flows relating to operating assets and liabilities for the comparative periods. Capital expenditures for nine months 2009 and 2008 were $17,918 and $15,540, respectively. Capital expenditures for the 2009 year are anticipated to be generally in line with historical annualized spending, and are to be funded from the Company's cash flow from operations and internal sources.

Cash dividends paid in nine months 2009 and 2008 were $13,370 and $13,157, respectively.

During nine months 2009, the Company also purchased and retired $20,112 of its shares of common stock compared to $19,935 during the same period of the previous year.


NEW ACCOUNTING PRONOUNCEMENTS

In April 2008, the FASB issued guidance which amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets. The intent of the guidance is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. It was effective for first quarter 2009. The Company does not expect the guidance to have a material impact on the accounting for future acquisitions or intangible assets, but the potential impact is dependent upon the acquisitions of intangible assets in the future.

In April 2009, the FASB issued guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly decreased and (2) identifying transactions that are not orderly. It is effective for interim and annual periods ending after June 15, 2009. The Company's adoption of the guidance during second quarter 2009 did not have a material impact on the Company's consolidated financial statements.

In April 2009, the FASB amended the other-than-temporary impairment guidance For debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. It is effective for interim and annual periods ending after June 15, 2009. The Company's adoption of the guidance during second quarter 2009 did not have a material impact on the Company's consolidated financial statements.






                              -6C-



In April 2009, the FASB issued guidance which required disclosures about the fair value of financial instruments in interim reporting periods of publicly traded companies as well as in annual financial statements. It is effective for interim periods ending after June 15, 2009. The Company's adoption of the guidance during second quarter 2009 did not have a material impact on the Company's consolidated financial statements. See Note 5 to the Condensed Consolidated financial statements.

In May 2009, the FASB issued guidance which established general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued. It includes a requirement to disclose the date through which subsequent events were evaluated. See Note 1 to the Condensed Consolidated financial statements.

In June 2009, the FASB issued guidance which establishes the FASB Accounting Standards Codification to become the source of authoritative U.S. generally accepted accounting principles to be applied by non-governmental entities. It is effective for interim or annual financial periods ending after September 15, 2009. The Company adopted this guidance during the current reporting period.


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

Such factors, risks, trends and uncertainties, which in some instances are beyond the Company's control, including without limitation, the following: (i) significant competitive activity, including advertising, promotional and price competition, and changes in consumer demand for the Company's products; (ii) fluctuations in the cost and availability of various ingredients and packaging materials; (iii) inherent risks in the marketplace, including uncertainties about trade and consumer acceptance and seasonal events such as Halloween; (iv) the effect of acquisitions on the Company's results of operations and financial condition; (v) the effect of changes in foreign currencies on the Company's foreign subsidiaries operating results, and the effect of the Canadian dollar on products manufactured in Canada and marketed and sold in the United States in U.S. dollars; (vi) the Company's reliance on third-party vendors for various goods and services; (vii) the Company's ability to successfully implement new production processes and lines; (viii) the effect of changes in assumptions, including discount rates, sales growth and profit margins, and the capability to pass along higher ingredient and other input costs through price increases, relating to the Company's impairment testing and analysis of its goodwill and trademarks; (ix) changes in the confectionery marketplace including actions taken by major retailers and customers; (x) customer, consumer and competitor response to marketing programs and price and product weight adjustments, and new products; (xi) dependence on significant customers, including volume and timing of their purchases, and availability of shelf space; (xii) increases in energy costs, including freight and delivery, that cannot be passed along to customers through increased prices due to competitive reasons; (xiii) any significant labor stoppages, strikes or production interruptions; (xiv) changes in governmental laws and regulations including taxes and tariffs; (xv) the risk


                              -6D-



that the market value of Company's investments could decline including being classified as "other than temporary" as defined, and (xvi) the potential effects of the current and future recessionary and/or other adverse economic conditions or events. In addition, the Company's results may be affected by general factors, such as overall economic conditions, financial and securities' market factors, political developments, currency exchange rates, interest and inflation rates, accounting standards, taxes, and laws and regulations affecting the Company in markets where it competes and those factors described in Part 1, Item 1A "Risk Factors" and elsewhere in the Company's Annual Report on Form 10-K and in other Company filings, including quarterly reports on Form 10-Q, with the Securities and Exchange Commission.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK:

The Company is exposed to various market risks, including fluctuations in sugar, corn syrup, edible oils, including soybean oil, cocoa, dextrose, milk and whey, and gum-base input ingredients and packaging and fuel costs. The Company is exposed to exchange rate fluctuations in the Canadian dollar which is the currency used for a portion of the raw material and packaging material costs and operating expenses at its Canadian plants. The Company invests in securities with maturities or auction dates of generally up to three years, the majority of the Company's investments have historically been held to maturity, which limits the Company's exposure to interest rate fluctuations. There has been no material change in the Company's market risks that would significantly affect the disclosures made in the Form 10-K for the year ended December 31, 2008.


Item 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, the Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of October 3, 2009 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended October 3, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.





                                    -6E-



              PART II - OTHER INFORMATION

             TOOTSIE ROLL INDUSTRIES, INC.
                    AND SUBSIDIARIES


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds


                                                                             Approximate Dollar
                    (a) Total     (b) Average               Shares           Value of Shares that
                    Number of     Price Paid per     Purchased as Part of    May Yet Be Purchased
                      Shares         Share        Publicly Announced Plans   Under the Plans
  Period            Purchased                          Or Programs               or Programs
JUL  5 TO AUG  1     176,056         22.80          NOT APPLICABLE            NOT APPLICABLE
AUG  2 TO AUG 29      20,800         23.47          NOT APPLICABLE            NOT APPLICABLE
AUG 30 TO OCT  3      82,700         23.51          NOT APPLICABLE            NOT APPLICABLE

TOTAL                279,556         23.06

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


                            TOOTSIE ROLL INDUSTRIES, INC.


Date:  Nov. 12, 2009        BY:/S/MELVIN J. GORDON
                               Melvin J. Gordon
                               Chairman and Chief
                               Executive Officer


Date:  Nov. 12, 2009        BY:/S/G. HOWARD EMBER, JR.
                               G. Howard Ember, Jr.
                               Vice President Finance and
                               Chief Financial Officer





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

                                    Date:  Nov. 12, 2009


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

                                    Date:  Nov. 12, 2009


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

Industries, Inc. for the quarterly period ended October 3, 2009 (the

Form 10-Q) fully complies with the requirements of secton 13(a) or

15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q fairly presents, in all material respects,

the financial condition and results of operations of Tootsie Roll

Industries, Inc. and its subsidiaries.









Dated: Nov. 12, 2009                 /S/MELVIN J. GORDON
                                     Melvin J. Gordon
                                     Chairman and Chief
                                     Executive Officer



Dated: Nov. 12, 2009                 /S/G. HOWARD EMBER, JR.
                                     G. Howard Ember, Jr.
                                     Vice President Finance and
                                     Chief Financial Officer


















                             -7C-