Form 10-K
period 2009-12-31
TOOTSIE ROLL INDUSTRIES INC
filed 2010-03-01
CIK 98677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “large accelerated filer,” “accelerated filer and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of February 23, 2010, there were outstanding 35,811,283 shares of Common Stock par value $.69-4/9 per share, and 19,909,726 shares of Class B Common Stock par value $.69-4/9 per share.

As of June 30, 2009, the aggregate market value of the Common Stock (based upon the closing price of the stock on the New York Stock Exchange on such date) held by non-affiliates was approximately $447,562,000.  Class B Common Stock is not traded on any exchange, is restricted as to transfer or other disposition, but is convertible into Common Stock on a share-for-share basis.  Upon such conversion, the resulting shares of Common Stock are freely transferable and publicly traded.  Assuming all 19,909,726 shares of outstanding Class B Common Stock were converted into Common Stock, the aggregate market value of Common Stock held by non-affiliates on June 30, 2009 (based upon the closing price of the stock on the New York Stock Exchange on such date) would have been approximately $529,731,000.  Determination of stock ownership by non-affiliates was made solely for the purpose of this requirement, and the Registrant is not bound by these determinations for any other purpose.

DOCUMENTS INCORPORATED BY REFERENCE

1.             Portions of the Company’s Annual Report to Shareholders for the year ended December 31, 2009 (the “2009 Report”) are incorporated by reference in Parts I and II of this report and filed as an exhibit to this report.

2.             Portions of the Company’s Definitive Proxy Statement for the Company’s Annual Meeting of Shareholders (the “2010 Proxy Statement”) scheduled to be held on May 3, 2010 are incorporated by reference in Part III of this report.

i

Forward-Looking Information

From time to time, in the Company’s statements and written reports, including this report, the Company discusses its expectations regarding future performance by making certain “forward-looking statements.”  Forward-looking statements can be identified by the use of words such as “anticipated,” “believe,” “expect,” “intend,” “estimate,” “project,” and other words of similar meaning in connection with a discussion of future operating or financial performance and are subject to certain factors, risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements.  These forward-looking statements are based on currently available competitive, financial and economic data and management’s views and assumptions regarding future events.  Such forward-looking statements are inherently uncertain, and actual results may differ materially from those expressed or implied herein.  Consequently, the Company wishes to caution readers not to place undue reliance on any forward-looking statements.  In connection with the “safe harbor provisions” of the Private Securities Litigation Reform Act of 1995, factors, among others, which could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein include those set forth in the subsection entitled “Risk Factors” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on Pages 13 and 14 of the 2009 Report, which subsection is incorporated herein by reference. In addition, the Company’s results may be affected by general factors, such as economic conditions, political developments, currency exchange rates, interest and inflation rates, accounting standards, taxes, and laws and regulations affecting the Company in markets where it competes and those factors described in Item 1A “Risk Factors” and elsewhere in this Annual Report on Form 10-K and in other Company filings with the Securities and Exchange Commission.

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

The Company did not have a material backlog of firm orders at the end of the calendar years 2009 or 2008.

Packaging materials and ingredients used by the Company are readily obtainable from a number of suppliers at competitive prices.  Prices for corn syrup, dairy products and vegetable oil declined during 2009.  The price of sugar which is a significant ingredient in the Company’s products, was higher in 2009 than in 2008 due to lower crop yields in Brazil and India.  Energy costs, including fuel surcharges, were lower in 2009.  Packaging material costs, including films, cartons, and waxed paper, increased somewhat in 2009.  The Company continues to seek competitive bids to leverage the high volume of annual purchases it makes of many items and to lower per unit costs.

The Company has historically hedged certain of its future sugar, corn syrup and soybean oil needs with derivatives at such times that it believes that the forward markets are favorable. The Company’s decision to hedge its major ingredient requirements is dependent on our evaluation of forward commodities’ markets and comparison to vender quotations, if available, and/or historical costs. The Company has historically hedged with derivatives these major commodities and ingredients before the commencement of the next calendar year to better ascertain the need for product pricing changes or product weight decline (indirect price change) adjustments to its product sales portfolio and better manage ingredient costs. The Company will generally purchase forward derivative contracts (i.e. “long” position) in selected future months that correspond to the Company’s estimated procurement and usage needs of the respective commodity in the respective forward periods.

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

Revenues from Wal-Mart Stores, Inc. aggregated approximately 22.9%, 23.5%, and 22.4% of net product sales during the years ended December 31, 2009, 2008 and 2007,  respectively. Although no other customer other than Wal-Mart Stores, Inc. accounted for more than 10% of net sales, the loss of one or more significant customers could have a material adverse effect on the Company’s business.

For a summary of sales and long-lived assets of the Company by geographic area and additional information regarding the foreign subsidiaries of the Company, see Note 9 of the “Notes to Consolidated Financial Statements” on Page 24 of the 2009 Report and on Page 4 of the 2009 Report under the section entitled “International.”  Note 9 and the aforesaid section are incorporated herein by reference.

Information regarding the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, will be made available, free of charge, upon written request to Tootsie Roll Industries, Inc., 7401 South Cicero Avenue, Chicago, Illinois 60629, Attention:  Barry Bowen, Treasurer and Assistant Secretary.  The Company does not make such reports available on its website at www.tootsie.com because it believes that they are readily available from the Securities Exchange Commission at www.sec.gov, and because the Company provides them free of charge upon request. Interested parties, including shareholders, may communicate to the Board of Directors or any individual director in writing, by regular mail, addressed to the Board of Directors or an individual director, in care of Tootsie Roll Industries, Inc., 7401 South Cicero Avenue, Chicago, Illinois 60629, Attention: Ellen R. Gordon, President.  If an interested party wishes to communicate directly with the Company’s non-employee directors, it should be noted on the cover of the communication.

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

•                                          Risk of dependence on large customers — The Company’s largest customer, Wal-Mart Stores, Inc., accounted for approximately 22.9% of net product sales in 2009, and other large, national chains are also material to the Company’s sales.  The loss of Wal-Mart or one or more other large customers, or a material decrease in purchases by one or more large customers, could result in decreased sales and adversely impact the Company’s results of operations and financial condition.

•                                          Risk of changes in consumer preferences and tastes -  Failure to adequately anticipate and react to changing demographics, consumer trends, consumer health concerns and product preferences could have an adverse impact on the Company’s results of operations and financial condition.

•                                          Risk of economic conditions on consumer purchases — The Company’s sales are impacted by consumer spending levels and impulse purchases which are affected by general macroeconomic conditions, consumer confidence, employment levels, availability of consumer credit and interest rates on that credit, consumer debt levels, energy costs and other factors. Volatility in food and energy costs, a sustained global recession, rising unemployment, and declines in personal spending could adversely impact the Company’s revenues, profitability and financial condition.

•                                          Risk’s related to environmental matters — The Company’s operations are not particularly impactful on the environment, but increased government regulation such as cap and trade or other such legislation could adversely impact the Company’s profitability.

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

•                                          Risk of new governmental laws and regulations - Governmental laws and regulations, including food and drug laws, laws related to advertising and marketing practices, accounting standards, taxation requirements, competition laws, employment laws and environmental laws, both in and outside the U.S. are subject to change over time, which could adversely impact the Company’s results of operations and ability to compete in domestic or foreign marketplaces.

•                                          Risk of labor stoppages - To the extent the Company experiences any material labor stoppages, such disputes or strikes could negatively affect shipments from suppliers or shipments of finished product.

•                                          Risk of impairment of reporting units or indefinite-lived assets —  In accordance with authoritative guidance, goodwill and indefinite-lived intangible assets are not amortized but are subject to an impairment evaluation annually or more frequently upon the occurrence of a triggering event, and other long-lived assets are likewise tested for impairment upon the occurrence of a triggering event.  During 2009 the Company recorded pre-tax charges of $14,000,000 related to the impairment of certain trademarks and $4,400,000 related to a joint venture.  A further write-down of other of the Company’s intangible or other indefinite-lived assets could materially and adversely impact its results of operations.

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

•                                          Risk related to international operations — To the extent there is political or social unrest, civil war, terrorism or significant economic instability in the countries in which the Company operates, the results of the Company’s business in such countries could be adversely impacted.  Currency exchange rate fluctuations between the U.S. dollar and foreign currencies could have an adverse impact on the Company’s results of operations and financial condition.

•                                          Risk related to investments in marketable securities — The Company invests its surplus cash in a diversified portfolio of highly rated marketable securities, generally with maturities of generally up to three years.  Changes in the financial markets can affect the carrying value of such instruments, and in 2009 and 2008 the Company recorded pre-tax impairments of $700,000 and $5,140,000, respectively, against an auction rate security which the Company determined had become impaired.

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

ITEM 1B.                                             Unresolved Staff Comments.

None.

ITEM 2.                                                     Properties.

The Company owns its principal plant and offices which are located in Chicago, Illinois in a building consisting of approximately 2,225,000 square feet which is utilized for offices, manufacturing and warehousing. In addition to owning the principal plant and warehousing facilities mentioned above, the Company leases manufacturing and warehousing facilities at a second location in Chicago which comprises 138,000 square feet.  The lease is renewable by the Company every five years through June, 2011.  The Company also periodically leases additional warehousing space at this second location as needed on a month-to-month basis.

The Company’s other principal manufacturing facilities, all of which are owned, are:

Location	Square Feet (a)

Covington, Tennessee	685,000
Cambridge, Massachusetts	142,000
Delavan, Wisconsin	162,000
Concord, Ontario, Canada	280,500	(b)
Hazelton, Pennsylvania	240,000	(c)
Mexico City, Mexico	90,000

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

PART II

ITEM 5.                                                     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s Common Stock is traded on the New York Stock Exchange.  The Company’s Class B Common Stock is subject to restrictions on transferability and no market exists for such shares of Class B Common Stock.  The Class B Common Stock is convertible at the option of the holder into shares of Common Stock on a share-for-share basis.  As of February 24, 2010, there were approximately 4,100 and 1,500 registered holders of record of Common and Class B Common Stock, respectively.  In addition, the Company estimates that as of February 24, 2010 there were 18,000 and 5,000 beneficial holders of Common and Class B Common Stock, respectively.  For information on the market price of, and dividends paid with respect to, the Company’s Common Stock, see the section entitled “2009-2008 Quarterly Summary of Tootsie Roll Industries, Inc. Stock Price and Dividends Per Share” which appears on Page 28 of the 2009 Report.  This section is incorporated herein by reference and filed as an exhibit to this report.

The following table sets forth information about the shares of Common Stock the Company repurchased on the open market during the quarter ended December 31, 2009:

			Total Number of	Maximum Number (or
	Total	Average	Shares Purchased	Approximate Dollar Value)
	Number	Price	as Part of Publicly	of Shares that May Yet
	of Shares	Paid per	Announced Plans	be Purchased Under the
Period	Purchased	Share	or Programs	Plans or Programs

Oct 1 to Oct 31	26,000	$23.48	Not Applicable	Not Applicable
Nov 1 to Nov 30	—	—	Not Applicable	Not Applicable
Dec 1 to Dec 31	—	—	Not Applicable	Not Applicable
Total	26,000	$23.48

While the Company does not have a formal or publicly announced stock repurchase program, the Company’s Board of Directors periodically authorizes a dollar amount for share repurchases.  The treasurer executes share repurchase transactions according to these guidelines.

ITEM 6.                                                     Selected Financial Data.

See the section entitled “Five Year Summary of Earnings and Financial Highlights” which appears on Page 29 of the 2009 Report.  This section is incorporated herein by reference and filed as an exhibit to this report.

ITEM 7.                                                     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on Pages 5-14 of the 2009 Report.  This section is incorporated herein by reference and filed as an exhibit to this report.

ITEM 7A.                                           Quantitative and Qualitative Disclosures About Market Risk.

See the section entitled “Market Risks” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on Pages 12-13 of the 2009 Report.  This section is incorporated herein by reference and filed as an exhibit to this report.

See also Note 1 of the “Notes to Consolidated Financial Statements” commencing on Page 19 of the 2009 Report, which is incorporated herein by reference.

ITEM 8.                                                     Financial Statements and Supplementary Data.

The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated March 1, 2010, appearing on Pages 15-26 and 27 of the 2009 Report and the “Quarterly Financial Data” on Page 28 of the 2009 Report are incorporated by reference in this report.  With the exception of the aforementioned information and the information incorporated in Items 1, 5, 6, 7, 7A, and 9A, the 2009 Report is not to be deemed filed as part of this report.

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

Internal Control over Financial Reporting

(a) See Page 14 of the 2009 Report for “Management’s Report on Internal Control Over Financial Reporting,” which is incorporated herein by reference.

(b) See Page 27 of the 2009 Report for the attestation report of the Company’s independent registered public accounting firm, which is incorporated herein by reference.

(c)  There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.                                             Other Information.

None

PART III

ITEM 10.                                               Directors,  Executive Officers and Corporate Governance.

See the information with respect to the Directors of the Company which is set forth in the section entitled “Election of Directors” of the 2010 Proxy Statement, which section of the 2010 Proxy Statement is incorporated herein by reference.  See the information in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s 2010 Proxy Statement, which section is incorporated herein by reference.

The following table sets forth the information with respect to the executive officers of the Company:

Name	Position (1)	Age

Melvin J. Gordon*	Chairman of the Board and Chief Executive Officer (2)	90

Ellen R. Gordon*	President and Chief Operating Officer (2)	78

G. Howard Ember Jr.	Vice President/Finance	57

John W. Newlin Jr.	Vice President/Manufacturing	72

Thomas E. Corr	Vice President/Marketing and Sales	61

John P. Majors	Vice President/Distribution	48

Barry P. Bowen	Treasurer	54

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

ITEM 11.                                               Executive Compensation.

See the information set forth in the sections entitled “Executive Compensation”  and “Director Compensation” of the Company’s 2010 Proxy Statement, which are incorporated herein by reference.

ITEM 12.                                               Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

For information with respect to the beneficial ownership of the Company’s Common Stock and Class B Common Stock by the beneficial owners of more than 5% of said shares and by the management of the Company, see the sections entitled “Ownership of Common Stock and Class B Common Stock by Certain Beneficial Owners” and “Ownership of Common Stock and Class B Common Stock by Management” of the 2010 Proxy Statement.  These sections of the 2010 Proxy Statement are incorporated herein by reference.  The Company does not have any compensation plans under which equity securities of the Company are authorized for issuance.

ITEM 13.                                               Certain Relationships and Related Transactions, and Director Independence.

See the section entitled “Related Person Transactions” of the 2010 Proxy Statement, which is incorporated herein by reference.

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

See the section entitled “Independent Auditor Fees and Services” of the 2010 Proxy Statement, which is incorporated herein by reference.

ITEM 15.                                               Exhibits and Financial Statements Schedule.

(a)                                  Financial Statements.

The following financial statements and schedule are filed as part of this report:

(1)                                  Financial Statements (filed herewith as part of Exhibit 13):

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Earnings, Comprehensive Earnings and Retained Earnings for each of the three years ended December 31, 2009

Consolidated Statements of Financial Position at December 31, 2009 and 2008

Consolidated Statements of Cash Flows for each of the three years ended in the period December 31, 2009

Notes to Consolidated Financial Statements

(2)                                  Financial Statement Schedule:

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

For the three years ended December 31, 2009 — Valuation and Qualifying Accounts

(3)                                  Exhibits required by Item 601 of Regulation S-K:

See Index to Exhibits which appears following Financial Schedule II.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Tootsie Roll Industries, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOOTSIE ROLL INDUSTRIES, INC.

By:	Melvin J. Gordon
Melvin J. Gordon, Chairman
of the Board of Directors and Chief Executive Officer

Date:	March 1, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Melvin J. Gordon	Chairman of the Board
Melvin J. Gordon	of Directors and Chief Executive Officer (principal executive officer)	March 1, 2010

Ellen R. Gordon	Director, President and Chief Operating Officer	March 1, 2010
Ellen R. Gordon

Barre A. Seibert	Director
Barre A. Seibert		March 1, 2010

Lana Jane Lewis-Brent	Director	March 1, 2010
Lana Jane Lewis-Brent

Richard P. Bergeman	Director	March 1, 2010
Richard P. Bergeman

G. Howard Ember, Jr.	Vice President, Finance	March 1, 2010
G. Howard Ember, Jr.	(principal financial officer and principal accounting officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Tootsie Roll Industries, Inc.:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated March 1, 2010 appearing in the 2009 Annual Report to Shareholders of Tootsie Roll Industries, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Chicago, IL

March 1, 2010

TOOTSIE ROLL INDUSTRIES, INC.
AND SUBSIDIARY COMPANIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS (in thousands)

DECEMBER 31, 2009, 2008 AND 2007

Description	Balance at beginning of year	Additions (reductions) charged (credited) to expense	Deductions(1)	Balance at End of Year

2009:
Reserve for bad debts	$1,358	$541	$161	$1,738
Reserve for cash discounts	565	10,374	10,321	618
Deferred tax asset valuation	8,506	(7,594)	—	912
	$10,429	$3,321	$10,482	$3,268

2008:
Reserve for bad debts	$1,727	$(237)	$132	$1, 358
Reserve for cash discounts	560	10,233	10,228	565
Deferred tax asset valuation	7,556	950	—	8,506
	$9,843	$10,946	$10,360	$10,429

2007:
Reserve for bad debts	$1,741	$104	$118	$1,727
Reserve for cash discounts	581	10, 093	10,114	560
Deferred tax asset valuation	4,329	3,227	—	7,556
	$6,651	$13,424	$10,232	$9,843

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

10.28*

Form of amendment to Change in Control Agreement between the Company and certain executive officers. Incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.29*	Post 2004 Supplemental Savings Plan of the Company. Incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.30*	Post 2004 Excess Benefit Plan of the Company. Incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.31*	Amended and Restated Career Achievement Plan of the Company. Incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

13

The following items incorporated by reference herein from the Company’s 2009 Annual Report to Shareholders for the year ended December 31, 2009 (the “2009 Report”), are filed as Exhibits to this report:

	(i)	Information under the section entitled “International” set forth on Page 4 of the 2009 Report;

	(ii)	Information under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth on Pages 5-14 of the 2009 Report;

	(iii)	Information under the subsection entitled “Risk Factors” set forth on Pages 13-14 of the 2009 Report;

	(iv)	Consolidated Statements of Financial Position at December 31, 2009 and 2008 set forth on Pages 15-16 of the 2009 Report;

	(v)	Consolidated Statements of Earnings, Comprehensive Earnings and Retained Earnings for the three years ended December 31, 2009 set forth on Page 17 of the 2009 Report;

	(vi)	Consolidated Statements of Cash Flows for the three years ended December 31, 2009 set forth on Page 18 of the 2009 Report;

	(vii)	Notes to Consolidated Financial Statements set forth on Pages 19-26 of the 2009 Report;

	(viii)	Management’s Report on Internal Control over Financial Reporting set forth on Page 14 of the 2009 Report,

	(ix)	Report of Independent Registered Public Accounting Firm set forth on Page 27 of the 2009 Report;

	(x)	Quarterly Financial Data set forth on Page 28 of the 2009 Report;

	(xi)	Information under the section entitled “2009-2008 Quarterly Summary of Tootsie Roll Industries, Inc. Stock Price and Dividends per Share” set forth on Page 30 of the 2009 Report; and

	(xii)	Information under the section entitled “Five Year Summary of Earnings and Financial Highlights” set forth on Page 29 of the 2009 Report.

21	List of Subsidiaries of the Company.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Management compensation plan or arrangement.