Form 10-Q
period 2010-04-03
TOOTSIE ROLL INDUSTRIES INC
filed 2010-05-13
CIK 98677

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                        FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended APRIL 3, 2010

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

                   Yes            No  X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (April
3, 2010)

Class                                             Outstanding

Common Stock, $.69 4/9 par value                  36,858,140
Class B Common Stock, $.69 4/9 par value          20,503,701




         TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES



                         APRIL 3, 2010



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


                              PART 1. FINANCIAL INFORMATION
                               ITEM 1. FINANCIAL STATEMENTS
                       TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                (in thousands of dollars)       (UNAUDITED)



ASSETS                                                April 3,        April 4,          Dec. 31,
 CURRENT ASSETS:                                         2010            2009            2009____
  Cash & cash equivalents                              $ 76,444        $ 53,774          $ 90,990
  Investments                                             8,608          16,257             8,663
  Trade accounts receivable,
   Less allowances of
   $2,192, $2,016 & $2,356                               32,661          26,980            37,512
  Other receivables                                      11,801           2,354             8,397
  Inventories, at cost
   Finished goods & work in process                      46,559          47,159            35,570
   Raw material & supplies                               33,981          23,229            20,817
  Prepaid expenses                                        7,499           7,117             8,562
  Deferred income taxes                                   1,367               -             1,367

   Total current assets                                 218,920         176,870           211,878

 PROPERTY, PLANT & EQUIPMENT, at cost:
  Land                                                   21,562          19,298            21,559
  Buildings                                             102,379          89,046           102,374
  Machinery & equipment                                 297,517         279,761           296,787
  Construction in progress                               10,085          26,232             6,877
                                                        431,543         414,337           427,597
 Less-accumulated depreciation                          211,847         193,675           206,876
 Net property, plant and equipment                      219,696         220,662           220,721

 OTHER ASSETS:

  Goodwill                                               73,237          73,237            73,237
  Trademarks                                            175,024         189,024           175,024
  Investments                                            62,020          50,280            58,136
  Split dollar life insurance                            74,642          74,808            74,642
  Prepaid expenses                                        7,319          10,929             8,068
  Investment in joint venture                             4,448           8,940             4,961
  Deferred income taxes                                  11,580               -            11,580
                                                        408,270         407,218           405,648

   Total assets                                        $846,886        $804,750          $838,247















                                                    -2-

(The accompanying notes are an integral part of these statements.)


                          (in thousands except per share data)      (UNAUDITED)


LIABILITIES AND SHAREHOLDERS' EQUITY                   April 3,        April 4,          Dec. 31,
 CURRENT LIABILITIES:                                    2010             2009            2009___
  Accounts payable                                      $ 13,810         $ 15,085        $  9,140
  Dividends payable                                          123               91           4,458
  Accrued liabilities                                     45,604           36,679          42,468
  Income taxes payable                                     2,010                -               -
  Deferred income taxes                                        -              631               -
    Total current liabilities                             61,547           52,486          56,066

 NONCURRENT LIABILITIES:

  Deferred income taxes                                   42,825           43,427          44,582
  Postretirement health care and life
    insurance benefits                                    17,074           15,847          16,674
  Industrial development bonds                             7,500            7,500           7,500
  Liability for uncertain tax positions                   21,509           19,144          21,101
  Deferred compensation and other liabilities             41,194           32,234          39,839
    Total non current liabilities                        130,102          118,152         129,696

SHAREHOLDERS' EQUITY:

 Common Stock, $.69-4/9 par value-
  120,000 shares authorized; 36,858, 36,514 & 35,802,
  respectively, issued                                    25,596           25,357          24,862
 Class B common stock, $.69-4/9 par value-
  40,000 shares authorized; 20,504, 19,932 & 19,919,
  respectively, issued                                    14,239           13,842          13,833
 Capital in excess of par value                          527,081          498,265         482,250
 Retained earnings                                       103,756          114,172         145,928
 Accumulated other comprehensive loss                    (13,443)         (15,532)        (12,396)
 Treasury stock (at cost)-
  69, 67 & 67 shares, respectively                        (1,992)          (1,992)         (1,992)
   Total shareholders' equity                            655,237          634,112        $652,485
   Total liabilities and
     shareholders' equity                               $846,886         $804,750        $838,247






















                                                       -2A-

(The accompanying notes are an integral part of these statements.)




                  TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF
               EARNINGS, COMPREHENSIVE EARNINGS AND RETAINED EARNINGS
                 (in thousands except per share amounts)   (UNAUDITED)

                                                         13 WEEKS ENDED
                                             April 3, 2010   &   April 4, 2009
Net product sales                               $103,244             $ 94,054
Rental and royalty revenues                        1,129                  977

Total revenues                                   104,373               95,031

Product cost of goods sold                        68,123               60,719
Rental and royalty costs                             295                  216

Total costs                                       68,418               60,935

Product gross margin                              35,121               33,335
Rental and royalty gross margins                     834                  761

Total gross margin                                35,955               34,096

Selling, marketing and administrative expenses    25,326               22,133

Earnings from operations                          10,629               11,963

Other income (expense), net                        3,416                 (380)

Earnings before income taxes                      14,045               11,583
Provision for income taxes                         4,960                3,263
Net earnings                                       9,085                8,320

Other comprehensive income (loss), before tax:

Foreign currency translation adjustments             757                 (751)

Unrealized gains on securities                       239                  153

Unrealized gains (losses) on derivatives          (3,282)                 386

Other comprehensive loss, before tax              (2,286)                (212)

Income tax (expense) benefit related to items
 of other comprehensive income                     1,241                  (79)

Other comprehensive loss, net of tax              (1,045)                (291)

Comprehensive earnings                          $  8,040             $  8,029

Retained earnings at beginning of period        $145,928             $142,872
Net earnings                                       9,085                8,320
Cash dividends                                    (4,452)              (4,391)
Stock dividends - 3%                             (46,805)             (32,629)

Retained earnings at end of period              $103,756             $114,172

Net earnings per share                             $0.16                $0.14
Dividends per share *                              $0.08                $0.08

Average number of shares outstanding              57,312               58,204

*Does not include 3% stock dividend to shareholders of record on 3/09/10 and 3/10/09.

                                      -3-
(The accompanying notes are an integral part of these statements.)


                         TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (in thousands of dollars)       (UNAUDITED)

                                                           13 WEEKS ENDED
                                                 April 3, 2010    &    April 4, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                          $  9,085            $  8,320
Adjustments to reconcile net earnings to
 net cash provided by operating activities:
  Depreciation                                           4,646               4,158
  Amortization of marketable securities                    111                  86
  Changes in operating assets and liabilities:
   Accounts receivable                                   5,066               4,160
   Other receivables                                    (6,686)              1,015
   Inventories                                         (23,888)            (14,884)
   Prepaid expenses and other assets                     1,858               3,596
   Accounts payable and accrued liabilities              7,684              (2,421)
   Income taxes payable and deferred                     1,996                (287)
   Postretirement health care and life
    insurance benefits                                     400                 379
   Deferred compensation and other liabilities              23                 240
   Other                                                   596                (188)

Net cash provided by operating activities                  891               4,174

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                  (3,400)             (7,287)
  Purchases of trading securities, net                  (2,174)               (693)
  Purchase of available for sale securities               (347)                  -
  Sale and maturity of available for
   sale securities                                         105               1,669

Net cash used in investing activities                   (5,816)             (6,311)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Dividends paid in cash                                (8,909)             (8,792)
  Shares repurchased and retired                          (712)             (4,205)

Net cash used in financing activities                   (9,621)            (12,997)

Decrease in cash and cash equivalents                  (14,546)            (15,134)
Cash and cash equivalents beginning of year             90,990              68,908

Cash and cash equivalents end of quarter              $ 76,444            $ 53,774

Supplemental cash flow information:
  Income taxes paid                                   $    687            $    758
  Interest paid                                       $     34            $    126
  Stock dividend issued                               $ 46,682            $ 32,537








                                            -4-
(The accompanying notes are an integral part of these statements.)




          TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         APRIL 3, 2010
       (in thousands except per share amounts) (UNAUDITED)


Note 1 - Significant Accounting Policies

General Information

Foregoing data has been prepared from the unaudited financial records of Tootsie Roll Industries, Inc. and Subsidiaries (the Company) and in the opinion of management all adjustments necessary for a fair statement of the results for the interim period have been reflected. All adjustments were of a normal and recurring nature. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's 2009 Annual Report on Form 10-K.

Results of operations for the period ended April 3, 2010 are not necessarily indicative of results to be expected for the year to end December 31, 2010 because of the seasonal nature of the Company's operations. Historically, the third quarter has been the Company's largest sales quarter due to Halloween sales.


New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-06, "Improving Disclosures about Fair Value Measurements". ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements are presented separately. This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of revised Level 3 disclosure requirements which are effective for interim and annual reporting periods beginning after December 15, 2010. The Company adopted the provisions of the standard on January 1, 2010, which did not have a material impact on its Consolidated Financial Statements.

In June 2009, the FASB issued Accounting Standards Codification (ASC) 810, "Consolidation", regarding the consolidation of variable interest entities (formerly SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)"). ASC 810 is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company's involvement in variable interest entities. This standard is effective for interim and annual periods beginning after November 15, 2009. The Company adopted the provisions of the standard on January 1, 2010, which had no impact on its Consolidated Financial Statements.










-5-




Note 2 - Average Shares Outstanding

Average shares outstanding for the period ended April 3, 2010 reflect stock repurchases of 26 shares for $712 and a 3% stock dividend distributed on April 8, 2010. Average shares outstanding for the period ended April 4, 2009 reflect stock repurchases of 213 shares for $4,205 and a 3% stock dividend distributed on April 9, 2009.


Note 3 - Income Taxes

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company remains subject to examination by U.S. federal and state and foreign tax authorities for the years 2006 through 2009. With few exceptions, the Company is no longer subject to examinations by tax authorities for year 2005 and prior. The Company experienced a decrease in state income tax expense in 2009 due to the effective conclusion of an income tax audit in first quarter 2009 and resulting favorable adjustment.


Note 4 - Fair Value Measurements

Current accounting guidance defines fair value as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Guidance requires disclosure of the extent to which fair value is used to measure financial assets and liabilities, the inputs utilized in calculating valuation measurements, and the effect of the measurement of significant unobservable inputs on earnings, or changes in net assets, as of the measurement date. Guidance establishes a three-level valuation hierarchy based upon the transparency of inputs utilized in the measurement and valuation of financial assets or liabilities as of the measurement date.
Level 1 inputs include quoted prices for identical instruments and are the most observable. Level 2 inputs include quoted prices for similar assets and observable inputs such as interest rates, foreign currency exchange rates, commodity rates and yield curves. Level 3 inputs are not observable in the market and include management's own judgments about the assumptions market participants would use in pricing the asset or liability. The use of observable and unobservable inputs is reflected in the hierarchy assessment disclosed in the table below.

As of April 3, 2010 and December 31, 2009, the Company held certain financial assets that are required to be measured at fair value on a recurring basis. These included derivative hedging instruments related to the purchase of certain raw materials, investments in trading securities and available for sale securities, including auction rate securities (ARS). The Company's available for sale and trading securities principally consist of municipal bonds and mutual funds that are publicly traded.













-5A-



The following table presents information about the Company's financial assets and liabilities measured at fair value as of April 3, 2010 and December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

                                 Estimated Fair Value April 3, 2010

                                              Total            Input Levels Used
                               Fair Value    Level 1     Level 2     Level 3
Cash and equivalents                         $ 76,444    $ 76,444    $      -     $      -
Auction rate security (ARS)                     8,010           -           -        8,010
Available-for-sale security excluding ARS      26,920           -      26,920            -
Net derivatives contracts                        (348)       (348)          -            -
Trading securities                             35,698      35,698           -            -
Total assets measured at fair value          $146,724    $111,794    $ 26,920     $  8,010


                                Estimated Fair Value December 31, 2009

                                              Total             Input Levels Used
                               Fair Value    Level 1     Level 2     Level 3
Cash and equivalents                         $ 90,990    $ 90,990    $      -     $      -
Auction rate security (ARS)                     7,710           -           -        7,710
Available-for-sale security excluding ARS      26,851           -      26,851            -
Net derivatives contracts                       5,360       5,360           -            -
Trading securities                             32,238      32,238           -            -
Total assets measured at fair value          $163,149    $128,588    $ 26,851     $  7,710


As of April 3, 2010, the Company's long term investments include Jefferson
County Alabama Sewer Revenue Refunding Warrants, an auction rate security
(ARS), reported at a fair value of $8,010, after reflecting a $5,140 other than temporary impairment and a $400 temporary, as defined, decline in market value against its $13,550 par value. In 2008, this ARS was determined to be other than temporarily impaired due to the duration and severity of the decline in fair value. The Company estimated the fair value of this ARS utilizing a valuation model with Level 3 inputs. This valuation model considered, among other items, the credit risk of the collateral underlying the ARS, the credit risk of the bond insurer, interest rates, and the amount and timing of expected future cash flows including the Company's assumption about the market expectation of the next successful auction. During the first quarter of 2010, the Company recorded a $300 increase in the market value as a credit to accumulated other comprehensive loss.

The Company classified this ARS as non-current and has included it in long term investments on the Condensed Consolidated Statements of Financial
Position because the Company believes that the current condition of the ARS market may take more than twelve months to improve.

The following table presents additional information about the Company's financial instruments (all ARS) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at April 3, 2010:


                                                   2010

Balance at January 1                            $ 7,710
Unrealized gain in other comprehensive loss         300

Balance at April 3, 2010                        $ 8,010





-5B-


Note 5 - Derivative Instruments and Hedging Activities

From time to time, the Company uses derivative instruments, including foreign currency forward contracts, commodity futures contracts and commodity option contracts, to manage its exposures to foreign exchange and commodity prices.
Commodity futures contracts and most commodity option contracts are intended and effective as hedges of market price risks associated with the anticipated purchase of certain raw materials (primarily sugar). Foreign currency forward contracts are intended and effective as hedges of the Company's exposure to the variability of cash flows, primarily related to the foreign exchange rate changes of products manufactured in Canada and sold in the United States, and periodic equipment purchases from foreign suppliers denominated in a foreign currency. The Company does not engage in trading or other speculative use of derivative instruments.

The Company recognizes all derivative instruments as either assets or liabilities at fair value in the Condensed Consolidated Statement of Financial Position. The Company uses either hedge accounting or mark-to-market accounting for its derivative instruments. Derivatives that qualify for hedge accounting are designated as cash flow hedges by formally documenting the hedge relationships, including identification of the hedging instruments, the hedged items and other critical terms, as well as the Company's risk management objectives and strategies for undertaking the hedge transaction.

Changes in the fair value of the Company's cash flow hedges are recorded in accumulated other comprehensive loss, net of tax, and are reclassified to earnings in the periods in which earnings are affected by the hedged item.
Substantially all amounts reported in accumulated other comprehensive loss for commodity derivatives are expected to be reclassified to cost of goods sold. Substantially all amounts reported in accumulated other comprehensive loss for foreign currency derivatives are expected to be reclassified to other income (expense), net.

The following table summarizes the Company's outstanding derivative contracts and their effects on its Condensed Consolidated Statements of Financial
Position at April 3, 2010 and December 31, 2009:

                                                         April 3, 2010                    December 31, 2009
                                                   Notional                         Notional
                                                   Amounts    Assets   Liabilities   Amounts    Assets   Liabilities
Derivatives designated as hedging instruments:
Foreign currency forward contracts                $ 12,255   $ 3,039    $      -    $17,772   $ 3,674   $    -
Commodity futures contracts                          5,931                (1,202)                   -        -
Commodity option contracts                          12,344       673      (1,790)                   -        -
Total derivatives designated as hedges                         3,712      (2,992)               3,674        -
Derivatives not designated as hedging instruments:
Commodity option contracts                           7,496         4      (1,072)    12,708     1,896     (210)
Total derivatives not designated as hedges                         4      (1,072)               1,896     (210)
Total derivatives                                            $ 3,716    $ (4,064)             $ 5,570   $ (210)


Derivative assets are recorded in other receivables and derivative liabilities are recorded in accrued liabilities.










-5C-

  The effects of derivative instruments on the Company's Condensed
  Consolidated Statement of Earnings, Comprehensive Earnings and
  Retained Earnings for the quarters ended April 3, 2010 and April 4, 2009 are as follows:


                                         For the Quarter Ended April 3, 2010
                                                                           Gain (Loss)
                                                     Gain (Loss)        on Amount Excluded
                                     Gain(Loss)    Reclassified from    from Effectiveness
                                     Recognized     Accumulated OCI     Testing Recognized
                                       in OCI        into Earnings           in Earnings
Foreign currency forward contracts   $   611           $ 1,247             $      -
Commodity futures contracts             (139)            1,063                    -
Commodity option contracts            (1,444)                -               (2,609)

Total                                $  (972)          $ 2,310             $ (2,609)



                                         For the Quarter Ended April 4, 2009
                                                                           Gain  (Loss)
                                                     Gain (Loss)        on Amount Excluded
                                    Gain (Loss)    Reclassified from    from Effectiveness
                                    Recognized      Accumulated OCI     Testing Recognized
                                     in OCI           into Earnings        in Earnings
Foreign currency forward contracts     $ 446            $  21                  $   -
Commodity futures contracts              (37)               2                      -
Commodity option contracts                 -                -                      -

Total                                  $ 409            $  23                  $   -
































-5D-



              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   (in thousands except per share amounts)


This financial review discusses the Company's financial condition, results of operations, liquidity and capital resources, new accounting pronouncements, and other matters. It should be read in conjunction with the accompanying Consolidated Financial Statements and related footnotes.

Net product sales were $103,244 in first quarter 2010 compared to $94,054 in first quarter 2009, an increase of $9,190 or 9.8%. First quarter 2010 net product sales benefited from effective marketing programs as well as the timing of certain customer sales in the first quarter 2010 and fourth quarter 2009 reporting periods.

First quarter 2010 net product sales were $103,244 compared to $110,318 in fourth quarter 2009. Other than the factors affecting first quarter 2010 net product sales discussed above, this decrease in net product sales is not considered unusual, as the first quarter of the year is historically the Company's lowest sales quarter.

Product cost of goods sold were $68,123 in first quarter 2010 compared to $60,719 in first quarter 2009, an increase of $7,404. Product cost of goods sold reflects a $349 increase in deferred compensation expense in first quarter 2010 compared to first quarter 2009 resulting from changes in the market value of investments in trading securities relating to compensation deferred in previous years, and is not reflective of current operating results. After adjusting for the aforementioned, product cost of goods sold increased from $60,788 in first quarter 2009 to $67,843 in first quarter 2010, an increase of $7,056 or 11.6%. As a percentage of net product sales, product cost of goods sold increased from 64.6% in first quarter 2009 to 66.0% in first quarter 2010, an increase of 1.4% as a percent of sales. This unfavorable increase principally reflects higher ingredient unit costs, primarily relating to sugar. The Company expects its sugar and most other ingredient costs to be significantly higher throughout 2010 compared to 2009.

Selling, marketing and administrative expenses were $25,326 in first quarter 2010 compared to $22,133 in first quarter 2009, an increase of $3,193. Selling, marketing and administrative expenses reflect a $1,264 increase in deferred compensation expense in first quarter 2010 compared to first quarter 2009 resulting from changes in the market value of investments in trading securities relating to compensation deferred in previous years, and is not reflective of current operating results. Adjusting for the aforementioned, selling, marketing and administrative expenses increased from $22,391 in first quarter 2009 to $24,320 in first quarter 2010, an increase of $1,929 or 8.6%. As a percent of net product sales, these adjusted expenses favorably decreased from 23.8% of net product sales in first quarter 2009 to 23.6% of product sales in 2010. This favorable decrease in such expenses principally reflects the favorable benefits of higher sales volumes partially offset by higher freight, delivery and warehousing and distribution expenses.

Selling, marketing and administrative expenses include $9,568 and $8,333 of freight, delivery and warehousing and distribution expenses in first quarter 2010 and 2009, respectively. Freight, delivery and warehousing and distribution expenses increased from 8.9% of net product sales in first quarter 2009 to 9.3% of net product sales in first quarter 2010, primarily due to higher energy costs including increased freight fuel surcharges relating to customer deliveries.


-6-




Earnings from operations were $10,629 in first quarter 2010 compared to $11,963 in first quarter 2009, a decrease of $1,334. Earnings from operations includes changes in deferred compensation liabilities relating to corresponding changes in the market value of trading securities that hedge these liabilities as discussed above. Adjusting for the aforementioned net deferred compensation change of $1,613, operating earnings were $11,915 and $11,636 in first quarter 2010 and first quarter 2009, respectively, an increase of $279 or 2.4%; and as a percentage of net product sales, adjusted operating earnings were 11.5% and 12.4% in first quarter 2010 and 2009, respectively, a decrease of 0.9% as a percent of net product sales. Management believes this comparison is more reflective of the underlying operations of the Company. This decrease principally reflects the adverse effects of higher ingredient costs and higher freight, distribution and warehousing expenses as discussed above.

Other income (expense), net, was $3,416 in first quarter 2010 compared to $(380) in first quarter 2009, an increase of $3,796. This increase principally reflects a $2,425 favorable improvement in foreign exchange transactions, and a $1,613 favorable net increase in the fair value of trading securities investments used to hedge deferred compensation liabilities. The income (expense), on such trading securities was $1,286 and $(327) in first quarter 2010 and first quarter 2009, respectively. Such income or (expense)was substantially offset by a like amount of (expense) or income in aggregate product cost of goods sold and selling, marketing, and administrative expenses in the respective years as discussed above. The first quarter 2010 income principally reflects market appreciation in the equity markets and the first quarter 2009 (expense) principally reflects the market decline in the equity markets in the respective periods.

The consolidated effective tax rates were 35.3% and 28.2% in 2010 and 2009, respectively. The unfavorable increase in the effective tax rate in first quarter 2010 compared to first quarter 2009 principally reflects a decrease in the state income tax expense in first quarter 2009 due to the effective conclusion of an income tax audit in first quarter 2009 and resulting favorable adjustment.

Net earnings were $9,085 in first quarter 2010 compared to $8,320 in first quarter 2009, and earnings per share were $.16 and $.14 in first quarter 2010 and first quarter 2009, respectively, an increase of $.02 or 14.3%. Earnings per share did benefit from the reduction in average shares outstanding resulting from common stock purchases in the open market by the Company. Average shares outstanding decreased from 58,204 in first quarter 2009 to 57,312 in first quarter 2010.

Goodwill and intangibles are assessed annually as of December 31 or whenever events or circumstances indicate that the carrying values may not be recoverable from future cash flows. The Company has not ascertained any triggering events, as defined, or other adverse information that would indicate a material impairment of its goodwill or intangibles in first quarter 2010.


LIQUIDITY AND CAPITAL RESOURCES

Net cash flows provided by (used in) operating activities were $891 and $4,174 in first quarter 2010 and first quarter 2009, respectively. The $3,283 decrease in cash flows from operating activities from first quarter 2009 to first quarter 2010 principally reflects changes in other current assets and liabilities, principally inventories, other accounts receivable, and accounts payable and accrued liabilities.


-6A-




Net cash used in investing activities was $5,816 in first quarter 2010 compared to $6,311 in first quarter 2009. Cash flows from investing activities reflect capital expenditures of $3,400 and $7,287 in first quarter 2010 and first quarter 2009, respectively. The first quarter 2010 and 2009 capital additions include $468 and $473, respectively, relating to computer systems and related implementation. Capital expenditures for the 2010 year are anticipated to be generally in line with historical annualized spending, and are to be funded from the Company's cash flow from operations and internal sources.

The Company had no bank borrowing or repayments in first quarter 2010 or 2009, and had no outstanding bank borrowings as of the end of first quarter 2010 or first quarter 2009.

Financing activities include common stock purchases and retirements of $712 and $4,205 in first quarter 2010 and first quarter 2009, respectively. Cash dividends of $8,909 and $8,792 were paid in first quarter 2010 and first quarter 2009, respectively. The increase in cash dividends each year reflects the annual 3% stock dividend issued in each of these years less the effects of Company Common Stock purchases and retirements.

The Company's current ratio (current assets divided by current liabilities) was 3.6 to 1 as of the end of first quarter 2010 as compared to 3.4 to 1 as of the end of first quarter 2009 and 3.8 to 1 as of the end of fourth quarter 2009. Net working capital was $157,373 as of the end of first quarter 2010 as compared to $124,384 and $155,812 as of the end of first quarter 2009 and fourth quarter 2009, respectively. The aforementioned net working capital amounts are principally reflected in aggregate cash and cash equivalents and short-term investments which totaled $85,052 as of the end of first quarter 2010 compared to $70,031 and $99,653, as of the end of first quarter 2009 and fourth quarter 2009, respectively. In addition, long term investments, principally debt securities comprising municipal bonds, were $62,020 (including $8,010 of Jefferson County auction rate securities (ARS) discussed below) as of the end of first quarter 2010, as compared to $50,280 and $58,136 as of the end of first quarter 2009 and fourth quarter 2009, respectively. Aggregate cash and cash equivalents and short and long-term investments were $147,072, $120,311, $157,789, for first quarter ended 2010 and 2009, and fourth quarter 2009, respectively. Investments in municipal bonds and other debt securities that matured during first quarters 2010 and 2009 were generally used to purchase the Company's common stock or were replaced with debt securities of similar maturities.

During 2008, the Company contributed $16,050 to a VEBA trust to fund the estimated future costs of certain employee health, welfare and other benefits. The Company used the funds, as well as investment income in this VEBA trust, to pay the actual cost of such benefits during 2009 and will continue to do so through 2011. As of the end of first quarter 2010, the VEBA trust holds $12,198 of aggregate cash, cash equivalents and investments; this asset value is included in prepaid expenses in the Company's current and other assets.

As of the end of first quarter 2010 and 2009, the Company's long-term investments include $8,010 and $8,410 ($13,550 original cost), respectively, of Jefferson County Alabama Sewer Revenue Refunding Warrants, originally purchased with an insurance-backed AAA rating. This is an auction rate security (ARS) that is classified as an available for sale security. Due to adverse events related to Jefferson County and its bond insurance carrier, Financial Guaranty Insurance Company (FGIC), as well as events in the credit markets, the auctions for this ARS failed throughout 2008, 2009 and first quarter 2010 (and subsequent to first quarter 2010). As such, the Company continues to estimate the fair value of this ARS utilizing a valuation model with Level 3 inputs, as defined by guidance. This valuation model

-6B-



considered, among others items, the credit risk of the collateral underlying the ARS, the credit risk of the bond insurer, interest rates, and the amount and timing of expected future cash flows including assumptions about the market expectation of the next successful auction.

During the fourth quarter of 2008, the Company determined that the market decline in fair value of its Jefferson County ARS became other-than-temporarily impaired, as defined, and recorded a pre-tax impairment of $5,140. During the fourth quarter of 2009, the Company evaluated this investment and concluded that an additional decline in the market value was temporary because it was not related to further credit impairment and recorded this $700 of additional decline in the market value as a charge to accumulated other comprehensive loss. During first quarter 2010, the Company further evaluated this investment and concluded that a portion of the aforementioned temporary decline had reversed and recorded a $300 increase in the market value as a credit to accumulated other comprehensive loss. Notwithstanding, the Company continues to receive all contractual interest payments on its ARS on a timely basis, there has been no default, it is insured by FGIC and the Company has the intent and ability to hold this ARS until recovery of its amortized cost basis.


NEW ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-06, "Improving Disclosures about Fair Value Measurements". ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements are presented separately. This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of revised Level 3 disclosure requirements which are effective for interim and annual reporting periods beginning after December 15, 2010. The Company adopted the provisions of the standard on January 1, 2010, which did not have a material impact on its Consolidated Financial Statements.

In June 2009, the FASB issued Accounting Standards Codification (ASC) 810, "Consolidation", regarding the consolidation of variable interest entities (formerly SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)"). ASC 810 is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company's involvement in variable interest entities. This standard is effective for interim and annual periods beginning after November 15, 2009. The Company adopted the provisions of the standard on January 1, 2010, which had no impact on its Consolidated Financial Statements.


RISK FACTORS

The Company's operations and financial results are subject to a number of risks and uncertainties that could adversely affect the Company's operating results and financial condition. Significant risk factors, without limitations that could impact the Company are the following: (i) significant competitive activity, including advertising, promotional and price competition, and changes in consumer demand for the Company's products;
(ii) fluctuations in the cost, which are expected to be significantly higher



-6C-




in 2010 compared to 2009, of various ingredients, including sugar, and packaging materials, and the availability of such materials; (iii) inherent risks in the marketplace, including uncertainties about trade and consumer acceptance and seasonal events such as Halloween; (iv) the effect of acquisitions on the Company's results of operations and financial condition;
(v) the effect of changes in foreign currencies on the Company's foreign subsidiaries operating results, and the effect of the fluctuation of the Canadian dollar on products manufactured in Canada and marketed and sold in the United States in U.S. dollars; (vi) the Company's reliance on third party vendors for various goods and services; (vii) the Company's ability to successfully implement new production processes and lines; (viii) the effect of changes in assumptions, including discount rates, sales growth and profit margins and the capability to pass along higher ingredient and other input costs through price increases, relating to the Company's impairment testing and analysis of its goodwill and trademarks; (ix) changes in the confectionery marketplace including actions taken by major retailers and customers; (x) customer, consumer and competitor response to marketing programs and price and product weight adjustments, and new products; (xi) dependence on significant customers, including the volume and timing of their purchases, and availability of shelf space; (xii) increases in ingredient and energy costs, including freight and delivery, that cannot be passed along to customers through increased prices due to competitive reasons; (xiii) any significant labor stoppages, strikes or production interruptions; (xiv) changes in governmental laws and regulations including taxes and tariffs;
(xv) the risk that the market value of Company's investments could decline including being classified as "other-than-temporary" as defined; and (xvi) the potential effects of current and future macroeconomic conditions. In addition, the Company's results may be affected by other general factors, such as financial and securities' market factors, political developments, currency exchange rates, interest and inflation rates, accounting standards, taxes, and laws and regulations affecting the Company in markets where it competes and those factors described in Part 1, Item 1A "Risk Factors" and elsewhere in the Company's Annual Report on Form 10-K and in other Company filings, including quarterly reports on Form 10-Q, with the Securities and Exchange Commission.


FORWARD-LOOKING STATEMENTS

This discussion and certain other sections contain forward-looking statements that are based largely on the Company's current expectations and are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of the words such as "anticipated," "believe," "expect," "intend," "estimate," "project," and other words of similar meaning in connection with a discussion of future operating or financial performance and are subject to certain factors, risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements. Such factors, risks, trends and uncertainties which in some instances are beyond the Company's control, including the overall competitive environment in the Company's industry, changes in assumptions and judgments discussed above under the heading "Significant Accounting Policies and Estimates", and factors identified and referred to above under the heading "Risk Factors."

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

-6D-



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to various market risks, including fluctuations in sugar, corn syrup, edible oils, including soybean oil, cocoa, dextrose, milk and whey, and gum-base input ingredients and packaging and fuel costs. The Company is exposed to exchange rate fluctuations in the Canadian dollar which is the currency used for a portion of the raw material and packaging material costs and operating expenses at its Canadian plants. The Company invests in securities with maturities or auction dates of up to three years, the majority of which are held to maturity, which limits the Company's exposure to interest rate fluctuations. There has been no material change in the Company's market risks that would significantly affect the disclosures made in the Form 10-K for the year ended December 31, 2009.


Item 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, the Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of April 3, 2010 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended April 3, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


























-6E-




                    PART II - OTHER INFORMATION

                    TOOTSIE ROLL INDUSTRIES, INC.
                          AND SUBSIDIARIES

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds


                                                                           Approximate Dollar
                    (a) Total   (b) Average               Shares           Value of Shares that
                    Number of   Price Paid per     Purchased as Part of    May Yet Be Purchased
                      Shares       Share        Publicly Announced Plans   Under the Plans
  Period            Purchased                        Or Programs               or Programs
JAN 1 TO JAN 30            -      $       -         NOT APPLICABLE            NOT APPLICABLE

JAN 31 TO FEB 27           -              -         NOT APPLICABLE            NOT APPLICABLE

FEB 28 TO APR 3       26,400          26.92         NOT APPLICABLE            NOT APPLICABLE

TOTAL                 26,400      $   26.92

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

                            TOOTSIE ROLL INDUSTRIES, INC.

Date:  May 13, 2010         BY:/S/MELVIN J. GORDON
                               Melvin J. Gordon
                               Chairman and Chief
                               Executive Officer

Date:  May 13, 2010         BY:/S/G. HOWARD EMBER, JR.
                               G. Howard Ember, Jr.
                               V.P./Finance and
                               Chief Financial Officer




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

                                    Date:  May 13, 2010


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

                                    Date:  May 13, 2010


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

Industries, Inc. for the quarterly period ended April 3, 2010 (the

Form 10-Q) fully complies with the requirements of section 13(a) or

15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q fairly presents, in all material respects,

the financial condition and results of operations of Tootsie Roll

Industries, Inc. and its subsidiaries.









Dated: May 13, 2010                  /S/MELVIN J. GORDON
                                     Melvin J. Gordon
                                     Chairman and Chief
                                     Executive Officer



Dated: May 13, 2010                  /S/G. HOWARD EMBER, JR.
                                     G. Howard Ember, Jr.
                                     V.P./Finance and
                                     Chief Financial Officer

















                             -7C-