Form 10-Q
period 2010-07-03
TOOTSIE ROLL INDUSTRIES INC
filed 2010-08-12
CIK 98677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JULY 3, 2010

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

773-838-3400

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (July 3, 2010)

Class	Outstanding

Common Stock, $.69 4/9 par value	36,516,462
Class B Common Stock, $.69 4/9 par value	20,488,279

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES

JULY 3, 2010

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  See “ Forward-Looking Statements” under Part I — Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands of dollars)       (UNAUDITED)

	July 3,	July 4,	Dec. 31,
	2010	2009	2009

ASSETS
CURRENT ASSETS
Cash & cash equivalents	$60,006	$33,149	$90,990
Investments	7,082	15,854	8,663
Trade accounts receivable,
Less allowances of $1,879, $2,202 & $2,356	23,566	28,191	37,512
Other receivables	7,471	4,028	8,397
Inventories, at cost
Finished goods & work in process	71,604	63,218	35,570
Raw material & supplies	34,055	26,605	20,817
Prepaid expenses	8,001	8,139	8,562
Deferred income taxes	1,367	—	1,367

Total current assets	213,152	179,184	211,878

PROPERTY, PLANT & EQUIPMENT, at cost

Land	21,570	19,323	21,559
Buildings	102,395	89,130	102,374
Machinery & equipment	297,919	280,316	296,787
Construction in progress	12,624	32,582	6,877
	434,508	421,351	427,597
Less-accumulated depreciation	216,129	198,102	206,876
Net property, plant and equipment	218,379	223,249	220,721

OTHER ASSETS

Goodwill	73,237	73,237	73,237
Trademarks	175,024	189,024	175,024
Investments	61,721	49,488	58,136
Split dollar life insurance	74,638	74,808	74,642
Prepaid expenses	6,444	9,994	8,068
Investment in joint venture	3,930	9,286	4,961
Deferred income taxes	11,580	—	11,580
Total other assets	406,574	405,837	405,648

Total assets	$838,105	$808,270	$838,247

(The accompanying notes are an integral part of these statements.)

(in thousands except per share data)      (UNAUDITED)

	July 3,	July 4,	Dec. 31,
	2010	2009	2009

LIABILITIES AND SHAREHOLDERS’ EQUITY CURRENT LIABILITIES
Accounts payable	$13,671	$12,501	$9,140
Dividends payable	4,560	4,498	4,458
Accrued liabilities	44,292	36,703	42,468
Deferred income taxes	—	631	—
Total current liabilities	62,523	54,333	56,066

NONCURRENT LIABILITIES

Deferred income taxes	42,842	44,031	44,582
Postretirement health care and life insurance benefits	17,489	16,208	16,674
Industrial development bonds	7,500	7,500	7,500
Liability for uncertain tax positions	20,444	19,623	21,101
Deferred compensation and other liabilities	39,217	33,983	39,839
Total noncurrent liabilities	127,492	121,345	129,696

SHAREHOLDERS’ EQUITY

Common Stock, $.69-4/9 par value- 120,000 shares authorized; 36,517, 36,100 & 35,802, respectively, issued	25,358	25,069	24,862
Class B common stock, $.69-4/9 par value- 40,000 shares authorized; 20,488, 19,927 & 19,919, respectively, issued	14,228	13,838	13,833
Capital in excess of par value	518,013	489,107	482,250
Retained earnings	107,671	120,018	145,928
Accumulated other comprehensive loss	(15,188)	(13,448)	(12,396)
Treasury stock (at cost)- 69, 67 & 67 shares, respectively	(1,992)	(1,992)	(1,992)
Total shareholders’ equity	648,090	632,592	652,485
Total liabilities and shareholders’ equity	$838,105	$808,270	$838,247

(The accompanying notes are an integral part of these statements.)

2A

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

EARNINGS, COMPREHENSIVE EARNINGS AND RETAINED EARNINGS

(in thousands except per share amounts)       (UNAUDITED)

	13 WEEKS ENDED
	July 3, 2010 &	July 4, 2009

Net product sales	$105,026	$107,812
Rental and royalty revenue	997	860

Total revenue	106,023	108,672

Product cost of goods sold	69,360	68,807
Rental and royalty cost	254	211

Total costs	69,614	69,018

Product gross margin	35,666	39,005
Rental and royalty gross margin	743	649

Total gross margin	36,409	39,654

Selling, marketing and administrative expenses	22,544	25,728

Earnings from operations	13,865	13,926

Other income (loss), net	(2,058)	1,821

Earnings before income taxes	11,807	15,747
Provision for income taxes	3,336	5,409
Net earnings	8,471	10,338

Other comprehensive income, before tax:

Foreign currency translation adjustments	(1,342)	1,534

Unrealized gains (losses) on securities	273	(82)

Unrealized gains (losses) on derivatives	(1,257)	1,182

Other comprehensive income (loss), before tax	(2,326)	2,634

Income tax benefit (expense) related to items of other comprehensive income	579	(550)

Other comprehensive income (loss), net of tax	(1,747)	2,084

Comprehensive earnings	$6,724	$12,422

Retained earnings at beginning of period	$103,756	$114,172
Net earnings	8,471	10,338
Cash dividends	(4,556)	(4,492)

Retained earnings at end of period	$107,671	$120,018

Net earnings per share	$0.15	$0.18
Dividends per share *	$0.08	$0.08

Average number of shares outstanding	57,105	57,910

*Does not include 3% stock dividend to shareholders of record on 3/09/10 and 3/10/09.

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

EARNINGS, COMPREHENSIVE EARNINGS AND RETAINED EARNINGS

(in thousands except per share amounts)     (UNAUDITED)

	26 WEEKS ENDED
	July 3, 2010 &	July 4, 2009

Net product sales	$208,270	$201,866
Rental and royalty revenue	2,126	1,837

Total revenue	210,396	203,703

Product cost of goods sold	137,483	129,526
Rental and royalty cost	549	427

Total costs	138,032	129,953

Product gross margin	70,787	72,340
Rental and royalty gross margin	1,577	1,410

Total gross margin	72,364	73,750

Selling, marketing and administrative expenses	47,870	47,861

Earnings from operations	24,494	25,889

Other income, net	1,358	1,441

Earnings before income taxes	25,852	27,330
Provision for income taxes	8,296	8,672
Net earnings	17,556	18,658

Other comprehensive income, before tax:

Foreign currency translation adjustments	(585)	783

Unrealized gains on securities	512	71

Unrealized gains (losses) on derivatives	(4,539)	1,568

Other comprehensive income (loss), before tax	(4,612)	2,422

Income tax benefit (expense) related to items of other comprehensive income	1,820	(629)

Other comprehensive income (loss), net of tax	(2,792)	1,793

Comprehensive earnings	$14,764	$20,451

Retained earnings at beginning of period	$145,928	$142,872
Net earnings	17,556	18,658
Cash dividends	(9,008)	(8,883)
Stock dividends – 3%	(46,805)	(32,629)

Retained earnings at end of period	$107,671	$120,018

Net earnings per share	$0.31	$0.32
Dividends per share *	$0.16	$0.16

Average number of shares outstanding	57,197	58,059

*Does not include 3% stock dividend to shareholders of record on 3/09/10 and 3/10/09.

(The accompanying notes are an integral part of these statements.)

3A

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)       (UNAUDITED)

	26 WEEKS ENDED
	July 3, 2010 &	July 4, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings	$17,556	$18,658
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	9,184	8,261
Amortization of marketable securities	232	173
Changes in operating assets and liabilities:
Accounts receivable	13,989	3,118
Other receivables	(3,612)	523
Inventories	(49,183)	(34,058)
Prepaid expenses and other assets	2,201	3,560
Accounts payable and accrued liabilities	6,322	(5,073)
Income taxes payable and deferred	(550)	307
Postretirement health care and life insurance benefits	815	740
Deferred compensation and other liabilities	550	721
Other	259	351

Net cash used in operating activities	(2,237)	(2,719)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(6,781)	(13,719)
Net purchases of trading securities	(2,369)	(1,144)
Purchase of available for sale securities	(3,039)	—
Sale and maturity of available for sale securities	2,498	4,355

Net cash used in investing activities	(9,691)	(10,508)

CASH FLOWS FROM FINANCING ACTIVITIES:

Dividends paid in cash	(9,028)	(8,878)
Shares repurchased and retired	(10,028)	(13,654)

Net cash used in financing activities	(19,056)	(22,532)

Decrease in cash and cash equivalents	(30,984)	(35,759)
Cash and cash equivalents-beginning of year	90,990	68,908

Cash and cash equivalents end of quarter	$60,006	$33,149

Supplemental cash flow information:
Income taxes paid, net	$8,470	$6,833
Interest paid	$41	$168
Stock dividend issued	$46,682	$32,537

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 3, 2010

(in thousands except per share amounts) (UNAUDITED)

Note 1 — Significant Accounting Policies

General Information

Foregoing data has been prepared from the unaudited financial records of Tootsie Roll Industries, Inc. and Subsidiaries (the Company) and in the opinion of management all adjustments necessary for a fair statement of the results for the interim period have been reflected.  All adjustments were of a normal and recurring nature.  Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s 2009 Annual Report on Form 10-K.

Results of operations for the period ended July 3, 2010 are not necessarily indicative of results to be expected for the year to end December 31, 2010 because of the seasonal nature of the Company’s operations.  Historically, the third quarter has been the Company’s largest sales quarter due to Halloween sales.

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-06, “Improving Disclosures about Fair Value Measurements”.  ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments.  For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements are presented separately.  This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of revised Level 3 disclosure requirements which are effective for interim and annual reporting periods beginning after December 15, 2010.  The Company adopted the provisions of the standard on January 1, 2010, which did not have a material impact on its Consolidated Financial Statements.

In June 2009, the FASB issued Accounting Standards Codification (ASC) 810, “Consolidation”, regarding the consolidation of variable interest entities (formerly SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”). ASC 810 is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company’s involvement in variable interest entities.  This standard is effective for interim and annual periods beginning after November 15, 2009.  The Company adopted the provisions of the standard on January 1, 2010, which had no impact on its Consolidated Financial Statements.

Note 2 — Average Shares Outstanding

Average shares outstanding for the first half ended July 3, 2010 reflect stock purchases of 384 shares for $10,028 and a 3% stock dividend distributed on April 8, 2010. Average shares outstanding for the first half ended July 4, 2009 reflect stock purchases of 632 shares for $13,654 and a 3% stock dividend distributed on April 9, 2009.

Note 3 — Income Taxes

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions.  The Company remains subject to examination by U.S. federal and state and foreign tax authorities for the years 2006 through 2009.  With few exceptions, the Company is no longer subject to examinations by tax authorities for year 2005 and prior.

Note 4 — Fair Value Measurements

Current accounting guidance defines fair value as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Guidance requires disclosure of the extent to which fair value is used to measure financial assets and liabilities, the inputs utilized in calculating valuation measurements, and the effect of the measurement of significant unobservable inputs on earnings, or changes in net assets, as of the measurement date. Guidance establishes a three-level valuation hierarchy based upon the transparency of inputs utilized in the measurement and valuation of financial assets or liabilities as of the measurement date. Level 1 inputs include quoted prices for identical instruments and are the most observable.  Level 2 inputs include quoted prices for similar assets and observable inputs such as interest rates, foreign currency exchange rates, commodity rates and yield curves.  Level 3 inputs are not observable in the market and include management’s own judgments about the assumptions market participants would use in pricing the asset or liability. The use of observable and unobservable inputs is reflected in the hierarchy assessment disclosed in the table below.

As of July 3, 2010, July 4, 2009 and December 31, 2009, the Company held certain financial assets that are required to be measured at fair value on a recurring basis. These included derivative hedging instruments related to the purchase of certain raw materials, investments in trading securities and available for sale securities, including auction rate securities (ARS).  The Company’s available for sale and trading securities principally consist of municipal bonds and mutual funds that are publicly traded.

5A

The following table presents information about the Company’s financial assets and liabilities measured at fair value as of July 3, 2010, July 4, 2009 and December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Estimated Fair Value July 3, 2010
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and equivalents	$60,006	$60,006	$—	$—
Auction rate security (ARS)	8,279	—	—	8,279
Available-for-sale securities excluding ARS	27,102	—	27,102	—
Net derivatives contracts	(791)	(791)	—	—
Trading securities	33,422	33,422	—	—
Total assets measured at fair value	$128,018	$92,637	$27,102	$8,279

	Estimated Fair Value July 4, 2009
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and equivalents	$33,149	$33,149	$—	$—
Auction rate security (ARS)	8,410	—	—	8,410
Available-for-sale securities excluding ARS	28,905	—	28,905	—
Net derivatives contracts	1,916	1,916	—	—
Trading securities	28,027	28,027	—	—
Total assets measured at fair value	$100,407	$63,092	$28,905	$8,410

	Estimated Fair Value December 31, 2009
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and equivalents	$90,990	$90,990	$—	$—
Auction rate security (ARS)	7,710	—	—	7,710
Available-for-sale securities excluding ARS	26,851	—	26,851	—
Net derivatives contracts	5,360	5,360	—	—
Trading securities	32,238	32,238	—	—
Total assets measured at fair value	$163,149	$128,588	$26,851	$7,710

As of July 3, 2010, the Company’s long term investments include Jefferson County Alabama Sewer Revenue Refunding Warrants, an auction rate security (ARS), reported at a fair value of $8,279, after reflecting a $5,140 other than temporary impairment and a $131 temporary, as defined, decline in market value against its $13,550 par value.  In 2008, this ARS was determined to be other than temporarily impaired due to the duration and severity of the decline in fair value.  The Company estimated the fair value of this ARS utilizing a valuation model with Level 3 inputs.  This valuation model considered, among other items, the credit risk of the collateral underlying the ARS, the credit risk of the bond insurer, interest rates, and the amount and timing of expected future cash flows including the Company’s assumption about the market expectation of the next successful auction.

The Company classified this ARS as non-current and has included it in long term investments on the Condensed Consolidated Statements of Financial Position because the Company believes that the current condition of the ARS market may take more than twelve months to improve.

5B

The following table presents additional information about the Company’s financial instruments (all ARS) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at July 3, 2010 and July 4, 2009:

	2010	2009

Balance at January 1	$7,710	$8,410
Unrealized gain in other comprehensive loss	569	—

Balance at July 3 and July 4, respectively	$8,279	$8,410

Note 5 — Derivative Instruments and Hedging Activities

From time to time, the Company uses derivative instruments, including foreign currency forward contracts, commodity futures contracts and commodity option contracts, to manage its exposures to foreign exchange and commodity prices. Commodity futures contracts and most commodity option contracts are intended and effective as hedges of market price risks associated with the anticipated purchase of certain raw materials (primarily sugar).  Foreign currency forward contracts are intended and effective as hedges of the Company’s exposure to the variability of cash flows, primarily related to the foreign exchange rate changes of products manufactured in Canada and sold in the United States, and periodic equipment purchases from foreign suppliers denominated in a foreign currency.  The Company does not engage in trading or other speculative use of derivative instruments.

The Company recognizes all derivative instruments as either assets or liabilities at fair value in the Condensed Consolidated Statement of Financial Position.  The Company uses either hedge accounting or mark-to- market accounting for its derivative instruments.  Derivatives that qualify for hedge accounting are designated as cash flow hedges by formally documenting the hedge relationships, including identification of the hedging instruments, the hedged items and other critical terms, as well as the Company’s risk management objectives and strategies for undertaking the hedge transaction.

Changes in the fair value of the Company’s cash flow hedges are recorded in accumulated other comprehensive loss, net of tax, and are reclassified to earnings in the periods in which earnings are affected by the hedged item. Substantially all amounts reported in accumulated other comprehensive loss for commodity derivatives are expected to be reclassified to cost of goods sold.  Substantially all amounts reported in accumulated other comprehensive loss for foreign currency derivatives are expected to be reclassified to other income (expense), net.

5C

The following table summarizes the Company’s outstanding derivative contracts and their effects on its Condensed Consolidated Statements of Financial Position at July 3, 2010, July 4, 2009 and December 31, 2009:

	July 3, 2010
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$7,520	$1,371	$—
Commodity futures contracts	5,033		(823)
Commodity option contracts	11,607	581	(1,680)
Total derivatives designated as hedges		1,952	(2,503)
Derivatives not designated as hedging instruments:
Commodity option contracts	3,313	—	(240)
Total derivatives not designated as hedges		—	(240)
Total derivatives		$1,952	$(2,743)

	July 4, 2009
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$21,387	$1,917	$—
Commodity futures contracts		—	—
Commodity option contracts		—	—
Total derivatives designated as hedges		1,917	—
Derivatives not designated as hedging instruments:
Commodity option contracts		—	—
Total derivatives not designated as hedges		—	—
Total derivatives		$1,917	$—

	December 31, 2009
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$17,772	$3,674	$—
Commodity futures contracts		—	—
Commodity option contracts		—	—
Total derivatives designated as hedges		3,674	—
Derivatives not designated as hedging instruments:
Commodity option contracts	12,708	1,896	(210)
Total derivatives not designated as hedges		1,896	(210)
Total derivatives		$5,570	$(210)

Derivative assets are recorded in other receivables and derivative liabilities are recorded in accrued liabilities.

The effects of derivative instruments on the Company’s Condensed Consolidated Statement of Earnings, Comprehensive Earnings and Retained Earnings for 13 and 26 weeks ended July 3, 2010 and July 4, 2009 are as follows:

	For 13 Weeks Ended July 3, 2010
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain(Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$(590)	$1,077	$—
Commodity futures contracts	(1,145)	(1,523)	—
Commodity option contracts	(295)	(327)	—

Total	$(2,030)	$(773)	$—

5D

	For 13 Weeks Ended July 4, 2009
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$1,605	$423	$—
Commodity futures contracts	25	25	—
Commodity option contracts	—	—	—

Total	$1,630	$448	$—

	For 26 Weeks Ended July 3, 2010
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain(Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$21	$2,325	$—
Commodity futures contracts	(1,283)	(461)	—
Commodity option contracts	(1,740)	(327)	—

Total	$(3,002)	$1,537	$—

	For 26 Weeks Ended July 4, 2009
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$2,084	$477	$—
Commodity futures contracts	(12)	27	—
Commodity option contracts	—	—	—

Total	$2,072	$504	$—

During the 13 and 26 weeks ended July 3, 2010, the Company recognized losses in earnings of $822 and $1,788, respectively, related to mark-to-market accounting for certain commodity option contracts.

5E

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in thousands except per share amounts)

This financial review discusses the Company’s financial condition, results of operations, liquidity and capital resources, new accounting pronouncements,  and other matters.  It should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related footnotes.

Net product sales were $105,026 in second quarter 2010 compared to $107,812 in second quarter 2009, a decrease of $2,786 or 2.6%. Second quarter 2010 net product sales were adversely affected by the timing of certain customer sales in second and third quarter 2010.  First half 2010 net product sales were $208,270 compared to $201,866 in first half 2009, an increase of $6,404 or 3.2%. First half 2010 net product sales principally benefited from effective marketing and sales programs. Although first half 2010 net product sales were adversely affected by the timing of certain customer sales in the second and third quarter 2010 as discussed above, first half 2010 net product sales did benefit from the timing of certain customer sales in fourth quarter 2009 and first quarter 2010.

Product cost of goods sold were $69,360 in second quarter 2010 compared to $68,807 in second quarter 2009, and first half 2010 product cost of goods sold were $137,483 compared to $129,526.  Product cost of goods sold in second quarter and first half 2010 reflect decreases of $773 and $424, respectively, in deferred compensation expense compared to the corresponding periods in the prior year. These decreases principally result from changes in the market value of investments in trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Adjusting for the aforementioned changes in deferred compensation expense, product cost of goods sold increased from $68,553 in second quarter 2009 to $69,879 in second quarter 2010, an increase of $1,326 or 1.9%, and increased from $129,341 in first half 2009 to $137,722 in first half 2010, an increase of $8,381 or 6.5%.  As a percentage of net product sales, adjusted product cost of goods sold increased from 63.6% in second quarter 2009 to 66.5% in second quarter 2010, an increase of 2.9% as a percent of sales, and from 64.1% in first half 2009 to 66.1% in first half 2010, an increase of 2.0% as a percent of sales.  These unfavorable increases principally reflect higher ingredient unit costs, primarily relating to sugar.  The Company expects its sugar and most other ingredient costs to be significantly higher throughout 2010 compared to 2009.

Selling, marketing and administrative expenses were $22,544 in second quarter 2010 compared to $25,728 in second quarter 2009, and first half 2010 and 2009 selling, marketing and administrative expenses were $47,870 and $47,861, respectively. Selling, marketing and administrative expenses in second quarter and first half 2010 reflect decreases of $2,907 and $1,643, respectively, in deferred compensation expense compared to the corresponding periods in the prior year. These decreases principally result from changes in the market value of investments in trading securities relating to compensation deferred in previous years and are not reflective of current operating results.  Adjusting for the aforementioned changes in deferred compensation expense, selling,  marketing and administrative expenses decreased from $24,774 in second quarter 2009 to $24,497 in second quarter 2010, a decrease of $277 or 1.1%, and increased from $47,165 in first half 2009 to $48,817 in first half 2010, an increase of $1,652 or 3.5%.  As a percentage of net product sales, adjusted selling, marketing and administrative expenses increased from 23.0% in second quarter 2009 to 23.3% in second quarter 2010, an increase of 0.3% as a percent of sales, but held constant at 23.4% in both first half 2010 and 2009. Selling marketing and administrative expenses reflect higher freight, delivery and warehousing and distribution expenses, however, they reflect lower incentive compensation awards. Freight, delivery and warehousing and distribution expenses as a percent of net product sales increased from 9.0% in second quarter 2009 to 10.0% in second quarter 2010, and from 8.9% in first half 2009 to 9.6% in first half 2010. These increases are primarily due to higher energy costs including increased freight fuel surcharges relating to customer deliveries.

Earnings from operations were $13,865 in second quarter 2010 compared to $13,926 in second quarter 2009, and were $24,494 in first half 2010 compared to $25,889 in first half 2009. Earnings from operations include changes in deferred compensation liabilities relating to corresponding changes in the market value of trading securities that hedge these liabilities as discussed above.  Adjusting for the aforementioned, operating earnings were $11,393 and $15,134 in second quarter 2010 and 2009, respectively, a decrease of $3,741 or 24.7%; and operating earnings were $23,308 and $26,770 in first half 2010 and 2009, respectively, a decrease of $3,462 or 12.9%. As a percentage of net product sales, adjusted operating earnings were 10.8% and 14.0% in second quarter 2010 and 2009, respectively, a decrease of 3.2% as a percentage of net product sales; and operating earnings were 11.2% and 13.3% in first half 2010 and 2009, respectively, a decrease of 2.1% as a percentage of net product sales. The above discussed decrease principally reflects the adverse effects of higher ingredient costs as well as higher freight, distribution and warehousing expenses as discussed above.  Management believes the presentation in the preceding three paragraphs of amounts adjusted for deferred compensation expense better reflect operating results for the quarter and first half ended July 3, 2010 as compared to the quarter and first half ended July 4, 2009 and, accordingly, provides additional insight of the underlying operations of the Company.

Other income (expense), net, was $(2,058) in second quarter 2010 compared to $1,821 in second quarter 2009, a decrease of $3,879.  Other income (expense), net, was $1,358 in first half 2010 compared to $1,441 in first half 2009, a decrease of $83.  The second quarter decrease principally reflects a $3,680 unfavorable net decrease in the fair value of trading securities investments used to hedge deferred compensation liabilities and a $472 unfavorable net decrease in foreign exchange transactions.  The first half decrease principally reflects a $2,067 unfavorable net decrease in the fair value of trading securities investments used to hedge deferred compensation liabilities which was substantially offset by $1,953 favorable net increase in foreign exchange transactions. The income (expense),on such trading securities was $(2,472) and $1,208 in second quarter 2010 and 2009, respectively, and $(1,186) and $881 in first half 2010 and 2009, respectively Such income or (expense) was substantially offset by a like amount of (expense) or income in aggregate product cost of goods sold and selling, marketing, and administrative expenses in the respective periods as discussed above.  The second quarter and first half 2010 (expense) relating to trading securities principally reflects decline in the equity markets in the respective 2010 periods, and the second quarter and first half 2009 income principally reflect market appreciation in the equity markets in the respective 2009 periods.

The consolidated effective tax rates were 28.3% and 34.3% in second quarter 2010 and 2009, respectively, and 32.1% and 31.7% in first half 2010 and 2009, respectively. The decrease in the effective tax rate in the second quarter 2010 principally relates to a lower effective rate for state income taxes primarily resulting from changes in estimated state income tax reserves.

6A

Net earnings were $8,471 in second quarter 2010 compared to $10,338 in second quarter 2009, and earnings per share were $0.15 and $0.18 in second quarter 2010 and second quarter 2009, respectively, a decrease of $.03 or 16.7%. First half 2010 net earnings were $17,556 compared to first half 2009 net earnings of $18,658, a $1,102 or 5.9% decrease. First half net earnings per share were $0.31 in 2010 compared to $0.32 per share in first half 2009, a decrease of $0.01 per share or 3.1%.  Earnings per share for second quarter and first half 2010 did benefit from the reduction in average shares outstanding resulting from Common Stock purchases in the open market by the Company.  Average shares outstanding decreased from 57,910 in second quarter 2009 to 57,105 in second quarter 2010, and from 58,059 in first half 2009 to 57,197 in first half 2010.

Goodwill and intangibles are assessed annually as of December 31 or whenever events or circumstances indicate that the carrying values may not be recoverable from future cash flows.  The Company has not ascertained any triggering events, as defined, or other adverse information that would indicate a material impairment of its goodwill or intangibles in second quarter or first half 2010.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows used in operating activities were $2,237 and $2,719 in first half 2010 and 2009, respectively.  The $482 decrease in cash flows used in operating activities from first half 2009 to first half 2010 principally reflects changes in other current assets and liabilities, principally inventories, other accounts receivable, and accounts payable and accrued liabilities.

Net cash used in investing activities was $9,691 in first half 2010 compared to $10,508 in first half 2009.  Cash flows from investing activities reflect capital expenditures of $6,781 and $13,719 in first half 2010 and first half 2009, respectively.  First half 2010 and 2009 capital additions include $622 and $1,280, respectively, relating to computer systems and related implementation.  Capital expenditures for the 2010 year are anticipated to be generally in line with historical annualized spending, and are to be funded from the Company’s cash flow from operations and internal sources.

The Company had no bank borrowing or repayments in second quarter 2010 or 2009, and had no outstanding bank borrowings as of the end of second quarter 2010 or second quarter 2009.

Financing activities include Common Stock purchases and retirements of $10,028 and $13,654 in first half 2010 and first half 2009, respectively.  Cash dividends of $9,028 and $8,878 were paid in first half 2010 and first half 2009, respectively.  The increase in cash dividends each year reflects the annual 3% stock dividend issued in each of these years less the effects of Company Common Stock purchases and retirements.

The Company’s current ratio (current assets divided by current liabilities) was 3.4 to 1 as of the end of second quarter 2010 as compared to 3.3 to 1 as of the end of second quarter 2009 and 3.8 to 1 as of the end of fourth quarter 2009. Net working capital was $150,629 as of the end of second quarter 2010 as compared to $124,851 and $155,812 as of the end of second quarter 2009 and fourth quarter 2009, respectively.

6B

The aforementioned net working capital amounts are principally reflected in aggregate cash and cash equivalents and short-term investments which totaled $67,088 as of the end of second quarter 2010 compared to $49,003 and $99,653 as of the end of second quarter 2009 and fourth quarter 2009, respectively.  In addition, long term investments, principally debt securities comprising municipal bonds, were $61,721 (including $8,279 of Jefferson County auction rate securities (ARS) discussed below) as of the end of second quarter 2010, as compared to $49,488 and $58,136 as of the end of second quarter 2009 and fourth quarter 2009, respectively.  Aggregate cash and cash equivalents and short and long-term investments were $128,809, $98,491, $157,789, for second quarter ended 2010 and 2009, and fourth quarter 2009, respectively.  Investments in municipal bonds and other debt securities that matured during second quarters 2010 and 2009 were generally used to purchase the Company’s Common Stock or were replaced with debt securities of similar maturities.

During 2008, the Company contributed $16,050 to a VEBA trust to fund the estimated future costs of certain employee health, welfare and other benefits. The Company used the funds, as well as investment income in this VEBA trust, to pay the actual cost of such benefits during 2009 and 2010 and will continue to do so through 2011.  As of the end of second quarter 2010, the VEBA trust holds $11,600 of aggregate cash, cash equivalents and investments; this asset value is included in prepaid expenses in the Company’s current and other assets.

As of the end of second quarter 2010 and 2009, the Company’s long-term investments include $8,279 and $8,410 ($13,550 original cost), respectively, of Jefferson County Alabama Sewer Revenue Refunding Warrants, originally purchased with an insurance-backed AAA rating.  This is an auction rate security (ARS) that is classified as an available for sale security.  Due to adverse events related to Jefferson County and its bond insurance carrier, Financial Guaranty Insurance Company (FGIC), as well as events in the credit markets, the auctions for this ARS failed throughout 2008, 2009 and first half 2010 (and subsequent to first half 2010).  As such, the Company continues to estimate the fair value of this ARS utilizing a valuation model with Level 3 inputs, as defined by guidance.  This valuation model considered, among others items, the credit risk of the collateral underlying the ARS, the credit risk of the bond insurer, interest rates, and the amount and timing of expected future cash flows including assumptions about the market expectation of the next successful auction.

During the fourth quarter of 2008, the Company determined that the market decline in fair value of its Jefferson County ARS became other-than-temporarily impaired, as defined, and recorded a pre-tax impairment of $5,140.  During the fourth quarter of 2009, the Company evaluated this investment and concluded that an additional decline in the market value was temporary because it was not related to further credit impairment and recorded this $700 of additional decline in the market value as a charge to accumulated other comprehensive loss.  During first half 2010, the Company further evaluated this investment and concluded that a portion of the aforementioned temporary decline had reversed and recorded a $569 increase in the market value as a credit to accumulated other comprehensive loss.  Notwithstanding, the Company continues to receive all contractual interest payments on its ARS on a timely basis, there has been no default, it is insured by FGIC and the Company has the intent and ability to hold this ARS until recovery of its amortized cost basis.

6C

NEW ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-06, “Improving Disclosures about Fair Value Measurements”.  ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments.  For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements are presented separately.  This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of revised Level 3 disclosure requirements which are effective for interim and annual reporting periods beginning after December 15, 2010.  The Company adopted the provisions of the standard on January 1, 2010, which did not have a material impact on its Consolidated Financial Statements.

In June 2009, the FASB issued Accounting Standards Codification (ASC) 810, “Consolidation”, regarding the consolidation of variable interest entities (formerly SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”). ASC 810 is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company’s involvement in variable interest entities.  This standard is effective for interim and annual periods beginning after November 15, 2009.  The Company adopted the provisions of the standard on January 1, 2010, which had no impact on its Consolidated Financial Statements.

RISK FACTORS

The Company’s operations and financial results are subject to a number of risks and uncertainties that could adversely affect the Company’s operating results and financial condition.  Significant risk factors, without limitation, that could impact the Company include the following: (i) significant competitive activity, including advertising, promotional and price competition, and changes in consumer demand for the Company’s products; (ii) fluctuations in the cost, which are expected to be significantly higher in 2010 compared to 2009, of various ingredients, including sugar, and packaging materials, and the availability of such materials; (iii) inherent risks in the marketplace, including uncertainties about trade and consumer acceptance and seasonal events such as Halloween; (iv) the effect of acquisitions on the Company’s results of operations and financial condition; (v) the effect of changes in foreign currencies on the Company’s foreign subsidiaries operating results, and the effect of the fluctuation of the Canadian dollar on products manufactured in Canada and marketed and sold in the United States in U.S. dollars; (vi) the Company’s reliance on third party vendors for various goods and services; (vii) the Company’s ability to successfully implement new production processes and lines; (viii) the effect of changes in assumptions, including discount rates, sales growth and profit margins and the capability to pass along higher ingredient and other input costs through price increases, relating to the Company’s impairment testing and analysis of its goodwill and trademarks; (ix) changes in the confectionery marketplace including actions taken by major retailers and customers; (x) customer, consumer and competitor response to marketing programs and price and product weight adjustments, and new products; (xi) dependence on significant customers, including the volume and timing of their purchases, and availability of shelf space; (xii) increases in ingredient and energy costs, including freight and delivery, that cannot be passed along to customers through increased prices due to competitive reasons; (xiii) any significant labor stoppages, strikes or production interruptions; (xiv) changes in governmental laws and regulations including taxes and tariffs; (xv) the risk that the market value of Company’s investments could decline

6D

including being classified as “other-than-temporary” as defined; and (xvi) the potential effects of current and future macroeconomic conditions.  In addition, the Company’s results may be affected by other general factors, such as financial and securities’ market factors, political developments, currency exchange rates, interest and inflation rates, accounting standards, taxes, and laws and regulations affecting the Company in markets where it competes and those factors described in Part 1, Item 1A “Risk Factors” and elsewhere in the Company’s Annual Report on Form 10-K and in other Company filings, including quarterly reports on Form 10-Q, with the Securities and Exchange Commission.

FORWARD-LOOKING STATEMENTS

This discussion and certain other sections contain forward-looking statements that are based largely on the Company’s current expectations and are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by the use of words such as “anticipated,” “believe,” “expect,” “intend,” “estimate,” “project,” and other words of similar meaning in connection with a discussion of future operating or financial performance and are subject to certain factors, risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements.  Such factors, risks, trends and uncertainties, which in some instances are beyond the Company’s control, include the overall competitive environment in the Company’s industry, changes in assumptions and judgments discussed above under the heading “Significant Accounting Policies and Estimates”, and factors identified and referred to above under the heading “Risk Factors.”

The risk factors identified and referred to above are believed to be significant factors, but not necessarily all of the significant factors that could cause actual results to differ from those expressed in any forward- looking statement.  Readers are cautioned not to place undue reliance on such forward-looking statements, which are made only as of the date of this report. The Company undertakes no obligation to update such forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to various market risks, including fluctuations in sugar, corn syrup, edible oils, including soybean oil, cocoa, dextrose, milk and whey, and gum-base input ingredients and packaging and fuel costs.  The Company is exposed to exchange rate fluctuations in the Canadian dollar which is the currency used for a portion of the raw material and packaging material costs and operating expenses at its Canadian plants.  The Company invests in securities with maturities or auction dates of up to three years, the majority of which are held to maturity, which limits the Company’s exposure to interest rate fluctuations.  There has been no material change in the Company’s market risks that would significantly affect the disclosures made in the Form 10-K for the year ended December 31, 2009.

6E

Item 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, the Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of July 3, 2010 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended July 3, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

6F

PART II — OTHER INFORMATION

TOOTSIE ROLL INDUSTRIES, INC.

AND SUBSIDIARIES

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds

				Approximate Dollar
	(a) Total		Shares	Value of Shares that
	Number of	(b) Average	Purchased as Part of	May Yet Be Purchased
	Shares	Price Paid per	Publicly Announced Plans	Under the Plans
Period	Purchased	Share	Or Programs	or Programs

APR 4 TO MAY 1	122,500	$27.08	NOT APPLICABLE	NOT APPLICABLE

MAY 2 TO MAY 29	148,500	25.97	NOT APPLICABLE	NOT APPLICABLE

MAY 30 TO JUL 3	86,100	24.72	NOT APPLICABLE	NOT APPLICABLE

TOTAL	357,100	$26.05	NOT APPLICABLE	NOT APPLICABLE

While the Company does not have a formal or publicly announced stock purchase program, the Company’s board of directors periodically authorizes a dollar amount for share purchases.  The treasurer executes share purchase transactions according to these guidelines.

Item 6.  EXHIBITS

Exhibit 10.1 - Tootsie Roll Industries, Inc, Management Incentive Plan. Incorporated by reference to Appendix A to the Company’s definitive Proxy Statement filed with the Commission on March 24, 2006.

Exhibits 31.1 and 31.2 — Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32 — Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS - XBRL Instance Document.*

Exhibit 101.SCH - XBRL Taxonomy Extension Schema Document.*

Exhibit 101.CAL - XBRL Taxonomy Extension Calculation Linkbase Document.*

Exhibit 101.LAB - XBRL Taxonomy Extension Label Linkbase Document.*

Exhibit 101.PRE - XBRL Taxonomy Extension Presentation Linkbase Document.*

Exhibit 101.DEF XBRL Taxonomy Extension Definition Linkbase Document*

*       Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOOTSIE ROLL INDUSTRIES, INC.

Date:	Aug. 12, 2010	BY:	/S/MELVIN J. GORDON
Melvin J. Gordon
Chairman and Chief
Executive Officer

Date:	Aug. 12, 2010	BY:	/S/G. HOWARD EMBER, JR.
G. Howard Ember, Jr.
Vice President Finance and
Chief Financial Officer

7A