Form 10-Q
period 2010-10-02
TOOTSIE ROLL INDUSTRIES INC
filed 2010-11-12
CIK 98677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended OCTOBER 2, 2010

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (October 2, 2010).

Class	Outstanding

Common Stock, $.69 4/9 par value	36,458,839
Class B Common Stock, $.69 4/9 par value	20,475,865

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES

OCTOBER 2, 2010

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  See “ Forward-Looking Statements” under Part I — Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands of dollars) (UNAUDITED)

	Oct. 2,	Dec. 31,	Oct. 3,
	2010	2009	2009
ASSETS
CURRENT ASSETS
Cash & cash equivalents	$58,862	$90,990	$36,731
Investments	8,841	8,663	12,814
Trade accounts receivable, Less allowances of $2,949, $2,356 & $3,802	100,602	37,512	95,269
Other receivables	4,999	8,397	5,361
Inventories, at cost
Finished goods & work in process	43,835	35,570	43,251
Raw material & supplies	31,061	20,817	23,890
Prepaid expenses	4,780	8,562	5,820
Deferred income taxes	1,237	1,367	—

Total current assets	254,217	211,878	223,136

PROPERTY, PLANT & EQUIPMENT, at cost
Land	21,605	21,559	19,313
Buildings	102,419	102,374	89,096
Machinery & equipment	298,102	296,787	279,944
Construction in progress	15,237	6,877	36,724
	437,363	427,597	425,077
Less-accumulated depreciation	220,923	206,876	203,102
Net property, plant and equipment	216,440	220,721	221,975

OTHER ASSETS
Goodwill	73,237	73,237	73,237
Trademarks	175,024	175,024	189,024
Investments	60,480	58,136	49,674
Split dollar life insurance	74,627	74,642	74,797
Prepaid expenses	7,534	8,068	9,037
Investment in joint venture	3,522	4,961	9,521
Deferred income taxes	10,476	11,580	—
Total other assets	404,900	405,648	405,290
Total assets	$875,557	$838,247	$850,401

(The accompanying notes are an integral part of these statements.)

(in thousands except per share data) (UNAUDITED)

	Oct. 2,	Dec. 31,	Oct. 3,
	2010	2009	2009
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$17,553	$9,140	$17,499
Dividends payable	4,554	4,458	4,460
Accrued liabilities	49,552	42,468	45,980
Income taxes payable	5,074	—	7,449
Deferred income taxes	—	—	631
Total current liabilities	76,733	56,066	76,019

NONCURRENT LIABILITIES
Deferred income taxes	42,734	44,582	45,513
Postretirement health care and life insurance benefits	17,837	16,674	16,570
Industrial development bonds	7,500	7,500	7,500
Liability for uncertain tax positions	18,065	21,101	18,173
Deferred compensation and other liabilities	42,470	39,839	37,270
Total noncurrent liabilities	128,606	129,696	125,026

SHAREHOLDERS’ EQUITY
Common Stock, $.69-4/9 par value-120,000 shares authorized; 36,459, 35,802 & 35,823, respectively, issued	25,319	24,862	24,877
Class B Common Stock, $.69-4/9 par value-40,000 shares authorized; 20,476, 19,919 & 19,924, respectively, issued	14,219	13,833	13,836
Capital in excess of par value	516,369	482,250	482,844
Retained earnings	130,474	145,928	142,810
Accumulated other comprehensive loss	(14,171)	(12,396)	(13,019)
Treasury stock (at cost)-69, 67 & 67 shares, respectively	(1,992)	(1,992)	(1,992)
Total shareholders’ equity	670,218	652,485	649,356
Total liabilities and shareholders’ equity	$875,557	$838,247	$850,401

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

EARNINGS, COMPREHENSIVE EARNINGS AND RETAINED EARNINGS

(in thousands except per share amounts) (UNAUDITED)

	13 WEEKS ENDED
	Oct. 2, 2010 &	Oct. 3, 2009
Net product sales	$191,045	$183,408
Rental and royalty revenue	1,080	943

Total revenue	192,125	184,351

Product cost of goods sold	129,021	117,707
Rental and royalty cost	274	218

Total costs	129,295	117,925

Product gross margin	62,024	65,701
Rental and royalty gross margin	806	725

Total gross margin	62,830	66,426

Selling, marketing and administrative expenses	31,242	30,877

Earnings from operations	31,588	35,549

Other income, net	4,618	3,083

Earnings before income taxes	36,206	38,632
Provision for income taxes	8,855	11,385
Net earnings	27,351	27,247

Other comprehensive income, before tax:

Foreign currency translation adjustments	183	(112)

Unrealized gains (losses) on securities	(2,322)	1

Unrealized gains on derivatives	3,545	1,062

Other comprehensive income before tax	1,406	951

Income tax expense related to items of other comprehensive income	(388)	(521)

Other comprehensive income, net of tax	1,018	430

Comprehensive earnings	$28,369	$27,677

Retained earnings at beginning of period	$107,671	$120,018
Net earnings	27,351	27,247
Cash dividends	(4,548)	(4,455)

Retained earnings at end of period	$130,474	$142,810

Net earnings per share	$0.48	$0.47
Dividends per share	$0.08	$0.08

Average number of shares outstanding	56,909	57,461

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

EARNINGS, COMPREHENSIVE EARNINGS AND RETAINED EARNINGS

(in thousands except per share amounts) (UNAUDITED)

	39 WEEKS ENDED
	Oct. 2, 2010 &	Oct. 3, 2009
Net product sales	$399,315	$385,274
Rental and royalty revenue	3,206	2,780

Total revenue	402,521	388,054

Product cost of goods sold	266,504	247,233
Rental and royalty cost	823	645

Total costs	267,327	247,878

Product gross margin	132,811	138,041
Rental and royalty gross margin	2,383	2,135

Total gross margin	135,194	140,176

Selling, marketing and administrative expenses	79,112	78,738

Earnings from operations	56,082	61,438

Other income, net	5,976	4,524

Earnings before income taxes	62,058	65,962
Provision for income taxes	17,151	20,057
Net earnings	44,907	45,905

Other comprehensive income, before tax:

Foreign currency translation adjustments	(402)	671

Unrealized gains (losses) on securities	(1,810)	72

Unrealized gains (losses) on derivatives	(994)	2,630

Other comprehensive income (loss), before tax	(3,206)	3,373

Income tax benefit (expense) related to items of other comprehensive income	1,432	(1,150)

Other comprehensive income (loss), net of tax	(1,774)	2,223

Comprehensive earnings	$43,133	$48,128

Retained earnings at beginning of period	$145,928	$142,872
Net earnings	44,907	45,905
Cash dividends	(13,556)	(13,338)
Stock dividends - 3%	(46,805)	(32,629)

Retained earnings at end of period	$130,474	$142,810

Net earnings per share	$0.79	$0.79
Dividends per share *	$0.24	$0.24

Average number of shares outstanding	57,108	57,863

*Does not include 3% stock dividend to shareholders of record on 3/09/10 and 3/10/09.

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars) (UNAUDITED)

	39 WEEKS ENDED
	Oct. 2, 2010 &	Oct. 3, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$44,907	$45,905
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	13,802	13,627
Amortization of marketable securities	367	240
Changes in operating assets and liabilities:
Accounts receivable	(62,889)	(63,965)
Other receivables	1,027	252
Inventories	(18,333)	(11,499)
Prepaid expenses and other assets	4,356	6,826
Accounts payable and accrued liabilities	15,389	9,203
Income taxes payable and deferred	4,289	7,242
Postretirement health care and life insurance benefits	1,163	1,102
Deferred compensation and other liabilities	1,388	1,925
Other	578	261

Net cash provided by operating activities	6,044	11,119

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,389)	(17,918)
Net purchases of trading securities	(2,699)	(1,438)
Purchase of available for sale securities	(5,283)	—
Sale and maturity of available for sale securities	4,503	9,542

Net cash used in investing activities	(12,868)	(9,814)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid in cash	(13,583)	(13,370)
Shares purchased and retired	(11,721)	(20,112)

Net cash used in financing activities	(25,304)	(33,482)

Decrease in cash and cash equivalents	(32,128)	(32,177)
Cash and cash equivalents-beginning of year	90,990	68,908

Cash and cash equivalents end of quarter	$58,862	$36,731

Supplemental cash flow information:
Income taxes paid, net	$12,581	$6,877
Interest paid	$129	$176
Stock dividend issued	$46,682	$32,538

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 2, 2010

(in thousands except per share amounts) (UNAUDITED)

Note 1 – Significant Accounting Policies

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

Results of operations for the period ended October 2, 2010 are not necessarily indicative of results to be expected for the year to end December 31, 2010 because of the seasonal nature of the Company’s operations.  Historically, the third quarter has been the Company’s largest sales quarter due to Halloween sales.

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

Note 2 – Average Shares Outstanding

Average shares outstanding for the nine months ended October 2, 2010 reflect stock purchases of 454 shares for $11,721 and a 3% stock dividend distributed on April 8, 2010. Average shares outstanding for the nine months ended October 3, 2009 reflect stock purchases of 912 shares for $20,112 and a 3% stock dividend distributed on April 9, 2009.

Note 3 – Income Taxes

The consolidated effective tax rates were 24.5% and 29.5% in third quarter 2010 and 2009, respectively, and 27.6% and 30.4% in nine months 2010 and 2009, respectively. The decreases in the effective tax rates in third quarter and nine months 2010 principally relate to the release of federal and state income tax reserves and the effects of statutory expirations.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions.  The Company remains subject to examination by U.S. federal and state and foreign tax authorities for the years 2007 through 2010.  With few exceptions, the Company is no longer subject to examinations by tax authorities for year 2006 and prior.

Note 4 – Fair Value Measurements

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

As of October 2, 2010, December 31, 2009 and October 3, 2009, the Company held certain financial assets that are required to be measured at fair value on a recurring basis. These included derivative hedging instruments related to the purchase of certain raw materials, investments in trading securities and available for sale securities, including auction rate securities (ARS).  The Company’s available for sale and trading securities principally consist of municipal bonds and mutual funds that are publicly traded.

The following table presents information about the Company’s financial assets and liabilities measured at fair value as of October 2, 2010, December 31, 2009 and October 3, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Estimated Fair Value October 2, 2010
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and equivalents	$58,862	$58,862	$—	$—
Auction rate security	5,960	—	—	5,960
Available-for-sale securities excluding ARS	27,203	—	27,203	—
Net derivatives contracts	2,953	2,953	—	—
Trading securities	36,158	36,158	—	—
Total assets measured at fair value	$131,136	$97,973	$27,203	$5,960

	Estimated Fair Value December 31, 2009
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and equivalents	$90,990	$90,990	$—	$—
Auction rate security	7,710	—	—	7,710
Available-for-sale securities excluding ARS	26,851	—	26,851	—
Net derivatives contracts	5,360	5,360	—	—
Trading securities	32,238	32,238	—	—
Total assets measured at fair value	$163,149	$128,588	$26,851	$7,710

	Estimated Fair Value October 3, 2009
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and equivalents	$36,731	$36,731	$—	$—
Auction rate security	8,410	—	—	8,410
Available-for-sale securities excluding ARS	23,652	—	23,652	—
Net derivatives contracts	2,978	2,978	—	—
Trading securities	30,426	30,426	—	—
Total assets measured at fair value	$102,197	$70,135	$23,652	$8,410

As of October 2, 2010, the Company’s long term investments include Jefferson County Alabama Sewer Revenue Refunding Warrants, an auction rate security, reported at a fair value of $5,960, after reflecting a $5,140 other than temporary impairment and a $2,450 temporary, as defined, decline in market value against its $13,550 par value.  In 2008, this ARS was determined to be other than temporarily impaired due to the duration and severity of the decline in fair value.  The Company estimated the fair value of this ARS utilizing a valuation model with Level 3 inputs.  This valuation model considered, among other items, the credit risk of the collateral underlying the ARS, the credit risk of the bond insurer, interest rates, current market trades and the amount and timing of expected future cash flows including the Company’s assumption about the market expectation of the next successful auction.  See also the Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding Jefferson County ARS.

The Company classified this ARS as non-current and has included it in long term investments on the Condensed Consolidated Statements of Financial Position because the Company believes that the current condition of the ARS market may take more than twelve months to improve.

The following table presents additional information about the Company’s financial instruments (all ARS) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at October 2, 2010 and October October 3, 2009:

	2010	2009
Balance at January 1	$7,710	$8,410
Unrealized loss in other comprehensive loss	(1,750)	—
Balance at Oct. 2 and Oct. 3, respectively	$5,960	$8,410

Note 5 – Derivative Instruments and Hedging Activities

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

The following table summarizes the Company’s outstanding derivative contracts and their effects on its Condensed Consolidated Statements of Financial Position at October 2, 2010, October 3, 2009 and December 31, 2009:

	October 2, 2010
	Notional
	Amounts	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign currency forward contracts	$3,572	$820	$—
Commodity futures contracts	4,941	647	—
Commodity option contracts	10,344	1,849	(350)
Total derivatives designated as hedges		3,316	(350)
Derivatives not designated as hedging instruments:
Commodity option contracts	462	—	(13)
Total derivatives not designated as hedges		—	(13)
Total derivatives		$3,316	$(363)

	December 31, 2009
	Notional
	Amounts	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign currency forward contracts	$17,772	$3,674	$—
Commodity futures contracts		—	—
Commodity option contracts		—	—
Total derivatives designated as hedges		3,674	—
Derivatives not designated as hedging instruments:
Commodity option contracts	12,708	1,896	(210)
Total derivatives not designated as hedges		1,896	(210)
Total derivatives		$5,570	$(210)

	October 3, 2009
	Notional
	Amounts	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign currency forward contracts	$17,772	$2,978	$—
Commodity futures contracts		—	—
Commodity option contracts		—	—
Total derivatives designated as hedges		2,978	—
Derivatives not designated as hedging instruments:
Commodity option contracts	—	—	—
Total derivatives not designated as hedges		—	—
Total derivatives		$2,978	$—

Derivative assets are recorded in other receivables and derivative liabilities are recorded in accrued liabilities.

The effects of derivative instruments on the Company’s Condensed Consolidated Statement of Earnings, Comprehensive Earnings and Retained Earnings for 13 and 39 weeks ended October 2, 2010 and October 3, 2009 are as follows:

	For 13 Weeks Ended October 2, 2010
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain(Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$323	$875	$—
Commodity futures contracts	1,532	62	—
Commodity option contracts	2,596	(30)	—

Total	$4,451	$907	$—

For 13 Weeks Ended October 3, 2009
Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$1,574	$511	$—
Commodity futures contracts	—	—	—
Commodity option contracts	—	—	—

Total	$1,574	$511	$—

	For 39 Weeks Ended October 2, 2010
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain(Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$344	$3,200	$—
Commodity futures contracts	248	(399)	—
Commodity option contracts	856	(357)	—

Total	$1,448	$2,444	$—

	For 39 Weeks Ended October 3, 2009
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$3,658	$989	$—
Commodity futures contracts	(12)	26	—
Commodity option contracts	—	—	—

Total	$3,646	$1,015	$—

During the 13 and 39 weeks ended October 3, 2010, the Company recognized gains of $172 and losses of $1,616 in earnings, respectively, related to mark-to-market accounting for certain commodity option contracts.

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

Net product sales were $191,045 in third quarter 2010 compared to $183,408 in third quarter 2009, an increase of $7,637 or 4.2%.  Nine months 2010 net product sales were $399,315 compared to $385,274 in nine months 2009, an increase of $14,041 or 3.6%. Third quarter and nine months 2010 net product sales principally benefited from effective marketing and sales programs, including pre-Halloween sales programs.

Product cost of goods sold were $129,021 in third quarter 2010 compared to $117,707 in third quarter 2009, and nine months 2010 product cost of goods sold were $266,504 compared to $247,233 in nine months 2009.  Product cost of goods sold in third quarter and nine months 2010 reflect an increase of $60 and a decrease of $364, respectively, in deferred compensation expense compared to the corresponding periods in the prior year.  These changes principally result from the increase or decrease in the market value of investments in trading securities relating to compensation deferred in previous years and are not reflective of current operating results.  Adjusting for the aforementioned changes in deferred compensation expense, product cost of goods sold increased from $117,242 in third quarter 2009 to $128,496 in third quarter 2010, an increase of $11,254 or 9.6%, and increased from $246,583 in nine months 2009 to $266,218 in nine months 2010, an increase of $19,635 or 8.0%.  As a percentage of net product sales, this adjusted product cost of goods sold increased from 63.9% in third quarter 2009 to 67.3% in third quarter 2010, an increase of 3.4% as a percent of sales, and from 64.0% in nine months 2009 to 66.7% in nine months 2010, an increase of 2.7% as a percent of sales.  These unfavorable increases principally reflect higher ingredient unit costs primarily relating to sugar and cocoa.  The Company expects its ingredient costs, including sugar and cocoa, to continue to be significantly higher throughout the balance of 2010 compared to 2009.  The Company also expects its aggregate ingredient unit costs to increase further during 2011.

Selling, marketing and administrative expenses were $31,242 in third quarter 2010 compared to $30,877 in third quarter 2009, and nine months 2010 selling, marketing and administrative expenses were $79,112 compared to $78,738 in nine months 2009. Selling, marketing and administrative expenses in third quarter and nine months 2010 reflect an increase of $240 and a decrease of $1,403, respectively, in deferred compensation expense compared to the corresponding periods in the prior year. These changes principally result from the increase or decrease in the market value of investments in trading securities relating to compensation deferred in previous years and are not reflective of current operating results.  Adjusting for the aforementioned changes in deferred compensation expense, selling, marketing and administrative expenses increased from $29,235 in third quarter 2009 to $29,360 in third quarter 2010, an increase of $125 or 0.4%, and increased from $76,400 in nine months 2009 to $78,177 in nine months 2010, an increase of $1,777 or 2.3%.  As a percentage of net product sales, adjusted selling, marketing and administrative expenses decreased from 15.9% in third quarter 2009 to 15.4% in third quarter 2010, a decrease of 0.5% as a percent of sales, and decreased from 19.8% in nine months 2009 to 19.6% in nine months 2010, a decrease of 0.2% as a percent of sales.  Selling marketing and administrative expenses for both the third quarter and nine months 2010 periods generally reflect higher freight, delivery and warehousing and distribution expenses, however, they also reflect lower incentive compensation awards. Freight, delivery and warehousing and distribution expenses as a percent of net product sales increased from 6.2% in third quarter 2009 to 6.3% in third quarter 2010, and from 7.6% in nine months 2009 to 8.0% in nine months 2010. These increases are primarily due to higher energy costs including increased freight fuel surcharges relating to customer deliveries.

Earnings from operations were $31,588 in third quarter 2010 compared to $35,549 in third quarter 2009, and were $56,082 in nine months 2010 compared to $61,438 in nine months 2009. Earnings from operations include changes in deferred compensation liabilities relating to corresponding changes in the market value of trading securities that hedge these liabilities as discussed above.  Adjusting for the aforementioned, operating earnings were $33,995 and $37,656 in third quarter 2010 and 2009, respectively, a decrease of $3,661 or 9.7%; and operating earnings were $57,303 and $64,426 in nine months 2010 and 2009, respectively, a decrease of $7,123 or 11.1%. As a percentage of net product sales, these adjusted operating earnings were 17.8% and 20.5% in third quarter 2010 and 2009, respectively, a decrease of 2.7% as a percentage of net product sales; and these adjusted operating earnings were 14.4% and 16.7% in nine months 2010 and 2009, respectively, a decrease of 2.3% as a percentage of net product sales. The above discussed decreases principally reflect the adverse impact of higher ingredient costs, primarily sugar and cocoa, as well as higher freight, distribution and warehousing expenses as discussed above.  Management believes that the discussion and presentation above in this and in the preceding two paragraphs of amounts and percentages adjusted for deferred compensation expense provide additional insight of the underlying operations of the Company for the quarter and nine months ended October 2, 2010 as compared to the quarter and nine months ended October 3, 2009.

Other income (expense), net, was $4,618 in third quarter 2010 compared to $3,083 in third quarter 2009, an increase of $1,535.  Other income (expense), net, was $5,976 in nine months 2010 compared to $4,524 in nine months 2009, an increase of $1,452.  The third quarter increase principally reflects a $300 favorable net increase in the fair value of trading securities investments used to hedge deferred compensation liabilities and a $1,373 favorable net gain in foreign exchange transactions.  The nine months increase principally reflects a $3,326 favorable net gain in foreign exchange transactions which was partially offset by a $1,767 unfavorable net decrease in the fair value of trading securities investments used to hedge deferred compensation liabilities.  The income on such trading securities was $2,407 and $2,107 in third quarter 2010 and 2009, respectively, and $1,221 and $2,988 in nine months 2010 and 2009, respectively.  This income was substantially offset by a like amount of expense in aggregate product cost of goods sold and selling, marketing, and administrative expenses in the respective periods as discussed above.  The third quarter and nine months 2010 and 2009 income relating to trading securities principally reflect market appreciation in the equity markets in the respective periods.

The consolidated effective tax rates were 24.5% and 29.5% in third quarter 2010 and 2009, respectively, and 27.6% and 30.4% in nine months 2010 and 2009, respectively. The decreases in the effective tax rates in third quarter and nine months 2010 principally relate to the release of federal and state income tax reserves and the effects of statutory expirations.

Net earnings were $27,351 in third quarter 2010 compared to $27,247 in third quarter 2009, and earnings per share were $0.48 and $0.47 in third quarter 2010 and third quarter 2009, respectively, an increase of $.01 or 2.1%.  Nine months 2010 net earnings were $44,907 compared to nine months 2009 net earnings of $45,905 and net earnings per share were $0.79 in both nine months 2010 and 2009.  Earnings per share for third quarter and nine months 2010 did benefit from the reduction in average shares outstanding resulting from Common Stock purchases in the open market by the Company.  Average shares outstanding decreased from 57,461 in third quarter 2009 to 56,909 in third quarter 2010, and from 57,863 in nine months 2009 to 57,108 in nine months 2010.

Goodwill and intangibles are assessed annually as of December 31 or whenever events or circumstances indicate that the carrying values may not be recoverable from future cash flows.  The Company has not ascertained any triggering events, as defined, or other adverse information that would indicate a material impairment of its goodwill or intangibles in third quarter or nine months 2010.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows provided by operating activities were $6,044 and $11,119 in nine months 2010 and 2009, respectively.  The $5,075 decrease in cash flows provided by operating activities from nine months 2009 to nine months 2010 principally reflect changes in inventories, prepaid expenses and other assets and income taxes payable.

Net cash used in investing activities was $12,868 in nine months 2010 compared to $9,814 in nine months 2009.  Cash flows from investing activities reflect capital expenditures of $9,389 and $17,918 in nine months 2010 and nine months 2009, respectively.  Nine months 2010 and 2009 capital additions include $1,087 and $1,746, respectively, relating to computer systems and related implementation.  Capital expenditures for the 2010 year are anticipated to be generally in line with historical annualized spending, and are to be funded from the Company’s cash flow from operations and internal sources.

The Company had no bank borrowing or repayments in third quarter 2010 or 2009, and had no outstanding bank borrowings as of the end of third quarter 2010 or third quarter 2009.

Financing activities include Common Stock purchases and retirements of $11,721 and $20,112 in nine months 2010 and nine months 2009, respectively.  Cash dividends of $13,583 and $13,370 were paid in nine months 2010 and nine months 2009, respectively.  The increase in cash dividends each year reflects the annual 3% stock dividend issued in each of these years less the effects of Company Common Stock purchases and retirements.

The Company’s current ratio (current assets divided by current liabilities) was 3.3 to 1 as of the end of third quarter 2010 as compared to 3.8 to 1 as of the end of fourth quarter 2009 and 2.9 to 1 as of the end of third quarter 2009. Net working capital was $177,484 as of the end of third quarter 2010 as compared to $155,812 and $147,117 as of the end of fourth quarter 2009 and third quarter 2009, respectively.

The aforementioned net working capital amounts are principally reflected in aggregate cash and cash equivalents and short-term investments which totaled $67,703 as of the end of third quarter 2010 compared to $99,653 and $49,545 as of the end of fourth quarter 2009 and third quarter 2009, respectively.

In addition, long term investments, principally debt securities comprising municipal bonds, were $60,480 (including $5,960 of Jefferson County auction rate securities (ARS) discussed below) as of the end of third quarter 2010, as compared to $58,136 and $49,674 as of the end of fourth quarter 2009 and third quarter 2009, respectively.  Aggregate cash and cash equivalents and short and long-term investments were $128,183, $157,789, $99,219, for third quarter 2010, fourth quarter 2009 and third quarter 2009, respectively.  Investments in municipal bonds and other debt securities that matured during third quarters 2010 and 2009 were generally used to purchase the Company’s Common Stock or were replaced with debt securities of similar maturities.

During 2008, the Company contributed $16,050 to a VEBA trust to fund the estimated future costs of certain employee health, welfare and other benefits.  The Company used the funds, as well as investment income in this VEBA trust, to pay the actual cost of such benefits during 2009 and 2010 and will continue to do so through 2011.  As of the end of third quarter 2010, the VEBA trust holds $10,882 of aggregate cash, cash equivalents and investments; this asset value is included in prepaid expenses in the Company’s current and other assets.

As of the end of third quarter 2010 and 2009, the Company’s long-term investments include $5,960 and $8,410 ($13,550 original cost), respectively, of Jefferson County Alabama Sewer Revenue Refunding Warrants, originally purchased with an insurance-backed AAA rating.  This is an auction rate security (ARS) that is classified as an available for sale security.  Due to adverse events related to Jefferson County and its bond insurance carrier, Financial Guaranty Insurance Company (FGIC), as well as events in the credit markets, the auctions for this ARS failed throughout 2008, 2009 and nine months 2010 (and subsequent to nine months 2010).  As such, the Company continues to estimate the fair value of this ARS utilizing a valuation model with Level 3 inputs, as defined by guidance.  This valuation model considered, among others items, the credit risk of the collateral underlying the ARS, the credit risk of the bond insurer, interest rates, and the amount and timing of expected future cash flows including assumptions about the market expectation of the next successful auction or possible negotiated settlement between the County and debt holders.

During the fourth quarter of 2008, the Company determined that the market decline in fair value of its Jefferson County ARS became other-than-temporarily impaired, as defined, and recorded a pre-tax impairment of $5,140.  As of December 31, 2009, the Company concluded that an additional decline in the market value was temporary because it was not related to further credit impairment and recorded this $700 of additional decline in the market value as a charge to accumulated other comprehensive loss.

During third quarter 2010, a receiver was appointed by a judge to operate the Jefferson County (includes Birmingham, Alabama) sewer district, and the County made an offer to restructure these warrants and other debts which would effectively result in a 50% loss to the existing debt holders. To the best of the Company’s knowledge, neither the appointed receiver nor any representative of the debt holders, FGIC (the insurer), or other creditors, responded to the County’s offer.  As of the end of third quarter 2010, the Company further evaluated its Jefferson County ARS investment and concluded that a temporary decline had occurred and recorded a $1,750 decrease in the market value as a charge to accumulated other comprehensive loss. While Jefferson County has made a settlement offer near 50% of the face value of its debt, the Company believes that it is reasonable to assume that the debt holders will counteroffer at a higher value and that FGIC may provide some additional level of relief.  Notwithstanding, the Company continues to receive all contractual interest payments on its ARS on a timely basis, there has been no default, it is insured by FGIC and the Company has the intent and ability to hold this ARS until recovery of its adjusted cost basis.

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

RISK FACTORS

The Company’s operations and financial results are subject to a number of risks and uncertainties that could adversely affect the Company’s operating results and financial condition.  Significant risk factors, without limitation, that could impact the Company include the following: (i) significant competitive activity, including advertising, promotional and price competition, and changes in consumer demand for the Company’s products; (ii) fluctuations in the cost, which are expected to be significantly higher in 2010 compared to 2009, of various ingredients, including sugar and cocoa, and the availability of such ingredients and packaging materials; (iii) inherent risks in the marketplace, including uncertainties about trade and consumer acceptance and significant seasonal events such as Halloween; (iv) the effect of acquisitions on the Company’s results of operations and financial condition; (v) the effect of changes in foreign currencies on the Company’s foreign subsidiaries operating results, and the effect of the fluctuation of the Canadian dollar on products manufactured in Canada and marketed and sold in the United States in U.S. dollars; (vi) the Company’s reliance on third party vendors for various goods and services; (vii)the Company’s ability to successfully implement new automated production processes and lines, and new computer systems including the Company’s next phase of its supply chain and manufacturing system; (viii) the effect of changes in assumptions, including discount rates, sales growth and profit margins and the capability to pass along higher ingredient and other input costs through price increases, relating to the Company’s impairment testing and analysis of its goodwill and trademarks; (ix) changes in the confectionery marketplace including actions taken by major retailers and customers; (x) customer, consumer and competitor response to marketing programs and price and product weight adjustments, and new products; (xi) dependence on significant customers, including the volume and timing of their purchases, and availability of shelf space; (xii) increases in ingredient and energy costs, including freight and delivery, that cannot be passed along to customers through increased prices due to competitive reasons; (xiii) any significant labor stoppages, strikes or production interruptions; (xiv) changes in governmental laws and regulations including taxes and tariffs; (xv) the risk that the market value of Company’s investments could decline including being classified as “other-than-temporary” as defined; and (xvi) the potential effects of current and future macroeconomic conditions.  In addition, the Company’s results may be affected by other general factors, such as financial and securities’ market factors, political developments, currency exchange rates, interest and inflation rates, accounting standards, taxes, and laws and regulations affecting the Company in markets where it competes and those factors described in Part 1, Item 1A “Risk Factors” and elsewhere in the Company’s Annual Report on Form 10-K and in other Company filings, including quarterly reports on Form 10-Q, with the Securities and Exchange Commission.

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

Item 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, the Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of October 2, 2010 and, based on their evaluation,  the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended October 2,  2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

TOOTSIE ROLL INDUSTRIES, INC.

AND SUBSIDIARIES

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes purchases of the Company’s Common Stock during the 13 week period Ended October 2, 2010:

				Approximate Dollar
	(a) Total		Shares	Value of Shares that
	Number of	(b) Average	Purchased as Part of	May Yet Be Purchased
	Shares	Price Paid per	Publicly Announced Plans	Under the Plans
Period	Purchased	Share	Or Programs	or Programs

JUL 4 TO JUL 31	18,000	$23.51	NOT APPLICABLE	NOT APPLICABLE

AUG 1 TO AUG 28	—	—	NOT APPLICABLE	NOT APPLICABLE

AUG 29 TO OCT 2	52,037	24.34	NOT APPLICABLE	NOT APPLICABLE

TOTAL	70,037	$24.13	NOT APPLICABLE	NOT APPLICABLE

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

Exhibit 101.DEF - XBRL Taxonomy Extension Definition Linkbase Document.*

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