Form 10-Q
period 2011-04-02
TOOTSIE ROLL INDUSTRIES INC
filed 2011-05-11
CIK 98677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended APRIL 2, 2011

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (April 2, 2011).

Class	Outstanding

Common Stock, $.69 4/9 par value	37,086,924
Class B Common Stock, $.69 4/9 par value	21,050,936

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES

APRIL 2, 2011

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  See “ Forward-Looking Statements” under Part I — Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands of dollars) (UNAUDITED)

	April 2,	December 31,	April 3,
	2011	2010	2010
ASSETS
CURRENT ASSETS
Cash & cash equivalents	$84,908	$115,976	$76,444
Investments	9,555	7,996	8,608
Trade accounts receivable, less allowances of $1,824, $1,531 & $2,192	35,758	37,394	32,661
Other receivables	6,581	9,961	11,801
Inventories, at cost
Finished goods & work in process	47,236	36,935	46,559
Raw material & supplies	25,868	22,141	33,981
Prepaid expenses	5,585	6,499	7,499
Deferred income taxes	711	689	1,367

Total current assets	216,202	237,591	218,920

PROPERTY, PLANT & EQUIPMENT, at cost
Land	21,647	21,619	21,562
Buildings	102,981	102,934	102,379
Machinery & equipment	307,291	307,178	297,517
Construction in progress	12,607	9,243	10,085
	444,526	440,974	431,543
Less-accumulated depreciation	230,125	225,482	211,847
Net property, plant and equipment	214,401	215,492	219,696

OTHER ASSETS
Goodwill	73,237	73,237	73,237
Trademarks	175,024	175,024	175,024
Investments	84,239	64,461	62,020
Split dollar life insurance	74,441	74,441	74,642
Prepaid expenses	5,902	6,680	7,319
Investment in joint venture	4,530	4,254	4,448
Deferred income taxes	9,498	9,203	11,580
Total other assets	426,871	407,300	408,270
Total assets	$857,474	$860,383	$846,886

(The accompanying notes are an integral part of these statements.)

(in thousands except per share data) (UNAUDITED)

	April 2,	December 31,	April 3,
	2011	2010	2010
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$13,426	$9,791	$13,810
Dividends payable	122	4,529	123
Accrued liabilities	41,059	44,185	45,604
Income taxes payable	1,428	—	2,010
Total current liabilities	56,035	58,505	61,547

NONCURRENT LIABILITIES
Deferred income taxes	46,984	48,743	42,825
Postretirement health care and life insurance benefits	21,219	20,689	17,074
Industrial development bonds	7,500	7,500	7,500
Liability for uncertain tax positions	9,966	9,835	18,736
Deferred compensation and other liabilities	48,131	46,157	41,194
Total noncurrent liabilities	133,800	132,924	127,329

SHAREHOLDERS’ EQUITY
Common Stock, $.69-4/9 par value-120,000 shares authorized; 37,087, 36,057 & 36,858, respectively, issued	25,755	25,040	25,596
Class B Common Stock, $.69-4/9 par value-40,000 shares authorized; 21,051, 20,466 & 20,504, respectively, issued	14,619	14,212	14,239
Capital in excess of par value	549,264	505,495	527,081
Retained earnings	93,725	137,412	106,529
Accumulated other comprehensive loss	(13,732)	(11,213)	(13,443)
Treasury stock (at cost)-71, 69 & 69 shares, respectively	(1,992)	(1,992)	(1,992)
Total shareholders’ equity	667,639	668,954	658,010
Total liabilities and shareholders’ equity	$857,474	$860,383	$846,886

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

EARNINGS, COMPREHENSIVE EARNINGS AND RETAINED EARNINGS

(in thousands except per share amounts) (UNAUDITED)

	Quarter Ended
	April 2, 2011 &	April 3, 2010
Net product sales	$108,323	$103,244
Rental and royalty revenue	1,072	1,129

Total revenue	109,395	104,373

Product cost of goods sold	74,041	68,123
Rental and royalty cost	270	295

Total costs	74,311	68,418

Product gross margin	34,282	35,121
Rental and royalty gross margin	802	834

Total gross margin	35,084	35,955

Selling, marketing and administrative expenses	25,964	25,326

Earnings from operations	9,120	10,629

Other income, net	2,992	3,416

Earnings before income taxes	12,112	14,045
Provision for income taxes	4,112	4,841
Net earnings	8,000	9,204

Other comprehensive income, before tax:

Foreign currency translation adjustments	1,002	757

Unrealized gains (losses) on securities	(189)	239

Unrealized losses on derivatives	(5,253)	(3,282)

Other comprehensive loss before tax	(4,440)	(2,286)

Income tax benefit related to items of other comprehensive loss	1,921	1,241

Other comprehensive loss, net of tax	(2,519)	(1,045)

Comprehensive earnings	$5,481	$8,159

Retained earnings at beginning of period	$137,412	$148,582
Net earnings	8,000	9,204
Cash dividends	(4,512)	(4,452)
Stock dividends — 3%	(47,175)	(46,805)

Retained earnings at end of period	$93,725	$106,529

Net earnings per share	$0.14	$0.16
Dividends per share	$0.08	$0.08

Average number of shares outstanding	58,093	59,000

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars) (UNAUDITED)

	Quarter Ended
	April 2, 2011 &	April 3, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$8,000	$9,204
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	4,605	4,646
Amortization of marketable securities	169	111
Changes in operating assets and liabilities:
Accounts receivable	1,807	5,066
Other receivables	1,761	(6,686)
Inventories	(13,839)	(23,888)
Prepaid expenses and other assets	1,723	1,858
Accounts payable and accrued liabilities	455	7,684
Income taxes payable and deferred	(2,184)	1,877
Postretirement health care and life insurance benefits	530	400
Deferred compensation and other liabilities	456	23
Other	241	596

Net cash provided by operating activities	3,724	891

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,382)	(3,400)
Net purchases of trading securities	(2,544)	(2,174)
Purchase of available for sale securities	(17,718)	(347)
Sale and maturity of available for sale securities	55	105

Net cash used in investing activities	(23,589)	(5,816)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid in cash	(9,040)	(8,909)
Shares purchased and retired	(2,163)	(712)

Net cash used in financing activities	(11,203)	(9,621)

Decrease in cash and cash equivalents	(31,068)	(14,546)
Cash and cash equivalents at beginning of year	115,976	90,990

Cash and cash equivalents at end of quarter	$84,908	$76,444

Supplemental cash flow information:
Income taxes paid, net	$1,302	$687
Interest paid	$25	$34
Stock dividend issued	$47,054	$46,682

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 2, 2011

(in thousands except per share amounts) (UNAUDITED)

Note 1 — Significant Accounting Policies

General Information

Foregoing data has been prepared from the unaudited financial records of Tootsie Roll Industries, Inc. and Subsidiaries (the Company) and in the opinion of management all adjustments necessary for a fair statement of the results for the interim period have been reflected.  All adjustments were of a normal and recurring nature.  Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s 2010 Annual Report on Form 10-K.

Results of operations for the period ended April 2, 2011 are not necessarily indicative of results to be expected for the year to end December 31, 2011 because of the seasonal nature of the Company’s operations.  Historically, the third quarter has been the Company’s largest sales quarter due to Halloween sales.

Revision

During 2010, the Company identified certain liabilities for uncertain tax positions that should not have been recorded based on a reevaluation of the related facts. Management has concluded that the effects of the correcting adjustments were not material to the Company’s previously issued quarterly and annual financial statements. The Company has revised the previously issued financial statements in this quarterly report and will do so in future filings. The revised financial statements reflect an increase in retained earnings at the beginning of the year 2010 of $2,654. The revised financial statements also reflect a change to the provision for income tax expense which resulted in an increase in net earnings of $119 in the first quarter 2010.

Accounting Pronouncements

There were no accounting standards issued during the quarter that the Company believes would have a material impact on the financial statements.

Note 2 — Average Shares Outstanding

Average shares outstanding for the period ended April 2, 2011 reflect stock purchases of 75 shares for $2,163 and a 3% stock dividend distributed on April 7, 2011. Average shares outstanding for the period ended April 3, 2010 reflect stock purchases of 26 shares for $712 and a 3% stock dividend distributed on April 8, 2010.

Note 3 — Income Taxes

The consolidated effective tax rates were 33.9% and 34.5% in first quarter 2011 and 2010, respectively. The decrease in the effective tax rate in first quarter 2011 principally relates to lower uncertain tax positions.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions.  The Company remains subject to examination by U.S. federal and state authorities for the years 2007 through 2010.  Certain foreign jurisdictions are subject to examinations for the years 2004 through 2010.

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

As of April 2, 2011, December 31, 2010 and April 3, 2010, the Company held certain financial assets that are required to be measured at fair value on a recurring basis. These included derivative hedging instruments related to the purchase of certain raw materials, investments in trading securities and available for sale securities, including auction rate securities (ARS).  The Company’s available for sale and trading securities principally consist of municipal bonds and mutual funds that are publicly traded.

The following table presents information about the Company’s financial assets and liabilities measured at fair value as of April 2, 2011, December 31, 2010 and April 3, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Estimated Fair Value April 2, 2011
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and equivalents	$84,908	$84,908	$—	$—
ARS	6,775	—	—	6,775
Available-for-sale securities excluding ARS	44,483	—	44,483	—
Foreign currency forward contracts	600	600	—	—
Commodity futures contracts	373	373	—	—
Commodity options contracts	2,287	2,287	—	—
Trading securities	42,536	42,536	—	—
Total assets measured at fair value	$181,962	$130,704	$44,483	$6,775

	Estimated Fair Value December 31, 2010
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and equivalents	$115,976	$115,976	$—	$—
ARS	6,775	—	—	6,775
Available-for-sale securities excluding ARS	27,178	—	27,178	—
Foreign currency forward contracts	942	942	—	—
Commodity futures contracts	2,310	2,310	—	—
Commodity options contracts	5,369	5,369	—	—
Trading securities	38,504	38,504	—	—
Total assets measured at fair value	$197,054	$163,101	$27,178	$6,775

	Estimated Fair Value April 3, 2010
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and equivalents	$76,444	$76,444	$—	$—
ARS	8,010	—	—	8,010
Available-for-sale securities excluding ARS	26,920	—	26,920	—
Foreign currency forward contracts	3,039	3,039	—	—
Commodity futures contracts	(1,202)	(1,202)	—	—
Commodity options contracts	(2,185)	(2,185)	—	—
Trading securities	35,698	35,698	—	—
Total assets measured at fair value	$146,724	$111,794	$26,920	$8,010

As of April 2, 2011, the Company’s long term investments included an ARS, Jefferson County Alabama Sewer Revenue Refunding Warrants, reported at a fair value of $6,775, after reflecting a $5,140 other-than-temporary impairment and a $1,635 temporary decline in market value against its $13,550 par value.  In 2008, this ARS was determined to be other than temporarily impaired due to the duration and severity of the decline in fair value.  The Company estimated the fair value of this ARS utilizing a valuation model with Level 3 inputs. This valuation model considered, among other items, a limited number of market trades,  the credit risk of the collateral underlying the ARS, the credit risk of the bond insurer, interest rates and the amount and timing of expected future cash flows including the Company’s assumption about the market expectation of the next successful auction.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding Jefferson County ARS. The Company classified this ARS as non-current and has included it in long term investments on the Condensed Consolidated Statements of Financial Position at April 2, 2011, December 31, 2010 and April 3, 2010, because the Company believes that the current condition of the ARS market may take more than twelve months to improve.

The following table presents additional information about the Company’s financial instruments (all ARS) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at April 2, 2011 and April  3, 2010:

	2011	2010
Balance at January 1	$6,775	$7,710
Unrealized gain (loss) in other comprehensive loss	—	300
Balance at Apr. 2 and Apr. 3, respectively	$6,775	$8,010

The $7,500 carrying amount of the Company’s industrial revenue development bonds at April 2, 2011 and April 3, 2010 approximates its estimated fair value as the bonds have a floating interest rate.

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

Changes in the fair value of the Company’s cash flow hedges are recorded in accumulated other comprehensive loss, net of tax, and are reclassified to earnings in the periods in which earnings are affected by the hedged item. Substantially all amounts reported in accumulated other comprehensive loss for commodity derivatives are expected to be reclassified to cost of goods sold.  Substantially all amounts reported in accumulated other comprehensive loss for foreign currency derivatives are expected to be reclassified to other income, net.

The following table summarizes the Company’s outstanding derivative contracts and their effects on its Condensed Consolidated Statements of Financial Position at April 2, 2011, December  31, 2010 and April 3, 2010:

	April 2, 2011
	Notional
	Amounts	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign currency forward contracts	$1,986	$600	$—
Commodity futures contracts	12,545	438	(65)
Commodity option contracts	5,628	2,305	(15)
Total derivatives designated as hedges		3,343	(80)
Derivatives not designated as hedging instruments:
Commodity option contracts	1,680	—	(3)
Total derivatives not designated as hedges		—	(3)
Total derivatives		$3,343	$(83)

	December 31, 2010
	Notional
	Amounts	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign currency forward contracts	$3,572	$942	$—
Commodity futures contracts	4,407	2,310	—
Commodity option contracts	10,344	5,481	(112)
Total derivatives designated as hedges		8,733	(112)
Derivatives not designated as hedging instruments:
Commodity option contracts	—	—	—
Total derivatives not designated as hedges		—	—
Total derivatives		$8,733	$(112)

	April 3, 2010
	Notional
	Amounts	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign currency forward contracts	$12,255	$3,039	$—
Commodity futures contracts	5,931	—	(1,202)
Commodity option contracts	12,344	673	(1,790)
Total derivatives designated as hedges		3,712	(2,992)
Derivatives not designated as hedging instruments:
Commodity option contracts	7,496	4	(1,072)
Total derivatives not designated as hedges		4	(1,072)
Total derivatives		$3,716	$(4,064)

The effects of derivative instruments on the Company’s Condensed Consolidated Statement of Earnings, Comprehensive Earnings and Retained Earnings for the quarters ended April 2, 2011 and April 3, 2010 are as follows:

	For Quarter Ended April 2, 2011
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain(Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$108	$451	$—
Commodity futures contracts	2,242	4,178	—
Commodity option contracts	(3,209)	(235)	—

Total	$(859)	$4,394	$—

	For Quarter Ended April 3, 2010
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$611	$1,247	$—
Commodity futures contracts	(139)	1,063	—
Commodity option contracts	(1,444)	—	—

Total	$(972)	$2,310	$—

For the quarters ended April 2, 2011 and April 3, 2010, the Company recognized gains of $120 and losses of $2,522 in earnings, respectively, related to mark-to-market accounting for certain commodity option contracts.

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

Net product sales were $108,323 in first quarter 2011 compared to $103,244 in first quarter 2010, an increase of $5,079 or 4.9%.  First quarter 2011 net product sales benefited from effective marketing and sales programs and principally reflects organic growth in volume, including product line extensions.

Product cost of goods sold were $74,041 in first quarter 2011 compared to $68,123 in first quarter 2010.  Product cost of goods sold includes $335 and $280 of deferred compensation expense in first quarter 2011 and 2010, respectively, an increase of $55. Changes in deferred compensation expense principally result from the increase or decrease in the market value of investments in trading securities relating to compensation deferred in previous year and are not reflective of current operating results.  Adjusting for the aforementioned deferred compensation expense, product cost of goods sold increased from $67,843 in first quarter 2010 to $73,706 in first quarter 2011, an increase of $5,863 or 8.6%.  As a percentage of net product sales, this adjusted product cost of goods sold amount increased from 65.7% in first quarter 2010 to 68.0% in first quarter 2011, an increase of 2.3% as a percent of net product sales.  This unfavorable increase principally reflects higher ingredient unit costs.  The Company expects its ingredient costs to continue to be significantly higher throughout the balance of 2011 compared to 2010.

Selling, marketing and administrative expenses were $25,964 in first quarter 2011 compared to $25,326 in first quarter 2010. Selling, marketing and administrative expenses includes $1,152 and $1,006 of deferred compensation expense in first quarter 2011 and 2010, respectively, an increase of $146. As discussed above, these deferred compensation expenses are not reflective of current operating results.  Adjusting for the aforementioned deferred compensation expenses, selling, marketing and administrative expenses increased from $24,320 in first quarter 2010 to $24,812 in first quarter 2011, an increase of $492 or 2.0%.  Selling marketing and administrative expenses for the first quarter 2011 period reflects higher freight and delivery expenses, including higher freight fuel surcharges.  As a percentage of net product sales, adjusted selling, marketing and administrative expenses favorably decreased from 23.6% in first quarter 2010 to 22.9% in first quarter 2011, a decrease of 0.7% as a percent of net product sales.

Earnings from operations were $9,120 in first quarter 2011 compared to $10,629 in first quarter 2010. Earnings from operations include deferred compensation expenses relating to corresponding changes in the market value of trading securities that hedge these liabilities as discussed above.  Adjusting for the aforementioned, operating earnings were $10,607 and $11,915 in first quarter 2011 and 2010, respectively, a decrease of $1,308 or 11.0%.  As a percentage of net product sales, these adjusted operating earnings were 9.8% and 11.5% in first quarter 2011 and 2010, respectively, a decrease of 1.7% as a percentage of net product sales. The above discussed decreases in operating earnings principally reflect the adverse impact of higher ingredient costs, as well as higher freight and delivery expenses as discussed above.  Management believes that the discussion and presentation above in this and in the preceding two paragraphs of amounts and percentages adjusted for deferred compensation expense provide additional insight of the underlying operations of the Company for the comparative first quarter 2011 and 2010 periods.

Other income, net, was $2,992 in first quarter 2011 compared to $3,416 in first quarter 2010, a decrease of $424.  The first quarter decrease principally reflects a $201 favorable net increase in the fair value of trading securities investments used to hedge deferred compensation liabilities, a $230 favorable increase in an equity method investment and a $900 decrease in net foreign exchange gains over the comparative periods.  The income on such trading securities was $1,487 and $1,286 in first quarter 2011 and 2010, respectively.  This income was substantially offset by a like amount of expense in aggregate product cost of goods sold and selling, marketing, and administrative expenses in the respective periods as discussed above.  The first quarter 2011 and 2010 income relating to trading securities principally reflects market appreciation in the equity markets in the respective periods.

The consolidated effective tax rate was 33.9% and 34.5% in first quarter 2011 and 2010, respectively. The decrease in the effective tax rate in first quarter 2011 principally relates to lower uncertain tax positions.

For the aforementioned reasons, principally higher costs of goods sold, net earnings were $8,000 in first quarter 2011 compared to $9,204 in first quarter 2010, and earnings per share were $0.14 and $0.16 in first quarter 2011 and first quarter 2010, respectively, a decrease of $.02 or 12.5%.  Earnings per share for first quarter 2011 did benefit from the reduction in average shares outstanding resulting from Common Stock purchases in the open market by the Company.  Average shares outstanding decreased from 59,000 in first quarter 2010 to 58,083 in first quarter 2011.

Goodwill and intangibles are assessed annually as of December 31 or whenever events or circumstances indicate that the carrying values may not be recoverable from future cash flows.  The Company has not ascertained any triggering events, as defined, or other adverse information that would indicate a material impairment of its goodwill or intangibles in first quarter 2011.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows provided by operating activities were $3,724 and $891 in first quarter 2011 and 2010, respectively.  The $2,833 increase in cash flows provided by operating activities from first quarter 2010 to first quarter 2011 principally reflect changes in other receivables, inventories, and income taxes payable and deferred.

Net cash used in investing activities was $23,589 in first quarter 2011 compared to $5,816 in first quarter 2010.  Cash flows from investing activities reflect $17,718 and $347 relating to the purchase of available for sales securities during first quarter 2011 and 2010, respectively.  First quarter 2011 and first quarter 2010 also includes capital expenditures of $3,382 and $3,400, respectively.  These capital additions include $521 and $468, respectively, relating to computer systems and related implementation.  Capital expenditures for the 2011 year are anticipated to be generally in line with historical annualized spending, and are to be funded from the Company’s cash flow from operations and internal sources.

The Company had no bank borrowing or repayments in first quarter 2011 or 2010, and had no outstanding bank borrowings as of the end of first quarter 2011 or first quarter 2010.

Financing activities include Company Common Stock purchases and retirements of $2,163 and $712 in first quarter 2011 and 2010, respectively.  Cash dividends of $9,040 and $8,909 were paid in first quarter 2011 and 2010, respectively.  The increase in cash dividends each year reflects the effects of additional outstanding shares as a result of the annual 3% stock dividend issued in each of these years less the effects of Company Common Stock purchases and retirements.

The Company’s current ratio (current assets divided by current liabilities) was 3.9 to 1 as of the end of first quarter 2011 as compared to 4.1 to 1 as of the end of fourth quarter 2010 and 3.6 to 1 as of the end of first quarter 2010. Net working capital was $160,167 as of the end of first quarter 2011 as compared to $179,086 and $157,373 as of the end of fourth quarter 2010 and first quarter 2010, respectively. The aforementioned net working capital amounts are principally reflected in aggregate cash and cash equivalents and short-term investments which totaled $94,463 as of the end of first quarter 2011 compared to $123,972 and $85,052 as of the end of fourth quarter 2010 and first quarter 2010, respectively.

In addition, long term investments, principally debt securities comprising municipal bonds and trading securities, were $84,239 (including $6,775 of Jefferson County Auction Rate Securities (ARS) discussed below) as of the end of first quarter 2011, as compared to $64,461 and $62,020 as of the end of fourth quarter 2010 and first quarter 2010, respectively.  Aggregate cash and cash equivalents and short and long-term investments were $178,702, $188,433, $147,072, for first quarter 2011, fourth quarter 2010 and first quarter 2010, respectively. These investments include $42,536, $38,504, and $35,698 of trading securities relating to the Company’s economic hedge of its deferred compensation liabilities.  Investments in municipal bonds and other debt securities that matured during first quarters 2011 and 2010 were generally used to purchase the Company’s Common Stock or were replaced with debt securities of similar maturities.

During 2008, the Company contributed $16,050 to a VEBA trust to fund the estimated future costs of certain employee health, welfare and other benefits.  The Company used the funds, as well as investment income in this VEBA trust, to pay the actual cost of such benefits during 2010 and 2011 and will continue to do so through 2012.  As of the end of first quarter 2011, the VEBA trust holds $9,275 of aggregate cash, cash equivalents and investments; this asset value is included in prepaid expenses in the Company’s current and other assets.

As of the end of first quarter 2011 and 2010, the Company’s long-term investments include $6,775 and $8,010 ($13,550 original cost), respectively, of Jefferson County Alabama Sewer Revenue Refunding Warrants, originally purchased with an insurance-backed AAA rating.  This is an ARS that is classified as an available for sale security.  Due to adverse events related to Jefferson County and its bond insurance carrier, Financial Guaranty Insurance Company (FGIC), as well as events in the credit markets, the auctions for this ARS have failed since 2008. As such, the Company continues to estimate the fair value of this ARS utilizing a valuation model with Level 3 inputs, as defined by guidance.  This valuation model considered, among others items, a limited number of market trades, the credit risk of the collateral underlying the ARS, the credit risk of the bond insurer, interest rates, and the amount and timing of expected future cash flows including assumptions about the market expectation of the next successful auction or possible negotiated settlement between the County and debt holders.

As of the end of fourth quarter 2010, the Company evaluated its Jefferson County ARS investment and concluded that a temporary decline had occurred and recorded a $935 decrease in the market value as a charge to accumulated other comprehensive loss.

Evaluation at the end of first quarter 2011 concluded no further change in the market value of this ARS.  The Company continues to receive all contractual interest payments on its ARS on a timely basis, there has been no default, it is insured by FGIC and the Company has the intent and ability to hold this ARS until recovery of its adjusted cost basis.

ACCOUNTING PRONOUNCEMENTS

There were no accounting standards issued during the quarter that the Company believes would have a material impact on the financial statements.

RISK FACTORS

The Company’s operations and financial results are subject to a number of risks and uncertainties that could adversely affect the Company’s operating results and financial condition. Significant risk factors, without limitations that could impact the Company are the following: (i) significant competitive activity, including advertising, promotional and price competition, and changes in consumer demand for the Company’s products; (ii) fluctuations in the cost and availability of commodities and related ingredients, and packaging materials, and the ability to recover cost increases through product sales price increases; (iii) inherent risks in the marketplace, including uncertainties about trade and consumer acceptance of price increases and seasonal events such as Halloween; (iv) the effect of acquisitions on the Company’s results of operations and financial condition; (v) the effect of changes in foreign currencies on the Company’s foreign subsidiaries operating results, and the effect of the fluctuation of the Canadian dollar on products manufactured in Canada and marketed and sold in the United States in U.S. dollars; (vi) the Company’s reliance on third party vendors for various goods and services, including commodities used for ingredients that are primarily grown or sourced from foreign locations; (vii) the Company’s ability to successfully implement new production processes and lines, and new computer software systems; (viii) the effect of changes in assumptions, including discount rates, sales growth and profit margins and the capability to pass along higher ingredient and other input costs through price increases, relating to the Company’s impairment testing and analysis of its goodwill and trademarks; (ix) changes in the confectionery marketplace including actions taken by major retailers and customers; (x) customer, consumer and competitor response to marketing programs and price and product weight adjustments, and new products; (xi) dependence on significant customers, including the volume and timing of their purchases, and availability of shelf space; (xii) increases in energy costs, including freight and delivery, that cannot be passed along to customers through increased prices due to competitive reasons; (xiii) any significant labor stoppages, strikes or production interruptions; (xiv) changes in governmental laws and regulations including taxes and tariffs; (xv) the adverse effects should the Company either voluntarily or involuntarily recall its product(s) from the marketplace, (xvi) the risk that the market value of Company’s investments could decline including being classified as “other-than-temporary” as defined; and (xvii) the potential effects of current and future macroeconomic conditions.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to various market risks, including fluctuations in sugar, corn syrup, edible oils, including soybean oil, cocoa, dextrose, milk and whey, gum-base input ingredients, packaging  materials and fuel costs principally relating to freight and delivery fuel surcharges.  The Company is exposed to exchange rate fluctuations in the Canadian dollar which is the currency used for a portion of the raw material and packaging material costs and operating expenses at its Canadian plants.  The Company invests in securities with maturities or auction dates of up to three years, the majority of which are held to maturity, which limits the Company’s exposure to interest rate fluctuations.  There has been no material change in the Company’s market risks that would significantly affect the disclosures made in the Form 10-K for the year ended December 31, 2010.

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, the Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of April 2, 2011 and, based on their evaluation,  the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended April 2, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

TOOTSIE ROLL INDUSTRIES, INC.

AND SUBSIDIARIES

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes purchases of the Company’s Common Stock during the quarter ended April 2, 2011:

				Approximate Dollar
	(a) Total		Shares	Value of Shares that
	Number of	(b) Average	Purchased as Part of	May Yet Be Purchased
	Shares	Price Paid per	Publicly Announced Plans	Under the Plans
Period	Purchased	Share	Or Programs	or Programs

JAN 1 TO JAN 29	60,000	$29.23	NOT APPLICABLE	NOT APPLICABLE

JAN 30 TO FEB 26	—	—	NOT APPLICABLE	NOT APPLICABLE

FEB 27 TO APR 2	14,967	27.13	NOT APPLICABLE	NOT APPLICABLE

TOTAL	74,967	$28.81	NOT APPLICABLE	NOT APPLICABLE

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

TOOTSIE ROLL INDUSTRIES, INC.

Date:	May 11, 2011	BY:	/S/MELVIN J. GORDON
Melvin J. Gordon
Chairman and Chief Executive Officer

Date:	May 11, 2011	BY:	/S/G. HOWARD EMBER, JR.
G. Howard Ember, Jr.
Vice President Finance and Chief Financial Officer