Form 10-Q
period 2011-07-02
TOOTSIE ROLL INDUSTRIES INC
filed 2011-08-11
CIK 98677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JULY 2, 2011

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (July 2, 2011)

Class	Outstanding

Common Stock, $.69 4/9 par value	36,889,948
Class B Common Stock, $.69 4/9 par value	21,039,591

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES

JULY 2, 2011

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  See “Forward-Looking Statements” under Part I — Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands)

	July 2,	December 31,	July 3,
	2011	2010	2010
	(unaudited)		(unaudited)
ASSETS
CURRENT ASSETS
Cash & cash equivalents	$41,282	$115,976	$60,006
Investments	10,324	7,996	7,082
Trade accounts receivable,
Less allowances of $1,661, $1,531 & $1,879	26,862	37,394	23,566
Other receivables	7,043	9,961	7,471
Inventories, at cost
Finished goods & work in process	75,385	36,935	71,604
Raw material & supplies	31,308	22,141	34,055
Prepaid expenses	8,103	6,499	8,001
Deferred income taxes	682	689	1,367

Total current assets	200,989	237,591	213,152

PROPERTY, PLANT & EQUIPMENT, at cost

Land	21,659	21,619	21,570
Buildings	103,002	102,934	102,395
Machinery & equipment	307,325	307,178	297,919
Construction in progress	15,221	9,243	12,624
	447,207	440,974	434,508
Less-accumulated depreciation	234,714	225,482	216,129
Net property, plant and equipment	212,493	215,492	218,379

OTHER ASSETS

Goodwill	73,237	73,237	73,237
Trademarks	175,024	175,024	175,024
Investments	103,835	64,461	61,721
Split dollar life insurance	74,441	74,441	74,638
Prepaid expenses	5,034	6,680	6,444
Investment in joint venture	4,751	4,254	3,930
Deferred income taxes	9,106	9,203	11,580
Total other assets	445,428	407,300	406,574

Total assets	$858,910	$860,383	$838,105

(The accompanying notes are an integral part of these statements.)

(in thousands except per share data)

	July 2,	December 31,	July 3,
	2011	2010	2010
	(unaudited)		(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY CURRENT LIABILITIES
Accounts payable	$13,869	$9,791	$13,671
Dividends payable	4,635	4,529	4,560
Accrued liabilities	41,197	44,185	44,292
Total current liabilities	59,701	58,505	62,523

NONCURRENT LIABILITIES

Deferred income taxes	47,159	48,743	42,842
Postretirement health care and life insurance benefits	21,709	20,689	17,489
Industrial development bonds	7,500	7,500	7,500
Liability for uncertain tax positions	10,074	9,835	17,695
Deferred compensation and other liabilities	48,866	46,157	39,217
Total noncurrent liabilities	135,308	132,924	124,743

SHAREHOLDERS’ EQUITY

Common Stock, $.69-4/9 par value- 120,000 shares authorized; 36,890, 36,057 & 36,517, respectively, issued	25,618	25,040	25,358
Class B common stock, $.69-4/9 par value- 40,000 shares authorized; 21,040, 20,466 & 20,488, respectively, issued	14,611	14,212	14,228
Capital in excess of par value	543,503	505,495	518,013
Retained earnings	95,261	137,412	110,420
Accumulated other comprehensive loss	(13,100)	(11,213)	(15,188)
Treasury stock (at cost)- 71, 69 & 69 shares, respectively	(1,992)	(1,992)	(1,992)
Total shareholders’ equity	663,901	668,954	650,839
Total liabilities and shareholders’ equity	$858,910	$860,383	$838,105

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

EARNINGS, COMPREHENSIVE EARNINGS AND RETAINED EARNINGS

(in thousands except per share amounts)    (UNAUDITED)

	Quarter Ended
	July 2, 2011	July 3, 2010

Net product sales	$104,884	$105,026
Rental and royalty revenue	936	997

Total revenue	105,820	106,023

Product cost of goods sold	71,490	69,360
Rental and royalty cost	238	254

Total costs	71,728	69,614

Product gross margin	33,394	35,666
Rental and royalty gross margin	698	743

Total gross margin	34,092	36,409

Selling, marketing and administrative expenses	26,171	22,544

Earnings from operations	7,921	13,865

Other income (expense), net	1,001	(2,058)

Earnings before income taxes	8,922	11,807
Provision for income taxes	2,757	3,360
Net earnings	6,165	8,447

Other comprehensive income, before tax:

Foreign currency translation adjustments	448	(1,342)

Unrealized gains on securities	1,965	273

Reclassifications to earnings and changes in fair value of derivatives	(1,607)	(1,257)

Other comprehensive income (loss), before tax	806	(2,326)

Income tax benefit related to items of other comprehensive income	(175)	579

Other comprehensive income (loss), net of tax	631	(1,747)

Comprehensive earnings	$6,796	$6,700

Retained earnings at beginning of period	$93,725	$106,529
Net earnings	6,165	8,447
Cash dividends	(4,629)	(4,556)

Retained earnings at end of period	$95,261	$110,420

Net earnings per share	$0.11	$0.14
Dividends per share *	$0.08	$0.08

Average number of shares outstanding	58,012	58,792

*Does not include 3% stock dividend to shareholders of record on 3/8/11 and 3/9/10.

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

EARNINGS, COMPREHENSIVE EARNINGS AND RETAINED EARNINGS

(in thousands except per share amounts)     (UNAUDITED)

	Year to Date Ended
	July 2, 2011	July 3, 2010

Net product sales	$213,207	$208,270
Rental and royalty revenue	2,008	2,126

Total revenue	215,215	210,396

Product cost of goods sold	145,531	137,483
Rental and royalty cost	508	549

Total costs	146,039	138,032

Product gross margin	67,676	70,787
Rental and royalty gross margin	1,500	1,577

Total gross margin	69,176	72,364

Selling, marketing and administrative expenses	52,135	47,870

Earnings from operations	17,041	24,494

Other income, net	3,993	1,358

Earnings before income taxes	21,034	25,852
Provision for income taxes	6,869	8,201
Net earnings	14,165	17,651

Other comprehensive income, before tax:

Foreign currency translation adjustments	1,450	(585)

Unrealized gains on securities	1,776	512

Reclassifications to earnings and changes in fair value of derivatives	(6,860)	(4,539)

Other comprehensive loss, before tax	(3,634)	(4,612)

Income tax benefit related to items of other comprehensive income	1,747	1,820

Other comprehensive loss, net of tax	(1,887)	(2,792)

Comprehensive earnings	$12,278	$14,859

Retained earnings at beginning of period	$137,412	$148,582
Net earnings	14,165	17,651
Cash dividends	(9,141)	(9,008)
Stock dividends — 3%	(47,175)	(46,805)

Retained earnings at end of period	$95,261	$110,420

Net earnings per share	$0.24	$0.30
Dividends per share *	$0.16	$0.16

Average number of shares outstanding	58,050	58,884

*Does not include 3% stock dividend to shareholders of record on 3/8/11 and 3/9/10.

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)       (UNAUDITED)

	Year to Date Ended
	July 2, 2011	July 3, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings	$14,165	$17,651
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	9,255	9,184
(Gain) loss from equity method investment	(133)	139
Amortization of marketable securities	513	232
Changes in operating assets and liabilities:
Accounts receivable	10,765	13,989
Other receivables	710	(3,612)
Inventories	(47,319)	(49,183)
Prepaid expenses and other assets	84	2,201
Accounts payable and accrued liabilities	995	6,322
Income taxes payable and deferred	(4,078)	(645)
Postretirement health care and life insurance benefits	1,020	815
Deferred compensation and other liabilities	828	550
Other	385	120

Net cash used in operating activities	(12,810)	(2,237)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(6,067)	(6,781)
Net purchases of trading securities	(2,724)	(2,369)
Purchase of available for sale securities	(37,142)	(3,039)
Sale and maturity of available for sale securities	1,275	2,498

Net cash used in investing activities	(44,658)	(9,691)

CASH FLOWS FROM FINANCING ACTIVITIES:

Dividends paid in cash	(9,157)	(9,028)
Shares purchased and retired	(8,069)	(10,028)

Net cash used in financing activities	(17,226)	(19,056)

Decrease in cash and cash equivalents	(74,694)	(30,984)
Cash and cash equivalents at beginning of year	115,976	90,990

Cash and cash equivalents at end of quarter	$41,282	$60,006

Supplemental cash flow information:
Income taxes paid, net	$7,941	$8,470
Interest paid	$29	$41
Stock dividend issued	$47,053	$46,682

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 2, 2011

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

Results of operations for the period ended July 2, 2011 are not necessarily indicative of results to be expected for the year to end December 31, 2011 because of the seasonal nature of the Company’s operations.  Historically, the third quarter has been the Company’s largest sales quarter due to Halloween sales.

Revision

During 2010, the Company identified certain liabilities for uncertain tax positions that should not have been recorded based on a reevaluation of the related facts. Management has concluded that the effects of the correcting adjustments were not material to the Company’s previously issued quarterly and annual financial statements.  The Company has revised the previously issued financial statements in this quarterly report and will do so in future filings.  The revised financial statements reflect an increase in retained earnings at the beginning of the quarter and year 2010 of $2,773 and $2,654, respectively.  The revised financial statements also reflect changes to the provision for income tax expense which resulted in an increase (decrease) in net earnings of $(24) and $95, for the second quarter and year to date 2010, respectively.

Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS).”  ASU 2011-04 represents converged guidance between U.S. GAAP and IFRS resulting in common requirements for measuring fair value and for disclosing information about fair value measurements.  This new guidance will be effective for fiscal years beginning after December 15, 2011 and subsequent interim periods.  The Company is currently assessing the impact, if any, on the consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 requires us to present components of other comprehensive income and of net income in one continuous statement of comprehensive income, or in two separate, but consecutive statements.  The option to report other comprehensive income within the statement of equity has been removed.  This new presentation of comprehensive income will be effective for fiscal years beginning after December 15, 2011 and subsequent interim periods.

Note 2 — Average Shares Outstanding

Average shares outstanding for the first half ended July 2, 2011 reflect stock purchases of 283 shares for $8,069 and a 3% stock dividend distributed on April 7, 2011. Average shares outstanding for the first half ended July 3, 2010 reflect stock purchases of 384 shares for $10,028 and a 3% stock dividend distributed on April 8, 2010.

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

As of July 2, 2011, December 31, 2010 and July 3, 2010, the Company held certain financial assets that are required to be measured at fair value on a recurring basis.  These included derivative hedging instruments related to the purchase of certain raw materials, investments in trading securities and available for sale securities, including auction rate securities (ARS).  The Company’s available for sale and trading securities principally consist of municipal bonds and mutual funds that are publicly traded.

The following table presents information about the Company’s financial assets and liabilities measured at fair value as of July 2, 2011, December 31, 2010 and July 3, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Estimated Fair Value July 2, 2011
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$41,282	$41,282	$—	$—
ARS	8,130	—	—	8,130
Available-for-sale securities excluding ARS	62,953	—	62,953	—
Foreign currency forward contracts	368	368	—	—
Commodity futures contracts	573	573	—	—
Commodity options contracts	565	565	—	—
Trading securities	43,076	43,076	—	—
Total assets measured at fair value	$156,947	$85,864	$62,953	$8,130

	Estimated Fair Value December 31, 2010
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$115,976	$115,976	$—	$—
ARS	6,775	—	—	6,775
Available-for-sale securities excluding ARS	27,178	—	27,178	—
Foreign currency forward contracts	942	942	—	—
Commodity futures contracts	2,310	2,310	—	—
Commodity options contracts	5,369	5,369	—	—
Trading securities	38,504	38,504	—	—
Total assets measured at fair value	$197,054	$163,101	$27,178	$6,775

	Estimated Fair Value July 3, 2010
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$60,006	$60,006	$—	$—
ARS	8,279	—	—	8,279
Available-for-sale securities excluding ARS	27,102	—	27,102	—
Foreign currency forward contracts	1,371	1,371	—	—
Commodity futures contracts	(823)	(823)	—	—
Commodity options contracts	(1,339)	(1,339)	—	—
Trading securities	33,422	33,422	—	—
Total assets measured at fair value	$128,018	$92,637	$27,102	$8,279

As of July 2, 2011, the Company’s long term investments included an ARS, Jefferson County Alabama Sewer Revenue Refunding Warrants, reported at a fair value of $8,130, after reflecting a $5,140 other than temporary impairment and a $280 temporary decline in market value against its $13,550 par value.  In 2008, this ARS was determined to be other than temporarily impaired due to the duration and severity of the decline in fair value.  The Company estimated the fair value of this ARS utilizing a valuation model with Level 3 inputs.  This valuation model considered, among other items, a limited number of market trades, the credit risk of the collateral underlying the ARS, the credit risk of the bond insurer, interest rates and the amount and timing of expected future cash flows including the Company’s assumption about the market expectation of the next successful auction.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding Jefferson County ARS.  The Company classified this ARS as non-current and has included it in long term investments on the Condensed Consolidated Statements of Financial Position at July 2, 2011, December 31, 2010 and July 3, 2010 because the Company believes that the current condition of the ARS market may take more than twelve months to improve.

The following table presents additional information about the Company’s financial instruments (all ARS) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at July 2, 2011 and July 3, 2010:

	2011	2010

Balance at January 1	$6,775	$7,710
Unrealized gain in other comprehensive loss	1,355	569

Balance at July 2 and July 3, respectively	$8,130	$8,279

The $7,500 carrying amount of the Company’s industrial revenue development bonds at July 2, 2011 and July 3, 2010 approximates its estimated fair value as the bonds have a floating interest rate.

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

The following table summarizes the Company’s outstanding derivative contracts and their effects on its Condensed Consolidated Statements of Financial Position at July 2, 2011, December 31, 2010 and July 3, 2010:

	July 2, 2011
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$1,192	$368	$—
Commodity futures contracts	7,773	615	(42)
Commodity option contracts	1,160	566	(1)
Total derivatives designated as hedges		1,549	(43)
Derivatives not designated as hedging instruments:
Commodity option contracts	370	—	—
Total derivatives not designated as hedges		—	—
Total derivatives		$1,549	$(43)

	December 31, 2010
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$3,572	$942	$—
Commodity futures contracts	4,407	2,310	—
Commodity option contracts	10,344	5,481	(112)
Total derivatives designated as hedges		8,733	(112)
Derivatives not designated as hedging instruments:
Commodity option contracts		—	—
Total derivatives not designated as hedges		—	—
Total derivatives		$8,733	$(112)

	July 3, 2010
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$7,520	$1,371	$—
Commodity futures contracts	5,033	—	(823)
Commodity option contracts	11,607	581	(1,680)
Total derivatives designated as hedges		1,952	(2,503)
Derivatives not designated as hedging instruments:
Commodity option contracts	3,313	—	(240)
Total derivatives not designated as hedges		—	(240)
Total derivatives		$1,952	$(2,743)

The effects of derivative instruments on the Company’s Condensed Consolidated Statement of Earnings, Comprehensive Earnings and Retained Earnings for quarter and year to date ended July 2, 2011 and July 3, 2010 are as follows:

	For Quarter Ended July 2, 2011
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain(Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$12	$244	$—
Commodity futures contracts	1,615	1,415	—
Commodity option contracts	(1,627)	(52)	—

Total	$—	$1,607	$—

	For Quarter Ended July 3, 2010
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$(590)	$1,077	$—
Commodity futures contracts	(1,145)	(1,523)	—
Commodity option contracts	(295)	(327)	—

Total	$(2,030)	$(773)	$—

	For Year to Date Ended July 2, 2011
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain(Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$121	$695	$—
Commodity futures contracts	3,856	5,593	—
Commodity option contracts	(4,836)	(287)	—

Total	$(859)	$6,001	$—

	For Year to Date Ended July 3, 2010
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$21	$2,325	$—
Commodity futures contracts	(1,283)	(461)	—
Commodity option contracts	(1,740)	(327)	—

Total	$(3,002)	$1,537	$—

During the quarters and years to date ended July 2, 2011 and July 3, 2010, the Company recognized earnings/(losses) of $(105) and $16, and $822 and $(1,788) respectively, related to mark-to-market accounting for certain commodity option contracts.

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

Net product sales were $104,884 in second quarter 2011 compared to $105,026 in second quarter 2010, a decrease of $142 or 0.1%.  First half 2011 net product sales were $213,207 compared to $208,270 in first half 2010, an increase of $4,937 or 2.4%. Second quarter 2011 net product sales were adversely affected by the timing of certain customer sales. First half 2011 sales, which were 2.4% greater than first half 2010 sales, benefited from effective marketing and sales programs and principally reflect organic growth in volume, including product line extensions.

Product cost of goods sold were $71,490 in second quarter 2011 compared to $69,360 in second quarter 2010, and first half 2011 product cost of goods sold were $145,531 compared to $137,483.  Product cost of goods sold in second quarter and first half 2011 reflect increases of $601 and $656, respectively, in deferred compensation expense compared to the corresponding periods in the prior year. These increases principally result from changes in the market value of investments in trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Adjusting for the aforementioned changes in deferred compensation expense, product cost of goods sold increased from $69,879 in second quarter 2010 to $71,408 in second quarter 2011, an increase of $1,529 or 2.2%, and increased from $137,722 in first half 2010 to $145,114 in first half 2011, an increase of $7,392 or 5.4%.  As a percentage of net product sales, adjusted product cost of goods sold increased from 66.5% in second quarter 2010 to 68.1% in second quarter 2011, an increase of 1.6% as a percent of sales, and from 66.1% in first half 2010 to 68.1% in first half 2011, an increase of 2.0% as a percent of sales.  These unfavorable increases principally reflect significantly higher ingredient unit costs, with higher costs for packaging materials also contributing to increased product cost of good sold.  The Company expects its ingredient costs to continue at these significantly higher levels throughout 2011 in comparison to 2010.  Although the Company is in the process of implementing price increases because of higher input costs, a substantial portion of such price increases will not become effective until fourth quarter 2011.

Selling, marketing and administrative expenses were $26,171 in second quarter 2010 compared to $22,544 in second quarter 2010, and first half 2011 and 2010 selling, marketing and administrative expenses were $52,135 and $47,870, respectively. Selling, marketing and administrative expenses in second quarter and first half 2010 reflect increases of $2,233 and $2,379, respectively, in deferred compensation expense compared to the corresponding periods in the prior year. These increases principally result from changes in the market value of investments in trading securities relating to compensation deferred in previous years and are not reflective of current operating results.  Adjusting for the aforementioned changes in deferred compensation expense, selling,  marketing and administrative expenses increased from $24,497 in second quarter 2010 to $25,891 in second quarter 2011, an increase of $1,394 or 5.7%, and increased from $48,817 in first half 2010 to $50,703 in first half 2011, an increase of $1,886 or 3.9%.  As a percentage of net product sales, adjusted selling, marketing and administrative expenses increased from 23.3% in second quarter 2010 to 24.7% in second quarter 2011, an increase of 1.4% as a percent of sales, and increased from 23.4% in first half 2010 to 23.8% in first half 2011, an increase of 0.4% as a percent of sales.  Selling marketing and administrative expenses reflect higher distribution expenses, principally increased freight and delivery expenses including higher fuel surcharges, relating to customer deliveries.  Freight, delivery, warehousing and distribution expenses as a percent of net product sales increased from 10.0% in second quarter 2010 to 10.5% in second quarter 2011, and from 9.6% in first half 2010 to 10.0% in first half 2011.

Earnings from operations were $7,921 in second quarter 2011 compared to $13,865 in second quarter 2010, and were $17,041 in first half 2011 compared to $24,494 in first half 2010. Earnings from operations include the above discussed changes in deferred compensation liabilities relating to corresponding changes in the market value of trading securities that hedge these liabilities as discussed above.  Adjusting for the aforementioned as discussed above, operating earnings were $8,283 and $11,393 in second quarter 2011 and 2010, respectively, a decrease of $3,110 or 27.3%; and operating earnings were $18,890 and $23,308 in first half 2011 and 2010, respectively, a decrease of $4,418 or 19.0%. As a percentage of net product sales, these adjusted operating earnings were 7.9% and 10.8% in second quarter 2011 and 2010, respectively, a decrease of 2.9% as a percentage of net product sales; and operating earnings were 8.9% and 11.2% in first half 2011 and 2010, respectively, a decrease of 2.3% as a percentage of net product sales. The above discussed decreases principally reflect the adverse effects of higher ingredient costs as well as higher costs for packaging materials and freight and delivery expenses as discussed above.  Management believes the presentation in the preceding paragraphs relating to amounts adjusted for deferred compensation expense better reflect operating results for the quarter and first half ended July 2, 2011 as compared to the quarter and first half ended July 3, 2010 and, accordingly, provides additional insight of the underlying operations of the Company.

Other income (expense), net, was $1,001 in second quarter 2011 compared to $(2,058) in second quarter 2010, a favorable increase of $3,059.  Other income (expense), net, was $3,993 in first half 2011 compared to $1,358 in first half 2010, a favorable increase of $2,635.  The increase in second quarter principally reflects a $2,834 favorable net increase in the fair value of trading securities investments which are used as an economic hedge for deferred compensation liabilities.  The increase in first half Other income (expense), net principally reflects a $3,035 favorable net increase in the fair value of these trading securities which was offset by $571 unfavorable net decrease in foreign currency exchange transactions. The income (expense), on such trading securities was $362 and $(2,472) in second quarter 2011 and 2010, respectively, and $1,849 and $(1,186) in first half 2011 and 2010, respectively. Such income or (expense) was substantially offset by a like amount of (expense) or income in aggregate product cost of goods sold and selling, marketing, and administrative expenses in the respective periods as discussed above.  The income (expense) relating to trading securities in second quarter and first half 2011 and 2010, principally reflects market appreciation (depreciation) in the equity markets in the respective periods.

The consolidated effective tax rates were 30.9% and 28.5% in second quarter 2011 and 2010, respectively, and 32.7% and 31.7% in first half 2011 and 2010, respectively. The increase in the effective tax rate in second quarter and first half principally relates to higher state income taxes.

Net earnings were $6,165 in second quarter 2011 compared to $8,447 in second quarter 2010, and earnings per share were $0.11 and $0.14 in second quarter 2011 and second quarter 2010, respectively, a decrease of $0.03 per share or 21.4%.  First half 2011 net earnings were $14,165 compared to first half 2010 net earnings of $17,651, a $3,486 or 19.7% decrease.  First half net earnings per share were $0.24 in 2011 compared to $0.30 per share in first half 2010, a decrease of $0.06 per share or 20.0%.  Earnings per share for second quarter and first half 2011 did benefit from the reduction in average shares outstanding resulting from common stock purchases in the open market by the Company.  Average shares outstanding decreased from 58,792 in second quarter 2010 to 58,012 in second quarter 2011, and from 58,884 in first half 2010 to 58,050 in first half 2011.

Goodwill and intangibles are assessed annually as of December 31 or whenever events or circumstances indicate that the carrying values may not be recoverable from future cash flows.  The Company has not ascertained any triggering events, as defined, or other adverse information that would indicate a material impairment of its goodwill or intangibles in second quarter or first half 2011.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows used in operating activities were $12,810 and $2,237 in first half 2011 and 2010, respectively.  The $10,573 increase in cash flows used in operating activities from first half 2010 to first half 2011 reflects changes in other current assets and liabilities, principally other accounts receivable, and accounts payable and accrued liabilities, and income taxes payable.

Net cash used in investing activities was $44,658 in first half 2011 compared to $9,691 in first half 2010.  This increase of $34,967 consists primarily of $34,103 used to purchase available for sale securities. Cash flows from investing activities reflect capital expenditures of $6,067 and $6,781 in first half 2011 and first half 2010, respectively.  Capital expenditures for the 2011 year are anticipated to be generally in line with historical annualized spending, and are to be funded from the Company’s cash flow from operations and internal sources.

The Company had no bank borrowing or repayments in second quarter 2011 or 2010, and had no outstanding bank borrowings as of the end of second quarter 2011 or second quarter 2010.

Financing activities include Company Common Stock purchases and retirements of $8,069 and $10,028 in first half 2011 and first half 2010, respectively.  Cash dividends of $9,157 and $9,028 were paid in first half 2011 and first half 2010, respectively.  The increase in cash dividends each year reflects the annual 3% stock dividend issued in each of these years less the effects of Company Common Stock purchases and retirements.

The Company’s current ratio (current assets divided by current liabilities) was 3.4 to 1 as of the end of second quarter 2011 and as of the end of second quarter 2010 and 4.1 to 1 as of the end of fourth quarter 2010.  Net working capital was $141,288 as of the end of second quarter 2011 as compared to $179,086 and $150,629 as of the end of fourth and second quarters 2010, respectively.

The aforementioned net working capital amounts are principally reflected in aggregate cash and cash equivalents and short-term investments which totaled $51,606 as of the end of second quarter 2011 compared to $123,972 and $67,088 as of the end of fourth and second quarters 2010, respectively.  In addition, long term investments, principally debt securities comprising municipal bonds, were $103,835 (including $8,130 of Jefferson County auction rate securities (ARS) discussed below) as of the end of second quarter 2011, as compared to $64,461 and $61,721 as of the end of second and fourth quarters 2010, respectively.  Aggregate cash and cash equivalents and short and long-term investments were $155,441, $188,433, $128,809, as of the end of second quarter 2011, and as of the end of fourth and second quarters 2010, respectively. The aforementioned includes $43,076, $38,504, and $33,422 as of the end of the second quarter 2011, and fourth and second quarters 2010, respectively, relating to trading securities which are used as an economic hedge for the Company’s deferred compensation liabilities.  Investments in municipal bonds and other debt securities that matured during second quarters 2011 and 2010 were generally used to purchase the Company’s Common Stock or were replaced with debt securities of similar maturities.

During 2008, the Company contributed $16,050 to a VEBA trust to fund the estimated future costs of certain employee health, welfare and other benefits. The Company used the funds, as well as investment income in this VEBA trust, to pay the actual cost of such benefits during 2010 and 2011 and will continue to do so through 2012.  As of the end of second quarter 2011, the VEBA trust holds $8,390 of aggregate cash, cash equivalents and investments; this asset value is included in prepaid expenses in the Company’s current and other assets.

As of the end of second quarter 2011 and 2010, the Company’s long-term investments include $8,130 and $8,279 ($13,550 original cost), respectively, of Jefferson County Alabama Sewer Revenue Refunding Warrants, originally purchased with an insurance-backed AAA rating.  This is an ARS that is classified as an available for sale security.  Due to adverse events related to Jefferson County and its bond insurance carrier, Financial Guaranty Insurance Company (FGIC), as well as events in the credit markets, the auctions for this ARS have failed since 2008.  As such, the Company continues to estimate the fair value of this ARS utilizing a valuation model with Level 3 inputs, as defined by guidance.  This valuation model considered, among others items, a limited number of market trades, the credit risk of the collateral underlying the ARS, the credit risk of the bond insurer, interest rates, and the amount and timing of expected future cash flows including assumptions about the market expectation of the next successful auction or possible negotiated settlement between the County and debt holders.  The Company continues to receive all contractual interest payments on this ARS on a timely basis, there has been no default, it is insured by FGIC and the Company has the intent and ability to hold this ARS until recovery of its amortized cost basis. Representatives of Jefferson County and the bond holders are currently in negotiations to reach a settlement agreeable to the bondholders and the insurers, and if a settlement cannot be reached, the County is likely to pursue a bankruptcy filing. The Company is not currently able to predict the outcome of such negotiations and/or bankruptcy, or the amount and timing of net proceeds it may ultimately recover.

ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS).”  ASU 2011-04 represents converged guidance between U.S. GAAP and IFRS resulting in common requirements for measuring fair value and for disclosing information about fair value measurements.  This new guidance will be effective for fiscal years beginning after December 15, 2011 and subsequent interim periods.  The Company is currently assessing the impact, if any, on the consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 requires us to present components of other comprehensive income and of net income in one continuous statement of comprehensive income, or in two separate, but consecutive statements.  The option to report other comprehensive income within the statement of equity has been removed.  This new presentation of comprehensive income will be effective for fiscal years beginning after December 15, 2011 and subsequent interim periods.

RISK FACTORS

The Company’s operations and financial results are subject to a number of risks and uncertainties that could adversely affect the Company’s operating results and financial condition.  Significant risk factors, without limitation, that could impact the Company include the following: (i) significant competitive activity, including advertising, promotional and price competition, and changes in consumer demand for the Company’s products; (ii) increases in ingredients and other input costs, which are expected to be significantly higher in 2011 compared to 2010, as well as the uncertainty of long-term costs of major ingredients; (iii) effects on sales, including response from customers and the final consumers, relating to price increase and weight declines (indirect price increase) of products; (iv) the Company’s dependence on its enterprise resource planning computer system to manage its supply chain and customer deliveries;  (v) availability of ingredients and packaging materials; (vi) inherent risks in the marketplace, including uncertainties about trade and consumer acceptance and seasonal events such as Halloween; (vii) the effect of acquisitions on the Company’s results of operations and financial condition; (viii) the effect of changes in foreign currencies on the Company’s foreign subsidiaries operating results, and the effect of the fluctuation of the Canadian dollar on products manufactured in Canada and marketed and sold in the United States in U.S. dollars; (ix) the Company’s reliance on third party vendors for various goods and services; (x) the Company’s ability to successfully implement new production processes and lines; (xi) the effect of changes in assumptions, including discount rates, sales growth and profit margins and the capability to pass along higher ingredient and other input costs through price increases, relating to the Company’s impairment testing and analysis of its goodwill and trademarks; (xii) changes in the confectionery marketplace including actions taken by major retailers and customers; (xiii) customer, consumer and competitor response to marketing programs and price and product weight adjustments, and new products; (xiv) dependence on significant customers, including the volume and timing of their purchases, and availability of shelf space; (xv) increases in ingredient and energy costs, including freight and delivery, that cannot be fully passed along to customers through increased prices due to competitive reasons; (xvi) any significant labor stoppages, strikes or production interruptions; (xvii) changes in governmental laws and regulations including taxes and tariffs; (xviii) the risk that the market value of Company’s cash equivalents or investments, including municipal bonds, could decline in value, including being impaired and classified as an “other-than-temporary” impairment as defined; and (xix) the potential effects of current and future macroeconomic conditions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to various market risks, including fluctuations in sugar, corn syrup, edible oils, including soybean oil, cocoa, dextrose, milk and whey, and gum-base input ingredients and packaging and fuel costs principally relating to freight and delivery fuel surcharges.  The Company is exposed to exchange rate fluctuations in the Canadian dollar which is the currency used for a portion of the raw material and packaging material costs and operating expenses at its Canadian plants.  The Company invests in securities with maturities or auction dates of up to three years, the majority of which are held to maturity, which limits the Company’s exposure to interest rate fluctuations.  There has been no material change in the Company’s market risks that would significantly affect the disclosures made in the Form 10-K for the year ended December 31, 2010.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, the Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of July 2, 2011 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended July 2, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

TOOTSIE ROLL INDUSTRIES, INC.

AND SUBSIDIARIES

ITEM 2.                             UNREGEISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes purchases of the Company’s Common Stock during the quarter ended July 2, 2011:

				Approximate Dollar
	(a) Total		Shares	Value of Shares that
	Number of	(b) Average	Purchased as Part of	May Yet Be Purchased
	Shares	Price Paid per	Publicly Announced Plans	Under the Plans
Period	Purchased	Share	Or Programs	or Programs

APR 3 TO APR 30	—	$—	NOT APPLICABLE	NOT APPLICABLE

MAY 1 TO MAY 28	10,000	28.51	NOT APPLICABLE	NOT APPLICABLE

MAY 29 TO JUL 2	198,321	28.30	NOT APPLICABLE	NOT APPLICABLE

TOTAL	208,321	$28.31	NOT APPLICABLE	NOT APPLICABLE

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

Exhibit 101.DEF - XBRL Taxonomy Extension Definition Linkbase Document*

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

TOOTSIE ROLL INDUSTRIES, INC.

Date:	August 11, 2011	BY:	/S/MELVIN J. GORDON
Melvin J. Gordon
Chairman and Chief
Executive Officer

Date:	August 11, 2011	BY:	/S/G. HOWARD EMBER, JR.
G. Howard Ember, Jr.
Vice President Finance and
Chief Financial Officer