Form 10-Q
period 2011-10-01
TOOTSIE ROLL INDUSTRIES INC
filed 2011-11-10
CIK 98677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2011

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (October 1, 2011).

Class	Outstanding

Common Stock, $.69 4/9 par value	36,807,153
Class B Common Stock, $.69 4/9 par value	21,032,365

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES

OCTOBER 1, 2011

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  See “Forward-Looking Statements” under Part I — Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands)

	October 1, 2011	December 31, 2010	October 2, 2010
	(Unaudited)		(Unaudited)
ASSETS
CURRENT ASSETS
Cash & cash equivalents	$25,690	$115,976	$58,862
Investments	9,440	7,996	8,841
Trade accounts receivable,
Less allowances of $2,621, $1,531 & $2,949	96,743	37,394	100,602
Other receivables	4,386	9,961	4,999
Inventories, at cost
Finished goods & work in process	52,174	36,935	43,835
Raw material & supplies	30,835	22,141	31,061
Prepaid expenses	4,516	6,499	4,780
Deferred income taxes	621	689	1,237

Total current assets	224,405	237,591	254,217

PROPERTY, PLANT & EQUIPMENT, at cost

Land	21,542	21,619	21,605
Buildings	102,798	102,934	102,419
Machinery & equipment	305,582	307,178	298,102
Construction in progress	21,831	9,243	15,237
	451,753	440,974	437,363
Less-accumulated depreciation	238,395	225,482	220,923
Net property, plant and equipment	213,358	215,492	216,440

OTHER ASSETS

Goodwill	73,237	73,237	73,237
Trademarks	175,024	175,024	175,024
Investments	98,523	64,461	60,480
Split dollar life insurance	74,429	74,441	74,627
Prepaid expenses	4,029	6,680	7,534
Investment in joint venture	4,325	4,254	3,522
Deferred income taxes	8,291	9,203	10,476
Total other assets	437,858	407,300	404,900

Total assets	$875,621	$860,383	$875,557

(The accompanying notes are an integral part of these statements.)

(in thousands except per share data)

	October 1, 2011	December 31, 2010	October 2, 2010
	(Unaudited)		(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY CURRENT LIABILITIES
Accounts payable	$17,421	$9,791	$17,553
Dividends payable	4,627	4,529	4,554
Accrued liabilities	47,773	44,185	49,552
Income taxes payable	3,661	—	5,074
Total current liabilities	73,482	58,505	76,733

NONCURRENT LIABILITIES

Deferred income taxes	46,560	48,743	42,734
Postretirement health care and life insurance benefits	22,256	20,689	17,837
Industrial development bonds	7,500	7,500	7,500
Liability for uncertain tax positions	9,560	9,835	16,183
Deferred compensation and other liabilities	45,110	46,157	42,470
Total noncurrent liabilities	130,986	132,924	126,724

SHAREHOLDERS’ EQUITY

Common Stock, $.69-4/9 par value- 120,000 shares authorized; 36,807, 36,057 & 36,459, respectively, issued	25,560	25,040	25,319
Class B common stock, $.69-4/9 par value- 40,000 shares authorized; 21,032, 20,466 & 20,476, respectively, issued	14,606	14,212	14,219
Capital in excess of par value	541,362	505,495	516,369
Retained earnings	108,977	137,412	132,356
Accumulated other comprehensive loss	(17,360)	(11,213)	(14,171)
Treasury stock (at cost)- 71, 69 & 69 shares, respectively	(1,992)	(1,992)	(1,992)
Total shareholders’ equity	671,153	668,954	672,100
Total liabilities and shareholders’ equity	$875,621	$860,383	$875,557

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

EARNINGS, COMPREHENSIVE EARNINGS AND RETAINED EARNINGS

(in thousands except per share amounts)    (UNAUDITED)

	Quarter Ended
	October 1, 2011	October 2, 2010

Net product sales	$186,784	$191,045
Rental and royalty revenue	1,072	1,080

Total revenue	187,856	192,125

Product cost of goods sold	133,041	129,021
Rental and royalty cost	264	274

Total costs	133,305	129,295

Product gross margin	53,743	62,024
Rental and royalty gross margin	808	806

Total gross margin	54,551	62,830

Selling, marketing and administrative expenses	25,425	31,242

Earnings from operations	29,126	31,588

Other income (expense), net	(3,777)	4,618

Earnings before income taxes	25,349	36,206
Provision for income taxes	7,011	9,722
Net earnings	18,338	26,484

Other comprehensive income (loss):

Foreign currency translation adjustments	(3,554)	183

Unrealized losses on securities	(68)	(2,322)

Unrealized gains on derivatives	314	4,451

Reclassification of realized gains on derivatives to net earnings	(1,551)	(906)

Other comprehensive income (loss), before tax	(4,859)	1,406

Income tax (expense) benefit related to items of other comprehensive income	599	(388)

Other comprehensive income (loss), net of tax	(4,260)	1,018

Comprehensive earnings	$14,078	$27,502

Retained earnings at beginning of period	$95,261	$110,420
Net earnings	18,338	26,484
Cash dividends	(4,622)	(4,548)

Retained earnings at end of period	$108,977	$132,356

Net earnings per share	$0.32	$0.45
Dividends per share *	$0.08	$0.08

Average number of shares outstanding	57,822	58,596

*Does not include 3% stock dividend to shareholders of record on 3/8/11 and 3/9/10.

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

EARNINGS, COMPREHENSIVE EARNINGS AND RETAINED EARNINGS

(in thousands except per share amounts)    (UNAUDITED)

	Year to Date Ended
	October 1, 2011	October 2, 2010

Net product sales	$399,991	$399,315
Rental and royalty revenue	3,080	3,206

Total revenue	403,071	402,521

Product cost of goods sold	278,572	266,504
Rental and royalty cost	772	823

Total costs	279,344	267,327

Product gross margin	121,419	132,811
Rental and royalty gross margin	2,308	2,383

Total gross margin	123,727	135,194

Selling, marketing and administrative expenses	77,560	79,112

Earnings from operations	46,167	56,082

Other income, net	216	5,976

Earnings before income taxes	46,383	62,058
Provision for income taxes	13,880	17,923
Net earnings	32,503	44,135

Other comprehensive income (loss):

Foreign currency translation adjustments	(2,104)	(402)

Unrealized gains (losses) on securities	1,708	(1,810)

Unrealized gains (losses) on derivatives	(545)	1,449

Reclassification of gains on derivatives to net earnings	(7,552)	(2,443)

Other comprehensive loss, before tax	(8,493)	(3,206)

Income tax benefit related to items of other comprehensive income	2,346	1,432

Other comprehensive loss, net of tax	(6,147)	(1,774)

Comprehensive earnings	$26,356	$42,361

Retained earnings at beginning of period	$137,412	$148,582
Net earnings	32,503	44,135
Cash dividends	(13,763)	(13,556)
Stock dividends — 3%	(47,175)	(46,805)

Retained earnings at end of period	$108,977	$132,356

Net earnings per share	$0.56	$0.75
Dividends per share *	$0.24	$0.24

Average number of shares outstanding	57,978	58,795

*Does not include 3% stock dividend to shareholders of record on 3/8/11 and 3/9/10.

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)    (UNAUDITED)

	Year to Date Ended
	October 1, 2011	October 2, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings	$32,503	$44,135
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	14,465	13,802
(Gain) loss from equity method investment	(24)	372
Amortization of marketable securities	893	367
Changes in operating assets and liabilities:
Accounts receivable	(60,001)	(62,889)
Other receivables	2,692	1,027
Inventories	(24,544)	(18,333)
Prepaid expenses and other assets	4,571	4,356
Accounts payable and accrued liabilities	11,609	15,389
Income taxes payable and deferred	(809)	5,061
Postretirement health care and life insurance benefits	1,567	1,163
Deferred compensation and other liabilities	1,447	1,388
Other	(789)	206

Net cash from (used in) operating activities	(16,420)	6,044

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(12,677)	(9,389)
Net purchases of trading securities	(2,967)	(2,699)
Purchase of available for sale securities	(38,722)	(5,283)
Sale and maturity of available for sale securities	4,559	4,503

Net cash used in investing activities	(49,807)	(12,868)

CASH FLOWS FROM FINANCING ACTIVITIES:

Dividends paid in cash	(13,788)	(13,583)
Shares purchased and retired	(10,271)	(11,721)

Net cash used in financing activities	(24,059)	(25,304)

Decrease in cash and cash equivalents	(90,286)	(32,128)
Cash and cash equivalents at beginning of year	115,976	90,990

Cash and cash equivalents at end of quarter	$25,690	$58,862

Supplemental cash flow information:
Income taxes paid, net	$9,385	$12,581
Interest paid	$33	$129
Stock dividend issued	$47,053	$46,682

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 1, 2011

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

Results of operations for the period ended October 1, 2011 are not necessarily indicative of results to be expected for the year to end December 31, 2011 because of the seasonal nature of the Company’s operations.  Historically, the third quarter has been the Company’s largest sales quarter due to Halloween sales.

Revision

During 2010, the Company identified certain liabilities for uncertain tax positions that should not have been recorded based on a reevaluation of the related facts. Management has concluded that the effects of the correcting adjustments were not material to the Company’s previously issued quarterly and annual financial statements.  The Company has revised the previously issued financial statements in this quarterly report and will do so in future filings.  The revised financial statements reflect an increase in retained earnings at the beginning of the quarter and year 2010 of $2,749 and $2,654, respectively.  The revised financial statements also reflect changes to the provision for income tax expense which resulted in a decrease in net earnings for the third quarter and year to date 2010 of $867 and $772,  respectively.

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

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 requires us to present components of other comprehensive income and of net income in one continuous statement of comprehensive income or in two separate, but consecutive, statements.  The option to report other comprehensive income within the statement of equity has been removed.  This new presentation of comprehensive income will be effective for fiscal years beginning after December 15, 2011 and subsequent interim periods.

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-08, “Testing Goodwill for Impairment”.  The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary.  An entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test.  If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required.  The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company currently believes there will be no impact on its consolidated financial statements.

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-09, “Compensation-Retirement Benefits-Multiemployer Plans” which amends the guidance in ASC 715-80. The amendments in ASU 2011-09 provide additional disclosure requirements for entities which participate in multi-employer pension plans. The purpose of the new disclosures is to provide financial statement users with information about an employer’s level of participation in and the financial health of significant plans. The new disclosures are effective for annual periods ending after December 15, 2011. There will be no impact on the Company’s consolidated financial statements as the changes relate only to additional disclosures.

Note 2 — Average Shares Outstanding

Average shares outstanding for the nine months ended October 1, 2011 reflect stock purchases of 373 shares for $10,271 and a 3% stock dividend distributed on April 7, 2011. Average shares outstanding for the nine months ended October 2, 2010 reflect stock purchases of 454 shares for $11,721 and a 3% stock dividend distributed on April 8, 2010.

Note 3 — Income Taxes

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions.  The Company remains subject to examination by U.S. federal and state and foreign tax authorities for the years 2008 through 2010.  Certain foreign jurisdictions are subject to examinations for the years 2004 through 2010.

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

As of October 1, 2011, December 31, 2010 and October 2, 2010, the Company held certain financial assets that are required to be measured at fair value on a recurring basis.  These included derivative hedging instruments related to the purchase of certain raw materials, investments in trading securities and available for sale securities, including auction rate securities (ARS).  The Company’s available for sale and trading securities principally consist of municipal bonds and mutual funds that are publicly traded.

The following table presents information about the Company’s financial assets and liabilities measured at fair value as of October 1, 2011, December 31, 2010 and October 2, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Estimated Fair Value October 1, 2011
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$25,690	$25,690	$—	$—
ARS	8,130	—	—	8,130
Available-for-sale securities excluding ARS	60,802	—	60,802	—
Foreign currency forward contracts	(108)	—	(108)	—
Commodity futures contracts	345	345	—	—
Commodity options contracts	—	—	—	—
Trading securities	39,031	39,031	—	—
Total assets measured at fair value	$133,890	$65,066	$60,694	$8,130

	Estimated Fair Value December 31, 2010
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$115,976	$115,976	$—	$—
ARS	6,775	—	—	6,775
Available-for-sale securities excluding ARS	27,178	—	27,178	—
Foreign currency forward contracts	942	—	942	—
Commodity futures contracts	2,310	2,310	—	—
Commodity options contracts	5,369	5,369	—	—
Trading securities	38,504	38,504	—	—
Total assets measured at fair value	$197,054	$162,159	$28,120	$6,775

	Estimated Fair Value October 2, 2010
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$58,862	$58,862	$—	$—
ARS	5,960	—	—	5,960
Available-for-sale securities excluding ARS	27,203	—	27,203	—
Foreign currency forward contracts	820	—	820	—
Commodity futures contracts	647	647	—	—
Commodity options contracts	1,486	1,486	—	—
Trading securities	36,158	36,158	—	—
Total assets measured at fair value	$131,136	$97,153	$28,023	$5,960

As of October 1, 2011, the Company’s long term investments included an ARS, Jefferson County Alabama Sewer Revenue Refunding Warrants, reported at a fair value of $8,130 after reflecting a $5,140 other than temporary impairment and a $280 temporary decline in market value against its $13,550 par value.  In 2008, this ARS was determined to be other than temporarily impaired due to the duration and severity of the decline in fair value.  The Company estimated the fair value of this ARS utilizing a valuation model with Level 3 inputs.  This valuation model considered, among other items, a limited number of market trades, the credit risk of the collateral underlying the ARS, the credit risk of the bond insurer, interest rates and the amount and timing of expected future cash flows including the Company’s assumption about the market expectation of the next successful auction.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding Jefferson County ARS.  The Company classified this ARS as non-current and has included it in long term investments on the Condensed Consolidated Statements of Financial Position at October 1, 2011, December 31, 2010 and October 2, 2010 because the Company believes that the current condition of the ARS market may take more than twelve months to improve.

The following table presents additional information about the Company’s financial instruments (all ARS) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at October 1, 2011 and October 2, 2010:

	2011	2010

Balance at January 1	$6,775	$7,710
Unrealized gain (loss) in other comprehensive loss	1,355	(1,750)

Balance at October 1 and October 2, respectively	$8,130	$5,960

The $7,500 carrying amount of the Company’s industrial revenue development bonds at October 1, 2011 and October 2, 2010 approximates its estimated fair value as the bonds have a floating interest rate.

Note 5 — Derivative Instruments and Hedging Activities

From time to time, the Company uses derivative instruments, including foreign currency forward contracts, commodity futures contracts and commodity option contracts  to manage its exposures to foreign exchange and commodity prices. Commodity futures contracts and most commodity option contracts are intended and effective as hedges of market price risks associated with the anticipated purchase of certain raw materials (primarily sugar).  Foreign currency forward contracts are intended and effective as hedges of the Company’s exposure to the variability of cash flows, primarily related to the foreign exchange rate changes of products manufactured in Canada and sold in the United States, and periodic equipment purchases from foreign suppliers denominated in a foreign currency.  The Company does not engage in trading or other speculative use of derivative instruments.

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

The following table summarizes the Company’s outstanding derivative contracts and their effects on its Condensed Consolidated Statements of Financial Position at October 1, 2011, December 31, 2010 and October 2, 2010:

	October 1, 2011
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$7,840	$—	$(108)
Commodity futures contracts	5,473	445	(100)
Commodity option contracts
Total derivatives designated as hedges		445	(208)
Derivatives not designated as hedging instruments:
Commodity option contracts		—	—
Total derivatives not designated as hedges		—	—
Total derivatives		$445	$(208)

	December 31, 2010
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$3,572	$942	$—
Commodity futures contracts	4,407	2,310	—
Commodity option contracts	10,344	5,481	(112)
Total derivatives designated as hedges		8,733	(112)
Derivatives not designated as hedging instruments:
Commodity option contracts		—	—
Total derivatives not designated as hedges		—	—
Total derivatives		$8,733	$(112)

	October 2, 2010
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$3,572	$820	$—
Commodity futures contracts	4,941	647	—
Commodity option contracts	10,344	1,849	(350)
Total derivatives designated as hedges		3,316	(350)
Derivatives not designated as hedging instruments:
Commodity option contracts	462	—	(13)
Total derivatives not designated as hedges		—	(13)
Total derivatives		$3,316	$(363)

The effects of derivative instruments on the Company’s Condensed Consolidated Statement of Earnings, Comprehensive Earnings and Retained Earnings for quarter and year to date ended October 1, 2011 and October 2, 2010 are as follows:

	For Quarter Ended October 1, 2011
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain(Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$(116)	$359	$—
Commodity futures contracts	982	1,210	—
Commodity option contracts	(552)	(18)	—

Total	$314	$1,551	$—

	For Quarter Ended October 2, 2010
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$323	$875	$—
Commodity futures contracts	1,532	61	—
Commodity option contracts	2,596	(30)	—

Total	$4,451	$906	$—

	For Year to Date Ended October 1, 2011
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain(Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$4	$1,054	$—
Commodity futures contracts	4,839	6,803	—
Commodity option contracts	(5,388)	(305)	—

Total	$(545)	$7,552	$—

	For Year to Date Ended October 2, 2010
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$344	$3,199	$—
Commodity futures contracts	249	(399)	—
Commodity option contracts	856	(357)	—

Total	$1,449	$2,443	$—

During the quarters and years to date ended October 1, 2011 and October 2, 2010, the Company recognized earnings/(losses) of $(16) and $0, and $172 and $(1,616) respectively, related to mark-to-market accounting for certain commodity option contracts.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in thousands except per share, percentage and ratio figures)

This financial review discusses the Company’s financial condition, results of operations, liquidity and capital resources, new accounting pronouncements and other matters.  It should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related footnotes.

Net product sales were $186,784 in third quarter 2011 compared to $191,045 in third quarter 2010, a decrease of $4,261 or 2.2%.  Nine months 2011 net product sales were $399,991 compared to $399,315 in nine months 2010, an increase of $676 or 0.2%.  Third quarter 2011 net product sales were adversely affected by the timing of certain customer sales in third and fourth quarter 2011.

Product cost of goods sold were $133,041 in third quarter 2011 compared to $129,021 in third quarter 2010, and nine months 2011 product cost of goods sold were $278,572 compared to $266,504 in nine months 2010.  Product cost of goods sold in third quarter and nine months 2011 reflect decreases of $1,439 and $783, respectively, in deferred compensation expense compared to the corresponding periods in the prior year.  These decreases principally result from changes in the market value of investments in trading securities relating to compensation deferred in previous years and are not reflective of current operating results.  Adjusting for the aforementioned changes in deferred compensation expense, product cost of goods sold increased from $128,496 in third quarter 2010 to $133,956 in third quarter 2011, an increase of $5,460 or 4.2%, and increased from $266,218 in nine months 2010 to $279,069 in nine months 2011, an increase of $12,851 or 4.8%.  As a percentage of net product sales, adjusted product cost of goods sold increased from 67.3% in third quarter 2010 to 71.7% in third quarter 2011, an increase of 4.4% as a percent of sales; and from 66.7% in nine months 2010 to 69.8% in nine months 2011, an increase of 3.1% as a percent of sales.  These unfavorable increases principally reflect significantly higher ingredient unit costs; however, higher costs for packaging materials and plant manufacturing operations also contributed to increased product cost of goods sold in both third quarter and nine months 2011 periods.  The Company expects its ingredient costs to continue at these significantly higher levels, in comparison to 2010, throughout the balance of 2011 and into 2012.  Although the Company is in the process of implementing price increases because of higher input costs, a substantial portion of such price increases did not become effective until fourth quarter 2011.

Selling, marketing and administrative expenses were $25,425 in third quarter 2011 compared to $31,242 in third quarter 2010, and nine months 2011 selling, marketing and administrative expenses were $77,560 compared to $79,112 in nine months 2010.  Selling, marketing and administrative expenses in third quarter and nine months 2011 reflect decreases of $5,256 and $2,877, respectively, in deferred compensation expense compared to the corresponding periods in the prior year.  These decreases principally result from changes in the market value of investments in trading securities relating to compensation deferred in previous years and are not reflective of current operating results.  Adjusting for the aforementioned changes in deferred compensation expense, selling, marketing and administrative expenses decreased from $29,360 in third quarter 2010 to $28,800 in third quarter 2011, a decrease of $560 or 1.9%, however, these expenses increased from $78,177 in nine months 2010 to $79,502 in nine months 2011, an increase of $1,325 or 1.7%.  As a percentage of net product sales, adjusted selling, marketing and administrative expenses were unchanged at 15.4% in third quarter 2010 and in third quarter 2011, and increased from 19.6% of sales in nine months 2010 to 19.9% in nine months 2011, an increase of 0.3% as a percent of sales.  Selling marketing and administrative expenses reflect higher distribution expenses, principally increased freight and delivery expenses including higher fuel surcharges, relating to customer deliveries.  Freight, delivery, warehousing and distribution expenses as a percent of net product sales increased from 6.3% in third quarter 2010 to 6.6% in third quarter 2011, and from 8.0% in nine months 2010 to 8.4% in nine months 2011.

Earnings from operations were $29,126 in third quarter 2011 compared to $31,588 in third quarter 2010, and were $46,167 in nine months 2011 compared to $56,082 in nine months 2010.  Earnings from operations include the above discussed changes in deferred compensation liabilities relating to corresponding changes in the market value of trading securities that hedge these liabilities as discussed above.  Adjusting for the aforementioned as discussed above, operating earnings were $24,838 and $33,995 in third quarter 2011 and 2010, respectively, a decrease of $9,157 or 26.9%, and operating earnings were $43,728 and $57,303 in nine months 2011 and 2010, respectively, a decrease of $13,575 or 23.7%.  As a percentage of net product sales, these adjusted operating earnings were 13.3% and 17.8% in third quarter 2011 and 2010, respectively, a decrease of 4.5% as a percentage of net product sales; and operating earnings were 10.9% and 14.4% in nine months 2011 and 2010, respectively, a decrease of 3.5% as a percentage of net product sales.  The above discussed decreases principally reflect the adverse effects of higher ingredient costs as well as higher costs for packaging materials, plant manufacturing operations, and freight and delivery expenses as discussed above.  Management believes the presentation in this and the preceding paragraphs relating to amounts adjusted for deferred compensation expense better reflects controllable costs affecting operating results for third quarter and nine months 2011 as compared to the corresponding prior year quarter and nine month periods and, accordingly, provides additional insight of the underlying operations of the Company.

Other income (expense), net, was $(3,777) in third quarter 2011 compared to $4,618 in third quarter 2010, an unfavorable decrease of $8,395. Other income (expense) for third quarter 2011 and 2010 includes a $(4,288) loss and a $2,407 gain, respectively, in trading securities, and a $300 and $2,200 gain, respectively, on foreign exchange.  Other income, net, was $216 in nine months 2011 compared to $5,976 in nine months 2010, an unfavorable decrease of $5,760.  Other income (expense) for nine months 2011 and 2010 includes a $(2,439) loss and a $1,221 gain, respectively, in trading securities, and a $1,600 and $4,100 gain, respectively, on foreign exchange.  These unfavorable changes relating to trading securities principally reflect declines in the fair value of trading securities investments which are used as an economic hedge for deferred compensation liabilities.  The gain (loss) relating to trading securities was substantially offset by a like amount of deferred compensation (expense) or income included in product cost of goods sold and selling, marketing, and administrative expenses in the respective periods as discussed above.  The gain (loss) relating to trading securities in third quarter and nine months 2011 and 2010, principally reflects market appreciation (depreciation) in the equity markets in the respective periods.

The consolidated effective tax rates were 27.7% and 26.9% in third quarter 2011 and 2010, respectively, and 29.9% and 28.9% in nine months 2011 and 2010, respectively. The increase in the effective tax rate in third quarter and nine months 2011 principally relates to higher state income taxes.

Net earnings were $18,338 in third quarter 2011 compared to $26,484 in third quarter 2010, and earnings per share were $0.32 and $0.45 in third quarter 2011 and third quarter 2010, respectively, a decrease of $0.13 per share or 28.9%.  Nine months 2011 net earnings were $32,503 compared to nine months 2010 net earnings of $44,135, an $11,632 or 26.4% decrease.  Nine months net earnings per share were $0.56 in 2011 compared to $0.75 per share in nine months 2010, a decrease of $0.19 per share or 25.3%.  Earnings per share for third quarter and nine months 2011 did benefit from the reduction in average shares outstanding resulting from Common Stock purchases in the open market by the Company.  Average shares outstanding decreased from 58,596 in third quarter 2010 to 57,822 in third quarter 2011, and from 58,795 in nine months 2010 to 57,978 in nine months 2011.

Goodwill and intangibles are assessed annually as of December 31 or whenever events or circumstances indicate that the carrying values may not be recoverable from future cash flows.  The Company has not ascertained any triggering events, as defined, or other adverse information that would indicate a material impairment of its goodwill or intangibles in third quarter or nine months 2011.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows from (used in) operating activities were $(16,420) and $6,044 in nine months 2011 and 2010, respectively.  The $22,464 increase in cash flows used in operating activities from nine month 2010 to nine months 2011 principally reflects changes in net earnings, other current assets and liabilities, principally inventories, accounts payable and accrued liabilities, and income taxes payable and deferred.

Net cash used in investing activities was $49,807 in nine months 2011 compared to $12,868 in nine months 2010.  This increase of $36,939 consists primarily of $33,439 used to purchase available for sale securities during nine months 2011. Cash flows used in investing activities reflect capital expenditures of $12,677 and $9,389 in nine months 2011 and nine months 2010, respectively.  Capital expenditures for the 2011 year are anticipated to be generally in line with historical annualized spending, and are to be funded from the Company’s cash flow from operations and internal sources.

The Company had no bank borrowing or repayments in third quarter 2011 or 2010, and had no outstanding bank borrowings as of the end of third quarter 2011 or third quarter 2010.

Financing activities include Company Common Stock purchases and retirements of $10,271 and $11,721 in nine months 2011 and nine months 2010, respectively.  Cash dividends of $13,788 and $13,583 were paid in nine months 2011 and nine months 2010, respectively.  The increase in cash dividends each year reflects the annual 3% stock dividend issued in each of these years less the effects of Company Common Stock purchases and retirements.

The Company’s current ratio (current assets divided by current liabilities) was 3.1 to 1 as of the end of third quarter 2011 as compared to 4.1 to 1 as of the end of fourth quarter 2010 and 3.3 to 1 as of the end of third quarter 2010.  Net working capital was $150,923 as of the end of third quarter 2011 as compared to $179,086 and $177,484 as of the end of fourth and third quarters 2010, respectively.

The aforementioned net working capital amounts are principally reflected in aggregate cash and cash equivalents and short-term investments which totaled $35,130 as of the end of third quarter 2011 compared to $123,972 and $67,703 as of the end of fourth and third quarters 2010, respectively.  In addition, long term investments, principally debt securities comprising municipal bonds, were $98,523 (including $8,130 of Jefferson County auction rate securities (ARS) discussed below) as of the end of third quarter 2011, as compared to $64,461 and $60,480 as of the end of fourth and third quarters 2010, respectively.  Aggregate cash and cash equivalents and short and long-term investments were $133,653, $188,433, $128,183, as of the end of third quarter 2011, and as of the end of fourth and third quarters 2010, respectively.  The aforementioned includes $39,031, $38,504, and $36,158 as of the end of the third quarter 2011, and fourth and third quarters 2010, respectively, relating to trading securities which are used as an economic hedge for the Company’s deferred compensation liabilities.  Investments in municipal bonds and other debt securities that matured during nine months 2011 and 2010 were generally used to purchase the Company’s Common Stock or were replaced with debt securities of similar maturities.

During 2008, the Company contributed $16,050 to a VEBA trust to fund the estimated future costs of certain employee health, welfare and other benefits.  The Company used the funds, as well as investment income in this VEBA trust, to pay the actual cost of such benefits during 2010 and 2011 and will continue to do so through 2012.  As of the end of the third quarter 2011, the VEBA trust holds $7,252 of aggregate cash, cash equivalents and investments; this asset value is included in prepaid expenses in the Company’s current and other assets.

As of the end of third quarter 2011 and 2010, the Company’s long-term investments include $8,130 and $5,960 ($13,550 original cost), respectively, of Jefferson County Alabama Sewer Revenue Refunding Warrants, originally purchased with an insurance-backed AAA rating.  This is an ARS that is classified as an available for sale security.  Due to adverse events related to Jefferson County and its bond insurance carrier, Financial Guaranty Insurance Company (FGIC), as well as events in the credit markets, the auctions for this ARS have failed since 2008.  As such, the Company continues to estimate the fair value of this ARS utilizing a valuation model with Level 3 inputs, as defined by guidance.  This valuation model considered, among others items, a limited number of market trades, the credit risk of the collateral underlying the ARS, the credit risk of the bond insurer, interest rates, and the amount and timing of expected future cash flows including assumptions about the market expectation of the next successful auction or possible negotiated settlement between the County and debt holders.  The Company continues to receive all contractual interest payments on this ARS on a timely basis, there has been no default, it is insured by FGIC and the Company has the intent and ability to hold this ARS until recovery of its amortized cost basis.  Representatives of Jefferson County and the bond holders are currently in negotiations to reach a settlement agreeable to the bondholders and the insurers, and if a settlement cannot be reached that is also agreeable to the state of Alabama which is being asked to provide a form of future guarantee, the County is likely to pursue a bankruptcy filing. The Company is not currently able to predict the outcome of such negotiations and/or bankruptcy, or the amount and timing of net proceeds it may ultimately recover.

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

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 requires us to present components of other comprehensive income and of net income in one continuous statement of comprehensive income or in two separate, but consecutive, statements.  The option to report other comprehensive income within the statement of equity has been removed.  This new presentation of comprehensive income will be effective for fiscal years beginning after December 15, 2011 and subsequent interim periods.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”.  The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary.  An entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test.  If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required.  The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company currently believes there will be no impact on its consolidated financial statements.

In September 2011, FASB issued ASU 2011-09, “Compensation-Retirement Benefits-Multiemployer Plans” which amends the guidance in ASC 715-80. The amendments in ASU 2011-09 provide additional disclosure requirements for entities which participate in multi-employer pension plans. The purpose of the new disclosures is to provide financial statement users with information about an employer’s level of participation in and the financial health of significant plans. The new disclosures are effective for annual periods ending after December 15, 2011. There will be no impact on the Company’s consolidated financial statements as the changes relate only to additional disclosures.

RISK FACTORS

The Company’s operations and financial results are subject to a number of risks and uncertainties that could adversely affect the Company’s operating results and financial condition.  Significant risk factors, without limitation, that could impact the Company include the following: (i) significant competitive activity, including advertising, promotional and price competition, and changes in consumer demand for the Company’s products; (ii) increases in ingredients and other input costs, which are expected to be significantly higher in 2011 and into 2012 compared to 2010, as well as the uncertainty of long-term costs of major ingredients; (iii) effects on sales, including response from customers and the final consumers, relating to price increase and weight declines (indirect price increase) of products; (iv) the Company’s dependence on its enterprise resource planning computer system to manage its supply chain and customer deliveries; (v) availability of ingredients and packaging materials; (vi) inherent risks in the marketplace, including uncertainties about trade and consumer acceptance and seasonal events such as Halloween; (vii) the effect of acquisitions on the Company’s results of operations and financial condition; (viii) the effect of changes in foreign currencies on the Company’s foreign subsidiaries operating results, and the effect of the fluctuation of the Canadian dollar on products manufactured in Canada and marketed and sold in the United States in U.S. dollars; (ix) the Company’s reliance on third party vendors for various goods and services; (x) the Company’s ability to successfully implement new and automated production processes and lines; (xi) the effect of changes in assumptions, including discount rates, sales growth and profit margins and the capability to pass along higher ingredient and other input costs through price increases, relating to the Company’s impairment testing and analysis of its goodwill and trademarks; (xii) changes in the confectionery marketplace including actions taken by major retailers and customers; (xiii) customer, consumer and competitor response to marketing programs and price and product weight adjustments, and new products; (xiv) dependence on significant customers, including the volume and timing of their purchases, and availability of and competition for shelf space; (xv) increases in ingredient and energy costs, including freight and delivery, that cannot be fully passed along to customers through increased prices due to competitive reasons; (xvi) any significant labor stoppages, strikes or production interruptions; (xvii) changes in governmental laws and regulations including taxes and tariffs; (xviii) the risk that the market value of Company’s cash equivalents or investments, including municipal bonds, could decline in value, including being impaired and classified as an “other-than-temporary” impairment as defined;  (xix) the potential effects of current and future macroeconomic conditions; and (xx) the risk that the Company’s information technology systems fail to perform adequately or the Company is unable to protect such information technology systems against data corruption, cyber-based attacks or network security breaches.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, the Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of October 1, 2011 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended October 1, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

TOOTSIE ROLL INDUSTRIES, INC.

AND SUBSIDIARIES

ITEM 2.                             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes purchases of the Company’s Common Stock during the quarter ended October 1, 2011:

				Approximate Dollar
	(a) Total		Shares	Value of Shares that
	Number of	(b) Average	Purchased as Part of	May Yet Be Purchased
	Shares	Price Paid per	Publicly Announced Plans	Under the Plans
Period	Purchased	Share	Or Programs	or Programs

JUL 3 TO JUL 30	—	$—	NOT APPLICABLE	NOT APPLICABLE

JUL 31 TO AUG 27	55,000	24.97	NOT APPLICABLE	NOT APPLICABLE

AUG 28 TO OCT 1	35,021	23.59	NOT APPLICABLE	NOT APPLICABLE

TOTAL	90,021	$24.43	NOT APPLICABLE	NOT APPLICABLE

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

TOOTSIE ROLL INDUSTRIES, INC.

Date:	November 10, 2011	BY:	/S/MELVIN J. GORDON
Melvin J. Gordon
Chairman and Chief
Executive Officer

Date:	November 10, 2011	BY:	/S/G. HOWARD EMBER, JR.
G. Howard Ember, Jr.
Vice President Finance and
Chief Financial Officer