Form 10-K
period 2011-12-31
TOOTSIE ROLL INDUSTRIES INC
filed 2012-02-29
CIK 98677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of February 17, 2012, there were outstanding  36,397,157 shares of Common Stock par value $.69-4/9 per share, and 21,024,446 shares of Class B Common Stock par value $.69-4/9 per share.

As of June 30, 2011, the aggregate market value of the Common Stock (based upon the closing price of the stock on the New York Stock Exchange on such date) held by non-affiliates was approximately $ 565,723,000.  Class B Common Stock is not traded on any exchange, is restricted as to transfer or other disposition, but is convertible into Common Stock on a share-for-share basis.  Upon such conversion, the resulting shares of Common Stock are freely transferable and publicly traded.  Assuming all 21,024,446 shares of outstanding Class B Common Stock were converted into Common Stock, the aggregate market value of Common Stock held by non-affiliates on June 30, 2011 (based upon the closing price of the stock on the New York Stock Exchange on such date) would have been approximately $ 675,277,000.  Determination of stock ownership by non-affiliates was made solely for the purpose of this requirement, and the Registrant is not bound by these determinations for any other purpose.

DOCUMENTS INCORPORATED BY REFERENCE

1.                                       Portions of the Company’s Annual Report to Shareholders for the year ended December 31, 2011 (the “2011 Report”) are incorporated by reference in Parts I and II of this report and filed as an exhibit to this report.

2.                                       Portions of the Company’s Definitive Proxy Statement for the Company’s Annual Meeting of Shareholders (the “2012 Proxy Statement”) scheduled to be held on May 7, 2012 are incorporated by reference in Part III of this report.

i

Forward-Looking Information

From time to time, in the Company’s statements and written reports, including this report, the Company discusses its expectations regarding future performance by making certain “forward-looking statements.”  Forward-looking statements can be identified by the use of words such as “anticipated,” “believe,” “expect,” “intend,” “estimate,” “project,” and other words of similar meaning in connection with a discussion of future operating or financial performance and are subject to certain factors, risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements.  These forward-looking statements are based on currently available competitive, financial and economic data and management’s views and assumptions regarding future events.  Such forward-looking statements are inherently uncertain, and actual results may differ materially from those expressed or implied herein.  Consequently, the Company wishes to caution readers not to place undue reliance on any forward-looking statements.  In connection with the “safe harbor provisions” of the Private Securities Litigation Reform Act of 1995, factors, among others, which could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein include those set forth in the subsection entitled “Risk Factors” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on Pages 12 and 13 of the 2011 Report, which subsection is incorporated herein by reference. In addition, the Company’s results may be affected by general factors, such as economic conditions, political developments, currency exchange rates, interest and inflation rates, accounting standards, taxes, and laws and regulations affecting the Company in markets where it competes and those factors described in Item 1A “Risk Factors” and elsewhere in this Annual Report on Form 10-K and in other Company filings with the Securities and Exchange Commission.

PART I

ITEM 1.                                                  Business.

Tootsie Roll Industries, Inc. and its consolidated subsidiaries (the “Company”) have been engaged in the manufacture and sale of confectionery products for over 100 years.  This is the only industry segment in which the Company operates and is its only line of business.  The majority of the Company’s products are sold under the registered trademarks TOOTSIE ROLL, TOOTSIE ROLL POPS, CHILD’S PLAY, CARAMEL APPLE POPS, CHARMS, BLOW-POP, BLUE RAZZ, CHARMS MINI POPS, CELLA’S, MASON DOTS, MASON CROWS, JUNIOR MINTS, CHARLESTON CHEW, SUGAR DADDY, SUGAR BABIES, ANDES, FLUFFY STUFF, DUBBLE BUBBLE, RAZZLES, CRY BABY and NIK-L-NIP.

The Company’s products are marketed in a variety of packages designed to be suitable for display and sale in different types of retail outlets.  They are distributed through approximately 65 candy and grocery brokers and by the Company itself to approximately 15,000 customers throughout the United States.  These customers include wholesale distributors of candy and groceries, supermarkets, variety stores, dollar stores, chain grocers, drug chains, discount chains, cooperative grocery associations, warehouse and membership club stores, vending machine operators, the U. S. military and fund-raising charitable organizations.

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

The Company did not have a material backlog of firm orders at the end of the calendar years 2011 or 2010.

The Company was adversely affected by significantly higher input costs, including approximately $17,300,000 of ingredient unit cost increases in 2011 compared to 2010.  The Company generally experienced significant cost increases in sugar, corn syrup, cocoa, edible oils, dairy, gum base and packaging inputs resulting in higher cost of goods sold as a percentage of sales.

The Company has historically hedged certain of its future sugar, corn syrup and soybean oil needs with derivatives at such times that it believes that the forward markets are favorable. The Company’s decision to hedge its major ingredient requirements is dependent on our evaluation of forward commodities’ markets and comparison to vendor quotations, if available, and/or historical costs. The Company has historically hedged with derivatives these major commodities and ingredients before the commencement of the next calendar year to better ascertain the need for product pricing changes or product weight decline (indirect price change) adjustments to its product sales portfolio and better manage ingredient costs. The Company will generally purchase forward derivative contracts (i.e., “long” position) in selected future months that correspond to the Company’s estimated procurement and usage needs of the respective commodity in the respective forward periods.

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

Revenues from Wal-Mart Stores, Inc. aggregated approximately 23.3%, 21.4%, and 22.9% of net product sales during the years ended December 31, 2011, 2010 and 2009, respectively.  Although no other customer other than Wal-Mart Stores, Inc. accounted for more than 10% of net sales, the loss of one or more significant customers could have a material adverse effect on the Company’s business.

For a summary of sales and long-lived assets of the Company by geographic area see Note 9 of the “Notes to Consolidated Financial Statements” on Page 23 of the 2011 Report and on Page 4 of the 2011 Report under the section entitled “International.”  Note 9 and the aforesaid section are incorporated herein by reference.

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

•                                          Risk of dependence on large customers - The Company’s largest customer, Wal-Mart Stores, Inc., accounted for approximately 23.3% of net product sales in 2011, and other large, national chains are also material to the Company’s sales.  The loss of Wal-Mart or one or more other large customers, or a material decrease in purchases by one or more large customers, could result in decreased sales and adversely impact the Company’s results of operations and financial condition.

•                                          Risk of changes in consumer preferences and tastes - Failure to adequately anticipate and react to changing demographics, consumer trends, consumer health concerns and product preferences could have an adverse impact on the Company’s results of operations and financial condition.

•                                          Risk of economic conditions on consumer purchases - The Company’s sales are impacted by consumer spending levels and impulse purchases which are affected by general macroeconomic conditions, consumer confidence, employment levels, availability of consumer credit and interest rates on that credit, consumer debt levels, energy costs and other factors. Volatility in food and energy costs, a sustained global recession, rising unemployment, and declines in personal spending could adversely impact the Company’s revenues, profitability and financial condition.

•                                          Risk’s related to environmental matters - The Company’s operations are not particularly impactful on the environment, but increased government regulation such as cap and trade or other such legislation could adversely impact the Company’s profitability.

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

•                                          Risk of impairment of goodwill or indefinite-lived intangible assets - In accordance with authoritative guidance, goodwill and indefinite-lived intangible assets are not amortized but are subject to an impairment evaluation annually or more frequently upon the occurrence of a triggering event, and other long-lived assets are likewise tested for impairment upon the occurrence of a triggering event.  During 2009 the Company recorded pre-tax charges of $14,000,000 related to the impairment of certain trademarks.  Although no such impairment was recorded in 2011, a further write-down of other of the Company’s intangible or other indefinite-lived assets could materially and adversely impact its results of operations.

•                                          Risk of the cost of energy increasing - Energy costs could continue to rise, which would result in higher distribution, freight and other operating costs. The Company may not be able to offset these cost increases, which could have an adverse impact on the Company’s results of operations and financial condition.

•                                          Risk of a product recall - Issues related to the quality and safety of the Company’s products could result in a voluntary or involuntary large-scale product recall.  Negative publicity associated with this type of situation, including a product recall relating to product contamination or product tampering, whether valid or not, could negatively impact demand for our products. Costs associated with these potential actions, including a product recall and related litigation or fines, and marketing costs relating to the re-launch of such products or brands, could negatively affect operating results.

•                                          Risk of operational interruptions relating to computer software or hardware failures - The Company is reliant on computer systems to operate its business.  Software failure or corruption, including cyber-based attacks or network security breaches, or catastrophic hardware failures could disrupt supply chain planning and activities relating to sales demand forecasts, materials procurement, production planning, and customer shipments, all of which could negatively impact sales and profits.

•                                          Risk of production interruptions - The majority of the Company’s products are manufactured in a single production facility on specialized equipment.  In the event of a disaster at a specific plant location, it would be difficult to transfer production to other facilities in a timely manner, which could result in loss of market share for the affected products.

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

•                                          Risk related to investments in marketable securities and equity method investments - The Company invests its surplus cash in a diversified portfolio of highly rated marketable securities, with maturities of generally up to three years.  The Company also holds a 50% interest in two foreign companies which are accounted for using the equity method. Changes in the financial markets can affect the carrying value of such instruments and could materially and adversely impact its results of operations.

•                                          The Company is a controlled company due to the common stock holdings of the Gordon family - The Gordon family’s share ownership represents a majority of the combined voting power of all classes of the Company’s common stock as of December 31, 2011. As a result, the Gordon family has the power to elect the Company’s directors and approve actions requiring the approval of the shareholders of the Company.

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

ITEM 1B.                                         Unresolved Staff Comments.

None.

ITEM 2.                                                  Properties.

The Company owns its principal plant and offices which are located in Chicago, Illinois in a building consisting of approximately 2,375,000 square feet which is utilized for offices, manufacturing and warehousing. In addition to owning the principal plant and warehousing facilities mentioned above, the Company leases manufacturing and warehousing facilities at a second location in Chicago which comprises 138,000 square feet.  The lease is renewable by the Company every five years through June, 2041; the Company expects to renew this lease prior to termination. The Company also periodically leases additional warehousing space at this second location as needed on a month-to-month basis.

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

ITEM 4.                                                  Mine Safety Disclosures.

None

PART II

ITEM 5.                                                  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s Common Stock is traded on the New York Stock Exchange.  The Company’s Class B Common Stock is subject to restrictions on transferability.  The Class B Common Stock is convertible at the option of the holder into shares of Common Stock on a share-for-share basis.  As of February 17, 2012, there were approximately 4,100 and 1,500 registered holders of record of Common and Class B Common Stock, respectively.  In addition, the Company estimates that as of February 17, 2012 there were 18,000 and 5,000 beneficial holders of Common and Class B Common Stock, respectively.  For information on the market price of, and dividends paid with respect to the Company’s Common Stock, see the section entitled “2011-2010 Quarterly Summary of Tootsie Roll Industries, Inc. Stock Price and Dividends Per Share” which appears on Page 28 of the 2011 Report.  This section is incorporated herein by reference and filed as an exhibit to this report.

The following table sets forth information about the shares of Common Stock the Company purchased on the open market during the fiscal quarter ended December 31, 2011:

Issuer Purchases of Equity Securities

			Total Number of	Maximum Number (or
	Total	Average	Shares Purchased	Approximate Dollar Value)
	Number	Price	as Part of Publicly	of Shares that May Yet
	of Shares	Paid per	Announced Plans	be Purchased Under the
Period	Purchased	Share	or Programs	Plans or Programs

Oct 2 to Oct 29	10,000	$23.43	Not Applicable	Not Applicable
Oct 30 to Nov 26	132,709	23.82	Not Applicable	Not Applicable
Nov 27 to Dec 31	192,217	23.46	Not Applicable	Not Applicable
Total	334,926	$23.60

While the Company does not have a formal or publicly announced Company Common Stock purchase program, the Company’s Board of Directors periodically authorizes a dollar amount for such share purchases. The treasurer executes share purchase transactions according to these guidelines.

ITEM 6.                                                  Selected Financial Data.

See the section entitled “Five Year Summary of Earnings and Financial Highlights” which appears on Page 29 of the 2011 Report.  This section is incorporated herein by reference and filed as an exhibit to this report.

ITEM 7.                                                  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on Pages 5-13 of the 2011 Report.  This section is incorporated herein by reference and filed as an exhibit to this report.

ITEM 7A.                                         Quantitative and Qualitative Disclosures About Market Risk.

See the section entitled “Market Risks” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on Pages 11-12 of the 2011 Report.  This section is incorporated herein by reference and filed as an exhibit to this report.

See also Note 1 of the “Notes to Consolidated Financial Statements” commencing on Page 18 of the 2011 Report, which is incorporated herein by reference.

ITEM 8.                                                  Financial Statements and Supplementary Data.

The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 29, 2012, appearing on Pages 14-26 of the 2011 Report and the “Quarterly Financial Data (Unaudited)” on Page 28 of the 2011 Report are incorporated by reference in this report.  With the exception of the aforementioned information and the information incorporated in Items 1, 5, 6, 7, 7A, and 9A, the 2011 Report is not to be deemed filed as part of this report.

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

Internal Control over Financial Reporting

(a) See Page 27 of the 2011 Report for “Management’s Report on Internal Control Over Financial Reporting,” which is incorporated herein by reference.

(b) See Page 26 of the 2011 Report for the attestation report of the Company’s independent registered public accounting firm, which is incorporated herein by reference.

(c)  There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.                                         Other Information.

None

PART III

ITEM 10.                                           Directors,  Executive Officers and Corporate Governance.

See the information with respect to the Directors of the Company which is set forth in the section entitled “Election of Directors” of the 2012 Proxy Statement, which section of the 2012 Proxy Statement is incorporated herein by reference.  See the information in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s 2012 Proxy Statement, which section is incorporated herein by reference.

The following table sets forth the information with respect to the executive officers of the Company:

Name	Position (1)	Age

Melvin J. Gordon*	Chairman of the Board and Chief Executive Officer (2)	92

Ellen R. Gordon*	President and Chief Operating Officer (2)	80

G. Howard Ember Jr.	Vice President/Finance	59

John W. Newlin Jr.	Vice President/Manufacturing	74

Thomas E. Corr	Vice President/Marketing and Sales	63

John P. Majors	Vice President/Distribution	50

Barry P. Bowen	Treasurer	56

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

ITEM 11.                                           Executive Compensation.

See the information set forth in the sections entitled “Executive Compensation” and “Director Compensation” of the Company’s 2012 Proxy Statement, which are incorporated herein by reference.

ITEM 12.                                           Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

For information with respect to the beneficial ownership of the Company’s Common Stock and Class B Common Stock by the beneficial owners of more than 5% of said shares and by the management of the Company, see the sections entitled “Ownership of Common Stock and Class B Common Stock by Certain Beneficial Owners” and “Ownership of Common Stock and Class B Common Stock by Management” of the 2012 Proxy Statement.  These sections of the 2012 Proxy Statement are incorporated herein by reference.  The Company does not have any compensation plans under which equity securities of the Company are authorized for issuance.

ITEM 13.                                           Certain Relationships and Related Transactions, and Director Independence.

See the section entitled “Related Person Transactions” of the 2012 Proxy Statement, which is incorporated herein by reference.

Our board of directors has determined that our non-management directors, Messrs. Seibert and Bergeman and Ms. Lewis-Brent, are independent under the New York Stock Exchange listing standards because they have no direct or indirect relationship with the Company other than through their service on the Board of Directors.

ITEM 14.                                           Principal Accounting Fees and Services.

See the section entitled “Independent Auditor Fees and Services” of the 2012 Proxy Statement, which is incorporated herein by reference.

ITEM 15.                                           Exhibits, Financial Statements Schedule.

(a)                                 Financial Statements.

The following financial statements and schedule are filed as part of this report:

(1)                                 Financial Statements (filed herewith as part of Exhibit 13):

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Earnings, Comprehensive Earnings and Retained Earnings for each of the three years ended December 31, 2011

Consolidated Statements of Financial Position at December 31, 2011 and 2010

Consolidated Statements of Cash Flows for each of the three years ended in the period December 31, 2011

Notes to Consolidated Financial Statements

(2)                                 Financial Statement Schedule:

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

For the three years ended December 31, 2011 — Valuation and Qualifying Accounts

(3)                                 Exhibits required by Item 601 of Regulation S-K:

See Index to Exhibits which appears following Financial Schedule II.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Tootsie Roll Industries, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOOTSIE ROLL INDUSTRIES, INC.

By:	Melvin J. Gordon
Melvin J. Gordon, Chairman of the Board of Directors and Chief Executive Officer

Date:	February 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Melvin J. Gordon	Chairman of the Board of Directors and Chief Executive Officer	February 29, 2012
Melvin J. Gordon	(principal executive officer)

Ellen R. Gordon	Director, President and Chief Operating Officer	February 29, 2012
Ellen R. Gordon

Barre A. Seibert	Director	February 29, 2012
Barre A. Seibert

Lana Jane Lewis-Brent	Director	February 29, 2012
Lana Jane Lewis-Brent

Richard P. Bergeman	Director	February 29, 2012
Richard P. Bergeman

G. Howard Ember, Jr.	Vice President, Finance	February 29, 2012
G. Howard Ember, Jr.	(principal financial officer and principal accounting officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Tootsie Roll Industries, Inc.:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 29, 2012 appearing in the 2011 Annual Report to Shareholders of Tootsie Roll Industries, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Chicago, IL

February 29, 2012

TOOTSIE ROLL INDUSTRIES, INC.
AND SUBSIDIARY COMPANIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS (in thousands)

DECEMBER 31, 2011, 2010 AND 2009

Description	Balance at beginning of year	Additions (reductions) charged (credited) to expense	Deductions(1)	Balance at End of Year

2011:
Reserve for bad debts	$1,121	$(186)	$(63)	$998
Reserve for cash discounts	410	10,007	9,684	733
Deferred tax asset valuation	686	1,504	—	2,190
	$2,217	$11,325	$9,621	$3,921

2010:
Reserve for bad debts	$1,738	$(45)	$572	$1,121
Reserve for cash discounts	618	9,726	9,934	410
Deferred tax asset valuation	912	(226)	—	686
	$3,268	$9,455	$10,506	$2,217

2009:
Reserve for bad debts	$1,358	$541	$161	$1, 738
Reserve for cash discounts	565	10,374	10,321	618
Deferred tax asset valuation	8,506	(7,594)	—	912
	$10,429	$3,321	$10,482	$3,268

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

13

The following items incorporated by reference herein from the Company’s 2011 Annual Report to Shareholders for the year ended December 31, 2011 (the “2011 Report”), are filed as Exhibits to this report:

(i)	Information under the section entitled “International” set forth on Page 4 of the 2011 Report;

(ii)	Information under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth on Pages 5-13 of the 2011 Report;

(iii)	Information under the subsection entitled “Risk Factors” set forth on Pages 12-13 of the 2011 Report;

(iv)	Consolidated Statements of Financial Position at December 31, 2011 and 2010 set forth on Pages 15-16 of the 2011 Report;

	(v)	Consolidated Statements of Earnings, Comprehensive Earnings and Retained Earnings for the three years ended December 31, 2011 set forth on Page 14 of the 2011 Report;

	(vi)	Consolidated Statements of Cash Flows for the three years ended December 31, 2011 set forth on Page 17 of the 2011 Report;

	(vii)	Notes to Consolidated Financial Statements set forth on Pages 18-25 of the 2011 Report;

	(viii)	Management’s Report on Internal Control over Financial Reporting set forth on Page 27 of the 2011 Report;

	(ix)	Report of Independent Registered Public Accounting Firm set forth on Page 26 of the 2011 Report;

	(x)	Quarterly Financial Data set forth on Page 28 of the 2011 Report;

	(xi)	Information under the section entitled “2011-2010 Quarterly Summary of Tootsie Roll Industries, Inc. Stock Price and Dividends per Share” set forth on Page 28 of the 2011 Report; and

	(xii)	Information under the section entitled “Five Year Summary of Earnings and Financial Highlights” set forth on Page 29 of the 2011 Report.

18	Letter Regarding Change in Accounting Principles.

21	List of Subsidiaries of the Company.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements and notes from Tootsie Roll Industries, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 29, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, Comprehensive Earnings and Retained Earnings; (ii) Consolidated Statements of Financial Position;  (iii) the Consolidated Statements of Cash Flows; and  (iv) the Notes to Consolidated Financial Statements.

*Management compensation plan or arrangement.