Form 10-Q
period 2012-03-31
TOOTSIE ROLL INDUSTRIES INC
filed 2012-05-10
CIK 98677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (March 31, 2012).

Class	Outstanding

Common Stock, $.69 4/9 par value	37,389,649
Class B Common Stock, $.69 4/9 par value	21,651,705

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES

MARCH 31, 2012

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  See “Forward-Looking Statements” under Part I — Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands)

	March 31, 2012	December 31, 2011	April 2, 2011
	(Unaudited)		(Unaudited)
ASSETS
CURRENT ASSETS
Cash & cash equivalents	$79,909	$78,612	$84,908
Investments	10,994	10,895	9,555
Trade accounts receivable,
Less allowances of $1,618, $1,731 & $1,824	37,227	41,895	35,758
Other receivables	2,966	3,391	6,581
Inventories, at cost
Finished goods & work in process	41,617	42,676	46,041
Raw material & supplies	30,737	29,084	25,156
Prepaid expenses	5,312	5,070	5,585
Deferred income taxes	593	578	711

Total current assets	209,355	212,201	214,295

PROPERTY, PLANT & EQUIPMENT, at cost

Land	21,697	21,939	21,647
Buildings	107,968	107,567	102,981
Machinery & equipment	323,612	322,993	307,291
Construction in progress	5,797	2,598	12,607
	459,074	455,097	444,526
Less-accumulated depreciation	248,369	242,935	230,125
Net property, plant and equipment	210,705	212,162	214,401

OTHER ASSETS

Goodwill	73,237	73,237	73,237
Trademarks	175,024	175,024	175,024
Investments	101,866	96,161	84,239
Split dollar officer life insurance	74,209	74,209	74,441
Prepaid expenses	2,389	3,212	5,902
Equity method investment	3,937	3,935	4,530
Deferred income taxes	7,914	7,715	9,498
Total other assets	438,576	433,493	426,871

Total assets	$858,636	$857,856	$855,567

(The accompanying notes are an integral part of these statements.)

(in thousands except per share data)

	March 31, 2012	December 31, 2011	April 2, 2011
	(Unaudited)		(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY CURRENT LIABILITIES
Accounts payable	$10,398	$10,683	$13,426
Dividends payable	97	4,603	122
Accrued liabilities	40,890	43,069	41,059
Income taxes payable	2,376	—	1,428
Total current liabilities	53,761	58,355	56,035

NONCURRENT LIABILITIES

Deferred income taxes	43,493	43,521	46,293
Postretirement health care and life insurance benefits	26,912	26,108	21,219
Industrial development bonds	7,500	7,500	7,500
Liability for uncertain tax positions	7,548	8,345	9,966
Deferred compensation and other liabilities	51,967	48,092	48,131
Total noncurrent liabilities	137,420	133,566	133,109

SHAREHOLDERS’ EQUITY

Common stock, $.69-4/9 par value- 120,000 shares authorized; 37,390, 36,479 & 37,087, respectively, issued	25,965	25,333	25,755
Class B common stock, $.69-4/9 par value- 40,000 shares authorized; 21,652, 21,025 & 21,051, respectively, issued	15,036	14,601	14,619
Capital in excess of par value	566,599	533,677	549,264
Retained earnings	80,128	114,269	92,509
Accumulated other comprehensive loss	(18,281)	(19,953)	(13,732)
Treasury stock (at cost)- 73, 71 & 71 shares, respectively	(1,992)	(1,992)	(1,992)
Total shareholders’ equity	667,455	665,935	666,423
Total liabilities and shareholders’ equity	$858,636	$857,856	$855,567

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

EARNINGS, COMPREHENSIVE EARNINGS AND RETAINED EARNINGS

(in thousands except per share amounts)    (UNAUDITED)

	Quarter Ended
	March 31, 2012	April 2, 2011

Net product sales	$109,763	$108,323
Rental and royalty revenue	1,057	1,072

Total revenue	110,820	109,395

Product cost of goods sold	74,905	73,524
Rental and royalty cost	257	270

Total costs	75,162	73,794

Product gross margin	34,858	34,799
Rental and royalty gross margin	800	802

Total gross margin	35,658	35,601

Selling, marketing and administrative expenses	27,239	25,964

Earnings from operations	8,419	9,637

Other income, net	3,335	2,992

Earnings before income taxes	11,754	12,629
Provision for income taxes	2,980	4,299
Net earnings	8,774	8,330

Net earnings per share	$0.15	$0.14
Dividends per share *	$0.08	$0.08

Average number of shares outstanding	59,058	59,806

Other comprehensive income (loss), before tax
Foreign currency translation adjustments	1,851	1,002

Unrealized losses for the period on investments	(546)	(189)
Less: reclassification adjustment for losses in net income	—	—
Unrealized losses on investments	(546)	(189)

Unrealized gains (losses) for the period on derivatives	506	(859)
Less: reclassification adjustment for losses in net income	(167)	(4,394)
Unrealized gains (losses) on derivatives	339	(5,253)

Total other comprehensive income (loss), before tax	1,644	(4,440)
Income tax benefit related to items of other comprehensive income	28	1,921

Comprehensive earnings	$10,446	$5,811

Retained earnings at beginning of period	$114,269	$135,866
Net earnings	8,774	8,330
Cash dividends	(4,581)	(4,512)
Stock dividends	(38,334)	(47,175)

Retained earnings at end of period	$80,128	$92,509

*Does not include 3% stock dividend to shareholders of record on 3/6/12 and 3/8/11.

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)       (UNAUDITED)

	Year to Date Ended
	March 31, 2012	April 2, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings	$8,774	$8,330
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	4,953	4,605
(Gain) loss from equity method investment	122	(27)
Amortization of marketable security premiums	370	169
Changes in operating assets and liabilities:
Accounts receivable	4,955	1,807
Other receivables	764	1,761
Inventories	(175)	(14,356)
Prepaid expenses and other assets	503	1,723
Accounts payable and accrued liabilities	(2,621)	455
Income taxes payable and deferred	1,724	(1,997)
Postretirement health care and life insurance benefits	804	530
Deferred compensation and other liabilities	511	456
Other	703	268

Net cash from operating activities	21,387	3,724

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(3,250)	(3,382)
Net purchases of trading securities	(1,949)	(2,544)
Purchase of available for sale securities	(2,805)	(17,718)
Sale and maturity of available for sale securities	1,346	55

Net cash used in investing activities	(6,658)	(23,589)

CASH FLOWS FROM FINANCING ACTIVITIES:

Shares purchased and retired	(4,247)	(2,163)
Dividends paid in cash	(9,185)	(9,040)

Net cash used in financing activities	(13,432)	(11,203)

Increase(decrease) in cash and cash equivalents	1,297	(31,068)
Cash and cash equivalents at beginning of year	78,612	115,976

Cash and cash equivalents at end of quarter	$79,909	$84,908

Supplemental cash flow information:
Income taxes paid, net	$1,657	$1,302
Interest paid	$14	$25
Stock dividend issued	$38,237	$47,054

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(in thousands except per share amounts) (UNAUDITED)

Note 1 — Significant Accounting Policies

General Information

Foregoing data has been prepared from the unaudited financial records of Tootsie Roll Industries, Inc. and Subsidiaries (the Company) and in the opinion of management all adjustments necessary for a fair statement of the results for the interim period have been reflected.  All adjustments were of a normal and recurring nature.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s 2011 Annual Report on Form 10-K.

Results of operations for the period ended March 31, 2012 are not necessarily indicative of results to be expected for the year to end December 31, 2012 because of the seasonal nature of the Company’s operations.  Historically, the third quarter has been the Company’s largest sales quarter due to Halloween sales.

Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued new accounting rules related to fair value measurements. The new accounting rules clarify some existing concepts, eliminate wording differences between Generally Accepted Accounting Principles (GAAP) and International Financial Reporting Standards (IFRS), and in some limited cases, change some principles to achieve convergence between GAAP and IFRS. The new accounting rules result in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and IFRS. The new accounting rules also expand the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The adoption of the new accounting rules in the first quarter of 2012 did not have a material effect on the Company’s financial condition, results of operations or cash flows.

In June 2011, the FASB issued new accounting rules that require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. The new accounting rules eliminate the option to present components of other comprehensive income as part of the statement of equity. The adoption of the new accounting rules in the first quarter of 2012 did not have a material effect on the Company’s financial condition, results of operations or cash flows.

In December 2011, the FASB issued new accounting rules which deferred certain provisions of the rules issued in June 2011 that required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. Accordingly, this requirement is indefinitely deferred.

In September 2011, the FASB issued new accounting rules related to testing goodwill for impairment. The new accounting rules permit an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the two-step goodwill impairment test prescribed under current accounting rules. Otherwise, the two-step goodwill impairment test is not required. The adoption of the new accounting rules did not have a material effect on the Company’s financial condition, results of operations or cash flows.

Note 2 — Average Shares Outstanding

Average shares outstanding for the period ended March 31, 2012 reflect stock purchases of 179 shares for $4,247 and a 3% stock dividend distributed on April 5, 2012. Average shares outstanding for the period ended April 2, 2011 reflect stock purchases of 75 shares for $2,163 and a 3% stock dividend distributed on April 7, 2011.

Note 3 — Income Taxes

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions.  The Company remains subject to examination by U.S. federal and state and foreign tax authorities for the years 2008 through 2011.  Certain foreign jurisdictions are subject to examinations for the years 2005 through 2011. During first quarter 2012, the Company effectively settled a state tax examination resulting in a reduction in the provision for income taxes and an increase in net earnings of $927 in first quarter 2012.

Note 4 — Fair Value Measurements

Current accounting guidance defines fair value as the price that would be received in the sale of an asset, or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Guidance requires disclosure of the extent to which fair value is used to measure financial assets and liabilities, the inputs utilized in calculating valuation measurements, and the effect of the measurement of significant unobservable inputs on earnings, or changes in net assets, as of the measurement date.  Guidance establishes a three-level valuation hierarchy based upon the transparency of inputs utilized in the measurement and valuation of financial assets or liabilities as of the measurement date.  Level 1 inputs include quoted prices for identical instruments and are the most observable.  Level 2 inputs include quoted prices for similar assets and observable inputs such as interest rates, foreign currency exchange rates, commodity rates and yield curves.  Level 3 inputs are not observable in the market and include management’s own judgments about the assumptions market participants would use in pricing the asset or liability.  The use of observable and unobservable inputs is reflected in the hierarchy assessment disclosed in the table below.

As of March 31, 2012, December 31, 2011 and April 2, 2011, the Company held certain financial assets that are required to be measured at fair value on a recurring basis.  These included derivative hedging instruments related to the purchase of certain raw materials and foreign currencies, investments in trading securities and available for sale securities, including an auction rate security.  The Company’s available-for-sale and trading securities principally consist of municipal bonds and mutual funds that are publicly traded.

The following table presents information about the Company’s financial assets and liabilities measured at fair value as of March 31, 2012, December 31, 2011 and April 2, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Estimated Fair Value March 31, 2012
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$79,909	$79,909	$—	$—
Auction rate security	6,775	—	—	6,775
Available-for-sale securities excluding the auction rate security	59,054	—	59,054	—
Foreign currency forward contracts	308	—	308	—
Commodity futures contracts	440	440	—	—
Commodity options contracts	33	33	—	—
Trading securities	47,031	47,031	—	—
Total assets measured at fair value	$193,550	$127,413	$59,362	$6,775

	Estimated Fair Value December 31, 2011
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$78,612	$78,612	$—	$—
Auction rate security	7,453	—	—	7,453
Available-for-sale securities excluding the auction rate security	57,835	—	57,835	—
Foreign currency forward contracts	205	—	205	—
Commodity futures contracts	203	203	—	—
Commodity options contracts	—	—	—	—
Trading securities	41,768	41,768	—	—
Total assets measured at fair value	$186,076	$120,583	$58,040	$7,453

	Estimated Fair Value April 2, 2011
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$84,908	$84,908	$—	$—
Auction rate security	6,775	—	—	6,775
Available-for-sale securities excluding the auction rate security	44,483	—	44,483	—
Foreign currency forward contracts	600	—	600	—
Commodity futures contracts	373	373	—	—
Commodity options contracts	2,287	2,287	—	—
Trading securities	42,536	42,536	—	—
Total assets measured at fair value	$181,962	$130,104	$45,083	$6,775

As of March 31, 2012, the Company’s long term investments included an auction rate security, Jefferson County Alabama Sewer Revenue Refunding Warrants, reported at a fair value of $6,775 after reflecting a $5,140 other than temporary impairment and a $1,635 temporary decline in market value against its $13,550 par value and original cost.  This other-than-temporary impairment was recorded in other income (expense), net in 2008.  In 2008, this auction rate security was determined to be other-than-temporarily impaired due to the duration and severity of the decline in fair value.  At March 31, 2012, the Company estimated the fair value of this auction rate security utilizing market comparable bonds.  The significant unobservable inputs used in the fair value measurement of the reporting entity’s auction rate securities are the market prices on fixed income securities with terms similar to those of the auction rate securities.  Significant increases or decreases in these inputs in isolation would result in a significantly lower or higher fair value measurement. The trading range of these inputs was between 51% and 64%, with a weighted average of 55%, of the original par value.  The Company classified this auction rate security as non-current and has included it in long term investments on the Condensed Consolidated Statements of Financial Position at March 31, 2012, December 31, 2011 and April 2, 2011 because the Company believes that the current condition of the auction rate security market may take more than twelve months to improve.  Jefferson County is in bankruptcy and has asked the bankruptcy court judge to divert some money to municipal sewer repairs that would have otherwise gone to pay debtholders and other creditors. A ruling in favor of the county could further reduce the market value of this auction rate security resulting in an additional other-than-temporary impairments and charges to net earnings. The Company is not currently able to determine the outcome of this bankruptcy, or the amount and timing of the ultimate net proceeds that it may recover. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding Jefferson County auction rate security.

The following table presents additional information about the Company’s financial instruments (an auction rate security) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at March 31, 2012 and April 2, 2011:

	2012	2011

Balance at January 1	$7,453	$6,775
Unrealized loss in other comprehensive earnings	(678)	—

Balance at March 31 and April 2, respectively	$6,775	$6,775

The $7,500 carrying amount of the Company’s industrial revenue development bonds at March 31, 2012 and April 2, 2011 approximates its estimated fair value as the bonds have a floating interest rate.

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

The following table summarizes the Company’s outstanding derivative contracts and their effects on its Condensed Consolidated Statements of Financial Position at March 31, 2012, December 31, 2011 and April 2, 2011:

	March 31, 2012
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$8,698	$308	$—
Commodity futures contracts	5,623	499	(59)
Commodity option contracts	1,701	33	—
Total derivatives designated as hedges		840	(59)
Derivatives not designated as hedging instruments:
Commodity futures contracts	850	—	—
Total derivatives not designated as hedges		—	—
Total derivatives		$840	$(59)

	December 31, 2011
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$13,044	$205	$—
Commodity futures contracts	4,557	341	(138)
Commodity option contracts	—	—	—
Total derivatives		$546	$(138)

	April 2, 2011
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$1,986	$600	$—
Commodity futures contracts	12,545	438	(65)
Commodity option contracts	5,628	2,305	(15)
Total derivatives designated as hedges		3,343	(80)
Derivatives not designated as hedging instruments:
Commodity option contracts	1,680	—	(3)
Total derivatives not designated as hedges		—	(3)
Total derivatives		$3,343	$(83)

The effects of derivative instruments on the Company’s Condensed Consolidated Statement of Earnings, Comprehensive Earnings and Retained Earnings for quarters ended March 31, 2012 and April 2, 2011 are as follows:

	For Quarter Ended March 31, 2012
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain(Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$252	$149	$—
Commodity futures contracts	256	18	—
Commodity option contracts	(2)	—	—

Total	$506	$167	$—

	For Quarter Ended April 2, 2011
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$108	$451	$—
Commodity futures contracts	2,242	4,178	—
Commodity option contracts	(3,209)	(235)	—

Total	$(859)	$4,394	$—

During the quarters ended March 31, 2012 and April 2, 2011, the Company recognized earnings of $46 and $120, respectively, related to mark-to-market accounting for certain commodity option and future contracts.

Note 6 — Subsequent Events

Subsequent to the end of first quarter 2012, the Company received an Annual Funding Notice and a Notice of Funded Status (Notices), as defined by the Pension Protection Act (PPA), from the Bakery and Confectionery Union and Industry International Pension Fund (Fund), a multi-employer defined benefit pension plan (Plan) for certain Company union employees. The Notices indicate that the Fund’s actuary has certified that the Plan is 65.8% funded as of January 1, 2012. This funding percentage is based on actuarial values and not market values of investments which may be lower. As of January 1, 2011, the Plan was 83.6% funded based on the actuarial value of investments, however, it was only 70.0% funded based on the then current market value of its investments.  The Fund’s actuary has certified to the U.S. Department of the Treasury that the Plan is in critical status, the “Red Zone”, as defined by the PPA.

The Trustees of the Fund (Trustees) have advised that one of the largest contributors to the Fund filed for bankruptcy and ceased making contributions to the Fund in 2011, and that the Fund has achieved less favorable investment performance returns needed to maintain a favorable funding status. The Trustees have advised that the aforementioned are some of the reasons for the Fund’s deterioration to critical status.  The PPA requires that plans in critical status develop a plan to improve the Fund’s funded status, including that contributing employers pay a surcharge to help correct the plan’s financial situation.  In the event that a plan does not have the financial resources to pay benefits at a level specified by law, then it must apply to the Pension Benefits Guaranty Corporation for government financial assistance.

The Trustees have advised that the Company’s contributions will be increased to reflect a 5% surcharge effective June 1, 2012, and that a 10% surcharge will become effective January 1, 2013. Company contributions to the Fund were $2,046 and $1,923 in calendar years 2011 and 2010, respectively. The Company is currently unable to determine the ultimate outcome to the above discussed matter and therefore, is unable to determine the effects on its consolidated financial statements, but, the ultimate outcome could be material to its consolidated results of operations of one or more periods.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This financial review discusses the Company’s financial condition, results of operations, liquidity and capital resources, new accounting pronouncements and other matters. Dollars are presented in thousands, except per share amounts. It should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related footnotes.

Net product sales were $109,763 in first quarter 2012 compared to $108,323 in first quarter 2011, an increase of $1,440 or 1.3%.  First quarter 2012 benefited from effective sales programs and price increases needed to recover higher input costs.

Product cost of goods sold were $74,905 in first quarter 2012 compared to $73,524 in first quarter 2011.  Product cost of goods sold includes $739 and $335 of deferred compensation expense in first quarter 2012 and 2011, respectively, an increase of $404.  Changes in deferred compensation expense principally result from the increase or decrease in the market value of investments in trading securities relating to compensation deferred in previous years and are not reflective of current operating results.  Adjusting for the aforementioned changes in deferred compensation expense, product cost of goods sold increased from $73,189 in first quarter 2011 to $74,166 in first quarter 2012, an increase of $977 or 1.3%.  As a percentage of net product sales, adjusted product cost of goods sold was 67.6% in both first quarter 2011 and 2012.  Although first quarter 2012 reflects increased selling prices, higher input costs for ingredients and packaging materials mitigated much of the benefits.

Selling, marketing and administrative expenses were $27,239 in first quarter 2012 compared to $25,964 in first quarter 2011.  Selling, marketing and administrative expenses includes $2,575 and $1,152 of deferred compensation expense in first quarter 2012 and 2011, respectively, an increase of $1,423.  As discussed above, these increases principally result from changes in the market value of investments in trading securities relating to compensation deferred in previous years and are not reflective of current operating results.  Adjusting for the aforementioned changes in deferred compensation expense, selling, marketing and administrative expenses decreased from $24,812 in first quarter 2011 to $24,664 in first quarter 2012, a decrease of $148 or 0.6%.  As a percentage of net product sales, adjusted selling, marketing and administrative expenses favorably decreased from 22.9% in first quarter 2011 to 22.5% in first quarter 2012, a decrease of 0.4% as a percent of sales.  Selling marketing and administrative expenses reflect higher freight and delivery expenses, including higher fuel surcharges, relating to customer deliveries.  Freight, delivery, warehousing and distribution expenses as a percent of net product sales decreased from 9.5% in first quarter 2011 to 9.1% in first quarter 2012 which reflects the effects of product selling price increases.

Earnings from operations were $8,419 in first quarter 2012 compared to $9,637 in first quarter 2011.  Earnings from operations include deferred compensation expenses relating to corresponding changes in the market value of trading securities that hedge these liabilities as discussed above.  Adjusting for the aforementioned, operating earnings were $11,733 and $11,124 in first quarter 2012 and 2011, respectively, an increase of $609 or 5.5%. As a percentage of net product sales, these adjusted operating earnings were 10.7% and 10.3% in first quarter 2012 and 2011, respectively, an increase of 0.4% as a percentage of net product sales.  The above discussed increases in operating earnings principally reflect the favorable impact of price increases partially offset by the adverse impact of higher ingredient and packaging costs as well as higher costs for freight and delivery expenses as discussed above.  Management believes the presentation in this and the preceding paragraphs relating to amounts adjusted for deferred compensation expense better reflects controllable costs affecting operating results for first quarter 2012 as compared to the corresponding prior year quarter period and, accordingly, provides additional insight of the underlying operations of the Company.

Other income, net, was $3,335 in first quarter 2012 compared to $2,992 in first quarter 2011, a favorable increase of $343. Other income, net for first quarter 2012 and 2011 includes gains of $3,314 and $1,487, respectively, in trading securities, and a $192 loss and $1,175 gain, respectively, on foreign exchange.  The favorable change relating to trading securities principally reflect increases in the fair value of trading securities investments which are used as an economic hedge for deferred compensation liabilities.  The gain relating to trading securities was substantially offset by a like amount of deferred compensation (expense) or income included in product cost of goods sold and selling, marketing, and administrative expenses in the respective periods as discussed above.  The gain relating to trading securities in first quarter 2012 and 2011, principally reflects market appreciation in the equity markets in the respective periods.

The consolidated effective tax rates were 25.4% and 34.0% in first quarter 2012 and 2011, respectively. The decrease in the effective tax rate in first quarter 2012 principally reflects the reduction of uncertain tax positions of approximately $927 resulting from the effective settlement of a state income tax examination.

Net earnings were $8,774 in first quarter 2012 compared to $8,330 in first quarter 2011, and earnings per share were $0.15 and $0.14 in first quarter 2012 and first quarter 2011, respectively, an increase of $0.01 per share or 7.1%.  Earnings per share for first quarter 2012 did benefit from the reduction in average shares outstanding resulting from Common Stock purchases in the open market by the Company.  Average shares outstanding decreased from 59,806 in first quarter 2011 to 59,058 in first quarter 2012.

Goodwill and intangibles are assessed annually as of December 31 or whenever events or circumstances indicate that the carrying values may not be recoverable from future cash flows.  The Company has not ascertained any triggering events, as defined, or other adverse information that would indicate a material impairment of its goodwill or intangibles in first quarter 2012.

Subsequent to the end of first quarter 2012, the Company received an Annual Funding Notice and a Notice of Funded Status (Notices), as defined by the Pension Protection Act (PPA), from the Bakery and Confectionery Union and Industry International (BC&T) Pension Fund (Fund), a multi-employer defined benefit pension plan (Plan) for certain Company union employees. The Notices indicate that the Fund’s actuary has certified that the Plan is 65.8% funded as of January 1, 2012. This funding percentage is based on actuarial values and not market values of investments which may be lower. As of January 1, 2011 the Plan was 83.6% funded based on the actuarial value of investments, however, it was only 70.0% funded based on the then current market value of its investments.  The Fund’s actuary has certified to the U.S. Department of the Treasury that the Plan is in critical status, the “Red Zone”, as defined by the PPA.

The Trustees of the Fund (Trustees) have advised that one of the largest contributors to the Fund filed for bankruptcy and ceased making contributions to the Fund in 2011, and that the Fund has achieved less favorable investment performance returns needed to maintain a favorable funding status. The Trustees have advised that the aforementioned are some of the reasons for the Fund’s deterioration to critical status. As of January 1, 2011 plan valuation date, the BC&T multiemployer Plan had 116,708 participants, of which 32,449 were active participants, 54,470 were retired or separated from service and receiving benefits, and 29,789 were retired or separated from service and entitled to receive future benefits. The PPA requires that plans in critical status develop a plan to improve the Fund’s funded status, including that contributing employers pay a surcharge to help correct the plan’s financial situation.  In the event that a plan does not have the financial resources to pay benefits at a level specified by law then it must apply to the Pension Benefits Guaranty Corporation for government financial assistance.

The Trustees have advised that the Company’s contributions will be increased to reflect a 5% surcharge effective June 1, 2012, and that a 10% surcharge will become effective January 1, 2013. Company contributions to the Fund were $2,046 and $1,946 in calendar years 2011 and 2010, respectively. The Company is currently unable to determine the ultimate outcome to the above discussed matter and therefore, is unable to determine the effects on its consolidated financial statements, but, the ultimate outcome could be material to its consolidated results of operations of one or more periods.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows from operating activities were $21,387 and $3,724 in first quarter 2012 and 2011, respectively.  The $17,663 increase in cash flows from operating activities from first quarter 2011 to first quarter 2012 principally reflects changes in inventories as well as changes in other operating assets and liabilities, principally accounts receivable, accounts payable and accrued liabilities, and income taxes payable and deferred. The change in inventories primarily reflects the later timing of customer orders and manufacturing of finished goods inventories for the back-to-school and Halloween selling season.

Net cash used in investing activities was $6,658 in first quarter 2012 compared to $23,589 in first quarter 2011.  Cash flows from investing activities reflect $2,805 and $17,718 relating to the purchase of available for sale securities during first quarter 2012 and 2011, respectively.  First quarter 2012 and first quarter 2011 also includes capital expenditures of $3,250 and $3,382, respectively.  Capital expenditures for the 2012 year are anticipated to be generally in line with historical annualized spending, and are to be funded from the Company’s cash flow from operations and internal sources.

The Company had no bank borrowings or repayments in first quarter 2012 or 2011, and had no outstanding bank borrowings as of the end of first quarter 2012 or first quarter 2011.

Financing activities include Company Common Stock purchases and retirements of $4,247 and $2,163 in first quarter 2012 and 2011, respectively.  Cash dividends of $9,185 and $9,040 were paid in first quarter 2012 and 2011, respectively.  The increase in cash dividends each year reflects the annual 3% stock dividend issued in each of these years less the effects of Company Common Stock purchases and retirements.

The Company’s current ratio (current assets divided by current liabilities) was 3.9 to 1 as of the end of first quarter 2012 as compared to 3.6 to 1 as of the end of fourth quarter 2011 and 3.8 to 1 as of the end of first quarter 2011.  Net working capital was $155,594 as of the end of first quarter 2012 as compared to $153,846 and $158,260 as of the end of fourth and first quarters 2011, respectively.

The aforementioned net working capital amounts are principally reflected in aggregate cash and cash equivalents and short-term investments which totaled $90,903 as of the end of first quarter 2012 compared to $89,507 and $94,463 as of the end of fourth and first quarters 2011, respectively.  In addition, long term investments, principally debt securities comprising municipal bonds (including $6,775 of Jefferson County auction rate securities discussed below) and trading securities, were $101,866 as of the end of first quarter 2012, as compared to $96,161 and $84,239 as of the end of fourth and first quarters 2011, respectively.  Aggregate cash and cash equivalents and short and long-term investments were $192,769, $185,668, $178,702, as of the end of first quarter 2012, and as of the end of fourth and first quarters 2011, respectively.  The aforementioned includes $47,031, $41,768, and $42,536 as of the end of the first quarter 2012, and fourth and first quarters 2011, respectively, relating to trading securities which are used as an economic hedge for the Company’s deferred compensation liabilities.  Investments in municipal bonds and other debt securities that matured during first quarter 2012 and 2011 were generally used to purchase the Company’s Common Stock or were replaced with debt securities of similar maturities.

During 2008, the Company contributed $16,050 to a VEBA trust to fund the estimated future costs of certain employee health, welfare and other benefits.  The Company used the funds, as well as investment income in this VEBA trust, to pay the actual cost of such benefits during 2012 and 2011 and will continue to do so in future periods.  As of the end of the first quarter 2012, the VEBA trust holds $5,575 of aggregate cash, cash equivalents and investments; this asset value is included in prepaid expenses in the Company’s current and other assets.

As of the end of first quarter 2012 and 2011, the Company’s long-term investments include $6,775 ($13,550 original cost), respectively, of Jefferson County Alabama Sewer Revenue Refunding Warrants, originally purchased with an insurance-backed AAA rating.  This is an auction rate security that is classified as an available for sale security.  Due to adverse events related to Jefferson County and its bond insurance carrier, Financial Guaranty Insurance Company (FGIC), as well as events in the credit markets, the auctions for this auction rate security have failed since 2008.  As such, the Company continues to estimate the fair value of this auction rate security utilizing a valuation model with Level 3 inputs, as defined by guidance.  This valuation model considered, among others items, a limited number of market trades, the credit risk of the collateral underlying the auction rate security, the credit risk of the bond insurer, interest rates, and the amount and timing of expected future cash flows including assumptions about the market expectation of the next successful auction or possible negotiated settlement between the County and debt holders.  The Company continues to receive all contractual interest payments on this auction rate security on a timely basis, there has been no default, it is insured by FGIC and the Company has the intent and ability to hold this auction rate security until recovery of its amortized cost basis.  Representatives of Jefferson County and the bond holders were in negotiations to reach a settlement agreeable to the bondholders and the insurers, and since a settlement could not be reached that was also agreeable to the state of Alabama which was asked to provide a form of future guarantee, the County has filed for bankruptcy. Jefferson County has asked the bankruptcy court judge to divert some money to municipal sewer repairs that would have otherwise gone to pay debtholders and other creditors. Rulings by the bankruptcy court on this and other matters in favor of the county, and with adverse effects to the holders of warrants and other debt, could further reduce the market value of this auction rate security resulting in an additional other-than-temporary impairments and charges to net earnings. The Company is not currently able to determine the outcome of this bankruptcy, or the amount and timing of the ultimate net proceeds that it may recover.

ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (FASB) issued new accounting rules related to fair value measurements. The new accounting rules clarify some existing concepts, eliminate wording differences between Generally Accepted Accounting Principles (GAAP) and International Financial Reporting Standards (IFRS), and in some limited cases, change some principles to achieve convergence between GAAP and IFRS. The new accounting rules result in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and IFRS. The new accounting rules also expand the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The adoption of the new accounting rules in the first quarter of 2012 did not have a material effect on the Company’s financial condition, results of operations or cash flows.

In June 2011, the FASB issued new accounting rules that require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. The new accounting rules eliminate the option to present components of other comprehensive income as part of the statement of equity. The adoption of the new accounting rules in the first quarter of 2012 did not have a material effect on the Company’s financial condition, results of operations or cash flows.

In December 2011, the FASB issued new accounting rules which deferred certain provisions of the rules issued in June 2011 that required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. Accordingly, this requirement is indefinitely deferred.

In September 2011, the FASB issued new accounting rules related to testing goodwill for impairment. The new accounting rules permit an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the two-step goodwill impairment test prescribed under current accounting rules. Otherwise, the two-step goodwill impairment test is not required. The adoption of the new accounting rules did not have a material effect on the Company’s financial condition, results of operations or cash flows.

RISK FACTORS

The Company’s operations and financial results are subject to a number of risks and uncertainties that could adversely affect the Company’s operating results and financial condition. Significant risk factors, without limitations that could impact the Company, are the following: (i) significant competitive activity, including advertising, promotional and price competition, and changes in consumer demand for the Company’s products; (ii) fluctuations in the cost and availability of commodities and ingredients, and packaging materials, and the ability to recover cost increases through product sales price increases; (iii) inherent risks in the marketplace, including uncertainties about trade and consumer acceptance of price increases and seasonal events such as Halloween; (iv) the effect of acquisitions on the Company’s results of operations and financial condition; (v) the effect of changes in foreign currencies on the Company’s foreign subsidiaries operating results, and the effect of the fluctuation of the Canadian dollar on products manufactured in Canada and marketed and sold in the United States in U.S. dollars; (vi) the Company’s reliance on third party vendors for various goods and services, including commodities used for ingredients that are primarily grown or sourced from foreign locations; (vii) the Company’s ability to successfully implement new production processes and lines, and new computer software systems; (viii) the effect of changes in assumptions, including discount rates, sales growth and profit margins and the capability to pass along higher ingredient and other input costs through price increases, relating to the Company’s impairment testing and analysis of its goodwill and trademarks; (ix) changes in the confectionery marketplace including actions taken by major retailers and customers; (x) customer, consumer and competitor response to marketing programs and price and product weight adjustments, and new products; (xi) dependence on significant customers, including the volume and timing of their purchases, and availability of shelf space; (xii) increases in energy costs, including freight and delivery, that cannot be passed along to customers through increased prices due to competitive reasons; (xiii) any significant labor stoppages, strikes or production interruptions; (xiv) changes in governmental laws and regulations including taxes and tariffs; (xv) the adverse effects should the Company either voluntarily or involuntarily recall its product(s) from the marketplace; (xvi) the risk that the market value of Company’s investments could decline including being classified as “other-than-temporary” as defined; (xvii) the Company’s dependence on its enterprise resource planning computer system to manage its supply chain and customer deliveries, and the risk that the Company’s information technology systems fail to perform adequately or the Company is unable to protect such information technology systems against data corruption, cyber-based attacks or network security breaches; (xvii) the potential effects of adverse rulings by the bankruptcy court relating to the Jefferson County auction rate security; (xviii) the potential adverse effects on the Company of the plan to be developed by the Bakery and Confectionary Union and Industry Pension Fund Trustees to improve the funding status of the plan; and (xix) the potential effects of current and future macroeconomic conditions and geopolitical events.

FORWARD-LOOKING STATEMENTS

This discussion and certain other sections contain forward-looking statements that are based largely on the Company’s current expectations and are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by the use of words such as “anticipated,” “believe,” “expect,” “intend,” “estimate,” “project,” and other words of similar meaning in connection with a discussion of future operating or financial performance and are subject to certain factors, risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements.  Such factors, risks, trends and uncertainties, which in some instances are beyond the Company’s control, include the overall competitive environment in the Company’s industry, changes in assumptions and judgments discussed above under the heading “Significant Accounting Policies and Estimates,” and factors identified and referred to above under the heading “Risk Factors.”

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to various market risks, including fluctuations in sugar, corn syrup, edible oils, including soybean oil, cocoa, dextrose, milk and whey, and gum-base input ingredients and packaging and fuel costs principally relating to freight and delivery fuel surcharges.  The Company is exposed to exchange rate fluctuations in the Canadian dollar which is the currency used for a portion of the raw material and packaging material costs and operating expenses at its Canadian plants.  The Company invests in securities with maturities or auction dates of up to three years, the majority of which are held to maturity, which limits the Company’s exposure to interest rate fluctuations.  There has been no material change in the Company’s market risks that would significantly affect the disclosures made in the Form 10-K for the year ended December 31, 2011.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, the Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2012 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

TOOTSIE ROLL INDUSTRIES, INC.

AND SUBSIDIARIES

ITEM 2.                             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes purchases of the Company’s Common Stock during the quarter ended March 31, 2012:

				Approximate Dollar
	(a) Total		Shares	Value of Shares that
	Number of	(b) Average	Purchased as Part of	May Yet Be Purchased
	Shares	Price Paid per	Publicly Announced Plans	Under the Plans
Period	Purchased	Share	Or Programs	or Programs

JAN 1 TO JAN 28	61,189	$23.60	NOT APPLICABLE	NOT APPLICABLE

JAN 29 TO FEB 25	52,473	23.83	NOT APPLICABLE	NOT APPLICABLE

FEB 26 TO MAR 31	65,000	23.78	NOT APPLICABLE	NOT APPLICABLE

TOTAL	178,662	$23.73	NOT APPLICABLE	NOT APPLICABLE

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

TOOTSIE ROLL INDUSTRIES, INC.

Date:	May 10, 2012	BY:	/S/MELVIN J. GORDON
Melvin J. Gordon
Chairman and Chief
Executive Officer

Date:	May 10, 2012	BY:	/S/G. HOWARD EMBER, JR.
G. Howard Ember, Jr.
Vice President Finance and
Chief Financial Officer