Form 10-Q
period 2012-06-30
TOOTSIE ROLL INDUSTRIES INC
filed 2012-08-09
CIK 98677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (June 30, 2012).

Class	Outstanding

Common Stock, $.69 4/9 par value	37,273,346
Class B Common Stock, $.69 4/9 par value	21,640,941

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES

June 30, 2012

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  See “Forward-Looking Statements” under Part I — Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands)    (UNAUDITED)

	June 30, 2012	December 31, 2011	July 2, 2011

ASSETS
CURRENT ASSETS
Cash & cash equivalents	$66,617	$78,612	$41,282
Investments	12,820	10,895	10,324
Trade accounts receivable,
Less allowances of $1,502, $1,731 & $1,661	26,010	41,895	26,862
Other receivables	3,654	3,391	7,043
Inventories, at cost
Finished goods & work in process	62,867	42,676	74,506
Raw material & supplies	33,112	29,084	30,784
Prepaid expenses	5,777	5,070	8,103
Deferred income taxes	578	578	682

Total current assets	211,435	212,201	199,586

PROPERTY, PLANT & EQUIPMENT, at cost

Land	21,653	21,939	21,659
Buildings	107,891	107,567	103,002
Machinery & equipment	323,046	322,993	307,325
Construction in progress	7,940	2,598	15,221
	460,530	455,097	447,207
Less-accumulated depreciation	252,784	242,935	234,714
Net property, plant and equipment	207,746	212,162	212,493

OTHER ASSETS

Goodwill	73,237	73,237	73,237
Trademarks	175,024	175,024	175,024
Investments	114,889	96,161	103,835
Split dollar officer life insurance	70,549	74,209	74,441
Prepaid expenses	1,564	3,212	5,034
Equity method investment	3,270	3,935	4,751
Deferred income taxes	7,723	7,715	9,106
Total other assets	446,256	433,493	445,428

Total assets	$865,437	$857,856	$857,507

(The accompanying notes are an integral part of these statements.)

(in thousands except per share data)    (UNAUDITED)

	June 30, 2012	December 31, 2011	July 2, 2011

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$14,374	$10,683	$13,869
Dividends payable	4,714	4,603	4,635
Accrued liabilities	42,889	43,069	41,197
Total current liabilities	61,977	58,355	59,701

NONCURRENT LIABILITIES

Deferred income taxes	43,311	43,521	46,651
Postretirement health care and life insurance benefits	27,625	26,108	21,709
Industrial development bonds	7,500	7,500	7,500
Liability for uncertain tax positions	7,580	8,345	10,074
Deferred compensation and other liabilities	51,644	48,092	48,866
Total noncurrent liabilities	137,660	133,566	134,800

SHAREHOLDERS’ EQUITY

Common stock, $.69-4/9 par value- 120,000 shares authorized; 37,273, 36,479 & 36,890, respectively, issued	25,884	25,333	25,618
Class B common stock, $.69-4/9 par value- 40,000 shares authorized; 21,641, 21,025 & 21,040, respectively, issued	15,028	14,601	14,611
Capital in excess of par value	563,859	533,677	543,503
Retained earnings	82,931	114,269	94,366
Accumulated other comprehensive loss	(19,910)	(19,953)	(13,100)
Treasury stock (at cost)- 73, 71 & 71 shares, respectively	(1,992)	(1,992)	(1,992)
Total shareholders’ equity	665,800	665,935	663,006
Total liabilities and shareholders’ equity	$865,437	$857,856	$857,507

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

EARNINGS, COMPREHENSIVE EARNINGS AND RETAINED EARNINGS

(in thousands except per share amounts)    (UNAUDITED)

	Quarter Ended
	June 30, 2012	July 2, 2011

Net product sales	$108,156	$104,884
Rental and royalty revenue	983	936

Total revenue	109,139	105,820

Product cost of goods sold	72,858	70,986
Rental and royalty cost	250	238

Total costs	73,108	71,224

Product gross margin	35,298	33,898
Rental and royalty gross margin	733	698

Total gross margin	36,031	34,596

Selling, marketing and administrative expenses	25,022	26,171

Earnings from operations	11,009	8,425

Other income (expense), net	(444)	1,001

Earnings before income taxes	10,565	9,426
Provision for income taxes	3,054	2,940
Net earnings	7,511	6,486

Net earnings per share	$0.13	$0.11
Dividends per share *	$0.08	$0.08

Average number of shares outstanding	58,911	59,725

Other comprehensive income (loss), before tax
Foreign currency translation adjustments	(1,510)	448

Unrealized gains for the period on investments	514	1,965
Less: reclassification adjustment for gains in net earnings	—	—
Unrealized gains on investments	514	1,965

Unrealized losses for the period on derivatives	(699)	—
Less: reclassification adjustment for losses in net earnings	(115)	(1,607)
Unrealized losses on derivatives	(814)	(1,607)

Total other comprehensive income (loss), before tax	(1,810)	806
Income tax benefit (expense) related to items of other comprehensive income	181	(174)

Comprehensive earnings	$5,882	$7,118

Retained earnings at beginning of period	$80,128	$92,509
Net earnings	7,511	6,486
Cash dividends	(4,708)	(4,629)
Stock dividends	—	—

Retained earnings at end of period	$82,931	$94,366

*Does not include 3% stock dividend to shareholders of record on 3/6/12 and 3/8/11.

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

EARNINGS, COMPREHENSIVE EARNINGS AND RETAINED EARNINGS

(in thousands except per share amounts)    (UNAUDITED)

	Year to Date Ended
	June 30, 2012	July 2, 2011

Net product sales	$217,919	$213,207
Rental and royalty revenue	2,040	2,008

Total revenue	219,959	215,215

Product cost of goods sold	147,763	144,510
Rental and royalty cost	507	508

Total costs	148,270	145,018

Product gross margin	70,156	68,697
Rental and royalty gross margin	1,533	1,500

Total gross margin	71,689	70,197

Selling, marketing and administrative expenses	52,261	52,135

Earnings from operations	19,428	18,062

Other income, net	2,891	3,993

Earnings before income taxes	22,319	22,055
Provision for income taxes	6,034	7,239
Net earnings	16,285	14,816

Net earnings per share	$0.28	$0.25
Dividends per share *	$0.16	$0.16

Average number of shares outstanding	58,987	59,764

Other comprehensive income (loss), before tax
Foreign currency translation adjustments	341	1,450

Unrealized gains (losses) for the period on investments	(32)	1,776
Less: reclassification adjustment for gains (losses) in net earnings	—	—
Unrealized gains (losses) on investments	(32)	1,776

Unrealized losses for the period on derivatives	(193)	(859)
Less: reclassification adjustment for losses in net earnings	(282)	(6,001)
Unrealized losses on derivatives	(475)	(6,860)

Total other comprehensive loss, before tax	(166)	(3,634)
Income tax benefit related to items of other comprehensive income	209	1,747

Comprehensive earnings	$16,328	$12,929

Retained earnings at beginning of period	$114,269	$135,866
Net earnings	16,285	14,816
Cash dividends	(9,289)	(9,141)
Stock dividends	(38,334)	(47,175)

Retained earnings at end of period	$82,931	$94,366

*Does not include 3% stock dividend to shareholders of record on 3/6/12 and 3/8/11.

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)       (UNAUDITED)

	Year to Date Ended
	June 30, 2012	July 2, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings	$16,285	$14,816
Adjustments to reconcile net earnings to net cash from (used in) operating activities:
Depreciation and amortization	9,844	9,255
(Gain) loss from equity method investment	589	(133)
Amortization of marketable security premiums	765	513
Changes in operating assets and liabilities:
Accounts receivable	15,954	10,765
Other receivables	(738)	710
Inventories	(24,114)	(48,340)
Prepaid expenses and other assets	5,406	84
Accounts payable and accrued liabilities	3,467	995
Income taxes payable and deferred	(1,548)	(3,708)
Postretirement health care and life insurance benefits	1,517	1,020
Deferred compensation and other liabilities	1,235	828
Other	212	385

Net cash from (used in) operating activities	28,874	(12,810)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(5,373)	(6,067)
Net purchases of trading securities	(2,167)	(2,724)
Purchase of available for sale securities	(20,071)	(37,142)
Sale and maturity of available for sale securities	3,094	1,275

Net cash used in investing activities	(24,517)	(44,658)

CASH FLOWS FROM FINANCING ACTIVITIES:

Shares purchased and retired	(7,076)	(8,069)
Dividends paid in cash	(9,276)	(9,157)

Net cash used in financing activities	(16,352)	(17,226)

Decrease in cash and cash equivalents	(11,995)	(74,694)
Cash and cash equivalents at beginning of year	78,612	115,976

Cash and cash equivalents at end of quarter	$66,617	$41,282

Supplemental cash flow information:
Income taxes paid, net	$8,550	$7,941
Interest paid	$20	$29
Stock dividend issued	$38,237	$47,053

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

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

Results of operations for the period ended June 30, 2012 are not necessarily indicative of results to be expected for the year to end December 31, 2012 because of the seasonal nature of the Company’s operations.  Historically, the third quarter has been the Company’s largest sales quarter due to Halloween sales.

Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued new accounting rules related to fair value measurements. The new accounting rules clarify some existing concepts, eliminate wording differences between Generally Accepted Accounting Principles in the United States of America (GAAP) and International Financial Reporting Standards (IFRS), and in some limited cases, change some principles to achieve convergence between GAAP and IFRS. The new accounting rules result in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and IFRS. The new accounting rules also expand the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The adoption of the new accounting rules did not have a material effect on the Company’s financial condition, results of operations or cash flows.

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

Note 2 — Average Shares Outstanding

Average shares outstanding for the period ended June 30, 2012 reflect stock purchases of 306 shares for $7,076 and a 3% stock dividend distributed on April 5, 2012. Average shares outstanding for the period ended July 2, 2011 reflect stock purchases of 283 shares for $8,069 and a 3% stock dividend distributed on April 7, 2011.

Note 3 — Income Taxes

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions.  The Company remains subject to examination by U.S. federal and state and foreign tax authorities for the years 2008 through 2011.  Certain foreign jurisdictions are subject to examinations for the years 2005 through 2011. The Company effectively settled a state tax examination and recovered foreign income taxes from prior years resulting in a reduction in the provision for income taxes and an increase in net earnings of $1,301 during the first half 2012.

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

As of June 30, 2012, December 31, 2011 and July 2, 2011, the Company held certain financial assets that are required to be measured at fair value on a recurring basis.  These included derivative hedging instruments related to the purchase of certain raw materials and foreign currencies, investments in trading securities and available for sale securities, including an auction rate security.  The Company’s available-for-sale and trading securities principally consist of municipal bonds and mutual funds that are publicly traded.

The following table presents information about the Company’s financial assets and liabilities measured at fair value as of June 30, 2012, December 31, 2011 and July 2, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Estimated Fair Value June 30, 2012
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$66,617	$66,617	$—	$—
Auction rate security	7,453	—	—	7,453
Available-for-sale securities excluding the auction rate security	74,016	—	74,016	—
Foreign currency forward contracts	70	—	70	—
Commodity futures contracts	(132)	(132)	—	—
Commodity options contracts	(18)	(18)	—	—
Trading securities	46,240	46,240	—	—
Total assets measured at fair value	$194,246	$112,707	$74,086	$7,453

	Estimated Fair Value December 31, 2011
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$78,612	$78,612	$—	$—
Auction rate security	7,453	—	—	7,453
Available-for-sale securities excluding the auction rate security	57,835	—	57,835	—
Foreign currency forward contracts	205	—	205	—
Commodity futures contracts	203	203	—	—
Commodity options contracts	—	—	—	—
Trading securities	41,768	41,768	—	—
Total assets measured at fair value	$186,076	$120,583	$58,040	$7,453

	Estimated Fair Value July 2, 2011
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$41,282	$41,282	$—	$—
Auction rate security	8,130	—	—	8,130
Available-for-sale securities excluding the auction rate security	62,953	—	62,953	—
Foreign currency forward contracts	368	—	368	—
Commodity futures contracts	573	573	—	—
Commodity options contracts	565	565	—	—
Trading securities	43,076	43,076	—	—
Total assets measured at fair value	$156,947	$85,496	$63,321	$8,130

As of June 30, 2012, the Company’s long term investments included an auction rate security, Jefferson County Alabama Sewer Revenue Refunding Warrants, reported at a fair value of $7,453 after reflecting a $5,140 other than temporary impairment and a $957 temporary decline in market value against its $13,550 par value and original cost.  This other-than-temporary impairment was recorded in other income (expense), net in 2008.  In 2008, this auction rate security was determined to be other-than-temporarily impaired due to the duration and severity of the decline in fair value.  At June 30, 2012, the Company estimated the fair value of this auction rate security utilizing market comparable bonds.  The significant unobservable inputs used in the fair value measurement of the reporting entity’s auction rate securities are the market prices on fixed income securities with terms similar to those of the auction rate securities.  Significant increases or decreases in these inputs in isolation would result in a significantly lower or higher fair value measurement. The trading range of these inputs was between 54% and 64%, with a weighted average of 60%, of the original par value.  The Company classified this auction rate security as non-current and has included it in long term investments on the Condensed Consolidated Statements of Financial Position at June 30, 2012, December 31, 2011 and July 2, 2011 because the Company believes that the current condition of the auction rate security market may take more than twelve months to improve.  Jefferson County is in bankruptcy and has asked the bankruptcy court judge to divert some money to municipal sewer repairs that would have otherwise gone to pay debtholders and other creditors. A ruling in favor of the county could further reduce the market value of this auction rate security resulting in an additional other-than-temporary impairments and charges to net earnings. The Company is not currently able to determine the outcome of this bankruptcy, or the amount and timing of the ultimate net proceeds that it may recover. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding Jefferson County auction rate security.

The following table presents additional information about the Company’s financial instruments (an auction rate security) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at June 30, 2012 and July 2, 2011:

	2012	2011

Balance at January 1	$7,453	$6,775
Unrealized gain in other comprehensive earnings	—	1,355

Balance at June 30 and July 2, respectively	$7,453	$8,130

Management believes that the economic situation in Spain is likely to result in additional equity method operating losses in the foreseeable future, and consequently, the Company’s equity investment (current carrying value is $3,270) may suffer an other than temporary decline in value at a future date. Should such a decline in value occur, the Company may be required to recognize a partial or full impairment of this investment asset.

The $7,500 carrying amount of the Company’s industrial revenue development bonds at June 30, 2012 and July 2, 2011 approximates its estimated fair value as the bonds have a floating interest rate.

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

The following table summarizes the Company’s outstanding derivative contracts and their effects on its Condensed Consolidated Statements of Financial Position at June 30, 2012, December 31, 2011 and July 2, 2011:

	June 30, 2012
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$4,350	$70	$—
Commodity futures contracts	3,738	56	(188)
Commodity option contracts	171	1	—
Total derivatives designated as hedges		127	(188)
Derivatives not designated as hedging instruments:
Commodity futures contracts	1,290	14	(33)
Total derivatives not designated as hedges		14	(33)
Total derivatives		$141	$(221)

	December 31, 2011
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$13,044	$205	$—
Commodity futures contracts	4,557	341	(138)
Commodity option contracts	—	—	—
Total derivatives		$546	$(138)

	July 2, 2011
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$1,192	$368	$—
Commodity futures contracts	7,773	615	(42)
Commodity option contracts	1,160	566	(1)
Total derivatives designated as hedges		1,549	(43)
Derivatives not designated as hedging instruments:
Commodity option contracts	370	—	—
Total derivatives not designated as hedges		—	—
Total derivatives		$1,549	$(43)

The effects of derivative instruments on the Company’s Condensed Consolidated Statement of Earnings, Comprehensive Earnings and Retained Earnings for quarters and years to date ended June 30, 2012 and July 2, 2011 are as follows:

	For Quarter Ended June 30, 2012
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain(Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$(124)	$115	$—
Commodity futures contracts	(543)	30	—
Commodity option contracts	(32)	(30)	—

Total	$(699)	$115	$—

	For Quarter Ended July 2, 2011
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$13	$244	$—
Commodity futures contracts	1,614	1,415	—
Commodity option contracts	(1,627)	(52)	—

Total	$—	$1,607	$—

	For Year to Date Ended June 30, 2012
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain(Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$128	$264	$—
Commodity futures contracts	(287)	48	—
Commodity option contracts	(34)	(30)	—

Total	$(193)	$282	$—

	For Year to Date Ended July 2, 2011
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$121	$695	$—
Commodity futures contracts	3,856	5,593	—
Commodity option contracts	(4,836)	(287)	—

Total	$(859)	$6,001	$—

During the quarters and years to date ended June 30, 2012 and July 2, 2011, the Company recognized earnings/(losses) of $7 and $(105), and $53 and $16 respectively, related to mark-to-market accounting for certain commodity option and future contracts.

Note 6 — Pension Plans

In April 2012, the Company received an Annual Funding Notice and a Notice of Funded Status (Notices), as defined by the Pension Protection Act (PPA), from the Bakery and Confectionery Union and Industry International Pension Fund (Fund), a multi-employer defined benefit pension plan (Plan) for certain Company union employees and the employees of more than two hundred other employers. The Notices indicate that the Fund’s actuary has certified that the Plan is 65.8% funded as of January 1, 2012. This funding percentage is based on actuarial values and not market values of investments which may be lower. As of January 1, 2011 the Plan was 83.6% funded based on the actuarial value of investments, however, it was only 70.0% funded based on the then current market value of its investments.  The Fund’s actuary has certified to the U.S. Department of the Treasury that the Plan is in critical status, the “Red Zone”, as defined by the PPA.

The Trustees of the Fund (Trustees) have advised that one of the largest contributors to the Fund filed for bankruptcy and ceased making contributions to the Fund in 2011, and that the Fund has failed to achieve investment performance returns needed to maintain a favorable funding status. The Trustees have advised that the aforementioned are some of the reasons for the Fund’s deterioration to critical status. As of January 1, 2011 plan valuation date, the Plan had 116,708 participants, of which 32,449 (28%) were active participants, 54,470 (47%) were retired or separated from service and receiving benefits, and 29,789 (26%) were retired or separated from service and entitled to receive future benefits. The PPA requires that plans in critical status develop a plan (Rehabilitation Plan) to improve the Fund’s funded status, including that contributing employers pay a surcharge to help correct the plan’s financial situation.  In the event that a plan does not have the financial resources to pay benefits at a level specified by law then it must apply to the Pension Benefits Guaranty Corporation for government financial assistance.

The Company’s contributions to the Fund increased to reflect a 5% surcharge effective June 1, 2012, and an additional 5% surcharge will become effective January 1, 2013. Company contributions to the Fund were $2,046 and $1,923 in calendar years 2011 and 2010, respectively. During the second quarter, the Company was further advised by the Plan that its estimate of the Company’s liability upon a withdrawal from the Plan as of January 1, 2011 was $21,120. Subsequent to the end of second quarter 2012, the Company was further advised by the Plan that its revised estimate of the Company’s withdrawal liability as of January 1, 2012 was $37,200. The Company will evaluate the Rehabilitation Plan when it becomes available.  Although the Company does not currently plan to withdraw from the Plan, the Company will be evaluating all of its options, including withdrawal from the Plan.  In the event that the Company withdraws from the Plan, the then applicable withdrawal liability would be determined and payable to the Plan at that time. The Company is currently unable to determine the ultimate outcome to the above discussed matter and therefore, is unable to determine the effects on its consolidated financial statements, but, the ultimate outcome could be material to its consolidated results of operations in one or more periods.

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

Net product sales were $108,156 in second quarter 2012 compared to $104,884 in second quarter 2011, an increase of $3,272 or 3.1%.  First half 2012 net product sales were $217,919 compared to $213,207 in first half 2011, an increase of $4,712 or 2.2%.  Second quarter and year to date 2012 benefited from effective sales programs and price increases needed to recover higher input costs.

Product cost of goods sold were $72,858 in second quarter 2012 compared to $70,986 in second quarter 2011, and first half 2012 product cost of goods sold were $147,763 compared to $144,510 in first half 2011.  Product cost of goods sold includes $(223) and $82 of deferred compensation expense (income) in second quarter 2012 and 2011, respectively, and $516 and $417 of deferred compensation expense in first half 2012 and 2011, respectively.  Changes in deferred compensation expense principally result from the increase or decrease in the market value of investments in trading securities relating to compensation deferred in previous years and are not reflective of current operating results.  Adjusting for the aforementioned changes in deferred compensation expense, product cost of goods sold increased from $70,904 in second quarter 2011 to $73,081 in second quarter 2012, an increase of $2,177 or 3.1%; and increased from $144,093 in first half 2011 to $147,247 in first half 2012, an increase of $3,154 or 2.2%.  As a percentage of net product sales, adjusted product cost of goods sold was 67.6% in both second quarter 2011 and 2012; and adjusted product cost of goods sold was 67.6% in both first half 2011 and 2012  as a percent of sales.  Although second quarter and year to date 2012 reflects increased selling prices, higher input costs for ingredients and packaging materials mitigated many of the benefits.

Selling, marketing and administrative expenses were $25,022 in second quarter 2012 compared to $26,171 in second quarter 2011, and first half 2012 and 2011 selling, marketing and administrative expenses were $52,261 and $52,135, respectively.  Selling, marketing and administrative expenses includes $(786) and $280 of deferred compensation expense (income) in second quarter 2012 and 2011, respectively, and $1,789 and $1,432 of deferred compensation expense in first half 2012 and 2011, respectively.  As discussed above, these changes in deferred compensation expense principally result from changes in the market value of investments in trading securities relating to compensation deferred in previous years and are not reflective of current operating results.  Adjusting for the aforementioned changes in deferred compensation expense, selling, marketing and administrative expenses decreased from $25,891 in second quarter 2011 to $25,808 in second quarter 2012, a decrease of $83 or 0.3%, and selling, marketing and administrative expenses decreased from $50,703 in first half 2011 to $50,472 in first half 2012, a decrease of $231 or 0.5%.  As a percentage of net product sales, adjusted selling, marketing and administrative expenses favorably decreased from 24.7% in second quarter 2011 to 23.9% in second quarter 2012, a decrease of 0.8% as a percent of sales; and adjusted selling, marketing and administrative expenses favorably decreased from 23.8% in first half 2011 to 23.2% in first half 2012, a decrease of 0.6%.  The decrease in selling marketing and administrative expenses for both the second quarter and first half were partially offset by higher rates and unit costs for freight and delivery expenses, including higher fuel surcharges, relating to customer deliveries.  However, aggregate freight, delivery, warehousing and distribution expenses as a percent of net product sales favorably decreased from 10.5% in second quarter 2011 to 9.8% in second quarter 2012, and from 10.0% in first half 2011 to 9.4% in first half 2012.

Earnings from operations were $11,009 in second quarter 2012 compared to $8,425 in second quarter 2011, and were $19,428 in first half 2012 compared to $18,062 in first half 2011.  Earnings from operations include deferred compensation expenses relating to corresponding changes in the market value of trading securities that hedge these liabilities as discussed above.  Adjusting for the aforementioned, operating earnings were $10,000 and $8,787 in second quarter 2012 and 2011, respectively, an increase of $1,213 or 13.8%; and operating earnings were $21,733 and $19,911 in first half 2012 and 2011, respectively, an increase of $1,822 or 9.2%. As a percentage of net product sales, these adjusted operating earnings were 9.2% and 8.4% in second quarter 2012 and 2011, respectively, a favorable increase of 0.8% as a percentage of net product sales; and operating earnings were 10.0% and 9.3% in first half 2012 and 2011, respectively, a favorable increase of 0.7% as a percentage of net product sales.  The above discussed increases in adjusted operating earnings principally reflect the favorable impact of price increases partially offset by higher input costs relating to ingredients, packaging materials and freight and delivery as discussed above.  Management believes the presentation in this and the preceding paragraphs relating to amounts adjusted for deferred compensation expense better reflects controllable costs affecting operating results for the second quarter and first half 2012 as compared to the corresponding prior year second quarter and first half period and, accordingly, provides additional insight of the underlying operations of the Company.

Other income, net, was $(444) in second quarter 2012 compared to $1,001 in second quarter 2011, an unfavorable change of $1,445; and Other income, net, was $2,891 in first half 2012 compared to $3,993 in first half 2011, an unfavorable change of $1,102. Other income, net includes gains (losses) in trading securities of $(1,009) and $362 for second quarter 2012 and 2011, respectively, and gains (losses) in trading securities of $2,305 and $1,849 for first half 2012 and 2011, respectively. Changes relating to trading securities principally reflect changes in the fair value of trading securities investments which are used as an economic hedge for deferred compensation liabilities, and are substantially offset by a like amount of deferred compensation (expense) or income included in product cost of goods sold and selling, marketing, and administrative expenses in the respective periods as discussed above.  Such changes principally reflect market appreciation or depreciation in the equity markets in the respective periods.

Other income, net for second quarter 2012 and 2011 includes the results of the Company’s 50% share of two Spanish companies which are accounted for using the equity method. Net earnings include these equity method gains (losses) of $($468) and $106 for second quarter 2012 and 2011 respectively, and ($589) and $133 for first half 2012 and 2011, respectively. Management believes that the economic situation in Spain is likely to result in additional equity method operating losses in the foreseeable future, and consequently, the Company’s equity investment (current carrying value is $3,270) may suffer an other than temporary decline in value at a future date. Should such a decline in value occur, the Company may be required to recognize a partial or full impairment of this investment asset.

Other income, net includes gains in foreign exchange of $605 and $136 for second quarter 2012 and 2011, respectively, and $413 and $1,311 for six months 2012 and 2011, respectively.

The consolidated effective tax rates were 28.9% and 31.2% in second quarter 2012 and 2011, respectively, and 27.0% and 32.8% in first half 2012 and 2011, respectively. The decrease in the effective tax rate in second quarter and first half 2012 principally reflects a receipt of claims made on foreign taxes paid in prior years and the reduction of uncertain tax positions resulting from the effective settlement of income tax examinations.

Net earnings were $7,511 in second quarter 2012 compared to $6,486 in second quarter 2011, and earnings per share were $0.13 and $0.11 in second quarter 2012 and second quarter 2011, respectively, an increase of $0.02 per share or 18.2%.  First half 2012 net earnings were $16,285 compared to first half 2011 net earnings of $14,816, a $1,469 or 9.9% increase.  First half net earnings per share were $0.28 in 2012 compared to $0.25 per share in first half 2011, an increase of $0.03 per share or 12.0%.  Earnings per share for second quarter and first half 2012 did benefit from the reduction in average shares outstanding resulting from common stock purchases in the open market by the Company.  Average shares outstanding decreased from 59,725 in second quarter 2011 to 58,911 in second quarter 2012, and from 59,764 in first half 2011 to 58,987 in first half 2012.

Goodwill and intangibles are assessed annually as of December 31 or whenever events or circumstances indicate that the carrying values may not be recoverable from future cash flows.  The Company has not ascertained any triggering events, as defined, or other adverse information that would indicate a material impairment of its goodwill or intangibles in second quarter or first half 2012.

In April 2012, the Company received an Annual Funding Notice and a Notice of Funded Status (Notices), as defined by the Pension Protection Act (PPA), from the Bakery and Confectionery Union and Industry International Pension Fund (Fund), a multi-employer defined benefit pension plan (Plan) for certain Company union employees and the employees of more than two hundred other employers. The Notices indicate that the Fund’s actuary has certified that the Plan is 65.8% funded as of January 1, 2012. This funding percentage is based on actuarial values and not market values of investments which may be lower. As of January 1, 2011 the Plan was 83.6% funded based on the actuarial value of investments, however, it was only 70.0% funded based on the then current market value of its investments.  The Fund’s actuary has certified to the U.S. Department of the Treasury that the Plan is in critical status, the “Red Zone”, as defined by the PPA.

The Trustees of the Fund (Trustees) have advised that one of the largest contributors to the Fund filed for bankruptcy and ceased making contributions to the Fund in 2011, and that the Fund has failed to achieve investment performance returns needed to maintain a favorable funding status. The Trustees have advised that the aforementioned are some of the reasons for the Fund’s deterioration to critical status. As of January 1, 2011 plan valuation date, the Plan had 116,708 participants, of which 32,449 (28%) were active participants, 54,470 (47%) were retired or separated from service and receiving benefits, and 29,789 (26%) were retired or separated from service and entitled to receive future benefits. The PPA requires that plans in critical status develop a plan (Rehabilitation Plan) to improve the Fund’s funded status, including that contributing employers pay a surcharge to help correct the plan’s financial situation.  In the event that a plan does not have the financial resources to pay benefits at a level specified by law then it must apply to the Pension Benefits Guaranty Corporation for government financial assistance.

The Company’s contributions to the Fund increased to reflect a 5% surcharge effective June 1, 2012, and an additional 5% surcharge will become effective January 1, 2013. Company contributions to the Fund were $2,046 and $1,923 in calendar years 2011 and 2010, respectively. During the second quarter, the Company was further advised by the Plan that its estimate of the Company’s liability upon a withdrawal from the Plan as of January 1, 2011 was $21,120. Subsequent to the end of second quarter 2012, the Company was further advised by the Plan that its revised estimate of the Company’s withdrawal liability as of January 1, 2012 was $37,200. The Company will evaluate the Rehabilitation Plan when it becomes available.  Although the Company does not currently plan to withdraw from the Plan, the Company will be evaluating all of its options, including withdrawal from the Plan.  In the event that the Company withdraws from the Plan, the then applicable withdrawal liability would be determined and payable to the Plan at that time. The Company is currently unable to determine the ultimate outcome to the above discussed matter and therefore, is unable to determine the effects on its consolidated financial statements, but, the ultimate outcome could be material to its consolidated results of operations in one or more periods.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows from (used in) operating activities were $28,874 and $(12,810) in first half 2012 and 2011, respectively.  The $41,684 increase in cash flows from operating activities from first half 2011 to first half 2012 principally reflects changes in inventories as well as changes in other operating assets and liabilities, principally accounts receivable, prepaid expenses and other assets, accounts payable and accrued liabilities, and income taxes payable and deferred. The change in inventories primarily reflects the timing of customer orders, manufacturing of finished goods inventories for the back-to-school and Halloween selling season, and improved management of inventory levels.

Net cash used in investing activities was $24,517 in first half 2012 compared to $44,658 in first half 2011.  Cash flows from investing activities reflect $20,071 and $37,142 relating to the purchase of available for sale securities during first half 2012 and 2011, respectively.  First half 2012 and 2011 also includes capital expenditures of $5,373 and $6,067, respectively.  Capital expenditures for the 2012 year are anticipated to be generally in line with historical annualized spending, and are to be funded from the Company’s cash flow from operations and internal sources.

The Company had no bank borrowings or repayments in first half 2012 or 2011, and had no outstanding bank borrowings as of the end of first half 2012 or first half 2011.

Financing activities include Company common stock purchases and retirements of $7,076 and $8,069 in first half 2012 and 2011, respectively.  Cash dividends of $9,276 and $9,157 were paid in first half 2012 and 2011, respectively.  The increase in cash dividends reflects the annual 3% stock dividend issued in each of the years less the effects of Company common stock purchases and retirements.

The Company’s current ratio (current assets divided by current liabilities) was 3.4 to 1 as of the end of second quarter 2012 as compared to 3.6 to 1 as of the end of fourth quarter 2011 and 3.3 to 1 as of the end of second quarter 2011.  Net working capital was $149,458 as of the end of second quarter 2012 as compared to $153,846 and $139,885 as of the end of fourth and second quarters 2011, respectively.

The aforementioned net working capital amounts are principally reflected in aggregate cash and cash equivalents and short-term investments which totaled $79,437 as of the end of second quarter 2012 compared to $89,507 and $51,606 as of the end of fourth and second quarters 2011, respectively.  In addition, long term investments, principally debt securities comprising municipal bonds (including $7,453 of Jefferson County auction rate securities discussed below) and trading securities, were $114,889 as of the end of second quarter 2012, as compared to $96,161 and $103,835 as of the end of fourth and second quarters 2011, respectively.  Aggregate cash and cash equivalents and short and long-term investments were $194,326 as of the end of second quarter 2012, as compared to $185,668 and $155,441, as of the end of fourth and second quarters 2011, respectively.  The aforementioned includes $46,240, $41,768, and $43,076 as of the end of the second quarter 2012, and fourth and second quarters 2011, respectively, relating to trading securities which are used as an economic hedge for the Company’s deferred compensation liabilities.  Investments in municipal bonds and other debt securities that matured during second quarter 2012 and 2011 were generally used to purchase the Company’s common stock or were replaced with debt securities of similar maturities.

During 2008, the Company contributed $16,050 to a VEBA trust to fund the estimated future costs of certain employee health, welfare and other benefits.  The Company used the funds, as well as investment income in this VEBA trust, to pay the actual cost of such benefits during 2012 and 2011 and will continue to do so in future periods.  As of the end of the second quarter 2012, the VEBA trust holds $4,692 of aggregate cash, cash equivalents and investments; this asset value is included in prepaid expenses in the Company’s current and other assets.

As of the end of second quarter 2012 the Company’s long-term investments include $7,453 ($13,550 original cost) of Jefferson County Alabama Sewer Revenue Refunding Warrants, originally purchased with an insurance-backed AAA rating.  This is an auction rate security that is classified as an available for sale security.  Due to adverse events related to Jefferson County and its bond insurance carrier, Financial Guaranty Insurance Company (FGIC), as well as events in the credit markets, the auctions for this auction rate security have failed since 2008.  As such, the Company continues to estimate the fair value of this auction rate security utilizing a valuation model with Level 3 inputs, as defined by guidance.  This valuation model considered, among others items, a limited number of market trades, the credit risk of the collateral underlying the auction rate security, the credit risk of the bond insurer, interest rates, and the amount and timing of expected future cash flows including assumptions about the market expectation of the next successful auction or possible negotiated settlement between the County and debt holders.  The Company continues to receive all contractual interest payments on this auction rate security on a timely basis, there has been no default, it is insured by FGIC and the Company has the intent and ability to hold this auction rate security until recovery of its amortized cost basis.  Representatives of Jefferson County and the bondholders were in negotiations to reach a settlement agreeable to the bondholders and the insurers, and since a settlement could not be reached that was also agreeable to the state of Alabama which was asked to provide a form of future guarantee, the County filed for bankruptcy. FGIC is also in bankruptcy. Jefferson County has asked the bankruptcy court judge to divert some money to municipal sewer repairs that would have otherwise gone to pay debtholders and other creditors. Rulings by the bankruptcy court on this and other matters in favor of the county, and with adverse effects to the holders of warrants and other debt, could further reduce the market value of this auction rate security resulting in an additional other-than-temporary impairments and charges to net earnings. The Company is not currently able to determine the outcome of this bankruptcy, or the amount and timing of the ultimate net proceeds that it may recover.

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

RISK FACTORS

The Company’s operations and financial results are subject to a number of risks and uncertainties that could adversely affect the Company’s operating results and financial condition. Significant risk factors, that could impact the Company, include, without limitation, the following: (i) significant competitive activity, including advertising, promotional and price competition, and changes in consumer demand for the Company’s products; (ii) fluctuations in the cost and availability of commodities and ingredients, including the effects of adverse weather conditions, and packaging materials, and the ability to recover cost increases through product sales price increases; (iii) inherent risks in the marketplace, including uncertainties about trade and consumer acceptance of price increases and seasonal events such as Halloween; (iv) the effect of acquisitions on the Company’s results of operations and financial condition; (v) the effect of changes in foreign currencies on the Company’s foreign subsidiaries operating results, and the effect of the fluctuation of the Canadian dollar on products manufactured in Canada and marketed and sold in the United States in U.S. dollars; (vi) the Company’s reliance on third party vendors for various goods and services, including commodities used for ingredients that are primarily grown or sourced from foreign locations; (vii) the Company’s ability to successfully implement new production processes and lines, and new computer software systems; (viii) the effect of changes in assumptions, including discount rates, sales growth and profit margins and the capability to pass along higher ingredient and other input costs through price increases, relating to the Company’s impairment testing and analysis of its goodwill and trademarks; (ix) changes in the confectionery marketplace including actions taken by major retailers and customers; (x) customer, consumer and competitor response to marketing programs and price and product weight adjustments, and new products; (xi) dependence on significant customers, including the volume and timing of their purchases, and availability of shelf space; (xii) increases in energy costs, including freight and delivery, that cannot be passed along to customers through increased prices due to competitive reasons; (xiii) any significant labor stoppages, strikes or production interruptions; (xiv) changes in governmental laws and regulations including taxes and tariffs; (xv) the adverse effects should the Company either voluntarily or involuntarily recall its product(s) from the marketplace; (xvi) the risk that the market value of Company’s investments could decline including being classified as “other-than-temporary” as defined; (xvii) the Company’s dependence on its enterprise resource planning computer system to manage its supply chain and customer deliveries, and the risk that the Company’s information technology systems fail to perform adequately or the Company is unable to protect such information technology systems against data corruption, cyber-based attacks or network security breaches; (xviii) the potential effects of adverse rulings by the bankruptcy court relating to the investment in the Jefferson County auction rate security; (xix) the potential adverse effects on the Company of the plan to be developed by the Bakery and Confectionary Union and Industry Pension Fund Trustees to improve the funding status of the plan; (xx) the potential adverse effects of deteriorating economic conditions in Spain and elsewhere in Europe and the effects on the Company’s equity investment in two 50% owned Spanish companies, and (xxi) the potential effects of current and future macroeconomic conditions and geopolitical events.

FORWARD-LOOKING STATEMENTS

This discussion and certain other sections contain forward-looking statements that are based largely on the Company’s current expectations and are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by the use of words such as “anticipated,” “believe,” “expect,” “intend,” “estimate,” “project,” and other words of similar meaning in connection with a discussion of future operating or financial performance and are subject to certain factors, risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements.  Such factors, risks, trends and uncertainties, which in some instances are beyond the Company’s control, include the overall competitive environment in the Company’s industry, changes in assumptions and judgments discussed above under the heading “Significant Accounting Policies and Estimates,” and factors identified and referred to above under the heading “Risk Factors” and in our other filings with the Securities and Exchange Commission.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, the Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2012 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

TOOTSIE ROLL INDUSTRIES, INC.

AND SUBSIDIARIES

Item 1A.                          RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, carefully consider the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  The Company updated those risk factors to include the following risks associated with the potential adverse effects on the Company of a plan to be developed by the Bakery and Confectionary Union and Industry Pension Fund (the “Fund”) Trustees to improve the funding status of the Fund, which is a multi-employer defined benefit pension plan (the “Plan”) for certain Company union employees.  The Fund’s actuary has certified to the U.S. Department of the Treasury that the Plan is in critical status, the “Red Zone”, as defined by the Pension Protection Act.  See note 6 of the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on this matter, the text of which note is incorporated by reference herein.  The Company is currently unable to determine the ultimate outcome to the Company of this matter and, therefore, is unable to determine the effects on its consolidated financial statements, but the ultimate outcome could be material to its consolidated results of operations in one or more periods.

ITEM 2.                             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes purchases of the Company’s Common Stock during the quarter ended June 30, 2012:

				Approximate Dollar
	(a) Total		Shares	Value of Shares that
	Number of	(b) Average	Purchased as Part of	May Yet Be Purchased
	Shares	Price Paid per	Publicly Announced Plans	Under the Plans
Period	Purchased	Share	Or Programs	or Programs

APR 1 TO APR 28	46,589	$21.93	NOT APPLICABLE	NOT APPLICABLE

APR 29 TO MAY 26	7,978	22.14	NOT APPLICABLE	NOT APPLICABLE

MAY 27 TO JUN 30	72,500	22.43	NOT APPLICABLE	NOT APPLICABLE

TOTAL	127,067	$22.23	NOT APPLICABLE	NOT APPLICABLE

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

TOOTSIE ROLL INDUSTRIES, INC.

Date:	August 9, 2012	BY:	/S/MELVIN J. GORDON
Melvin J. Gordon
Chairman and Chief
Executive Officer

Date:	August 9, 2012	BY:	/S/G. HOWARD EMBER, JR.
G. Howard Ember, Jr.
Vice President Finance and
Chief Financial Officer