Form 10-Q
period 2012-09-29
TOOTSIE ROLL INDUSTRIES INC
filed 2012-11-07
CIK 98677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (September 29, 2012).

Class	Outstanding

Common Stock, $.69 4/9 par value	36,997,779
Class B Common Stock, $.69 4/9 par value	21,629,133

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES

September 29, 2012

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  See “Forward-Looking Statements” under Part I — Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands)  (UNAUDITED)

	September 29, 2012	December 31, 2011	October 1, 2011

ASSETS
CURRENT ASSETS
Cash & cash equivalents	$37,124	$78,612	$25,690
Investments	14,563	10,895	9,440
Trade accounts receivable,
Less allowances of $3,501, $1,731 & $2,621	111,578	41,895	96,743
Other receivables	6,539	3,391	4,386
Inventories, at cost
Finished goods & work in process	36,506	42,676	51,803
Raw material & supplies	28,925	29,084	30,614
Prepaid expenses	4,167	5,070	4,516
Deferred income taxes	600	578	621

Total current assets	240,002	212,201	223,813

PROPERTY, PLANT & EQUIPMENT, at cost

Land	21,694	21,939	21,542
Buildings	107,962	107,567	102,798
Machinery & equipment	323,277	322,993	305,582
Construction in progress	9,566	2,598	21,831
	462,499	455,097	451,753
Less-accumulated depreciation	258,112	242,935	238,395
Net property, plant and equipment	204,387	212,162	213,358

OTHER ASSETS

Goodwill	73,237	73,237	73,237
Trademarks	175,024	175,024	175,024
Investments	126,387	96,161	98,523
Split dollar officer life insurance	70,549	74,209	74,429
Prepaid expenses	680	3,212	4,029
Equity method investment	2,958	3,935	4,325
Deferred income taxes	8,015	7,715	8,291
Total other assets	456,850	433,493	437,858

Total assets	$901,239	$857,856	$875,029

(The accompanying notes are an integral part of these statements.)

(in thousands except per share data)  (UNAUDITED)

	September 29, 2012	December 31, 2011	October 1, 2011

LIABILITIES AND SHAREHOLDERS’ EQUITY CURRENT LIABILITIES
Accounts payable	$18,050	$10,683	$17,421
Dividends payable	4,689	4,603	4,627
Accrued liabilities	49,891	43,069	47,773
Income taxes payable	8,137	—	3,661
Total current liabilities	80,767	58,355	73,482

NONCURRENT LIABILITIES

Deferred income taxes	43,265	43,521	46,346
Postretirement health care and life insurance benefits	28,362	26,108	22,256
Industrial development bonds	7,500	7,500	7,500
Liability for uncertain tax positions	8,019	8,345	9,560
Deferred compensation and other liabilities	54,665	48,092	45,110
Total noncurrent liabilities	141,811	133,566	130,772

SHAREHOLDERS’ EQUITY

Common stock, $.69-4/9 par value- 120,000 shares authorized; 36,998, 36,479 & 36,807, respectively, issued	25,693	25,333	25,560
Class B common stock, $.69-4/9 par value- 40,000 shares authorized; 21,629, 21,025 & 21,032, respectively, issued	15,020	14,601	14,606
Capital in excess of par value	556,771	533,677	541,362
Retained earnings	101,171	114,269	108,599
Accumulated other comprehensive loss	(18,002)	(19,953)	(17,360)
Treasury stock (at cost)- 73, 71 & 71 shares, respectively	(1,992)	(1,992)	(1,992)
Total shareholders’ equity	678,661	665,935	670,775
Total liabilities and shareholders’ equity	$901,239	$857,856	$875,029

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

EARNINGS, COMPREHENSIVE EARNINGS AND RETAINED EARNINGS

(in thousands except per share amounts)   (UNAUDITED)

	Quarter Ended
	September 29, 2012	October 1, 2011

Net product sales	$200,274	$186,784
Rental and royalty revenue	908	1,072

Total revenue	201,182	187,856

Product cost of goods sold	135,852	132,230
Rental and royalty cost	232	264

Total costs	136,084	132,494

Product gross margin	64,422	54,554
Rental and royalty gross margin	676	808

Total gross margin	65,098	55,362

Selling, marketing and administrative expenses	32,685	25,425

Earnings from operations	32,413	29,937

Other income (expense), net	1,537	(3,777)

Earnings before income taxes	33,950	26,160
Provision for income taxes	11,027	7,305
Net earnings	22,923	18,855

Net earnings per share	$0.39	$0.32
Dividends per share *	$0.08	$0.08

Average number of shares outstanding	58,714	59,535

Other comprehensive income (loss), before tax
Foreign currency translation adjustments	1,303	(3,554)

Unrealized gains (losses) for the period on investments	869	(68)
Less: reclassification adjustment for (gains) losses in net income	—	—
Unrealized gains (losses) on investments	869	(68)

Unrealized gains (losses) for the period on derivatives	73	314
Less: reclassification adjustment for (gains) losses in net income	41	(1,551)
Unrealized gains (losses) on derivatives	114	(1,237)

Total other comprehensive income (loss), before tax	2,286	(4,859)
Income tax benefit (expense) related to items of other comprehensive income	(378)	599

Comprehensive earnings	$24,831	$14,595

Retained earnings at beginning of period	$82,931	$94,366
Net earnings	22,923	18,855
Cash dividends	(4,683)	(4,622)
Stock dividends	—	—

Retained earnings at end of period	$101,171	$108,599

*Does not include 3% stock dividend to shareholders of record on 3/6/12 and 3/8/11.

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

EARNINGS, COMPREHENSIVE EARNINGS AND RETAINED EARNINGS

(in thousands except per share amounts)   (UNAUDITED)

	Year to Date Ended
	September 29, 2012	October 1, 2011

Net product sales	$418,193	$399,991
Rental and royalty revenue	2,948	3,080

Total revenue	421,141	403,071

Product cost of goods sold	283,615	276,740
Rental and royalty cost	739	772

Total costs	284,354	277,512

Product gross margin	134,578	123,251
Rental and royalty gross margin	2,209	2,308

Total gross margin	136,787	125,559

Selling, marketing and administrative expenses	84,946	77,560

Earnings from operations	51,841	47,999

Other income, net	4,428	216

Earnings before income taxes	56,269	48,215
Provision for income taxes	17,061	14,544
Net earnings	39,208	33,671

Net earnings per share	$0.67	$0.56
Dividends per share *	$0.24	$0.24

Average number of shares outstanding	58,893	59,692

Other comprehensive income (loss), before tax
Foreign currency translation adjustments	1,644	(2,104)

Unrealized gains (losses) for the period on investments	837	1,708
Less: reclassification adjustment for (gains) losses in net income	—	—
Unrealized gains (losses) on investments	837	1,708

Unrealized gains (losses) for the period on derivatives	(120)	(545)
Less: reclassification adjustment for (gains) losses in net income	(241)	(7,552)
Unrealized gains (losses) on derivatives	(361)	(8,097)

Total other comprehensive loss, before tax	2,120	(8,493)
Income tax benefit related to items of other comprehensive income	(169)	2,346

Comprehensive earnings	$41,159	$27,524

Retained earnings at beginning of period	$114,269	$135,866
Net earnings	39,208	33,671
Cash dividends	(13,972)	(13,763)
Stock dividends	(38,334)	(47,175)

Retained earnings at end of period	$101,171	$108,599

*Does not include 3% stock dividend to shareholders of record on 3/6/12 and 3/8/11.

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)   (UNAUDITED)

	Year to Date Ended
	September 29, 2012	October 1, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings	$39,208	$33,671
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	14,992	14,465
(Gain) loss from equity method investment	963	(24)
Amortization of marketable security premiums	1,318	893
Changes in operating assets and liabilities:
Accounts receivable	(69,113)	(60,001)
Other receivables	(3,508)	2,692
Inventories	6,696	(26,376)
Prepaid expenses and other assets	7,009	4,571
Accounts payable and accrued liabilities	13,906	11,609
Income taxes payable and deferred	7,272	(145)
Postretirement health care and life insurance benefits	2,254	1,567
Deferred compensation and other liabilities	2,403	1,447
Other	715	(789)

Net cash from (used in) operating activities	24,115	(16,420)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(7,008)	(12,677)
Net purchases of trading securities	(2,489)	(2,967)
Purchase of available-for-sale securities	(33,502)	(38,722)
Sale and maturity of available-for-sale securities	5,743	4,559

Net cash used in investing activities	(37,256)	(49,807)

CASH FLOWS FROM FINANCING ACTIVITIES:

Shares purchased and retired	(14,363)	(10,271)
Dividends paid in cash	(13,984)	(13,788)

Net cash used in financing activities	(28,347)	(24,059)

Decrease in cash and cash equivalents	(41,488)	(90,286)
Cash and cash equivalents at beginning of year	78,612	115,976

Cash and cash equivalents at end of quarter	$37,124	$25,690

Supplemental cash flow information:
Income taxes paid, net	$10,651	$9,385
Interest paid	$27	$33
Stock dividend issued	$38,237	$47,053

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 29, 2012

(in thousands except per share amounts)   (UNAUDITED)

Note 1 — Significant Accounting Policies

General Information

Foregoing data has been prepared from the unaudited financial records of Tootsie Roll Industries, Inc. and Subsidiaries (the Company) and in the opinion of management, all adjustments necessary for a fair statement of the results for the interim period have been reflected.  All adjustments were of a normal and recurring nature.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s 2011 Annual Report on Form 10-K.

Results of operations for the period ended September 29, 2012 are not necessarily indicative of results to be expected for the year ending December 31, 2012 because of the seasonal nature of the Company’s operations.  Historically, the third quarter has been the Company’s largest sales quarter due to Halloween sales.

Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued new accounting rules related to fair value measurements. The new accounting rules clarify some existing concepts, eliminate wording differences between Generally Accepted Accounting Principles (GAAP) and International Financial Reporting Standards (IFRS), and in some limited cases, change some principles to achieve convergence between GAAP and IFRS. The new accounting rules result in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and IFRS. The new accounting rules also expand the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The adoption of the new accounting rules on January 1, 2012 did not have a material effect on the Company’s financial condition, results of operations or cash flows.

In June 2011, the FASB issued new accounting rules that require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. The new accounting rules eliminate the option to present components of other comprehensive income as part of the statement of equity. The adoption of the new accounting rules on January 1, 2012 did not have a material effect on the Company’s financial condition, results of operations or cash flows.

In September 2011, the FASB issued new accounting rules related to testing goodwill for impairment. The new accounting rules permit an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the two-step goodwill impairment test prescribed under current accounting rules. Otherwise, the two-step goodwill impairment test is not required. The adoption of the new accounting rules on January 1, 2012 did not have a material effect on the Company’s financial condition, results of operations or cash flows.

In July 2012, the FASB issued amendments to the indefinite-lived intangible asset impairment guidance which provides an option for companies to use a qualitative approach to test indefinite-lived intangible assets for impairment if certain conditions are met. The amendments are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012 (early adoption is permitted). The implementation of the amended accounting guidance is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

Note 2 — Average Shares Outstanding

Average shares outstanding for the period ended September 29, 2012 reflect stock purchases of 593 shares for $14,364 and a 3% stock dividend distributed on April 5, 2012. Average shares outstanding for the period ended October 1, 2011 reflect stock purchases of 373 shares for $10,271 and a 3% stock dividend distributed on April 7, 2011.

Note 3 — Income Taxes

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions.  The Company remains subject to examination by U.S. federal and certain state tax authorities for the years 2008 through 2011.  Certain foreign jurisdictions are subject to examinations for the years 2005 through 2011.

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

As of September 29, 2012, December 31, 2011 and October 1, 2011, the Company held certain financial assets that are required to be measured at fair value on a recurring basis.  These included derivative hedging instruments related to the purchase of certain raw materials and foreign currencies, investments in trading securities and available-for-sale securities, including an auction rate security.  The Company’s available-for-sale and trading securities principally consist of municipal bonds and mutual funds that are publicly traded.

The following table presents information about the Company’s financial assets and liabilities measured at fair value as of September 29, 2012, December 31, 2011 and October 1, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Estimated Fair Value September 29, 2012
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$37,124	$37,124	$—	$—
Auction rate security	8,130	—	—	8,130
Available-for-sale securities excluding the auction rate security	84,437	—	84,437	—
Foreign currency forward contracts	—	—	—	—
Commodity futures contracts	48	48	—	—
Commodity options contracts	100	100	—	—
Trading securities	48,382	48,382	—	—
Total assets measured at fair value	$178,221	$85,654	$84,437	$8,130

	Estimated Fair Value December 31, 2011
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$78,612	$78,612	$—	$—
Auction rate security	7,453	—	—	7,453
Available-for-sale securities excluding the auction rate security	57,835	—	57,835	—
Foreign currency forward contracts	205	—	205	—
Commodity futures contracts	203	203	—	—
Commodity options contracts	—	—	—	—
Trading securities	41,768	41,768	—	—
Total assets measured at fair value	$186,076	$120,583	$58,040	$7,453

	Estimated Fair Value October 1, 2011
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$25,690	$25,690	$—	$—
Auction rate security	8,130	—	—	8,130
Available-for-sale securities excluding the auction rate security	60,802	—	60,802	—
Foreign currency forward contracts	(108)	—	(108)	—
Commodity futures contracts	345	345	—	—
Commodity options contracts	—	—	—	—
Trading securities	39,031	39,031	—	—
Total assets measured at fair value	$133,890	$65,066	$60,694	$8,130

As of the end of third quarter 2012 the Company’s long-term investments include $8,130 ($13,550 original cost) of Jefferson County Alabama Sewer Revenue Refunding Warrants, originally purchased with an insurance-backed AAA rating.  This is an auction rate security that is classified as an available-for-sale security.  Due to adverse events related to Jefferson County and its bond insurance carrier, Financial Guaranty Insurance Company (FGIC), as well as events in the credit markets, the auctions for this auction rate security have failed since 2008.  As such, the Company continues to estimate the fair value of this auction rate security utilizing a valuation model with Level 3 inputs, as defined by guidance.  This valuation model considered, among others items, a limited number of market trades, the credit risk of the collateral underlying the auction rate security, the credit risk of the bond insurer, interest rates, and the amount and timing of expected future cash flows including assumptions about the market expectation of the next successful auction or possible negotiated settlement between the County and debt holders.  The trading range of these inputs was between 60% and 73% of the original par value.  The Company continues to receive all contractual interest payments on this auction rate security on a timely basis, there has been no default, it is insured by FGIC and the Company has the intent and ability to hold this auction rate security until recovery of its amortized cost basis.  Representatives of Jefferson County and the bondholders were in negotiations to reach a settlement agreeable to the bondholders and the insurers, and since a settlement could not be reached, the County filed for bankruptcy. FGIC is also in bankruptcy. Rulings by the bankruptcy court could have adverse effects to the holders of warrants and other debt, and further reduce the market value of this auction rate security resulting in an additional other-than-temporary impairments and charges to net earnings. The Company is not currently able to determine the outcome of this bankruptcy, or the amount and timing of the ultimate net proceeds that it may recover.

The following table presents additional information about the Company’s financial instruments (Jefferson County auction rate security) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at September 29, 2012 and October 1, 2011:

	2012	2011

Balance at January 1	$7,453	$6,775
Unrealized gain in other comprehensive earnings	677	1,355

Balance at September 29 and October 1, respectively	$8,130	$8,130

The fair value of the Company’s industrial revenue development bonds at September 29, 2012 and October 1, 2011 were valued using Level 2 inputs which approximates the carrying value of $7,500 for both periods. Interest rates on these bonds reset weekly based on current market conditions.

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

The following table summarizes the Company’s outstanding derivative contracts and their effects on its Condensed Consolidated Statements of Financial Position at September 29, 2012, December 31, 2011 and October 1, 2011:

	September 29, 2012
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Commodity futures contracts	$2,252	$53	$(5)
Total derivatives designated as hedges		53	(5)
Derivatives not designated as hedging instruments:
Commodity futures contracts	841	100	—
Total derivatives not designated as hedges		100	—
Total derivatives		$153	$(5)

	December 31, 2011
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$13,044	$205	$—
Commodity futures contracts	4,557	341	(138)
Total derivatives		$546	$(138)

	October 1, 2011
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$7,840	$—	$(108)
Commodity futures contracts	5,473	445	(100)
Total derivatives		$445	$(208)

The effects of derivative instruments on the Company’s Condensed Consolidated Statement of Earnings, Comprehensive Earnings and Retained Earnings for quarters and years to date ended September 29, 2012 and October 1, 2011 are as follows:

	For Quarter Ended September 29, 2012
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain(Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$94	$164	$—
Commodity futures contracts	(20)	(200)	—
Commodity option contracts	(1)	(5)	—

Total	$73	$(41)	$—

	For Quarter Ended October 1, 2011
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$(116)	$359	$—
Commodity futures contracts	982	1,210	—
Commodity option contracts	(552)	(18)	—

Total	$314	$1,551	$—

	For Year to Date Ended September 29, 2012
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain(Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$222	$428	$—
Commodity futures contracts	(307)	(152)	—
Commodity option contracts	(35)	(35)	—

Total	$(120)	$241	$—

	For Year to Date Ended October 1, 2011
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$4	$1,054	$—
Commodity futures contracts	4,839	6,803	—
Commodity option contracts	(5,388)	(305)	—

Total	$(545)	$7,552	$—

During the quarters and years to date ended September 29, 2012 and October 1, 2011, the Company recognized earnings/(losses) of $27 and $(16), and $80 and $172 respectively, related to mark-to-market accounting for certain commodity option and future contracts.

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

The Trustees of the Fund (Trustees) have advised that one of the largest contributors to the Fund filed for bankruptcy and ceased making contributions to the Fund in 2011, and that the Fund has achieved less favorable investment performance returns needed to maintain a favorable funding status. The Trustees have advised that the aforementioned are some of the reasons for the Fund’s deterioration to critical status. As of January 1, 2011 plan valuation date, the BC&T Plan had 116,708 participants, of which 32,449 (28%) were active participants, 54,470 (47%) were retired or separated from service and receiving benefits, and 29,789 (26%) were retired or separated from service and entitled to receive future benefits. The PPA requires that plans in critical status develop a plan to improve the Fund’s funded status, including that contributing employers pay a surcharge to help correct the plan’s financial situation.  In the event that a plan does not have the financial resources to pay benefits at a level specified by law then it must apply to the Pension Benefits Guaranty Corporation for government financial assistance.

The Company’s contributions to the Fund increased to reflect a 5% surcharge effective June 1, 2012, and an additional 5% surcharge will become effective January 1, 2013. Company contributions to the Fund were $2,046 and $1,923 in calendar years 2011 and 2010, respectively. The Company was further advised by the BC&T Plan that if the Company had withdrawn from the Plan in 2011 its withdrawal liability, as defined, would have been $21,120. The Company was further advised by the Plan that its withdrawal liability for the current calendar year was estimated to be $37,200. Although the Company does not currently plan to withdraw from the Plan, the Company is exploring various alternatives, including the withdrawal from this Plan. Should the Company actually withdraw from the plan at a future date, a withdrawal liability would be payable to the Plan. The Company is currently unable to determine the ultimate outcome to the above discussed matter and therefore, is unable to determine the effects on its consolidated financial statements, but, the ultimate outcome could be material to its consolidated results of operations in one or more periods.

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

Net product sales were $200,274 in third quarter 2012 compared to $186,784 in third quarter 2011, an increase of $13,490 or 7.2%.  Nine months 2012 net product sales were $418,193 compared to $399,991 in nine months 2011, an increase of $18,202 or 4.6%.  Third quarter and year to date 2012 benefited from effective marketing and sales programs, including back-to-school and pre-Halloween programs, and price increases needed to recover rising commodity and other input costs experienced in recent years.  Third quarter and nine months 2012 net product sales were also favorably affected by the timing of certain customer sales in third and fourth quarter 2012.

Product cost of goods sold were $135,852 in third quarter 2012 compared to $132,230 in third quarter 2011, and nine months 2012 product cost of goods sold were $283,615 compared to $276,740 in nine months 2011.  Product cost of goods sold includes $407 and $(915) of deferred compensation expense (income) in third quarter 2012 and 2011, respectively, and $923 and $(497) of deferred compensation expense (income) in nine months 2012 and 2011, respectively.  Changes in deferred compensation expense principally result from the increase or decrease in the market value of investments in trading securities relating to compensation deferred in previous years and are not reflective of current operating results.  Adjusting for the aforementioned changes in deferred compensation expense, product cost of goods sold increased from $133,145 in third quarter 2011 to $135,445 in third quarter 2012, an increase of $2,300 or 1.7%; and increased from $277,237 in nine months 2011 to $282,692 in nine months 2012, an increase of $5,455 or 2.0%.  As a percentage of net product sales, adjusted product cost of goods sold was 67.6% in third quarter 2012 compared to 71.3% in third quarter 2011, a favorable improvement of 3.7% as a percentage of sales; and adjusted product cost of goods sold was 67.6% in nine months 2012 compared to 69.3% in nine months 2011 as a percent of sales, also a favorable improvement of 1.7% as a percent of sales. Although ingredient costs moderated in third quarter 2012 compared to third quarter 2011, nine months 2012 ingredient costs were approximately equal in the aggregate with nine months 2011.  Plant overhead costs charged to third quarter and nine months 2012 cost of sales were higher compared to the corresponding periods in the prior year.

Selling, marketing and administrative expenses were $32,685 in third quarter 2012 compared to $25,425 in third quarter 2011, and nine months 2012 were $84,946 compared to $77,560 in nine months 2011.  Selling, marketing and administrative expenses includes $1,413 and $(3,375) of deferred compensation expense (income) in third quarter 2012 and 2011, respectively, and $3,202 and $(1,942) of deferred compensation expense (income) in nine months 2012 and 2011, respectively.  As discussed above, these changes in deferred compensation expense principally result from changes in the market value of investments in trading securities relating to compensation deferred in previous years and are not reflective of current operating results.  Adjusting for the aforementioned changes in deferred compensation expense, selling, marketing and administrative expenses increased from $28,800 in third quarter 2011 to $31,273 in third quarter 2012, an increase of $2,473 or 8.6%; and selling, marketing and administrative expenses increased from $79,502 in nine months 2011 to $81,745 in nine months 2012, an increase of $2,243 or 2.8%.  As a percentage of net product sales, adjusted selling, marketing and administrative expenses increased from 15.4% in third quarter 2011 to 15.6% in third quarter 2012, an increase of 0.2% as a percent of sales; and adjusted selling, marketing and administrative expenses decreased from 19.9% in nine months 2011 to 19.5% in nine months 2012, a decrease of 0.4%.  Selling marketing and administrative expenses reflect higher rates and unit costs for freight and delivery expenses, including higher fuel surcharges, relating to customer deliveries. In addition, these expenses also reflect an increase in the allowance for uncollectable accounts (trade accounts receivable) for the third quarter and nine months 2012 periods compared to the corresponding periods in the prior year.

Earnings from operations were $32,413 in third quarter 2012 compared to $29,937 in third quarter 2011, and were $51,841 in nine months 2012 compared to $47,999 in nine months 2011.  Earnings from operations include deferred compensation expenses relating to corresponding changes in the market value of trading securities that hedge these liabilities as discussed above.  Adjusting for the aforementioned, operating earnings were $34,233 and $25,647 in third quarter 2012 and 2011, respectively, an increase of $8,586 or 33.5%; and operating earnings were $55,966 and $45,560 in nine months 2012 and 2011, respectively, an increase of $10,406 or 22.8%. As a percentage of net product sales, these adjusted operating earnings were 17.1% and 13.7% in third quarter 2012 and 2011, respectively, a favorable increase of 3.4% as a percentage of net product sales; and operating earnings were 13.3% and 11.4% in nine months 2012 and 2011, respectively, a favorable increase of 1.9% as a percentage of net product sales.  The above discussed increases in adjusted operating earnings principally reflect the favorable impact of higher sales, including price increases as discussed above, partially offset by certain higher input costs primarily relating to plant overhead and freight and delivery as discussed above.  Management believes the presentation in this and the preceding paragraphs relating to amounts adjusted for deferred compensation expense better reflects controllable costs affecting operating results for the third quarter and nine months 2012 as compared to the corresponding prior year third quarter and nine month period and, accordingly, provides additional insight of the underlying operations of the Company.

Other income (expense), net, was $1,537 in third quarter 2012 compared to $(3,777) in third quarter 2011, a favorable change of $5,314; and Other income, net, was $4,428 in nine months 2012 compared to $216 in nine months 2011, a favorable change of $4,212. Other income, net, includes gains (losses) in trading securities of $1,820 and $(4,290) for third quarter 2012 and 2011, respectively, and gains (losses) in trading securities of $4,125 and $(2,439) for nine months 2012 and 2011, respectively. Changes relating to trading securities principally reflect changes in the fair value of trading securities investments which are used as an economic hedge for deferred compensation liabilities, and are substantially offset by a like amount of deferred compensation (expense) or income included in product cost of goods sold and selling, marketing, and administrative expenses in the respective periods as discussed above.  Such changes principally reflect market appreciation or depreciation in the equity markets in the respective periods.

Other income, net, includes gains (losses) in foreign exchange of $(175) and $302 for third quarter 2012 and 2011, respectively, and $238 and $1,613 for nine months 2012 and 2011, respectively.

Other income, net, for third quarter 2012 and 2011 includes the results of the Company’s 50% share of two Spanish companies which are accounted for using the equity method. Net earnings include these equity method gains (losses) of $(374) and $(109) for third quarter 2012 and 2011 respectively, and $(963) and $24 for nine months 2012 and 2011, respectively. Management believes that the economic situation in Spain is likely to result in additional equity method losses in the future, and that the Company’s equity investment (carrying value of $2,958 as of September 29, 2012) could suffer an impairment loss at a future date. The Company is currently unable to determine the ultimate outcome to the above discussed matter and therefore, is unable to determine the effects on its consolidated financial statements.

The consolidated effective tax rates were 32.5% and 27.9% in third quarter 2012 and 2011, respectively, and 30.3% and 30.2% in nine months 2012 and 2011, respectively.

Net earnings were $22,923 in third quarter 2012 compared to $18,855 in third quarter 2011, and earnings per share were $0.39 and $0.32 in third quarter 2012 and third quarter 2011, respectively, an increase of $0.07 per share or 21.9%.  Nine months 2012 net earnings were $39,208 compared to nine months 2011 net earnings of $33,671, a $5,537 or 16.4% increase.  Nine months net earnings per share were $0.67 in 2012 compared to $0.56 per share in nine months 2011, an increase of $0.11 per share or 19.6%.  Earnings per share for third quarter and nine months 2012 did benefit from the reduction in average shares outstanding resulting from common stock purchases in the open market by the Company.  Average shares outstanding decreased from 59,535 in third quarter 2011 to 58,714 in third quarter 2012, and from 59,692 in nine months 2011 to 58,893 in nine months 2012.

Goodwill and intangibles are assessed annually as of December 31 or whenever events or circumstances indicate that the carrying values may not be recoverable from future cash flows.  The Company has not ascertained any triggering events, as defined, or other adverse information that would indicate a material impairment of its goodwill or intangibles in third quarter or nine months 2012.

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

The Trustees of the Fund (Trustees) have advised that one of the largest contributors to the Fund filed for bankruptcy and ceased making contributions to the Fund in 2011, and that the Fund has achieved less favorable investment performance returns needed to maintain a favorable funding status. The Trustees have advised that the aforementioned are some of the reasons for the Fund’s deterioration to critical status. As of January 1, 2011 plan valuation date, the BC&T Plan had 116,708 participants, of which 32,449 (28%) were active participants, 54,470 (47%) were retired or separated from service and receiving benefits, and 29,789 (26%) were retired or separated from service and entitled to receive future benefits. The PPA requires that plans in critical status develop a plan to improve the Fund’s funded status, including that contributing employers pay a surcharge to help correct the plan’s financial situation.  In the event that a plan does not have the financial resources to pay benefits at a level specified by law then it must apply to the Pension Benefits Guaranty Corporation for government financial assistance.

The Company’s contributions to the Fund increased to reflect a 5% surcharge effective June 1, 2012, and an additional 5% surcharge will become effective January 1, 2013. Company contributions to the Fund were $2,046 and $1,923 in calendar years

2011 and 2010, respectively. The Company was further advised by the BC&T Plan that if the Company had withdrawn from the Plan in 2011 its withdrawal liability, as defined, would have been $21,120. The Company was further advised by the Plan that its withdrawal liability for the current calendar year was estimated to be $37,200. Although the Company does not currently plan to withdraw from the Plan, the Company is exploring various alternatives, including the withdrawal from this Plan. Should the Company actually withdraw from the plan at a future date, a withdrawal liability would be payable to the Plan. The Company is currently unable to determine the ultimate outcome to the above discussed matter and therefore, is unable to determine the effects on its consolidated financial statements, but, the ultimate outcome could be material to its consolidated results of operations in one or more periods.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows from (used in) operating activities were $24,115 and $(16,420) in nine months 2012 and 2011, respectively.  The $40,535 increase in cash flows from operating activities from nine months 2011 to nine months 2012 principally reflects changes in inventories as well as changes in other operating assets and liabilities, principally prepaid expenses and other assets, accounts payable and accrued liabilities, and income taxes payable and deferred. The change in inventories primarily results from benefits achieved from the Company’s supply chain system which resulted in improved management of inventory levels. The increases in accounts receivable for the nine months 2012 and 2011 periods principally reflect the historical seasonality of the Company’s higher third quarter sales relating to pre-Halloween sales.

Net cash used in investing activities was $37,256 in nine months 2012 compared to $49,807 in nine months 2011.  Cash flows used in investing activities reflect $33,502 and $38,722 relating to the purchase of available-for-sale securities during nine months 2012 and 2011, respectively.  Nine months 2012 and 2011 also includes capital expenditures of $7,008 and $12,677, respectively.  Capital expenditures for the full 2012 year are anticipated to be generally in line with historical annualized spending, and are to be funded from the Company’s cash flows from operations and internal sources.

The Company had no bank borrowings or repayments in nine months 2012 or 2011, and had no outstanding bank borrowings as of the end of third quarter 2012 or third quarter 2011.

Financing activities include Company common stock purchases and retirements of $14,363 and $10,271 in nine months 2012 and 2011, respectively.  Cash dividends of $13,984 and $13,788 were paid in nine months 2012 and 2011, respectively.  The increase in cash dividends reflects the annual 3% stock dividend issued in each of the years less the effects of Company common stock purchases and retirements.

The Company’s current ratio (current assets divided by current liabilities) was 3.0 to 1 as of the end of third quarter 2012 as compared to 3.6 to 1 as of the end of fourth quarter 2011 and 3.0 to 1 as of the end of third quarter 2011.  Net working capital was $159,235 as of the end of third quarter 2012 as compared to $153,846 and $150,331 as of the end of fourth and third quarters 2011, respectively.

The aforementioned net working capital amounts are principally reflected in aggregate cash and cash equivalents and short-term investments which totaled $51,687 as of the end of third quarter 2012 compared to $89,507 and $35,130 as of the end of fourth and third quarters 2011, respectively.  In addition, long term investments, principally debt securities comprising municipal bonds (including $8,130 of Jefferson County auction rate securities discussed below) and trading securities, were $126,387 as of the end of third quarter 2012, as compared to $96,161 and $98,523 as of the end of fourth and third quarters 2011, respectively.  Aggregate cash and cash equivalents and short and long-term investments were $178,074 as of the end of third quarter 2012, as compared to $185,668 and $133,653, as of the end of fourth and third quarters 2011, respectively.  The aforementioned includes $48,382, $41,768, and $39,031 as of the end of the third quarter 2012, and fourth and third quarters 2011, respectively, relating to trading securities which are used as an economic hedge for the Company’s deferred compensation liabilities.  Investments in municipal bonds and other debt securities that matured during nine months 2012 and 2011 were generally used to purchase the Company’s common stock or were replaced with debt securities of similar maturities.

During 2008, the Company contributed $16,050 to a VEBA trust to fund the estimated future costs of certain employee health, welfare and other benefits.  The Company used the funds, as well as investment income in this VEBA trust, to pay the actual cost of such benefits during 2012 and 2011 and will continue to do so in future periods.  As of the end of the third quarter 2012, the VEBA trust holds $3,401 of aggregate cash, cash equivalents and investments; this asset value is included in prepaid expenses in the Company’s current and other assets.

As of the end of third quarter 2012 the Company’s long-term investments include $8,130 ($13,550 original cost) of Jefferson County Alabama Sewer Revenue Refunding Warrants, originally purchased with an insurance-backed AAA rating.  This is an auction rate security that is classified as an available-for-sale security.  Due to adverse events related to Jefferson County and its bond insurance carrier, Financial Guaranty Insurance Company (FGIC), as well as events in the credit markets, the auctions for this auction rate security have failed since 2008.  As such, the Company continues to estimate the fair value of this auction rate security utilizing a valuation model with Level 3 inputs, as defined by guidance.  This valuation model considered, among others items, a limited number of market trades, the credit risk of the collateral underlying the auction rate security, the credit risk of the bond insurer, interest rates, and the amount and timing of expected future cash flows including assumptions about the market expectation of the next successful auction or possible negotiated settlement between the County and debt holders.  The trading range of these inputs was between 60% and 73% of the original par value.  The Company continues to receive all contractual interest payments on this auction rate security on a timely basis, there has been no default, it is insured by FGIC and the Company has the intent and ability to hold this auction rate security until recovery of its amortized cost basis.  Representatives of Jefferson County and the bondholders were in negotiations to reach a settlement agreeable to the bondholders and the insurers, and since a settlement could not be reached, the County filed for bankruptcy. FGIC is also in bankruptcy. Rulings by the bankruptcy court could have adverse effects to the holders of warrants and other debt and further reduce the market value of this auction rate security resulting in an additional other-than-temporary impairments and charges to net earnings. The Company is not currently able to determine the outcome of this bankruptcy, or the amount and timing of the ultimate net proceeds that it may recover.

ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (FASB) issued new accounting rules related to fair value measurements. The new accounting rules clarify some existing concepts, eliminate wording differences between Generally Accepted Accounting Principles (GAAP) and International Financial Reporting Standards (IFRS), and in some limited cases, change some principles to achieve convergence between GAAP and IFRS. The new accounting rules result in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and IFRS. The new accounting rules also expand the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The adoption of the new accounting rules on January 1, 2012 did not have a material effect on the Company’s financial condition, results of operations or cash flows.

In June 2011, the FASB issued new accounting rules that require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. The new accounting rules eliminate the option to present components of other comprehensive income as part of the statement of equity. The adoption of the new accounting rules on January 1, 2012 did not have a material effect on the Company’s financial condition, results of operations or cash flows.

In September 2011, the FASB issued new accounting rules related to testing goodwill for impairment. The new accounting rules permit an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the two-step goodwill impairment test prescribed under current accounting rules. Otherwise, the two-step goodwill impairment test is not required. The adoption of the new accounting rules on January 1, 2012 did not have a material effect on the Company’s financial condition, results of operations or cash flows.

In July 2012, the FASB issued amendments to the indefinite-lived intangible asset impairment guidance which provides an option for companies to use a qualitative approach to test indefinite-lived intangible assets for impairment if certain conditions are met. The amendments are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012 (early adoption is permitted). The implementation of the amended accounting guidance is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

RISK FACTORS

The Company’s operations and financial results are subject to a number of risks and uncertainties that could adversely affect the Company’s operating results and financial condition. Significant risk factors, without limitations that could impact the Company, are the following: (i) significant competitive activity, including advertising, promotional and price competition, and changes in consumer demand for the Company’s products; (ii) fluctuations in the cost and availability of commodities and ingredients, including the effects of adverse weather conditions, and packaging materials, and the ability to recover cost increases through product sales price increases; (iii) inherent risks in the marketplace, including uncertainties about trade and consumer acceptance of price increases and seasonal events such as Halloween; (iv) the effect of acquisitions on the Company’s results of operations and financial condition; (v) the effect of changes in foreign currencies on the Company’s foreign subsidiaries operating results, and the effect of the fluctuation of the Canadian dollar on products manufactured in Canada and marketed and sold in the United States in U.S. dollars; (vi) the Company’s reliance on third party vendors for various goods and services, including commodities used for ingredients that are primarily grown or sourced from foreign locations; (vii) the Company’s ability to successfully implement new production processes and lines, and new computer software systems; (viii) the effect of changes in assumptions, including discount rates, sales growth and profit margins and the capability to pass along higher ingredient and other input costs through price increases, relating to the Company’s impairment testing and analysis of its goodwill and trademarks; (ix) changes in the confectionery marketplace including actions taken by major retailers and customers; (x) customer, consumer and competitor response to marketing programs and price and product weight adjustments, and new products; (xi) dependence on significant customers, including the volume and timing of their purchases, and availability of shelf space; (xii) increases in energy costs, including freight and delivery, that cannot be passed along to customers through increased prices due to competitive reasons; (xiii) any significant labor stoppages, strikes or production interruptions; (xiv) changes in governmental laws and regulations including taxes and tariffs; (xv) the adverse effects should the Company either voluntarily or involuntarily recall its product(s) from the marketplace; (xvi) the risk that the market value of Company’s investments could decline including being classified as “other-than-temporary” as defined; (xvii) the Company’s dependence on its enterprise resource planning computer system to manage its supply chain and customer deliveries, and the risk that the Company’s information technology systems fail to perform adequately or the Company is unable to protect such information technology systems against data corruption, cyber-based attacks or network security breaches; (xviii) the potential effects of adverse rulings by the bankruptcy court relating to the investment in the Jefferson County auction rate security; (xix) the potential adverse effects on the Company of the plan to be developed by the Bakery and Confectionary Union and Industry Pension Fund Trustees to improve the funding status of the plan; (xx) the potential adverse effects of deteriorating economic conditions in Spain and the effects on the Company’s equity investment in two 50% owned Spanish companies, and (xxi) the potential effects of current and future macroeconomic conditions and geopolitical events.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, the Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 29, 2012 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 29, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

TOOTSIE ROLL INDUSTRIES, INC.

AND SUBSIDIARIES

ITEM 2.                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes purchases of the Company’s Common Stock during the quarter ended September 29, 2012:

				Approximate Dollar
	(a) Total		Shares	Value of Shares that
	Number of	(b) Average	Purchased as Part of	May Yet Be Purchased
	Shares	Price Paid per	Publicly Announced Plans	Under the Plans
Period	Purchased	Share	Or Programs	or Programs

JUL 1 TO JUL 28	65,148	$24.34	NOT APPLICABLE	NOT APPLICABLE

JUL 29 TO AUG 25	88,082	24.49	NOT APPLICABLE	NOT APPLICABLE

AUG 26 TO SEP 29	134,145	26.34	NOT APPLICABLE	NOT APPLICABLE

TOTAL	287,375	$25.32	NOT APPLICABLE	NOT APPLICABLE

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

Item 6. EXHIBITS

Exhibits 31.1 and 31.2 — Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32 — Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS - XBRL Instance Document.

Exhibit 101.SCH - XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL - XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.LAB - XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE - XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 101.DEF - XBRL Taxonomy Extension Definition Linkbase Document

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOOTSIE ROLL INDUSTRIES, INC.

Date:	November 7, 2012	BY:	/S/MELVIN J. GORDON
Melvin J. Gordon
Chairman and Chief
Executive Officer

Date:	November 7, 2012	BY:	/S/G. HOWARD EMBER, JR.
G. Howard Ember, Jr.
Vice President Finance and
Chief Financial Officer