Form 10-K
period 2012-12-31
TOOTSIE ROLL INDUSTRIES INC
filed 2013-03-01
CIK 98677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of February 12, 2013, there were outstanding 36,648,865 shares of Common Stock par value $.69-4/9 per share, and 21,626,651 shares of Class B Common Stock par value $.69-4/9 per share.

As of June 29, 2012, the aggregate market value of the Common Stock (based upon the closing price of the stock on the New York Stock Exchange on such date) held by non-affiliates was approximately $455,055,000.  Class B Common Stock is not traded on any exchange, is restricted as to transfer or other disposition, but is convertible into Common Stock on a share-for-share basis.  Upon such conversion, the resulting shares of Common Stock are freely transferable and publicly traded.  Assuming all 21,626,651 shares of outstanding Class B Common Stock were converted into Common Stock, the aggregate market value of Common Stock held by non-affiliates on June 29, 2012 (based upon the closing price of the stock on the New York Stock Exchange on such date) would have been approximately $546,390,000.  Determination of stock ownership by non-affiliates was made solely for the purpose of this requirement, and the Registrant is not bound by these determinations for any other purpose.

DOCUMENTS INCORPORATED BY REFERENCE

1.                                       Portions of the Company’s Annual Report to Shareholders for the year ended December 31, 2012 (the “2012 Report”) are incorporated by reference in Parts I and II of this report and filed as an exhibit to this report.

2.                                       Portions of the Company’s Definitive Proxy Statement for the Company’s Annual Meeting of Shareholders (the “2013 Proxy Statement”) scheduled to be held on May 6, 2013 are incorporated by reference in Part III of this report.

i

Forward-Looking Information

From time to time, in the Company’s statements and written reports, including this report, the Company discusses its expectations regarding future performance by making certain “forward-looking statements.”  Forward-looking statements can be identified by the use of words such as “anticipated,” “believe,” “expect,” “intend,” “estimate,” “project,” and other words of similar meaning in connection with a discussion of future operating or financial performance and are subject to certain factors, risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements.  These forward-looking statements are based on currently available competitive, financial and economic data and management’s views and assumptions regarding future events.  Such forward-looking statements are inherently uncertain, and actual results may differ materially from those expressed or implied herein.  Consequently, the Company wishes to caution readers not to place undue reliance on any forward-looking statements.  In connection with the “safe harbor provisions” of the Private Securities Litigation Reform Act of 1995, factors, among others, which could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein include those set forth in the subsection entitled “Risk Factors” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on Pages 11 and 12 of the 2012 Report, which subsection is incorporated herein by reference. In addition, the Company’s results may be affected by general factors, such as economic conditions, political developments, currency exchange rates, interest and inflation rates, accounting standards, taxes, and laws and regulations affecting the Company in markets where it competes and those factors described in Item 1A “Risk Factors” and elsewhere in this Annual Report on Form 10-K and in other Company filings with the Securities and Exchange Commission.

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

The Company’s products are marketed in a variety of packages designed to be suitable for display and sale in different types of retail outlets.  They are sold through approximately 30 candy and grocery brokers and by the Company itself to approximately 6,000 customers throughout the United States.  These customers include wholesale distributors of candy and groceries, supermarkets, variety stores, dollar stores, chain grocers, drug chains, discount chains, cooperative grocery associations, warehouse and membership club stores, vending machine operators, the U.S. military and fund-raising charitable organizations.

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

The Company did not have a material backlog of firm orders at the end of the calendar years 2012 or 2011.

Although the Company experienced moderating costs for some ingredients in 2012 compared to 2011, unit costs for certain ingredients, packaging materials, freight and delivery, wages and benefits, and plant operations continued to increase further in 2012 compared to 2011. The Company has made progress toward restoring margins to their historical levels before the increases in commodity costs in recent years, but margins remain below historical levels prior to these increases in commodity and other input costs. Restoring these margins and coping with the effects of some ongoing high commodity costs continue as part of the Company’s long-term challenge.

The Company has historically hedged certain of its future sugar, corn syrup and soybean oil needs with derivatives at such times that it believes that the forward markets are favorable. The Company’s decision to hedge its major ingredient requirements is dependent on our evaluation of forward commodity markets and comparison to vendor quotations, if available, and/or historical costs. The Company has historically hedged these major commodities and ingredients with derivatives, primarily commodity futures and option contracts, before the commencement of the next calendar year to better ascertain the need for product pricing changes or product weight decline (indirect price change) adjustments to its product sales portfolio and better manage ingredient costs. The Company will generally purchase forward derivative contracts (i.e., “long” position) in selected future months that correspond to the Company’s estimated procurement and usage needs of the respective commodity in the respective forward periods.

From time to time, the Company also changes the size of certain of its products, which are usually sold at standard prices, to reflect significant changes in ingredient and other input costs.

The Company does not hold any material patents, licenses, franchises or concessions.  The Company’s major trademarks are registered in the United States and in many other countries.  Continued trademark protection is of material importance to the Company’s business as a whole.

Although the Company does research and develop new products and product line extensions for existing brands, it also improves the quality of existing products, improves and modernizes production processes, and develops and implements new technologies to enhance the quality and reduce the costs of products. The Company does not expend material amounts of money on research or development activities.

The manufacture and sale of consumer food products is highly regulated. In the United States, our activities are subject to regulation by various government agencies, including the Food and Drug Administration, the Department of Agriculture, the Federal Trade Commission, the Department of Commerce and the Environmental Protection Agency, as well as various state and local agencies. Similar agencies also regulate our businesses outside of the United States. We maintain quality assurance and other programs to insure that all products we manufacture and distribute are safe are of high quality and comply with all applicable laws and regulations.

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

The Company has found that its sales normally maintain a consistent level throughout the year except for a substantial increase in the third quarter which reflects pre-Halloween and back-to-school sales.  In anticipation of this high sales period, the Company generally begins building inventories in the second quarter of each year.  The Company historically offers extended credit terms for sales made under seasonal sales programs, including Halloween.  Each year, after accounts receivables related to third quarter sales have been collected, the Company invests such funds in various marketable securities.

Revenues from Wal-Mart Stores, Inc. aggregated approximately 23.5%, 23.3%, and 21.4% of net product sales during the years ended December 31, 2012, 2011 and 2010, respectively.  Although no other customer other than Wal-Mart Stores, Inc. accounted for more than 10% of net sales, the loss of one or more significant customers could have a material adverse effect on the Company’s business.

For a summary of sales and long-lived assets of the Company by geographic area see Note 9 of the “Notes to Consolidated Financial Statements” on Page 23 of the 2012 Report and on Page 3 of the 2012 Report under the section entitled “International.”  Note 9 and the aforesaid section are incorporated herein by reference.

Information regarding the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports are available on the Company’s website at www.tootsie.com or from the Securities Exchange Commission at www.sec.gov.  They are also available, free of charge, upon written request to Tootsie Roll Industries, Inc., 7401 South Cicero Avenue, Chicago, Illinois 60629, Attention:  Barry Bowen, Treasurer and Assistant Secretary.   Interested parties, including shareholders, may communicate to the Board of Directors or any individual director in writing, by regular mail, addressed to the Board of Directors or an individual director, in care of Tootsie Roll Industries, Inc., 7401 South Cicero Avenue, Chicago, Illinois 60629, Attention: Ellen R. Gordon, President.  If an interested party wishes to communicate directly with the Company’s non-employee directors, it should be noted on the cover of the communication.

ITEM 1A.                                         Risk Factors.

Significant factors that could impact the Company’s financial condition or results of operations include, without limitation, the following:

•                                          Risk of changes in the price and availability of raw materials - The principal ingredients used by the Company are subject to price volatility.  Although the Company engages in commodity hedging transactions and annual supply agreements as well as leveraging the high volume of its annual purchases, the Company may experience price increases in these ingredients that it may not be able to offset, which could have an adverse impact on the Company’s results of operations and financial condition.  In addition, although the Company has historically been able to procure sufficient supplies of its ingredients, market conditions could change such that adequate supplies might not be available or only become available at substantially higher costs. Adverse weather patterns, including the effects of climate change, can significantly affect the cost and availability of these ingredients

•                                          Risk of changes in product performance and competition - The Company competes with other well-established manufacturers of confectionery products.  A failure of new or existing products to be favorably received, a failure to retain preferred shelf space at retail or a failure to sufficiently counter aggressive competitive actions could have an adverse impact on the Company’s results of operations and financial condition.

•                                          Risk of discounting and other competitive actions — Discounting and pricing pressure by the Company’s retail customers and other competitive actions may could make it more difficult for the Company to maintain its operating margins.

•                                          Risk of dependence on large customers - The Company’s largest customer, Wal-Mart Stores, Inc., accounted for approximately 23.5% of net product sales in 2012, and other large, national chains are also material to the Company’s sales.  The loss of Wal-Mart or one or more other large customers, or a material decrease in purchases by one or more large customers, could result in decreased sales and adversely impact the Company’s results of operations and financial condition.

•                                          Risk of changes in consumer preferences and tastes - Failure to adequately anticipate and react to changing demographics, consumer trends, consumer health concerns and product preferences could have an adverse impact on the Company’s results of operations and financial condition.

•                                          Risk of economic conditions on consumer purchases - The Company’s sales are impacted by consumer spending levels and impulse purchases which are affected by general macroeconomic conditions, consumer confidence, employment levels, availability of consumer credit and interest rates on that credit, consumer debt levels, energy costs and other factors. Volatility in food and energy costs, rising unemployment, declines in personal spending, and recessionary economic conditions could adversely impact the Company’s revenues, profitability and financial condition.

•                                          Risks related to environmental matters - The Company’s operations are not particularly impactful on the environment, but increased government environmental regulation or legislation could adversely impact the Company’s profitability.

•                                          Risks relating to participation in the multi-employer pension plan for certain Company union employees - As outlined in Note 7 (page 21) to the consolidated financial statements and discussed in the Management Discussion & Analysis (page 6), the Company participates in a multi-employer pension plan (Plan) which is currently in critical status, the “Red Zone”, as defined. Under terms of the Rehabilitation plan, the Company is to be assessed 5% annual compounded surcharges on its contributions to the Plan until such time as the Plan emerges from critical status. The Company was advised by the Plan that if the Company had withdrawn from the Plan during 2012 its estimated withdrawal liability would have been $37.2 million. Although the Company has not made any decisions regarding withdrawal from the Plan the Company is exploring various options, including withdrawal from the Plan. Should the Company actually withdraw from the Plan at a future date, a withdrawal liability, which could be higher than $37.2 million, would be payable to the Plan. The Company is currently unable to determine the ultimate outcome of this matter and therefore, is unable to determine the effects on its consolidated financial statements, but, the ultimate outcome could be material to its consolidated results of operations in one or more future periods.

•                                          Risk of new governmental laws and regulations - Governmental laws and regulations, including those that affect food advertising and marketing, including products for children, income and other taxes and tariffs, and the environment, both in and outside the U.S. are subject to change over time, which could adversely impact the Company’s results of operations and ability to compete in domestic or foreign marketplaces.

•                                          Risk of labor stoppages - To the extent the Company experiences any significant labor stoppages, such disputes or strikes could negatively affect shipments from suppliers or shipments of finished product.

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

•                                          Risk of operational interruptions relating to computer software or hardware failures - The Company is reliant on computer systems to operate its business.  Software failure or corruption, including cyber-based attacks or network security breaches, or catastrophic hardware failures or disaster could disrupt supply chain planning and activities relating to sales demand forecasts, materials procurement, production planning, customer shipments, and financial and accounting, all of which could negatively impact sales and profits.

•                                          Risk of production interruptions - The majority of the Company’s products are manufactured in a single production facility on specialized equipment.  In the event of a disaster at a specific plant location, it would be difficult to transfer production to other facilities or a new location in a timely manner, which could result in loss of market share for the affected products.

•                                          Risk related to international operations - To the extent there is political or social unrest, civil war, terrorism or significant economic instability in the countries in which the Company operates, the results of the Company’s business in such countries could be adversely impacted.  Currency exchange rate fluctuations between the U.S. dollar and foreign currencies could also have an adverse impact on the Company’s results of operations and financial condition.

•                                          Risk related to investments in marketable securities and equity method investments - The Company invests its surplus cash in a diversified portfolio of highly rated marketable securities, with maturities of generally up to three years.  The Company also holds a 50% interest in two Spanish companies which are accounted for using the equity method. Changes in the financial markets or overall economic conditions, including such conditions in Spain, can affect the carrying value of such instruments and could materially and adversely impact its results of operations.

•                                          Disruption to our supply chain could impair our ability to produce or deliver our finished products, resulting in a negative impact on our operating results. Disruption to our manufacturing operations or our supply chain, some of which are discussed above, could result from, but are not limited to natural disasters, pandemic outbreak of disease, weather, fire or explosion, terrorism or other acts of violence, unavailability of ingredients or packaging materials, labor strikes or other labor activities, operational and/or financial instability of key suppliers, and other vendors or service providers. Although we take precautions to mitigate the impact of possible disruptions, if we are unable, or if it is not financially feasible, to effectively mitigate the likelihood or potential impact of such disruptive events, our results of operations and financial condition could be negatively impacted.

•                                          The Company is a controlled company due to the common stock holdings of the Gordon family - The Gordon family’s share ownership represents a majority of the combined voting power of all classes of the Company’s common stock as of December 31, 2012. As a result, the Gordon family has the power to elect the Company’s directors and approve actions requiring the approval of the shareholders of the Company.

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

ITEM 1B.                                         Unresolved Staff Comments.

None.

ITEM 2.                 Properties.

The Company owns its principal manufacturing, warehousing and distribution and offices facilities which are located in Chicago, Illinois in a building consisting of approximately 2,375,000 square feet. In addition, the Company leases manufacturing and warehousing facilities at a second location in Chicago which comprises 138,000 square feet.  The lease is renewable by the Company every five years through June, 2041; the Company expects to renew this lease prior to termination. The Company also periodically leases additional warehousing space at this second location as needed on a month-to-month basis.

The Company’s other principal manufacturing, warehousing and distribution facilities, all of which are owned, are:

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

ITEM 4.                                                  Mine Safety Disclosures.

None

PART II

ITEM 5.                                                  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s Common Stock is traded on the New York Stock Exchange.  The Company’s Class B Common Stock is subject to restrictions on transferability.  The Class B Common Stock is convertible at the option of the holder into shares of Common Stock on a share-for-share basis.  As of February 28, 2013, there were approximately 4,100 and 1,500 registered holders of record of Common and Class B Common Stock, respectively.  In addition, the Company estimates that as of February 28, 2013 there were 18,000 and 5,000 beneficial holders of Common and Class B Common Stock, respectively.  For information on the market price of, and dividends paid with respect to the Company’s Common Stock, see the section entitled “2012-2011 Quarterly Summary of Tootsie Roll Industries, Inc. Stock Price and Dividends Per Share” which appears on Page 28 of the 2012 Report.  This section is incorporated herein by reference and filed as an exhibit to this report.

The following table sets forth information about the shares of Common Stock the Company purchased on the open market during the fiscal quarter ended December 31, 2012:

Issuer Purchases of Equity Securities

			Total Number of	Maximum Number (or
	Total	Average	Shares Purchased	Approximate Dollar Value)
	Number	Price	as Part of Publicly	of Shares that May Yet
	of Shares	Paid per	Announced Plans	be Purchased Under the
Period	Purchased	Share	or Programs	Plans or Programs

Sep 30 to Oct 27	234,499	$26.93	Not Applicable	Not Applicable
Oct 28 to Nov 24	116,897	26.61	Not Applicable	Not Applicable
Nov 25 to Dec 31	—	—	Not Applicable	Not Applicable
Total	351,396	$26.82

While the Company does not have a formal or publicly announced Company Common Stock purchase program, the Company’s Board of Directors periodically authorizes a dollar amount for such share purchases. The treasurer executes share purchase transactions according to these guidelines.

ITEM 6.                                                  Selected Financial Data.

See the section entitled “Five Year Summary of Earnings and Financial Highlights” which appears on Page 29 of the 2012 Report.  This section is incorporated herein by reference and filed as an exhibit to this report.

ITEM 7.                                                  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on Pages 4-12 of the 2012 Report.  This section is incorporated herein by reference and filed as an exhibit to this report.

ITEM 7A.                                        Quantitative and Qualitative Disclosures About Market Risk.

See the section entitled “Market Risks” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on Pages 10-11 of the 2012 Report.  This section is incorporated herein by reference and filed as an exhibit to this report.

See also Note 1 of the “Notes to Consolidated Financial Statements” commencing on Page 18 of the 2012 Report, which is incorporated herein by reference.

ITEM 8.                                                  Financial Statements and Supplementary Data.

The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated March 1, 2013, appearing on Pages 13-26 of the 2012 Report and the “Quarterly Financial Data (Unaudited)” on Page 28 of the 2012 Report are incorporated by reference in this report.  With the exception of the aforementioned information and the information incorporated in Items 1, 5, 6, 7, 7A, and 9A, the 2012 Report is not to be deemed filed as part of this report.

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

Internal Control over Financial Reporting

(a) See Page 27 of the 2012 Report for “Management’s Report on Internal Control Over Financial Reporting,” which is incorporated herein by reference.

(b) See Page 26 of the 2012 Report for the attestation report of the Company’s independent registered public accounting firm, which is incorporated herein by reference.

(c)  There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.                                         Other Information.

None

PART III

ITEM 10.                                           Directors,  Executive Officers and Corporate Governance.

See the information with respect to the Directors of the Company which is set forth in the section entitled “Election of Directors” of the 2013 Proxy Statement, which section of the 2013 Proxy Statement is incorporated herein by reference.  See the information in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s 2013 Proxy Statement, which section is incorporated herein by reference.

The following table sets forth the information with respect to the executive officers of the Company:

Name	Position (1)	Age

Melvin J. Gordon*	Chairman of the Board and Chief Executive Officer (2)	93

Ellen R. Gordon*	President and Chief Operating Officer (2)	81

G. Howard Ember Jr.	Vice President/Finance	60

John W. Newlin Jr.	Vice President/Manufacturing	75

Thomas E. Corr	Vice President/Marketing and Sales	64

John P. Majors	Vice President/Distribution	51

Barry P. Bowen	Treasurer	57

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

ITEM 11.                                           Executive Compensation.

See the information set forth in the sections entitled “Executive Compensation” and “Director Compensation” of the Company’s 2013 Proxy Statement, which are incorporated herein by reference.

ITEM 12.                                           Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

For information with respect to the beneficial ownership of the Company’s Common Stock and Class B Common Stock by the beneficial owners of more than 5% of said shares and by the management of the Company, see the sections entitled “Ownership of Common Stock and Class B Common Stock by Certain Beneficial Owners” and “Ownership of Common Stock and Class B Common Stock by Management” of the 2013 Proxy Statement.  These sections of the 2013 Proxy Statement are incorporated herein by reference.  The Company does not have any compensation plans under which equity securities of the Company are authorized for issuance.

ITEM 13.                                           Certain Relationships and Related Transactions, and Director Independence.

See the section entitled “Related Person Transactions” of the 2013 Proxy Statement, which is incorporated herein by reference.

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

ITEM 14.                                           Principal Accounting Fees and Services.

See the section entitled “Independent Auditor Fees and Services” of the 2013 Proxy Statement, which is incorporated herein by reference.

ITEM 15.                                           Exhibits, Financial Statements Schedule.

(a)                                 Financial Statements.

The following financial statements and schedule are filed as part of this report:

(1)                                 Financial Statements (filed herewith as part of Exhibit 13):

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Earnings, Comprehensive Earnings and Retained Earnings for each of the three years ended December 31, 2012

Consolidated Statements of Financial Position at December 31, 2012 and 2011

Consolidated Statements of Cash Flows for each of the three years ended in the period December 31, 2012

Notes to Consolidated Financial Statements

(2)                                 Financial Statement Schedule:

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

For the three years ended December 31, 2012 — Valuation and Qualifying Accounts

(3)                                 Exhibits required by Item 601 of Regulation S-K:

See Index to Exhibits which appears following Financial Schedule II.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Tootsie Roll Industries, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOOTSIE ROLL INDUSTRIES, INC.

By:	Melvin J. Gordon
Melvin J. Gordon, Chairman of the Board of Directors and Chief Executive Officer

Date:	March 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Melvin J. Gordon	Chairman of the Board of Directors and Chief Executive Officer	March 1, 2013
Melvin J. Gordon	(principal executive officer)

Ellen R. Gordon	Director, President and Chief Operating Officer	March 1, 2013
Ellen R. Gordon

Richard P. Bergeman	Director	March 1, 2013
Richard P. Bergeman

Lana Jane Lewis-Brent	Director	March 1, 2013
Lana Jane Lewis-Brent

Barre A. Seibert	Director	March 1, 2013
Barre A. Seibert

G. Howard Ember, Jr.	Vice President, Finance	March 1, 2013
G. Howard Ember, Jr.	(principal financial officer and principal accounting officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Tootsie Roll Industries, Inc.:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated March 1, 2013 appearing in the 2012 Annual Report to Shareholders of Tootsie Roll Industries, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Chicago, IL
March 1, 2013

TOOTSIE ROLL INDUSTRIES, INC.
AND SUBSIDIARY COMPANIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS (in thousands)

DECEMBER 31, 2012, 2011 AND 2010

Description	Balance at beginning of year	Additions (reductions) charged (credited) to expense	Deductions(1)	Balance at End of Year

2012:
Reserve for bad debts	$998	$511	$47	$1,462
Reserve for cash discounts	733	9,959	10,012	680
Deferred tax asset valuation	2,190	(150)	—	2,040
	$3,921	$10,320	$10,059	$4,182

2011:
Reserve for bad debts	$1,121	$(186)	$(63)	$998
Reserve for cash discounts	410	10,007	9,684	733
Deferred tax asset valuation	686	1,504	—	2,190
	$2,217	$11,325	$9,621	$3,921

2010:
Reserve for bad debts	$1,738	$(45)	$572	$1,121
Reserve for cash discounts	618	9,726	9,934	410
Deferred tax asset valuation	912	(226)	—	686
	$3,268	$9,455	$10,506	$2,217

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

10.6*

Amendment to Split Dollar Agreement (Special Trust) dated April 2, 1998 between the Company and the trustee of the Gordon Family 1993 Special Trust, together with related Collateral Assignments. Incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998

10.7*

Form of amendment to Change in Control Agreement between the Company and certain executive officers. Incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.8*	Post 2004 Supplemental Savings Plan of the Company. Incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.9*	Post 2004 Excess Benefit Plan of the Company. Incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.10*	Amended and Restated Career Achievement Plan of the Company. Incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.11*	Exhibit 10.1- Tootsie Roll Industries, Inc. Management Incentive Plan. Incorporated by reference to Appendix A to the Company’s definitive Proxy Statement filed with the Commission on March 24, 2006.

13

The following items incorporated by reference herein from the Company’s 2012 Annual Report to Shareholders for the year ended December 31, 2012 (the “2012 Report”), are filed as Exhibits to this report:

	(i)	Information under the section entitled “International” set forth on Page 3 of the 2012 Report;

	(ii)	Information under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth on Pages 4-12 of the 2012 Report;

	(iii)	Information under the subsection entitled “Risk Factors” set forth on Pages 11-12 of the 2012 Report;

	(iv)	Consolidated Statements of Financial Position at December 31, 2012 and 2011 set forth on Pages 15-16 of the 2012 Report;

	(v)	Consolidated Statements of Earnings, Comprehensive Earnings and Retained Earnings for the three years ended December 31, 2012 set forth on Pages 13-14 of the 2012 Report;

	(vi)	Consolidated Statements of Cash Flows for the three years ended December 31, 2012 set forth on Page 17 of the 2012 Report;

	(vii)	Notes to Consolidated Financial Statements set forth on Pages 18-25 of the 2012 Report;

	(viii)	Management’s Report on Internal Control over Financial Reporting set forth on Page 27 of the 2012 Report;

	(ix)	Report of Independent Registered Public Accounting Firm set forth on Page 26 of the 2012 Report;

	(x)	Quarterly Financial Data set forth on Page 28 of the 2012 Report;

	(xi)	Information under the section entitled “2012-2011 Quarterly Summary of Tootsie Roll Industries, Inc. Stock Price and Dividends per Share” set forth on Page 28 of the 2012 Report; and

	(xii)	Information under the section entitled “Five Year Summary of Earnings and Financial Highlights” set forth on Page 29 of the 2012 Report.

21	List of Subsidiaries of the Company.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements and notes from Tootsie Roll Industries, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 1, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, Comprehensive Earnings and Retained Earnings; (ii) Consolidated Statements of Financial Position;  (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements.

*Management compensation plan or arrangement.