Form 10-Q
period 2013-03-30
TOOTSIE ROLL INDUSTRIES INC
filed 2013-05-08
CIK 98677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (March 30, 2013).

Class	Outstanding

Common Stock, $.69 4/9 par value	37,592,730
Class B Common Stock, $.69 4/9 par value	22,263,024

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES

MARCH 30, 2013

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  See “Forward-Looking Statements” under Part I — Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands) (UNAUDITED)

	March 30, 2013	December 31, 2012	March 31, 2012

ASSETS
CURRENT ASSETS
Cash & cash equivalents	$50,887	$63,862	$79,909
Investments	22,356	18,746	10,994
Trade accounts receivable,
Less allowances of $2,187, $2,142 & $1,618	37,708	42,108	37,227
Other receivables	5,352	5,528	2,966
Inventories, at cost
Finished goods & work in process	42,205	37,046	41,617
Raw material & supplies	34,770	25,337	30,737
Prepaid expenses	3,413	4,148	5,312
Deferred income taxes	4,951	466	593

Total current assets	201,642	197,241	209,355

PROPERTY, PLANT & EQUIPMENT, at cost

Land	21,723	21,687	21,697
Buildings	108,453	108,391	107,968
Machinery & equipment	330,914	331,110	323,612
Construction in progress	4,716	2,539	5,797
	465,806	463,727	459,074
Less-accumulated depreciation	266,979	262,437	248,369
Net property, plant and equipment	198,827	201,290	210,705

OTHER ASSETS

Goodwill	73,237	73,237	73,237
Trademarks	175,024	175,024	175,024
Investments	157,600	124,685	101,866
Split dollar officer life insurance	41,394	66,911	74,209
Prepaid expenses	—	—	2,389
Equity method investment	1,794	2,127	3,937
Deferred income taxes	6,151	6,222	7,914
Total other assets	455,200	448,206	438,576

Total assets	$855,669	$846,737	$858,636

(The accompanying notes are an integral part of these statements.)

(in thousands except per share data) (UNAUDITED)

	March 30, 2013	December 31, 2012	March 31, 2012

LIABILITIES AND SHAREHOLDERS’ EQUITY CURRENT LIABILITIES
Accounts payable	$12,328	$8,942	$10,398
Dividends payable	103	—	97
Accrued liabilities	43,322	45,150	40,890
Postretirement health care and life insurance benefits	555	555	574
Income taxes payable	4,846	6,118	2,376
Total current liabilities	61,154	60,765	54,335

NONCURRENT LIABILITIES

Deferred income taxes	42,734	38,748	43,493
Postretirement health care and life insurance benefits	27,558	26,826	26,338
Industrial development bonds	7,500	7,500	7,500
Liability for uncertain tax positions	8,013	7,866	7,548
Deferred compensation and other liabilities	58,940	55,217	51,967
Total noncurrent liabilities	144,745	136,157	136,846

SHAREHOLDERS’ EQUITY

Common stock, $.69-4/9 par value- 120,000 shares authorized; 37,593, 36,649 & 37,390, respectively, issued	26,106	25,450	25,965
Class B common stock, $.69-4/9 par value- 40,000 shares authorized; 22,263, 21,627 & 21,652, respectively, issued	15,460	15,018	15,036
Capital in excess of par value	590,762	547,576	566,599
Retained earnings	35,598	80,210	80,128
Accumulated other comprehensive loss	(16,164)	(16,447)	(18,281)
Treasury stock (at cost)- 76, 73 & 73 shares, respectively	(1,992)	(1,992)	(1,992)
Total shareholders’ equity	649,770	649,815	667,455
Total liabilities and shareholders’ equity	$855,669	$846,737	$858,636

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

EARNINGS, COMPREHENSIVE EARNINGS AND RETAINED EARNINGS

(in thousands except per share amounts) (UNAUDITED)

	Quarter Ended
	March 30, 2013	March 31, 2012

Net product sales	$110,279	$109,763
Rental and royalty revenue	1,007	1,057

Total revenue	111,286	110,820

Product cost of goods sold	72,169	74,905
Rental and royalty cost	250	257

Total costs	72,419	75,162

Product gross margin	38,110	34,858
Rental and royalty gross margin	757	800

Total gross margin	38,867	35,658

Selling, marketing and administrative expenses	27,967	27,239

Earnings from operations	10,900	8,419

Other income, net	2,591	3,335

Earnings before income taxes	13,491	11,754
Provision for income taxes	4,422	2,980
Net earnings	9,069	8,774

Net earnings per share	$0.15	$0.14
Dividends per share *	$0.08	$0.08

Average number of shares outstanding	59,903	60,800

Other comprehensive income (loss), before tax
Foreign currency translation adjustments	1,122	1,851

Unrealized gains (losses) for the period on investments	(770)	(546)
Less: reclassification adjustment for (gains) losses to net income	—	—
Unrealized gains (losses) on investments	(770)	(546)

Unrealized gains (losses) for the period on derivatives	(930)	506
Less: reclassification adjustment for (gains) losses to net income	355	(167)
Unrealized gains (losses) on derivatives	(575)	339

Total other comprehensive income (loss), before tax	(223)	1,644
Income tax benefit related to items of other comprehensive income	506	28

Comprehensive earnings	$9,352	$10,446

Retained earnings at beginning of period	$80,210	$114,269
Net earnings	9,069	8,774
Cash dividends	(4,653)	(4,581)
Stock dividends	(49,028)	(38,334)

Retained earnings at end of period	$35,598	$80,128

*Does not include 3% stock dividend to shareholders of record on 3/5/13 and 3/6/12.

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)   (UNAUDITED)

	Year to Date Ended
	March 30, 2013	March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings	$9,069	$8,774
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	4,901	4,953
(Gain) loss from equity method investment	282	122
Amortization of marketable security premiums	632	370
Changes in operating assets and liabilities:
Accounts receivable	4,644	4,955
Other receivables	(399)	764
Inventories	(14,370)	(175)
Prepaid expenses and other assets	26,299	503
Accounts payable and accrued liabilities	1,467	(2,621)
Income taxes payable and deferred	(1,001)	1,724
Postretirement health care and life insurance benefits	732	804
Deferred compensation and other liabilities	633	511
Other	542	703

Net cash from operating activities	33,431	21,387

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(2,241)	(3,250)
Net purchases of trading securities	(1,945)	(1,949)
Purchase of available for sale securities	(47,335)	(2,805)
Sale and maturity of available for sale securities	14,409	1,346

Net cash used in investing activities	(37,112)	(6,658)

CASH FLOWS FROM FINANCING ACTIVITIES:

Shares purchased and retired	(4,641)	(4,247)
Dividends paid in cash	(4,653)	(9,185)

Net cash used in financing activities	(9,294)	(13,432)

Increase(decrease) in cash and cash equivalents	(12,975)	1,297
Cash and cash equivalents at beginning of year	63,862	78,612

Cash and cash equivalents at end of quarter	$50,887	$79,909

Supplemental cash flow information:
Income taxes paid, net	$5,990	$1,657
Interest paid	$13	$14
Stock dividend issued	$48,925	$38,237

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 30, 2013

(in thousands except per share amounts) (UNAUDITED)

Note 1 — Significant Accounting Policies

General Information

Foregoing data has been prepared from the unaudited financial records of Tootsie Roll Industries, Inc. and Subsidiaries (the Company) and in the opinion of management all adjustments necessary for a fair statement of the results for the interim period have been reflected. All adjustments were of a normal and recurring nature. Certain amounts previously reported have been reclassified to conform to the current year presentation. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s 2012 Annual Report on Form 10-K.

Results of operations for the period ended March 30, 2013 are not necessarily indicative of results to be expected for the year to end December 31, 2013 because of the seasonal nature of the Company’s operations. Historically, the third quarter has been the Company’s largest sales quarter due to Halloween sales.

Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02 which requires additional disclosures regarding the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. This guidance is effective for reporting periods beginning after December 15, 2012. The Company adopted this guidance effective January 1, 2013. The Company’s adoption of this standard did not have a significant impact on its consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, which allows an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test of an indefinite-lived intangible asset.  Per the terms of this ASU, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired.  The revised standard is effective for annual and interim impairment tests performed for fiscal years beginning after December 15, 2012; however, early adoption is permitted. The Company does not expect adoption of this ASU to significantly impact its consolidated financial statements.

In March 2013, the FASB issued ASU 2013-05, which permits an entity to release cumulative translation adjustments into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided, or, if a controlling financial interest is no longer held. The revised standard is effective for fiscal years beginning after December 15, 2013; however, early adoption is permitted. The Company does not expect adoption of this ASU to significantly impact its consolidated financial statements.

Note 2 — Average Shares Outstanding

Average shares outstanding for the period ended March 30, 2013 reflect stock purchases of 163 shares for $4,641 and a 3% stock dividend distributed on April 5, 2013. Average shares outstanding for the period ended March 31, 2012 reflect stock purchases of 179 shares for $4,247 and a 3% stock dividend distributed on April 5, 2012.

Note 3 — Income Taxes

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company remains subject to examination by U.S. federal and state and foreign tax authorities for the years 2009 through 2012. With few exceptions, the Company is no longer subject to examinations by tax authorities for the year 2008 and prior. The consolidated effective tax rates were 32.8% and 25.4% in first quarter 2013 and 2012, respectively. The increase in the effective tax rate in first quarter 2013 principally reflects the reduction of uncertain tax positions resulting from the effective settlement of a state income tax examination in first quarter 2012.

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

As of March 30, 2013, December 31, 2012 and March 31, 2012, the Company held certain financial assets that are required to be measured at fair value on a recurring basis. These included derivative hedging instruments related to the purchase of certain raw materials and foreign currencies, investments in trading securities and available for sale securities, including an auction rate security. The Company’s available-for-sale and trading securities principally consist of municipal bonds and mutual funds that are publicly traded.

The following table presents information about the Company’s financial assets and liabilities measured at fair value as of March 30, 2013, December 31, 2012 and March 31, 2012, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Estimated Fair Value March 30, 2013
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$50,887	$50,887	$—	$—
Auction rate security	8,808	—	—	8,808
Available-for-sale securities excluding the auction rate security	116,771	—	116,771	—
Foreign currency forward contracts	(247)	—	(247)	—
Commodity futures contracts	(449)	(449)	—	—
Trading securities	54,377	54,377	—	—
Total assets measured at fair value	$230,147	$104,815	$116,524	$8,808

	Estimated Fair Value December 31, 2012
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$63,862	$63,862	$—	$—
Auction rate security	9,485	—	—	9,485
Available-for-sale securities excluding the auction rate security	84,568	—	84,568	—
Commodity futures contracts, net	(112)	(112)	—	—
Trading securities	49,378	49,378	—	—
Total assets measured at fair value	$207,181	$113,128	$84,568	$9,485

	Estimated Fair Value March 31, 2012
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$79,909	$79,909	$—	$—
Auction rate security	6,775	—	—	6,775
Available-for-sale securities excluding the auction rate security	59,054	—	59,054	—
Foreign currency forward contracts	308	—	308	—
Commodity futures contracts	440	440	—	—
Commodity options contracts	33	33	—	—
Trading securities	47,031	47,031	—	—
Total assets measured at fair value	$193,550	$127,413	$59,362	$6,775

As of March 30, 2013, the Company’s long-term investments include $8,808 ($13,550 original cost) of Jefferson County Alabama Sewer Revenue Refunding Warrants, originally purchased with an insurance-backed AAA rating.  This is an auction rate security that is classified as an available-for-sale security.  Due to adverse events related to Jefferson County and its bond insurance carrier, Financial Guaranty Insurance Company (FGIC), as well as events in the credit markets, the auctions for this auction rate security have failed since 2008.  As such, the Company continues to estimate the fair value of this auction rate security utilizing a valuation model with Level 3 inputs, as defined by guidance.  This valuation model considered, among others items, a limited number of market trades, the credit risk of the collateral underlying the auction rate security, the credit risk of the bond insurer, interest rates, and the amount and timing of expected future cash flows including assumptions about the market expectation of the next successful auction or possible negotiated settlement between the County and debt holders.  The trading range of these inputs was between 64.4% and 76.0% of the original par value. Both Jefferson County and FGIC are in bankruptcy. Rulings by the bankruptcy courts could have adverse effects to the holders of warrants and other debt, and further reduce the market value of this auction rate security resulting in an additional other-than-temporary impairments and charges to net earnings. The Company is not currently able to determine the outcome of this bankruptcy, or the amount and timing of the ultimate net proceeds that it may recover. See also the Company’s consolidated financial statements and related notes and Management and Discussion and Analysis included in the Company’s 2012 Form 10-K and annual report.

The following table presents additional information about the Company’s financial instruments (an auction rate security) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at March 30, 2013 and March 31,2012:

	2013	2012

Balance at January 1	$9,485	$7,453
Unrealized loss in other comprehensive earnings	(677)	(678)

Balance at March 30 and March 31, respectively	$8,808	$6,775

The fair value of the Company’s industrial revenue development bonds at March 30, 2013 and March 31, 2012 were valued using Level 2 inputs which approximates the carrying value of $7,500 for both periods. Interest rates on these bonds reset weekly based on current market conditions.

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

The following table summarizes the Company’s outstanding derivative contracts and their effects on its Condensed Consolidated Statements of Financial Position at March 30, 2013, December 31, 2012 and March 31, 2012:

	March 30, 2013
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$14,449	$—	$(247)
Commodity futures contracts	6,454	4	(507)
Total derivatives designated as hedging instruments		4	(754)
Derivatives not designated as hedging instruments:
Commodity futures contracts	481	54	—
Total derivatives not designated as hedging instruments		54	—
Total derivatives		$58	$(754)

	December 31, 2012
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Commodity futures contracts	$7,868	$127	$(301)
Total derivatives designated as hedging instruments		127	(301)
Derivatives not designated as hedging instruments:
Commodity futures contracts	627	62	—
Total derivatives not designated as hedging instruments		62	—
Total derivatives		$189	$(301)

	March 31, 2012
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$8,698	$308	$—
Commodity futures contracts	5,623	499	(59)
Commodity option contracts	1,701	33	—
Total derivatives designated as hedging instruments		840	(59)
Derivatives not designated as hedging instruments:
Commodity futures contracts	850	—	—
Total derivatives not designated as hedging instruments		—	—
Total derivatives		$840	$(59)

The effects of derivative instruments on the Company’s Condensed Consolidated Statement of Earnings, Comprehensive Earnings and Retained Earnings for quarters ended March 30, 2013 and March 31, 2012 are as follows:

	For Quarter Ended March 30, 2013
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain(Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$(282)	$(35)	$—
Commodity futures contracts	(648)	(320)	—
Commodity option contracts	—	—	—

Total	$(930)	$(355)	$—

	For Quarter Ended March 31, 2012
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$252	$149	$—
Commodity futures contracts	256	18	—
Commodity option contracts	(2)	—	—

Total	$506	$167	$—

During the quarters ended March 30, 2013 and March 31, 2012, the Company recognized earnings (loss) of $(8) and $46, respectively, related to mark-to-market accounting for certain commodity option and future contracts.

Note 6 — Pension Plans

During 2012 and 2013, the Company received Annual Funding Notices, Notices of Funded Status, and a Rehabilitation Plan (Notices), as defined by the Pension Protection Act (PPA), from the Bakery and Confectionery Union and Industry International (BC&T) Pension Fund (Plan), a multi-employer defined benefit pension plan for certain Company union employees. The Notices indicate that the Plan’s actuary has certified that the Plan is in critical status, the “Red Zone”, as defined by the PPA, and that a plan of rehabilitation was adopted by the Trustees of the Plan (Trustees) in fourth quarter 2012. The Trustees have advised that one of the largest contributors to the Plan filed for bankruptcy and ceased making contributions to the Plan in 2011, and that the Plan has achieved less favorable investment performance returns to maintain a favorable funding status. The Trustees indicated that the aforementioned are the primary reasons for the Plan’s deterioration to critical status.

The Plan’s actuary has certified that the Plan is 66.9% funded as of January 1, 2012. This funding percentage is based on actuarial values and not market values of investments. As of January 1, 2012 and 2011, the Plan was 66.9% and 83.6% funded based on the actuarial value of investments; however, it was only 55.6% and 70.0% funded based on the then current market value of its investments at these same dates.  As of January 1, 2012 plan valuation date, the Plan had 114,224 participants, of which 25,480 (22%) were active participants, 54,793 (48%) were retired or separated from service and receiving benefits, and 33,951 (30%) were retired or separated from service and entitled to receive future benefits. Comparing the aforementioned statistics to the prior year, they reflect a decreasing number (and percentage) of active participants, and an increasing number (and percentage) of participants that were both retired or separated from service and receiving benefits and participants that were retired or separated from service and entitled to receive future benefits.

During 2012, a Committee comprised of an equal number of BC&T Union and participating employer Trustees reviewed possible plan changes, including benefit reductions and increased employer contributions, and concluded that it was not feasible for the Plan to adopt changes which would allow it to emerge from critical status within the ten year targeted period as defined in the PPA. The Committee determined that rehabilitation within ten years would require 15% annual compounded surcharges on employer contributions, and that such action was not feasible and would likely have an adverse effect on the Plan. Under the Rehabilitation Plan adopted, the Plan is projected to emerge from critical status sometime beyond the 30 year projection period. In the event that a plan does not have the financial resources to ultimately pay benefits at a level specified by law, then it must apply to the Pension Benefits Guaranty Corporation for government financial assistance.

The Rehabilitation Plan adopted requires that employer contributions include 5% compounded annual surcharges each year for an unspecified period of time beginning January 2013 (in addition to the 5% interim surcharge initiated in June 2012) as well as certain plan benefit reductions. The Trustees will review the Plan’s progress each year and will consider if further adjustments, including employer surcharges or plan benefit modifications, are necessary to meet the objectives of the Rehabilitation Plan. The Trustees have advised that neither the PPA nor regulatory guidance currently defines the rehabilitation standards for a plan that is not designed to emerge from critical status within the 10-year rehabilitation period. Company contributions to the Plan were $2,131 and $2,046 in each of the years 2012 and 2011, respectively. Company contributions in first quarter 2013 and 2012 were $459 and $406, respectively, including $43 and $0 of surcharges, respectively.  The Company was advised by the Plan that if the Company had withdrawn from the Plan during 2012 its estimated withdrawal liability would have been $37,200. In first quarter 2013, the Company executed a new labor contract with its BC&T local union which included the Company’s commitment to continue participating in this Plan through third quarter 2017. Should the Company actually withdraw from the Plan at a future date, a withdrawal liability, which could be higher than $37,200, would be payable to the Plan. The Company is currently unable to determine the ultimate outcome of the above discussed matter and therefore, is unable to determine the effects on its consolidated financial statements, but, the ultimate outcome could be material to its consolidated results of operations in one or more future periods. See also the Company’s consolidated financial statements and related notes and Management and Discussion and Analysis included in the Company’s 2012 Form 10-K and annual report.

The risks of participating in multiemployer pension plans are different from single-employer plans. Assets contributed to a multiemployer plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the remaining participating employers may be required to bear the unfunded obligations of the plan.

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

Net product sales were $110,279 in first quarter 2013 compared to $109,763 in first quarter 2012, an increase of $516 or 0.5%. Product cost of goods sold were $72,169 in first quarter 2013 compared to $74,905 in first quarter 2012. Product cost of goods sold includes $696 and $739 of certain deferred compensation expenses in first quarter 2013 and 2012, respectively. These deferred compensation expenses principally result from the increase or decrease in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Adjusting for the aforementioned, product cost of goods sold decreased from $74,166 in first quarter 2012 to $71,473 in first quarter 2013, a decrease of $2,693 or 3.6%. As a percentage of net product sales, adjusted product cost of goods sold was 67.6% in first quarter 2012 and 64.8% in 2013, a decrease of 2.8% as a percent of sales. This change reflects more favorable ingredient costs as well as plant efficiencies driven by capital investments. The Company is continuing to make progress on restoring its margins to their historical levels before the increases in commodity and other input costs in recent years.

Selling, marketing and administrative expenses were $27,967 in first quarter 2013 compared to $27,239 in first quarter 2012. Selling, marketing and administrative expenses includes $2,357 and $2,575 of certain deferred compensation expenses in first quarter 2013 and 2012, respectively. As discussed above, these expenses principally result from changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Adjusting for the aforementioned, selling, marketing and administrative expenses increased from $24,664 in first quarter 2012 to $25,610 in first quarter 2013, an increase of $946 or 3.8%. As a percentage of net product sales, adjusted selling, marketing and administrative expenses increased slightly from 22.5% in first quarter 2012 to 23.2% in first quarter 2013, an increase of 0.7% as a percent of sales.  Selling, marketing and administrative expenses include $10,124 and $9,995 for freight, delivery and warehousing expenses in first quarter 2013 and 2012, respectively. These expenses were 9.2% and 9.1% of net product sales in first quarter 2013 and 2012, respectively.

Earnings from operations were $10,900 in first quarter 2013 compared to $8,419 in first quarter 2012. Earnings from operations include $3,053 and $3,314 of certain deferred compensation expenses in first quarter 2013 and 2012, respectively.  As discussed above, these deferred compensation expenses relate to changes in deferred compensation liabilities resulting from corresponding changes in the market value of trading securities and related investment income that hedge these liabilities. Adjusting for the aforementioned, operating earnings were $13,953 and $11,733 in first quarter 2013 and 2012, respectively, an increase of $2,220 or 18.9%. As a percentage of net product sales, these adjusted operating earnings were 12.7% and 10.7% in first quarter 2013 and 2012, respectively, an increase of 2.0% as a percentage of net product sales. The above discussed increases in operating earnings principally reflect more favorable gross profit margins as discussed above. Management believes the presentation in this and the preceding paragraphs relating to amounts adjusted for deferred compensation expense are more reflective of the underlying operations of the Company.

Other income, net, was $2,591 in first quarter 2013 compared to $3,335 in first quarter 2012, an unfavorable decrease of $744. Other income, net for first quarter 2013 and 2012 includes aggregate net gains and investment income of $3,053 and $3,314, respectively, on trading securities. These increases in trading securities were substantially offset by a like amount of deferred compensation expense included in product cost of goods sold and selling, marketing, and administrative expenses in the respective periods as discussed above.

Other income, net includes losses on foreign exchange of $604 and $192 in first quarter 2013 and 2012, respectively. Other income, net also includes $282 and $122 for first quarter 2013 and 2012, respectively, relating to the Company’s equity investment in two 50% owned Spanish companies. Management believes that the business and economic challenges in Spain are likely to continue and may result in additional equity investment losses in the future, and that the Company’s investment (carrying value of $1,794 at end of first quarter 2013) could suffer additional impairment loss at a future date (a pre-tax impairment loss of $850 was recorded in fourth quarter 2012).

The consolidated effective tax rates were 32.8% and 25.4% in first quarter 2013 and 2012, respectively. The increase in the effective tax rate in first quarter 2013 principally reflects the reduction of uncertain tax positions resulting from the effective settlement of a state income tax examination in first quarter 2012.

Net earnings were $9,069 in first quarter 2013 compared to $8,774 in first quarter 2012, and earnings per share were $0.15 and $0.14 in first quarter 2013 and first quarter 2012, respectively, an increase of $0.01 per share or 7.1%. Earnings per share for first quarter 2013 did benefit from the reduction in average shares outstanding resulting from common stock purchases in the open market by the Company. Average shares outstanding decreased from 60,800 in first quarter 2012 to 59,903 in first quarter 2013.

Goodwill and intangibles are assessed annually as of December 31 or whenever events or circumstances indicate that the carrying values may not be recoverable from future cash flows. The Company has not identified any triggering events, as defined, or other adverse information that would indicate a material impairment of its goodwill or intangibles in first quarter 2013.

During 2012 and 2013, the Company received Annual Funding Notices, Notices of Funded Status, and a Rehabilitation Plan (Notices), as defined by the Pension Protection Act (PPA), from the Bakery and Confectionery Union and Industry International (BC&T) Pension Fund (Plan), a multi-employer defined benefit pension plan for certain Company union employees. The Notices indicate that the Plan’s actuary has certified that the Plan is in critical status, the “Red Zone”, as defined by the PPA, and that a plan of rehabilitation was adopted by the Trustees of the Plan (Trustees) in fourth quarter 2012. The Trustees have advised that one of the largest contributors to the Plan filed for bankruptcy and ceased making contributions to the Plan in 2011, and that the Plan has achieved less favorable investment performance returns to maintain a favorable funding status. The Trustees indicated that the aforementioned are the primary reasons for the Plan’s deterioration to critical status.

The Plan’s actuary has certified that the Plan is 66.9% funded as of January 1, 2012. This funding percentage is based on actuarial values and not market values of investments. As of January 1, 2012 and 2011, the Plan was 66.9% and 83.6% funded based on the actuarial value of investments; however, it was only 55.6% and 70.0% funded based on the then current market value of its investments at these same dates.  As of January 1, 2012 plan valuation date, the Plan had 114,224 participants, of which 25,480 (22%) were active participants, 54,793 (48%) were retired or separated from service and receiving benefits, and 33,951 (30%) were retired or separated from service and entitled to receive future benefits. Comparing the aforementioned statistics to the prior year, they reflect a decreasing number (and percentage) of active participants, and an increasing number (and percentage) of participants that were both retired or separated from service and receiving benefits and participants that were retired or separated from service and entitled to receive future benefits.

During 2012, a Committee comprised of an equal number of BC&T Union and participating employer Trustees reviewed possible plan changes, including benefit reductions and increased employer contributions, and concluded that it was not feasible for the Plan to adopt changes which would allow it to emerge from critical status within the ten year targeted period as defined in the PPA. The Committee determined that rehabilitation within ten years would require 15% annual compounded surcharges on employer contributions, and that such action was not feasible and would likely have an adverse effect on the Plan. Under the Rehabilitation Plan adopted, the Plan is projected to emerge from critical status sometime beyond the 30 year projection period. In the event that a plan does not have the financial resources to ultimately pay benefits at a level specified by law, then it must apply to the Pension Benefits Guaranty Corporation for government financial assistance.

The Rehabilitation Plan adopted requires that employer contributions include 5% compounded annual surcharges each year for an unspecified period of time beginning January 2013 (in addition to the 5% interim surcharge initiated in June 2012) as well as certain plan benefit reductions. The Trustees will review the Plan’s progress each year and will consider if further adjustments, including employer surcharges or plan benefit modifications, are necessary to meet the objectives of the Rehabilitation Plan. The Trustees have advised that neither the PPA nor regulatory guidance currently defines the rehabilitation standards for a plan that is not designed to emerge from critical status within the 10-year rehabilitation period. Company contributions to the Plan were $2,131 and $2,046 in each of the years 2012 and 2011, respectively. Company contributions in first quarter 2013 and 2012 were $459 and $406, respectively, including $43 and $0 of surcharges, respectively.  The Company was advised by the Plan that if the Company had withdrawn from the Plan during 2012 its estimated withdrawal liability would have been $37,200. In first quarter 2013, the Company executed a new labor contract with its BC&T local union which included the Company’s commitment to continue participating in this Plan through third quarter 2017. Should the Company actually withdraw from the Plan at a future date, a withdrawal liability, which could be higher than $37,200, would be payable to the Plan. The Company is currently unable to determine the ultimate outcome of the above discussed matter and therefore, is unable to determine the effects on its consolidated financial statements, but, the ultimate outcome could be material to its consolidated results of operations in one or more future periods. See also the Company’s consolidated financial statements and related notes and Management and Discussion and Analysis included in the Company’s 2012 Form 10-K and annual report.

The risks of participating in multiemployer pension plans are different from single-employer plans. Assets contributed to a multiemployer plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the remaining participating employers may be required to bear unfunded obligations of the plan.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows provided by operating activities were $33,431 and $21,387 in first quarter 2013 and 2012, respectively. The $12,044 increase in cash flows from operating activities from first quarter 2012 to first quarter 2013 principally reflects higher net earnings and the decrease in prepaid expenses and other assets partially offset by increased inventories.

Net cash used in investing activities was $37,112 in first quarter 2013 compared to $6,658 in first quarter 2012. Cash flows from investing activities reflect $47,335 and $2,805 relating to the purchase of available for sale securities during first quarter 2013 and 2012, respectively. First quarter 2013 and first quarter 2012 also includes capital expenditures of $2,241 and $3,250, respectively. Capital expenditures for the 2013 year are anticipated to be generally in line with historical annualized spending, and are to be funded from the Company’s cash flow from operations and internal sources.

The Company had no bank borrowings or repayments in first quarter 2013 or 2012, and had no outstanding bank borrowings as of the end of first quarter 2013 or first quarter 2012.

Financing activities include Company common stock purchases and retirements of $4,641 and $4,247 in first quarter 2013 and 2012, respectively. Cash dividends of $4,653 and $9,185 were paid in first quarter 2013 and 2012, respectively.  Fourth quarter 2012 included an accelerated payment of the regular quarterly dividend of $4,656 ($0.08 per share) which has historically been paid during the first week in January. This was in response to the uncertainty surrounding the future federal tax treatment of dividends at that time after giving consideration to the Company’s cash and investment position.

The Company’s current ratio (current assets divided by current liabilities) was 3.3 to 1 as of the end of first quarter 2013 as compared to 3.2 to 1 as of the end of fourth quarter 2012 and 3.9 to 1 as of the end of first quarter 2012. Net working capital was $140,488 as of the end of first quarter 2013 as compared to $136,476 and $155,020 as of the end of fourth and first quarters 2012, respectively.

The aforementioned net working capital amounts are principally reflected in aggregate cash and cash equivalents and short-term investments which totaled $73,243 as of the end of first quarter 2013 compared to $82,608 and $90,903 as of the end of fourth and first quarters 2012, respectively. In addition, long term investments, principally debt securities comprising municipal bonds (including $8,808 of Jefferson County auction rate securities discussed below) and trading securities, were $157,600 as of the end of first quarter 2013, as compared to $124,685 and $101,866 as of the end of fourth and first quarters 2012, respectively. Aggregate cash and cash equivalents and short and long-term investments were $230,843, $207,293, $192,769, as of the end of first quarter 2013, and as of the end of fourth and first quarters 2012, respectively. The aforementioned includes $54,377, $49,378, and $47,031 as of the end of the first quarter 2013, and fourth and first quarters 2012, respectively, relating to trading securities which are used as an economic hedge for the Company’s deferred compensation liabilities. Investments in municipal bonds and other debt securities that matured during first quarter 2013 and 2012 were generally used to purchase the Company’s common stock or were replaced with debt securities of similar maturities.

During 2008, the Company contributed $16,050 to a VEBA trust to fund the estimated future costs of certain employee health, welfare and other benefits. The Company used the funds, as well as investment income in this VEBA trust, to pay the actual cost of such benefits since 2008. As of the end of the first quarter 2013, the VEBA trust holds $1,170 of aggregate cash, cash equivalents and investments; this asset value is included in prepaid expenses in the Company’s current assets.

As of March 30, 2013, the Company’s long-term investments include $8,808 ($13,550 original cost) of Jefferson County Alabama Sewer Revenue Refunding Warrants, originally purchased with an insurance-backed AAA rating.  This is an auction rate security that is classified as an available-for-sale security.  Due to adverse events related to Jefferson County and its bond insurance carrier, Financial Guaranty Insurance Company (FGIC), as well as events in the credit markets, the auctions for this auction rate security have failed since 2008.  As such, the Company continues to estimate the fair value of this auction rate security utilizing a valuation model with Level 3 inputs, as defined by guidance.  This valuation model considered, among others items, a limited number of market trades, the credit risk of the collateral underlying the auction rate security, the credit risk of the bond insurer, interest rates, and the amount and timing of expected future cash flows including assumptions about the market expectation of the next successful auction or possible negotiated settlement between the County and debt holders.

The trading range of these inputs was between 64.4% and 76.0% of the original par value. Both Jefferson County and FGIC are in bankruptcy. Rulings by the bankruptcy courts could have adverse effects to the holders of warrants and other debt, and further reduce the market value of this auction rate security resulting in an additional other-than-temporary impairments and charges to net earnings. The Company is not currently able to determine the outcome of this bankruptcy, or the amount and timing of the ultimate net proceeds that it may recover. See also the Company’s consolidated financial statements and related notes and Management and Discussion and Analysis included in the Company’s 2012 Form 10-K and annual report.

ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued ASU 2013-02 which requires additional disclosures regarding the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. This guidance is effective for reporting periods beginning after December 15, 2012. The Company adopted this guidance effective January 1, 2013. The Company’s adoption of this standard did not have a significant impact on its consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, which allows an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test of an indefinite-lived intangible asset.  Per the terms of this ASU, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired.  The revised standard is effective for annual and interim impairment tests performed for fiscal years beginning after December 15, 2012; however, early adoption is permitted. The Company does not expect adoption of this ASU to significantly impact its consolidated financial statements.

In March 2013, the FASB issued ASU 2013-05, which permits an entity to release cumulative translation adjustments into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided, or, if a controlling financial interest is no longer held. The revised standard is effective for fiscal years beginning after December 15, 2013; however, early adoption is permitted. The Company does not expect adoption of this ASU to significantly impact its consolidated financial statements.

RISK FACTORS

The Company’s operations and financial results are subject to a number of risks and uncertainties that could adversely affect the Company’s operating results and financial condition. Significant risk factors, without limitations that could impact the Company, are the following: (i) significant competitive activity, including advertising, promotional and price competition, and changes in consumer demand for the Company’s products; (ii) fluctuations in the cost and availability of commodities and ingredients, including the effects adverse weather and climate change, and packaging materials, and the ability to recover cost increases through product sales price increases; (iii) inherent risks in the marketplace, including uncertainties about trade and consumer acceptance of higher price realization and seasonal events such as Halloween; (iv) the effect of acquisitions on the Company’s results of operations and financial condition; (v) the effect of changes in foreign currencies on the Company’s foreign subsidiaries operating results, and the effect of the fluctuation of the Canadian dollar on products manufactured in Canada and marketed and sold in the United States in U.S. dollars; (vi) the Company’s reliance on third party vendors for various goods and services, including commodities used for ingredients that are primarily grown or sourced from foreign locations; (vii) the Company’s ability to successfully implement new production processes and lines, and new computer software systems; (viii) the effect of changes in assumptions, including discount rates, sales growth and profit margins and the capability to pass along higher ingredient and other input costs through price increases, relating to the Company’s impairment testing and analysis of its goodwill and trademarks; (ix) changes in the confectionery marketplace including actions taken by major retailers and customers; (x) customer, consumer and competitor response to marketing programs and price and product weight adjustments, and new products; (xi) dependence on significant customers, including the volume and timing of their purchases, and availability of shelf space; (xii) increases in energy costs, including freight and delivery, that cannot be passed along to customers through increased price realization due to competitive reasons; (xiii) any significant labor stoppages, strikes or production interruptions; (xiv) changes in governmental laws and regulations including taxes and tariffs; (xv) the adverse effects should the Company either voluntarily or involuntarily recall its product(s) from the marketplace; (xvi) the risk that the market value of Company’s investments could decline including being classified as “other-than-

temporary” as defined; (xvii) the Company’s dependence on its enterprise resource planning computer system to manage its supply chain and customer deliveries, and the risk that the Company’s information technology systems fail to perform adequately or the Company is unable to protect such information technology systems against data corruption, cyber-based attacks or network security breaches; (xviii) the potential effects of adverse effects, including rulings by bankruptcy courts, relating to the investment in the Jefferson County auction rate security and its insurance carrier; (xix) the potential adverse effects on the Company as to changes to improve the underfunding status of the Bakery and Confectionary Union and Industry Pension Plan (Plan), a multiemployer plan which covers certain Company union employees, and future adverse Plan investment results and/or actuarial changes to the  Plan ; (xx) the potential adverse effects of deteriorating economic and business conditions in Spain and the effects on the Company’s equity investment in two 50% owned Spanish companies, and (xxi) the potential effects of current and future macroeconomic conditions and geopolitical events.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to various market risks, including fluctuations in sugar, corn syrup, edible oils, including soybean oil, cocoa, dextrose, milk and whey, and gum-base input ingredients and packaging and fuel costs principally relating to freight and delivery fuel surcharges. The Company is exposed to exchange rate fluctuations in the Canadian dollar which is the currency used for a portion of the raw material and packaging material costs and operating expenses at its Canadian plants.  The Company invests in securities with maturities or auction dates of up to three years, the majority of which are held to maturity, which limits the Company’s exposure to interest rate fluctuations. There has been no material change in the Company’s market risks that would significantly affect the disclosures made in the Form 10-K for the year ended December 31, 2012.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, the Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 30, 2013 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

TOOTSIE ROLL INDUSTRIES, INC.

AND SUBSIDIARIES

ITEM 1.                        LEGAL PROCEEDINGS

On April 16, 2013, a shareholder filed a derivative complaint in the Circuit Court of Cook County, Illinois, against all of the Company’s directors alleging a breach of certain fiduciary duties. The Complaint seeks declaratory relief as well as unspecified monetary damages and names the Company as a nominal defendant.  On April 25, 2013, a Special Investigative Committee of the Company’s Board of Directors comprised of the Company’s independent directors, assisted by independent counsel, determined the claims set forth in this complaint have no merit.

ITEM 2.                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the Company’s purchases of its common stock during the quarter ended March 30, 2013:

Approximate Dollar
	(a) Total		Shares	Value of Shares that
	Number of	(b) Average	Purchased as Part of	May Yet Be Purchased
	Shares	Price Paid per	Publicly Announced Plans	Under the Plans
Period	Purchased	Share	Or Programs	or Programs

Jan 1 to Jan 26	—	$—	Not Applicable	Not Applicable

Jan 27 to Feb 23	—	—	Not Applicable	Not Applicable

Feb 24 to Mar 30	163,371	28.37	Not Applicable	Not Applicable

Total	163,371	$28.37	Not Applicable	Not Applicable

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

Exhibit 101.DEF - XBRL Taxonomy Extension Definition Linkbase Document.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOOTSIE ROLL INDUSTRIES, INC.

Date:	May 8, 2013	BY:	/S/MELVIN J. GORDON
Melvin J. Gordon
Chairman and Chief
Executive Officer

Date:	May 8, 2013	BY:	/S/G. HOWARD EMBER, JR.
G. Howard Ember, Jr.
Vice President Finance and
Chief Financial Officer