Form 10-Q
period 2013-06-29
TOOTSIE ROLL INDUSTRIES INC
filed 2013-08-08
CIK 98677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date     (June 29, 2013).

Class	Outstanding

Common Stock, $.69 4/9 par value	37,401,482
Class B Common Stock, $.69 4/9 par value	22,261,373

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES

June 29, 2013

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  See “Forward-Looking Statements” under Part I — Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands) (UNAUDITED)

	June 29, 2013	December 31, 2012	June 30, 2012

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$31,946	$63,862	$66,617
Investments	24,868	18,746	12,820
Trade accounts receivable, less allowances of $1,907, $2,142 & $1,502	24,888	42,108	26,010
Other receivables	5,292	5,528	3,654
Inventories:
Finished goods & work-in-process	69,715	37,046	62,867
Raw material & supplies	29,841	25,337	33,112
Prepaid expenses	2,221	4,148	5,777
Deferred income taxes	4,935	466	578

Total current assets	193,706	197,241	211,435

PROPERTY, PLANT & EQUIPMENT, at cost:

Land	21,685	21,687	21,653
Buildings	108,387	108,391	107,891
Machinery & equipment	329,861	331,110	323,046
Construction in progress	8,392	2,539	7,940
	468,325	463,727	460,530
Less-accumulated depreciation	270,827	262,437	252,784
Net property, plant and equipment	197,498	201,290	207,746

OTHER ASSETS:

Goodwill	73,237	73,237	73,237
Trademarks	175,024	175,024	175,024
Investments	168,751	124,685	114,889
Split dollar officer life insurance	41,394	66,911	70,549
Prepaid expenses	—	—	1,564
Equity method investment	1,622	2,127	3,270
Deferred income taxes	5,926	6,222	7,723
Total other assets	465,954	448,206	446,256

Total assets	$857,158	$846,737	$865,437

(The accompanying notes are an integral part of these statements.)

(in thousands except per share data) (UNAUDITED)

	June 29, 2013	December 31, 2012	June 30, 2012

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$11,630	$8,942	$14,374
Dividends payable	4,773	—	4,714
Accrued liabilities	45,773	45,150	42,889
Postretirement health care and life insurance benefits	555	555	574
Income taxes payable	249	6,118	—
Total current liabilities	62,980	60,765	62,551

NONCURRENT LIABILITIES:

Deferred income taxes	42,862	38,748	43,311
Postretirement health care and life insurance benefits	28,188	26,826	27,051
Industrial development bonds	7,500	7,500	7,500
Liability for uncertain tax positions	8,261	7,866	7,580
Deferred compensation and other liabilities	60,941	55,217	51,644
Total noncurrent liabilities	147,752	136,157	137,086

SHAREHOLDERS’ EQUITY:

Common stock, $.69-4/9 par value- 120,000 shares authorized; 37,401, 36,649 & 37,273, respectively, issued	25,973	25,450	25,884
Class B common stock, $.69-4/9 par value- 40,000 shares authorized; 22,261, 21,627 & 21,641, respectively, issued	15,459	15,018	15,028
Capital in excess of par value	584,969	547,576	563,859
Retained earnings	39,199	80,210	82,931
Accumulated other comprehensive loss	(17,182)	(16,447)	(19,910)
Treasury stock (at cost)- 76, 73 & 73 shares, respectively	(1,992)	(1,992)	(1,992)
Total shareholders’ equity	646,426	649,815	665,800
Total liabilities and shareholders’ equity	$857,158	$846,737	$865,437

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF
EARNINGS AND RETAINED EARNINGS

(in thousands except per share amounts)    (UNAUDITED)

	Quarter Ended		Year to Date Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Net product sales	$101,988	$108,156	$212,267	$217,919
Rental and royalty revenue	898	983	1,905	2,040

Total revenue	102,886	109,139	214,172	219,959

Product cost of goods sold	66,972	72,858	139,141	147,763
Rental and royalty cost	225	250	475	507

Total costs	67,197	73,108	139,616	148,270

Product gross margin	35,016	35,298	73,126	70,156
Rental and royalty gross margin	673	733	1,430	1,533

Total gross margin	35,689	36,031	74,556	71,689

Selling, marketing and administrative expenses	26,487	25,022	54,454	52,261

Earnings from operations	9,202	11,009	20,102	19,428

Other income (expense), net	1,705	(444)	4,296	2,891

Earnings before income taxes	10,907	10,565	24,398	22,319
Provision for income taxes	2,538	3,054	6,960	6,034
Net earnings	8,369	7,511	17,438	16,285

Net earnings per share	$0.14	$0.12	$0.29	$0.27
Dividends per share *	$0.08	$0.08	$0.16	$0.16

Average number of shares outstanding	59,667	60,652	59,785	60,728

Retained earnings at beginning of period	$35,598	$80,128	$80,210	$114,269
Net earnings	8,369	7,511	17,438	16,285
Cash dividends	(4,768)	(4,708)	(9,421)	(9,289)
Stock dividends	—	—	(49,028)	(38,334)

Retained earnings at end of period	$39,199	$82,931	$39,199	$82,931

*Does not include 3% stock dividend to shareholders of record on 3/5/13 and 3/6/12.

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS

(in thousands except per share amounts) (UNAUDITED)

	Quarter Ended		Year to Date Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Net earnings	$8,369	$7,511	$17,438	$16,285

Other comprehensive income (loss), before tax:

Foreign currency translation adjustments	(1,223)	(1,510)	(101)	341
Pension and post-retirement reclassification adjustment	—	—	—	—

Investments:
Unrealized gains (losses) for the period on investments	589	514	(181)	(32)
Less: reclassification adjustment for (gains) losses to net income	—	—	—	—
Unrealized gains (losses) on investments	589	514	(181)	(32)

Derivatives:
Unrealized gains (losses) for the period on derivatives	(802)	(699)	(1,732)	(193)
Less: reclassification adjustment for (gains) losses to net income	546	(115)	901	(282)
Unrealized gains (losses) on derivatives	(256)	(814)	(831)	(475)

Total other comprehensive income (loss), before tax	(890)	(1,810)	(1,113)	(166)
Income tax benefit (expense) related to items of other comprehensive income	(128)	181	378	209

Comprehensive earnings	$7,351	$5,882	$16,703	$16,328

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)   (UNAUDITED)

	Year to Date Ended
	June 29, 2013	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings	$17,438	$16,285
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	9,783	9,844
(Gain) loss from equity method investment	477	589
Amortization of marketable security premiums	1,468	765
Changes in operating assets and liabilities:
Accounts receivable	17,207	15,954
Other receivables	(594)	(738)
Inventories	(37,188)	(24,114)
Prepaid expenses and other assets	27,442	5,406
Accounts payable and accrued liabilities	3,317	3,467
Income taxes payable and deferred	(5,159)	(1,548)
Postretirement health care and life insurance benefits	1,362	1,517
Deferred compensation and other liabilities	1,620	1,235
Other	(80)	212

Net cash from operating activities	37,093	28,874

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(5,960)	(5,373)
Net purchases of trading securities	(2,269)	(2,167)
Purchase of available for sale securities	(63,992)	(20,071)
Sale and maturity of available for sale securities	18,530	3,094

Net cash used in investing activities	(53,691)	(24,517)

CASH FLOWS FROM FINANCING ACTIVITIES:

Shares purchased and retired	(10,568)	(7,076)
Dividends paid in cash	(4,750)	(9,276)

Net cash used in financing activities	(15,318)	(16,352)

Increase(decrease) in cash and cash equivalents	(31,916)	(11,995)
Cash and cash equivalents at beginning of year	63,862	78,612

Cash and cash equivalents at end of quarter	$31,946	$66,617

Supplemental cash flow information:
Income taxes paid, net	$12,996	$8,550
Interest paid	$17	$20
Stock dividend issued	$48,925	$38,237

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 29, 2013

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

Results of operations for the period ended June 29, 2013 are not necessarily indicative of results to be expected for the year to end December 31, 2013 because of the seasonal nature of the Company’s operations. Historically, the third quarter has been the Company’s largest sales quarter due to Halloween sales.

Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, which requires certain presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  ASU 2013-11 provides explicit guidance on presentation in financial statements.  The amendment is effective for reporting periods beginning after December 15, 2013.  The Company does not expect adoption of this ASU to significantly impact its consolidated financial statements.

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

Note 2 — Average Shares Outstanding

The average number of shares outstanding for year to date ended June 29, 2013 reflect stock purchases of 356 shares for $10,568 and a 3% stock dividend distributed on April 5, 2013. The average number of shares outstanding for year to date ended June 30, 2012 reflect stock purchases of 306 shares for $7,076 and a 3% stock dividend distributed on April 5, 2012.

Note 3 — Income Taxes

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company remains subject to examination by U.S. federal and state and foreign tax authorities for the years 2009 through 2012. With few exceptions, the Company is no longer subject to examinations by tax authorities for the year 2008 and prior. The lower effective income tax rate in second quarter 2013 compared to second quarter 2012 reflects the release of certain tax valuation allowances relating to prior capital losses as a result of capital gains realized in second quarter 2013. In addition, the Company’s overall effective tax rate on foreign earnings, primarily Canada and Mexico, reflect statutory rates which are lower than the 35% U.S. statutory corporate income tax rate.

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

As of June 29, 2013, December 31, 2012 and June 30, 2012, the Company held certain financial assets that are required to be measured at fair value on a recurring basis. These included derivative hedging instruments related to the purchase of certain raw materials and foreign currencies, investments in trading securities and available for sale securities, including an auction rate security. The Company’s available-for-sale and trading securities principally consist of municipal bonds and mutual funds that are publicly traded.

The following table presents information about the Company’s financial assets and liabilities measured at fair value as of June 29, 2013, December 31, 2012 and June 30, 2012, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Estimated Fair Value June 29, 2013
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$31,946	$31,946	$—	$—
Auction rate security	10,162	—	—	10,162
Available-for-sale securities excluding the auction rate security	127,704	—	127,704	—
Foreign currency forward contracts	(759)	—	(759)	—
Commodity futures contracts	(223)	(223)	—	—
Trading securities	55,753	55,753	—	—
Total assets measured at fair value	$224,583	$87,476	$126,945	$10,162

	Estimated Fair Value December 31, 2012
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$63,862	$63,862	$—	$—
Auction rate security	9,485	—	—	9,485
Available-for-sale securities excluding the auction rate security	84,568	—	84,568	—
Commodity futures contracts, net	(112)	(112)	—	—
Trading securities	49,378	49,378	—	—
Total assets measured at fair value	$207,181	$113,128	$84,568	$9,485

	Estimated Fair Value June 30, 2012
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$66,617	$66,617	$—	$—
Auction rate security	7,453	—	—	7,453
Available-for-sale securities excluding the auction rate security	74,016	—	74,016	—
Foreign currency forward contracts	70	—	70	—
Commodity futures contracts	(132)	(132)	—	—
Commodity options contracts	(18)	(18)	—	—
Trading securities	46,240	46,240	—	—
Total assets measured at fair value	$194,246	$112,707	$74,086	$7,453

As of June 29, 2013, the Company’s long-term investments include $10,162 ($13,550 original cost) of Jefferson County Alabama Sewer Revenue Refunding Warrants, originally purchased with an insurance-backed AAA rating.  This is an auction rate security that is classified as an available-for-sale security.  Due to adverse events related to Jefferson County and its bond insurance carrier, Financial Guaranty Insurance Company (FGIC), as well as events in the credit markets, the auctions for this auction rate security have failed since 2008.  As such, the Company continues to estimate the fair value of this auction rate security utilizing a valuation model with Level 3 inputs, as defined by guidance.  This valuation model considered, among others items, a limited number of market trades, the credit risk of the collateral underlying the auction rate security, the credit risk of the bond insurer, interest rates, and the amount and timing of expected future cash flows including assumptions about the market expectation of the next successful auction or possible negotiated settlement between Jefferson County and the debt holders.  The trading range of these inputs was between 67.4% and 82.8% of the original par value. Both Jefferson County and FGIC are in bankruptcy. During the second quarter 2013, Jefferson County and the holders of its bonds and warrants reached an agreement whereby Jefferson County would issue replacement securities with a value of approximately 80% of the face value of the original bonds and warrants. The agreement is subject to approval by the bankruptcy court which is scheduled to meet at a future date.  Nonetheless, future rulings by the bankruptcy courts could have adverse effects to the holders of warrants and other debt, and further reduce the market value of this auction rate security resulting in an additional other-than-temporary impairments and charges to net earnings. The Company is not currently able to determine with certainty the outcome of this matter, or the amount and timing of the ultimate net proceeds that it may recover. See also the Company’s consolidated financial statements and related notes and Management and Discussion and Analysis included in the Company’s 2012 Form 10-K and annual report.

The following table presents additional information about the Company’s financial instruments (an auction rate security) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at June 29, 2013 and June 30, 2012:

	2013	2012

Balance at January 1	$9,485	$7,453
Unrealized loss in other comprehensive earnings	677	—

Balance at June 29 and June 30, respectively	$10,162	$7,453

The fair value of the Company’s industrial revenue development bonds at June 29, 2013 and June 30, 2012 were valued using Level 2 inputs which approximates the carrying value of $7,500 for both periods. Interest rates on these bonds reset weekly based on current market conditions.

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

The following table summarizes the Company’s outstanding derivative contracts and their effects on its Condensed Consolidated Statements of Financial Position at June 29, 2013, December 31, 2012 and June 30, 2012:

	June 29, 2013
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$23,383	$—	$(759)
Commodity futures contracts	1,600	—	(246)
Total derivatives designated as hedging instruments		—	(1,005)
Derivatives not designated as hedging instruments:
Commodity futures contracts	1,272	25	(2)
Total derivatives not designated as hedging instruments		25	(2)
Total derivatives		$25	$(1,007)

	December 31, 2012
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Commodity futures contracts	$7,868	$127	$(301)
Total derivatives designated as hedging instruments		127	(301)
Derivatives not designated as hedging instruments:
Commodity futures contracts	627	62	—
Total derivatives not designated as hedging instruments		62	—
Total derivatives		$189	$(301)

	June 30, 2012
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$4,350	$70	$—
Commodity futures contracts	3,738	56	(188)
Commodity option contracts	171	1	—
Total derivatives designated as hedging instruments		127	(188)
Derivatives not designated as hedging instruments:
Commodity futures contracts	1,290	14	(33)
Total derivatives not designated as hedging instruments		14	(33)
Total derivatives		$141	$(221)

The effects of derivative instruments on the Company’s Condensed Consolidated Statement of Earnings and Retained Earnings, and the Condensed Consolidated Statement of Comprehensive Earnings for quarters ended June 29, 2013 and June 30, 2012 are as follows:

	For Quarter Ended June 29, 2013
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain(Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$(585)	$(73)	$—
Commodity futures contracts	(217)	(473)	—
Commodity option contracts	—	—	—

Total	$(802)	$(546)	$—

	For Quarter Ended June 30, 2012
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$(124)	$115	$—
Commodity futures contracts	(543)	30	—
Commodity option contracts	(32)	(30)	—

Total	$(699)	$115	$—

	For Year to Date Ended June 29, 2013
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain(Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$(867)	$(108)	$—
Commodity futures contracts	(865)	(793)	—
Commodity option contracts	—	—	—

Total	$(1,732)	$(901)	$—

	For Year to Date Ended June 30, 2012
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$128	$264	$—
Commodity futures contracts	(287)	48	—
Commodity option contracts	(34)	(30)	—

Total	$(193)	$282	$—

During the quarters and years to date ended June 29, 2013 and June 30, 2012, the Company recognized earnings (loss) of $(31) and $7, and $(39) and $53 respectively, related to mark-to-market accounting for certain commodity option and future contracts.

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

Under the Rehabilitation Plan adopted, the Plan is projected to emerge from critical status sometime beyond the 30 year projection period. The Rehabilitation Plan  requires that employer contributions include 5% compounded annual surcharges each year for an unspecified period of time beginning January 2013 (in addition to the 5% interim surcharge initiated in June 2012) as well as certain plan benefit reductions. The Trustees will review the Plan’s progress each year and will consider if further adjustments, including employer surcharges or plan benefit modifications, are necessary to meet the objectives of the Rehabilitation Plan. The Company was advised by the Plan that if the Company had withdrawn from the Plan during 2012 its estimated withdrawal liability would have been $37,200. In first quarter 2013, the Company executed a new labor contract with its BC&T local union which included the Company’s commitment to continue participating in this Plan through third quarter 2017. Should the Company actually withdraw from the Plan at a future date, a withdrawal liability, which could be higher than $37,200, would be payable to the Plan.

The risks of participating in multi-employer pension plans are different from single-employer plans. Assets contributed to a multi-employer plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the remaining participating employers may be required to bear the unfunded obligations of the plan. The Company is currently unable to determine the ultimate outcome of the above discussed matter and therefore, is unable to determine the effects on its consolidated financial statements, but, the ultimate outcome could be material to its consolidated results of operations in one or more future periods. See also the Company’s consolidated financial statements and related notes and Management and Discussion and Analysis included in the Company’s 2012 Form 10-K and annual report.

Note 7 — Accumulated Other Comprehensive Earnings (Loss)

Accumulated Other Comprehensive Earnings (Loss) consists of the following components:

	Foreign Currency Translation	Investments	Foreign Currency Derivatives	Commodity Derivatives	Postretirement and Pension Benefits	Accumulated Other Comprehensive Earnings (Loss)
Balance at December 31, 2012	$(13,406)	$908	$—	$(111)	$(3,838)	$(16,447)
Other comprehensive earnings (loss) before reclassifications	1,122	(770)	(282)	(648)	—	(578)
Reclassifications from accumulated other comprehensive loss	—	—	35 (a)	320 (b)	—	355
Net Q1 other comprehensive earnings (loss) before tax	1,122	(770)	(247)	(328)	—	(223)
Income tax benefit (expense)	19	279	89	119	—	506
Balance at March 30, 2013	(12,265)	417	(158)	(320)	(3,838)	(16,164)
Other comprehensive earnings (loss) before reclassifications	(1,223)	589	(585)	(217)	—	(1,436)
Reclassifications from accumulated other comprehensive loss	—	—	73 (a)	473 (b)	—	546
Net Q2 other comprehensive earnings (loss) before tax	(1,223)	589	(512)	256	—	(890)
Income tax benefit (expense)	(8)	(213)	186	(93)	—	(128)
Balance at June 29, 2013	$(13,496)	$793	$(484)	$(157)	$(3,838)	$(17,182)

(a)         Foreign currency derivatives are reclassified to other income, net.

(b)         Commodity derivatives are reclassified to cost of goods sold.

	Foreign Currency Translation	Investments	Foreign Currency Derivatives		Commodity Derivatives		Postretirement and Pension Benefits	Accumulated Other Comprehensive Earnings (Loss)
Balance at December 31, 2011	$(14,686)	$(351)	$129		$128		$(5,173)	$(19,953)
Other comprehensive earnings (loss) before reclassifications	1,851	(546)	252		254		—	1,811
Reclassifications from accumulated other comprehensive earnings (loss)	—	—	(149	)(a)	(18	)(b)	—	(167)
Net Q1 other comprehensive earnings (loss) before tax	1,851	(546)	103		236		—	1,644
Income tax benefit (expense)	(45)	194	(37)		(84)		—	28
Balance at March 31, 2012	(12,880)	(703)	195		280		(5,173)	(18,281)
Other comprehensive earnings (loss) before reclassifications	(1,510)	514	(124)		(575)		—	(1,695)
Reclassifications from accumulated other comprehensive earnings (loss)	—	—	(115	)(a)	—		—	(115)
Net Q2 other comprehensive earnings (loss) before tax	(1,510)	514	(239)		(575)		—	(1,810)
Income tax benefit (expense)	71	(186)	88		208		—	181
Balance at June 30, 2012	$(14,319)	$(375)	$44		$(87)		$(5,173)	$(19,910)

(a)         Foreign currency derivatives are reclassified to other income, net.

(b)         Commodity derivatives are reclassified to cost of goods sold.

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

Net product sales were $101,988 in second quarter 2013 compared to $108,156 in second quarter 2012, a decrease of $6,168 or 5.7%. First half 2013 net product sales were $212,267 compared to $217,919 in first half 2012, a decrease of $5,652 or 2.6%. The decline in second quarter 2013 sales compared to second quarter 2012 reflects some timing of sales between the first and second quarters in 2013. The decline in first half 2013 sales reflects some special promotional sales in first half 2012 that were not repeated in first half 2013.

Product cost of goods sold were $66,972 in second quarter 2013 compared to $72,858 in second quarter 2012 and first half 2013 product cost of goods sold were $139,141 compared to $147,763 in first half 2012. Product cost of goods sold includes $241 and $(223) of certain deferred compensation expenses in second quarter 2013 and 2012, respectively, and $937 and $516 of certain deferred compensation expenses in first half 2013 and 2012, respectively. These deferred compensation expenses principally result from an increase or decrease in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Adjusting for the aforementioned, product cost of goods sold decreased from $73,081 in second quarter 2012 to $66,731 in second quarter 2013, a decrease of $6,350 or 8.7%; and decreased from $147,247 in first half 2012 to $138,204 in first half 2013, a decrease of $9,043 or 6.1%. As a percentage of net product sales, adjusted product cost of goods sold was 65.4% and 67.6% in second quarter 2013 and 2012, respectively, a decrease of 2.2%; and adjusted product cost of goods sold was 65.1% and 67.6% in first half 2013 and 2012, respectively, a decrease of 2.5%. These changes reflect more favorable ingredient costs as well as plant efficiencies driven by capital investments. Although overall comparative ingredient costs were more favorable in second quarter and first half 2013 compared to the corresponding periods in the prior year, certain key ingredient costs are higher this year. The Company is continuing to make progress on restoring its margins to their historical levels before the significant increases in commodity and other input costs in recent years.

Selling, marketing and administrative expenses were $26,487 in second quarter 2013 compared to $25,022 in second quarter 2012, and first half 2013 and 2012 selling, marketing and administrative expenses were $54,454 and $52,261, respectively. Selling, marketing and administrative expenses includes $811 and $(786) of certain deferred compensation expenses (gains) in second quarter 2013 and 2012, respectively, and $3,168 and $1,789 of certain deferred compensation expenses in first half 2013 and 2012, respectively. As discussed above, these expenses principally result from changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Adjusting for the aforementioned, selling, marketing and administrative expenses decreased from $25,808 in second quarter 2012 to $25,676 in second quarter 2013, a decrease of $132 or 0.5%, and selling, marketing and administrative expenses increased from $50,472 in first half 2012 to $51,286 in first half 2013, an increase of $814 or 1.6%. As a percentage of net product sales, adjusted selling, marketing and administrative expenses unfavorably increased from 23.9% in second quarter 2012 to 25.2% in second quarter 2013, an increase of 1.3% as a percent of net sales; and adjusted selling, marketing and administrative expenses unfavorably increased from 23.2% in first half 2012 to 24.2% in first half 2013, an increase of 1.0%. These increases as a percentage of net sales reflect increases in certain expenses that are generally fixed or do not change in the same direction or degree as changes in sales. Selling, marketing and administrative expenses include $10,380 and $10,565 for freight, delivery and warehousing expenses in second quarter 2013 and 2012, respectively, and $20,504 and $20,560 for freight, delivery and warehousing expenses in first half 2013 and 2012, respectively. These expenses were 10.2% and 9.8% of net product sales in second quarter 2013 and 2012, respectively, and 9.7% and 9.4% of net product sales in first half 2013 and 2012, respectively.

Earnings from operations were $9,202 in second quarter 2013 compared to $11,009 in second quarter 2012, and were $20,102 in first half 2013 compared to $19,428 in first half 2012. Earnings from operations include $1,052 and ($1,009) of certain deferred compensation expenses (gains) in second quarter 2013 and 2012, respectively, and include $4,105 and $2,305 of certain deferred compensation expenses in first half 2013 and 2012, respectively. As discussed above, these deferred compensation expenses relate to changes in deferred compensation liabilities resulting from corresponding changes in the market value of trading securities and related investment income that hedge these liabilities. Adjusting for the aforementioned, operating earnings were $10,254 and $10,000 in second quarter 2013 and 2012, respectively, an increase of $254 or 2.5%; and operating earnings were $24,207 and $21,733 in first half 2013 and 2012, respectively, an increase of $2,474 or 11.4%. As a percentage of net product sales, these adjusted operating earnings were 10.1% and 9.2% in second quarter 2013 and 2012, respectively, an increase of 0.9% as a percentage of net product sales; and operating earnings were 11.4% and 10.0% in first half 2013 and 2012, respectively, an increase of 1.4% as a percentage of net product sales. The above discussed increases in adjusted operating earnings principally reflect more favorable gross profit margins offset by the adverse effects of lower sales as discussed above. Management believes the presentation in this and the preceding paragraphs relating to amounts adjusted for deferred compensation expense are more reflective of the underlying operations of the Company.

Other income (expense) net, was $1,705 in second quarter 2013 compared to $(444) in second quarter 2012, a favorable increase of $2,149; and other income (expense), net, was $4,296 in first half 2013 compared to $2,891 in first half 2012, a favorable increase of $1,405. Other income (expense), net for second quarter 2013 and 2012 includes aggregate net gains and investment income of $1,052 and $(1,009), respectively, on trading securities relating to deferred compensation programs as discussed above; and other income, net for first half 2013 and 2012 includes aggregate net gains and investment income of $4,105 and $2,305, respectively, on trading securities relating to these programs. These increases in trading securities were substantially offset by a like amount of deferred compensation expense included in product cost of goods sold and selling, marketing, and administrative expenses in the respective periods as discussed above.

Other income (expense) net, includes gains on foreign exchange of $281 and $605 in second quarter 2013 and 2012, respectively, and includes (losses) gains on foreign exchange of $(323) and $413 in first half 2013 and 2012, respectively. Other income (expense), net also includes $(196) and $(468) in second quarter 2013 and 2012, respectively, and $(477) and $(589) in first half 2013 and 2012, respectively, relating to the Company’s equity investment in two 50% owned Spanish companies. Management believes that the business and economic challenges in Spain are likely to continue and may result in additional equity investment losses in the future, and that the Company’s investment (carrying value of $1,794 at end of first half 2013) could suffer additional impairment loss at a future date (a pre-tax impairment loss of $850 was recorded in fourth quarter 2012).

The consolidated effective tax rates were 23.3% and 28.9% in second quarter 2013 and 2012, respectively, and 28.5% and 27.0% in first half 2013 and 2012, respectively. The lower effective income tax rate in second quarter 2013 compared to second quarter 2012 reflects the release of certain tax valuation allowances relating to prior capital losses as a result of capital gains realized in second quarter 2013. In addition, the Company’s overall effective tax rate on foreign earnings, primarily Canada and Mexico, reflect statutory rates which are lower than the 35.0% U.S. statutory corporate income tax rate.

Net earnings were $8,369 in second quarter 2013 compared to $7,511 in second quarter 2012, and earnings per share were $0.14 and $0.12 in second quarter 2013 and second quarter 2012, respectively, an increase of $0.02 per share or 16.7%. First half 2013 net earnings were $17,438 compared to first half 2012 net earnings of $16,285, a $1,153 or 7.1% increase. First half net earnings per share were $0.29 in 2013 compared to $0.27 per share in first half 2012, an increase of $0.02 per share or 7.4%. The increase in earnings per share in second quarter and first half 2013 principally results from the improvements in gross profit margins as discussed above. Second quarter 2013 also benefited from a lower effective income tax rate as discussed above.   Earnings per share for second quarter and first half 2013 did benefit from the reduction in average shares outstanding resulting from common stock purchases in the open market by the Company. Average shares outstanding decreased from 60,652 in second quarter 2012 to 59,667 in second quarter 2013, and from 60,728 in first half 2012 to 59,785 in first half 2013.

Goodwill and intangibles are assessed annually as of December 31 or whenever events or circumstances indicate that the carrying values may not be recoverable from future cash flows. The Company has not identified any triggering events, as defined, or other adverse information that would indicate a material impairment of its goodwill or intangibles in second quarter or first half 2013.

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

Under the Rehabilitation Plan adopted, the Plan is projected to emerge from critical status sometime beyond the 30 year projection period. The Rehabilitation Plan  requires that employer contributions include 5% compounded annual surcharges each year for an unspecified period of time beginning January 2013 (in addition to the 5% interim surcharge initiated in June 2012) as well as certain plan benefit reductions. The Trustees will review the Plan’s progress each year and will consider if further adjustments, including employer surcharges or plan benefit modifications, are necessary to meet the objectives of the Rehabilitation Plan. The Company was advised by the Plan that if the Company had withdrawn from the Plan during 2012 its estimated withdrawal liability would have been $37,200. In first quarter 2013, the Company executed a new labor contract with its BC&T local union which included the Company’s commitment to continue participating in this Plan through third quarter 2017. Should the Company actually withdraw from the Plan at a future date, a withdrawal liability, which could be higher than $37,200, would be payable to the Plan.

The risks of participating in multi-employer pension plans are different from single-employer plans. Assets contributed to a multi-employer plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the remaining participating employers may be required to bear the unfunded obligations of the plan. The Company is currently unable to determine the ultimate outcome of the above discussed matter and therefore, is unable to determine the effects on its consolidated financial statements, but, the ultimate outcome could be material to its consolidated results of operations in one or more future periods. See also the Company’s consolidated financial statements and related notes and Management and Discussion and Analysis included in the Company’s 2012 Form 10-K and annual report.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows provided by operating activities were $37,093 and $28,874 in first half 2013 and 2012, respectively. The $8,219 increase in cash flows from operating activities from first half 2012 to first half 2013 principally reflects higher net earnings and the decrease in prepaid expenses and other assets partially offset by increased inventories.

Net cash used in investing activities was $53,691 in first half 2013 compared to $24,517 in first half 2012. Cash flows from investing activities reflect $63,992 and $20,071 relating to the purchase of available for sale securities during first half 2013 and 2012, respectively. First half 2013 and first half 2012 also includes capital expenditures of $5,960 and $5,373, respectively. Capital expenditures for the 2013 year are anticipated to be generally in line with historical annualized spending, and are to be funded from the Company’s cash flow from operations and internal sources.

The Company had no bank borrowings or repayments in first half 2013 or 2012, and had no outstanding bank borrowings as of the end of second quarter or first half 2013 or 2012.

Financing activities include Company common stock purchases and retirements of $10,568 and $7,076 in first half 2013 and 2012, respectively. Cash dividends of $4,750 and $9,276 were paid in first half 2013 and 2012, respectively. Fourth quarter 2012 included an accelerated payment of the regular quarterly dividend of $4,656 ($0.08 per share) which had historically been paid during the first week in January. This was in response to the uncertainty surrounding the future federal tax treatment of dividends at that time after giving consideration to the Company’s cash and investment position.

The Company’s current ratio (current assets divided by current liabilities) was 3.1 to 1 as of the end of first half 2013 as compared to 3.2 to 1 as of the end of fourth quarter 2012 and 3.4 to 1 as of the end of first half 2012. Net working capital was $130,726 as of the end of first half 2013 as compared to $136,476 and $148,884 as of the end of fourth quarter and first half 2012, respectively.

The aforementioned net working capital amounts include aggregate cash and cash equivalents and short-term investments of  $56,814 as of the end of first half 2013 compared to $82,608 and $79,437 as of the end of fourth quarter and first half 2012, respectively. In addition, long term investments, principally debt securities comprising municipal bonds (including $10,163 of Jefferson County auction rate securities discussed below) and trading securities, were $168,751 as of the end of first half 2013, as compared to $124,685 and $114,889 as of the end of fourth quarter and first half 2012, respectively. Aggregate cash and cash equivalents and short and long-term investments were $225,565, $207,293, $194,326, as of the end of first half 2013, and as of the end of fourth quarter and first half 2012, respectively. The aforementioned includes $55,753, $49,378, and $46,240 as of the end of the first half 2013, and fourth quarter and first half 2012, respectively, relating to trading securities which are used as an economic hedge for the Company’s deferred compensation liabilities. Investments in municipal bonds and other debt securities that matured during first half 2013 and 2012 were generally used to purchase the Company’s common stock or were replaced with debt securities of similar maturities.

During 2008, the Company contributed $16,050 to a VEBA trust to fund the estimated future costs of certain employee health, welfare and other benefits. The Company used these funds, as well as investment income in this VEBA trust, to pay the actual cost of such benefits since 2008. As of the end of the first half 2013, the VEBA trust holds $419 of aggregate cash, cash equivalents and investments; this asset value is included in prepaid expenses in the Company’s current assets.

As of June 29, 2013, the Company’s long-term investments include $10,162 ($13,550 original cost) of Jefferson County Alabama Sewer Revenue Refunding Warrants, originally purchased with an insurance-backed AAA rating.  This is an auction rate security that is classified as an available-for-sale security.  Due to adverse events related to Jefferson County and its bond insurance carrier, Financial Guaranty Insurance Company (FGIC), as well as events in the credit markets, the auctions for this auction rate security have failed since 2008.  As such, the Company continues to estimate the fair value of this auction rate security utilizing a valuation model with Level 3 inputs, as defined by guidance.  This valuation model considered, among others items, a limited number of market trades, the credit risk of the collateral underlying the auction rate security, the credit risk of the bond insurer, interest rates, and the amount and timing of expected future cash flows including assumptions about the market expectation of the next successful auction or possible negotiated settlement between Jefferson County and the debt holders.  The trading range of these inputs was between 67.4% and 82.8% of the original par value. Both Jefferson County and FGIC are in bankruptcy. During the second quarter 2013, Jefferson County and the holders of its bonds and warrants reached an agreement whereby Jefferson County would issue replacement securities with a value of approximately 80% of the face value of the original bonds and warrants. The agreement is subject to approval by the bankruptcy court which is scheduled to meet at a future date.  Nonetheless, future rulings by the bankruptcy courts could have adverse effects to the holders of warrants and other debt, and further reduce the market value of this auction rate security resulting in an additional other-than-temporary impairments and charges to net earnings. The Company is not currently able to determine with certainty the outcome of this matter, or the amount and timing of the ultimate net proceeds that it may recover. See also the Company’s consolidated financial statements and related notes and Management and Discussion and Analysis included in the Company’s 2012 Form 10-K and annual report.

ACCOUNTING PRONOUNCEMENTS

In July 2013, the FASB issued ASU 2013-11, which requires certain presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  ASU 2013-11 provides explicit guidance on presentation in financial statements.  The amendment is effective for reporting periods beginning after December 15, 2013.  The Company does not expect adoption of this ASU to significantly impact its consolidated financial statements.

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

RISK FACTORS

The Company’s operations and financial results are subject to a number of risks and uncertainties that could adversely affect the Company’s operating results and financial condition. Significant risk factors, without limitations, that could impact the Company, are the following: (i) significant competitive activity, including advertising, promotional and price competition, and changes in consumer demand for the Company’s products; (ii) fluctuations in the cost and availability of commodities and ingredients, including the effects adverse weather and climate change, and packaging materials, and the ability to recover cost increases through product sales price increases; (iii) inherent risks in the marketplace, including uncertainties about trade and consumer acceptance of higher price realization and seasonal events such as Halloween; (iv) the effect of acquisitions on the Company’s results of operations and financial condition; (v) the effect of changes in foreign currencies on the Company’s foreign subsidiaries operating results, and the effect of the fluctuation of the Canadian dollar on products manufactured in Canada and marketed and sold in the United States in U.S. dollars; (vi) the Company’s reliance on third party vendors for various goods and services, including commodities used for ingredients that are primarily grown or sourced from foreign locations; (vii) the Company’s ability to successfully implement new production processes and lines, and new computer software systems; (viii) the effect of changes in assumptions, including discount rates, sales growth and profit margins and the capability to pass along higher ingredient and other input costs through price increases, relating to the Company’s impairment testing and analysis of its goodwill and trademarks; (ix) changes in the confectionery marketplace including actions taken by major retailers and customers; (x) customer, consumer and competitor response to marketing programs and price and product weight adjustments, and new products; (xi) dependence on significant customers, including the volume and timing of their purchases, and availability of shelf space; (xii) increases in energy costs, including freight and delivery, that cannot be passed along to customers through increased price realization due to competitive reasons; (xiii) any significant labor stoppages, strikes or production interruptions; (xiv) changes in governmental laws and regulations including taxes and tariffs; (xv) the adverse effects should the Company either voluntarily or involuntarily recall its product(s) from the marketplace; (xvi) the risk that the market value of Company’s investments could decline including being classified as “other-than-temporary” as defined; (xvii) the Company’s dependence on its enterprise resource planning computer system to manage its supply chain and customer deliveries, and the risk that the Company’s information technology systems fail to perform adequately or the Company is unable to protect such information technology systems against data corruption, cyber-based attacks or network security breaches; (xviii) the potential effects of adverse effects, including rulings by bankruptcy courts, relating to the investment in the Jefferson County auction rate security and its insurance carrier; (xix) the potential adverse effects on the Company as to changes to improve the underfunding status of the Bakery and Confectionary Union and Industry Pension Plan (Plan), a multi-employer plan which covers certain Company union employees, and future adverse Plan investment results and/or actuarial changes to the  Plan; (xx) the potential adverse effects of deteriorating economic and business conditions in Spain and the effects on the Company’s equity investment in two 50% owned Spanish companies, and (xxi) the potential effects of current and future macroeconomic conditions and geopolitical events.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, the Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 29, 2013 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 29, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

TOOTSIE ROLL INDUSTRIES, INC.

AND SUBSIDIARIES

ITEM 1. LEGAL PROCEEDINGS

On April 16, 2013, a shareholder filed a derivative complaint in the Circuit Court of Cook County, Illinois, against all of the Company’s directors alleging a breach of certain fiduciary duties. The Complaint sought declaratory relief as well as unspecified monetary damages and names the Company as a nominal defendant.  On April 25, 2013, a Special Investigative Committee of the Company’s Board of Directors comprised of the Company’s independent directors, assisted by independent counsel, determined the claims set forth in this complaint have no merit. During the second quarter 2013 the court dismissed the above discussed complaint after the parties filed a stipulation of dismissal.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the Company’s purchases of its common stock during the quarter ended June 29, 2013:

				Approximate Dollar
	(a) Total		Shares	Value of Shares that
	Number of	(b) Average	Purchased as Part of	May Yet Be Purchased
	Shares	Price Paid per	Publicly Announced Plans	Under the Plans
Period	Purchased	Share	Or Programs	or Programs

Mar 31 to Apr 27	93,000	$30.08	Not Applicable	Not Applicable

Apr 28 to May 25	74,899	31.10	Not Applicable	Not Applicable

May 25 to Jun 29	25,000	31.73	Not Applicable	Not Applicable

Total	192,899	$30.69	Not Applicable	Not Applicable

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

TOOTSIE ROLL INDUSTRIES, INC.

Date:	August 8, 2013	BY:	/S/MELVIN J. GORDON
Melvin J. Gordon
Chairman and Chief
Executive Officer

Date:	August 8, 2013	BY:	/S/G. HOWARD EMBER, JR.
G. Howard Ember, Jr.
Vice President Finance and
Chief Financial Officer