Form 10-Q
period 2013-09-28
TOOTSIE ROLL INDUSTRIES INC
filed 2013-11-06
CIK 98677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date     (September 28, 2013).

Class	Outstanding

Common Stock, $.69 4/9 par value	37,376,085
Class B Common Stock, $.69 4/9 par value	22,259,270

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES

September 28, 2013

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  See “Forward-Looking Statements” under Part I — Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands) (UNAUDITED)

	September 28, 2013	December 31, 2012	September 29, 2012

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$32,734	$63,862	$37,124
Investments	31,579	18,746	14,563
Trade accounts receivable, less allowances of $3,446, $2,142 & $3,501	102,786	42,108	111,578
Other receivables	3,466	5,528	6,539
Inventories:
Finished goods & work-in-process	40,437	37,046	36,506
Raw material & supplies	29,044	25,337	28,925
Prepaid expenses	1,463	4,148	4,167
Deferred income taxes	4,942	466	600

Total current assets	246,451	197,241	240,002

PROPERTY, PLANT & EQUIPMENT, at cost:

Land	21,679	21,687	21,694
Buildings	108,376	108,391	107,962
Machinery & equipment	328,520	331,110	323,277
Construction in progress	12,878	2,539	9,566
	471,453	463,727	462,499
Less-accumulated depreciation	274,448	262,437	258,112
Net property, plant and equipment	197,005	201,290	204,387

OTHER ASSETS:

Goodwill	73,237	73,237	73,237
Trademarks	175,024	175,024	175,024
Investments	162,371	126,812	129,345
Split dollar officer life insurance	41,394	66,911	70,549
Prepaid expenses	—	—	680
Deferred income taxes	6,026	6,222	8,015
Total other assets	458,052	448,206	456,850

Total assets	$901,508	$846,737	$901,239

(The accompanying notes are an integral part of these statements.)

(in thousands except per share data) (UNAUDITED)

	September 28, 2013	December 31, 2012	September 29, 2012

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$14,801	$8,942	$18,050
Dividends payable	4,770	—	4,689
Accrued liabilities	49,539	45,150	49,891
Postretirement health care and life insurance benefits	555	555	574
Income taxes payable	11,113	6,118	8,137
Total current liabilities	80,778	60,765	81,341

NONCURRENT LIABILITIES:

Deferred income taxes	43,423	38,748	43,265
Postretirement health care and life insurance benefits	29,401	26,826	27,788
Industrial development bonds	7,500	7,500	7,500
Liability for uncertain tax positions	7,794	7,866	8,019
Deferred compensation and other liabilities	64,988	55,217	54,665
Total noncurrent liabilities	153,106	136,157	141,237

SHAREHOLDERS’ EQUITY:

Common stock, $.69-4/9 par value- 120,000 shares authorized; 37,376, 36,649 & 36,998, respectively, issued	25,955	25,450	25,693
Class B common stock, $.69-4/9 par value- 40,000 shares authorized; 22,259, 21,627 & 21,629, respectively, issued	15,458	15,018	15,020
Capital in excess of par value	584,128	547,576	556,771
Retained earnings	60,478	80,210	101,171
Accumulated other comprehensive loss	(16,403)	(16,447)	(18,002)
Treasury stock (at cost)- 76, 73 & 73 shares, respectively	(1,992)	(1,992)	(1,992)
Total shareholders’ equity	667,624	649,815	678,661
Total liabilities and shareholders’ equity	$901,508	$846,737	$901,239

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

EARNINGS AND RETAINED EARNINGS

(in thousands except per share amounts)    (UNAUDITED)

	Quarter Ended		Year to Date Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Net product sales	$191,807	$200,274	$404,074	$418,193
Rental and royalty revenue	902	908	2,807	2,948

Total revenue	192,709	201,182	406,881	421,141

Product cost of goods sold	125,833	135,852	264,974	283,615
Rental and royalty cost	223	232	698	739

Total costs	126,056	136,084	265,672	284,354

Product gross margin	65,974	64,422	139,100	134,578
Rental and royalty gross margin	679	676	2,109	2,209

Total gross margin	66,653	65,098	141,209	136,787

Selling, marketing and administrative expenses	33,166	32,685	87,620	84,946

Earnings from operations	33,487	32,413	53,589	51,841

Other income, net	3,105	1,537	7,401	4,428

Earnings before income taxes	36,592	33,950	60,990	56,269
Provision for income taxes	10,549	11,027	17,509	17,061
Net earnings	26,043	22,923	43,481	39,208

Net earnings per share	$0.44	$0.38	$0.73	$0.65
Dividends per share *	$0.08	$0.08	$0.24	$0.24

Average number of shares outstanding	59,579	60,456	59,723	60,634

Retained earnings at beginning of period	$39,199	$82,931	$80,210	$114,269
Net earnings	26,043	22,923	43,481	39,208
Cash dividends	(4,764)	(4,683)	(14,185)	(13,972)
Stock dividends	—	—	(49,028)	(38,334)

Retained earnings at end of period	$60,478	$101,171	$60,478	$101,171

*Does not include 3% stock dividend to shareholders of record on 3/5/13 and 3/6/12.

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS

(in thousands except per share amounts) (UNAUDITED)

	Quarter Ended		Year to Date Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Net earnings	$26,043	$22,923	$43,481	$39,208

Other comprehensive income (loss), before tax:

Foreign currency translation adjustments	(144)	1,303	(245)	1,644
Pension and post-retirement reclassification adjustment	—	—	—	—

Investments:
Unrealized gains (losses) for the period on investments	400	869	219	837
Less: reclassification adjustment for (gains) losses to net income	—	—	—	—
Unrealized gains (losses) on investments	400	869	219	837

Derivatives:
Unrealized gains (losses) for the period on derivatives	768	73	(964)	(120)
Less: reclassification adjustment for (gains) losses to net income	315	41	1,216	(241)
Unrealized gains (losses) on derivatives	1,083	114	252	(361)

Total other comprehensive income (loss), before tax	1,339	2,286	226	2,120
Income tax benefit (expense) related to items of other comprehensive income	(560)	(378)	(182)	(169)

Comprehensive earnings	$26,822	$24,831	$43,525	$41,159

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)   (UNAUDITED)

	Year to Date Ended
	September 28, 2013	September 29, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings	$43,481	$39,208
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	14,863	14,992
Loss from equity method investment	733	963
Amortization of marketable security premiums	2,274	1,318
Changes in operating assets and liabilities:
Accounts receivable	(60,765)	(69,113)
Other receivables	2,315	(3,508)
Inventories	(7,141)	6,696
Prepaid expenses and other assets	28,193	7,009
Accounts payable and accrued liabilities	10,301	13,906
Income taxes payable and deferred	5,124	7,272
Postretirement health care and life insurance benefits	2,575	2,254
Deferred compensation and other liabilities	2,801	2,403
Other	(175)	715

Net cash from operating activities	44,579	24,115

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(10,593)	(7,008)
Net purchases of trading securities	(2,612)	(2,489)
Purchase of available for sale securities	(63,992)	(33,502)
Sale and maturity of available for sale securities	22,436	5,743

Net cash used in investing activities	(54,761)	(37,256)

CASH FLOWS FROM FINANCING ACTIVITIES:

Shares purchased and retired	(11,429)	(14,363)
Dividends paid in cash	(9,517)	(13,984)

Net cash used in financing activities	(20,946)	(28,347)

Decrease in cash and cash equivalents	(31,128)	(41,488)
Cash and cash equivalents at beginning of year	63,862	78,612

Cash and cash equivalents at end of quarter	$32,734	$37,124

Supplemental cash flow information:
Income taxes paid, net	$13,173	$10,651
Interest paid	$19	$27
Stock dividend issued	$48,925	$38,237

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 28, 2013

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

Results of operations for the period ended September 28, 2013 are not necessarily indicative of results to be expected for the year to end December 31, 2013 because of the seasonal nature of the Company’s operations. Historically, the third quarter has been the Company’s largest sales quarter due to Halloween sales.

Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, which requires presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  ASU 2013-11 provides explicit guidance on presentation in financial statements.  The amendment is effective for reporting periods beginning after December 15, 2013.  The Company does not expect adoption of this ASU to significantly impact its consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02 which requires additional disclosures regarding the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 requires an entity to present, either on the face of the income statement or in the notes, significant amounts reclassified out of accumulated other comprehensive income if the amount is reclassified in its entirety in the same reporting period. This guidance is effective for reporting periods beginning after December 15, 2012. The Company adopted this guidance effective January 1, 2013. The Company’s adoption of this standard did not have a significant impact on its consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, which allows an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test of an indefinite-lived intangible asset.  Per the terms of this ASU, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired.  The revised standard is effective for annual and interim impairment tests performed for fiscal years beginning after December 15, 2012; however, early adoption is permitted. The Company does not expect adoption of this ASU to significantly impact the notes to the consolidated financial statements.

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

Note 2 — Average Shares Outstanding

The average number of shares outstanding for year to date ended September 28, 2013 reflect stock purchases of 384 shares for $11,429 and a 3% stock dividend distributed on April 5, 2013. The average number of shares outstanding for year to date ended September 29, 2012 reflect stock purchases of 593 shares for $14,363 and a 3% stock dividend distributed on April 5, 2012. The average number of shares for third quarter 2013 and 2012 reflect stock purchases of 28 shares for $861 and 287 shares for $7,287, respectively.

Note 3 — Income Taxes

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company remains subject to examination by U.S. federal and state and foreign tax authorities for the years 2009 through 2012. With few exceptions, the Company is no longer subject to examination by tax authorities for the year 2008 and prior. The consolidated effective tax rates were 28.8% and 32.5% in third quarter 2013 and 2012, respectively, and 28.7% and 30.3% in nine months 2013 and 2012, respectively. The lower effective income tax rate in third quarter 2013 compared to third quarter 2012 reflects lower state income tax expense including the settlement of certain state income tax issues. The lower effective tax rate in the nine months 2013 period is primarily due to the release of certain tax valuation allowances relating to prior capital losses as a result of capital gains realized during nine months 2013. In addition, the Company’s overall effective tax rate on foreign earnings, primarily Canada and Mexico, reflect statutory rates which are lower than the 35.0% U.S. statutory corporate income tax rate.

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

As of September 28, 2013, December 31, 2012 and September 29, 2012, the Company held certain financial assets that are required to be measured at fair value on a recurring basis. These included derivative hedging instruments related to the purchase of certain raw materials and foreign currencies, investments in trading securities and available for sale securities, including an auction rate security. The Company’s available for sale and trading securities principally consist of municipal bonds and mutual funds that are publicly traded.

The following table presents information about the Company’s financial assets and liabilities measured at fair value as of September 28, 2013, December 31, 2012 and September 29, 2012, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Estimated Fair Value September 28, 2013
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$32,734	$32,734	$—	$—
Auction rate security	10,162	—	—	10,162
Available for sale securities excluding the auction rate security	123,391	—	123,391	—
Foreign currency forward contracts	29	—	29	—
Commodity futures contracts	97	97	—	—
Trading securities	58,968	58,968	—	—
Total assets measured at fair value	$225,381	$91,799	$123,420	$10,162

	Estimated Fair Value December 31, 2012
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$63,862	$63,862	$—	$—
Auction rate security	9,485	—	—	9,485
Available for sale securities excluding the auction rate security	84,568	—	84,568	—
Commodity futures contracts, net	(112)	(112)	—	—
Trading securities	49,378	49,378	—	—
Total assets measured at fair value	$207,181	$113,128	$84,568	$9,485

	Estimated Fair Value September 29, 2012
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$37,124	$37,124	$—	$—
Auction rate security	8,130	—	—	8,130
Available for sale securities excluding the auction rate security	84,437	—	84,437	—
Foreign currency forward contracts	—	—	—	—
Commodity futures contracts	48	48	—	—
Commodity options contracts	100	100	—	—
Trading securities	48,382	48,382	—	—
Total assets measured at fair value	$178,221	$85,654	$84,437	$8,130

As of September 28, 2013, the Company’s long-term investments include $10,162 ($13,550 original cost) of Jefferson County Alabama Sewer Revenue Refunding Warrants, originally purchased with an insurance-backed AAA rating.  This is an auction rate security that is classified as an available for sale security.  Due to adverse events related to Jefferson County and its bond insurance carrier, Financial Guaranty Insurance Company (FGIC), as well as events in the credit markets, the auctions for this auction rate security have failed since 2008.  As such, the Company continues to estimate the fair value of this auction rate security utilizing a valuation model with Level 3 inputs, as defined by guidance.  This valuation model considered, among others items, a limited number of market trades, the credit risk of the collateral underlying the auction rate security, the credit risk of the bond insurer, interest rates, and the amount and timing of expected future cash flows including assumptions about the market expectation of the next successful auction or possible negotiated settlement between Jefferson County and the debt holders.  The trading range of these inputs was between 65.2% and 73.0% of the original par value. Both Jefferson County and FGIC are in bankruptcy. During the second quarter 2013, Jefferson County and the holders of its bonds and warrants reached an agreement whereby Jefferson County would issue replacement securities with a value of approximately 80% of the face value of the original bonds and warrants. The agreement is subject to approval by the bankruptcy court which is scheduled to meet at a future date. Nonetheless, future rulings by the bankruptcy courts could have adverse effects to the holders of warrants and other debt, and further reduce the market value of this auction rate security resulting in an additional other-than-temporary impairments and charges to net earnings. The Company is not currently able to determine with certainty the outcome of this matter, or the amount and timing of the ultimate net proceeds that it may recover. See also the Company’s consolidated financial statements and related notes and Management’s Discussion and Analysis included in the Company’s 2012 Form 10-K and annual report.

The following table presents additional information about the Company’s financial instruments (an auction rate security) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at September 28, 2013 and September 29, 2012:

	2013	2012

Balance at January 1	$9,485	$7,453
Unrealized gain in other comprehensive earnings	677	677

Balance at September 28 and September 29, respectively	$10,162	$8,130

The fair value of the Company’s industrial revenue development bonds at September 28, 2013 and September 29, 2012 were valued using Level 2 inputs which approximates the carrying value of $7,500 for both periods. Interest rates on these bonds are reset weekly based on current market conditions.

Note 5 — Derivative Instruments and Hedging Activities

From time to time, the Company uses derivative instruments, including foreign currency forward contracts, commodity futures contracts and commodity option contracts, to manage its exposures to foreign exchange and commodity prices. Commodity futures contracts and most commodity option contracts are intended and effective as hedges of market price risks associated with the anticipated purchase of certain raw materials (primarily sugar). Foreign currency forward contracts are intended and effective as hedges of the Company’s exposure to the variability of cash flows, primarily related to the foreign exchange rate changes of products manufactured in Canada and sold in the United States from foreign suppliers denominated in a foreign currency. The Company does not engage in trading or other speculative use of derivative instruments.

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

The following table summarizes the Company’s outstanding derivative contracts and their effects on its Condensed Consolidated Statements of Financial Position at September 28, 2013, December 31, 2012 and September 29, 2012:

	September 28, 2013
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$30,181	$29	$—
Commodity futures contracts	4,376	114	(66)
Total derivatives designated as hedging instruments		143	(66)
Derivatives not designated as hedging instruments:
Commodity futures contracts	871	49	—
Total derivatives not designated as hedging instruments		49	—
Total derivatives		$192	$(66)

	December 31, 2012
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Commodity futures contracts	$7,868	$127	$(301)
Total derivatives designated as hedging instruments		127	(301)
Derivatives not designated as hedging instruments:
Commodity futures contracts	627	62	—
Total derivatives not designated as hedging instruments		62	—
Total derivatives		$189	$(301)

	September 29, 2012
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Commodity futures contracts	$2,252	$53	$(5)
Total derivatives designated as hedging instruments		53	(5)
Derivatives not designated as hedging instruments:
Commodity futures contracts	841	100	—
Total derivatives not designated as hedging instruments		100	—
Total derivatives		$153	$(5)

The effects of derivative instruments on the Company’s Condensed Consolidated Statement of Earnings and Retained Earnings, and the Condensed Consolidated Statement of Comprehensive Earnings for periods ended September 28, 2013 and September 29, 2012 are as follows:

	For Quarter Ended September 28, 2013
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain(Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$626	$(162)	$—
Commodity futures contracts	142	(153)	—
Commodity option contracts	—	—	—

Total	$768	$(315)	$—

	For Quarter Ended September 29, 2012
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$94	$164	$—
Commodity futures contracts	(20)	(200)	—
Commodity option contracts	(1)	(5)	—

Total	$73	$(41)	$—

	For Year to Date Ended September 28, 2013
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain(Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$(241)	$(270)	$—
Commodity futures contracts	(723)	(946)	—
Commodity option contracts	—	—	—

Total	$(964)	$(1,216)	$—

	For Year to Date Ended September 29, 2012
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$222	$428	$—
Commodity futures contracts	(307)	(152)	—
Commodity option contracts	(35)	(35)	—

Total	$(120)	$241	$—

During the quarters and years to date ended September 28, 2013 and September 29, 2012, the Company recognized earnings (loss) of $92 and $27, and $53 and $80 respectively, related to mark-to-market accounting for certain commodity option and future contracts.

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

The risks of participating in multi-employer pension plans are different from single-employer plans. Assets contributed to a multi-employer plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the remaining participating employers may be required to bear the unfunded obligations of the plan. The Company is currently unable to determine the ultimate outcome of the above discussed matter and therefore, is unable to determine the effects on its consolidated financial statements, but, the ultimate outcome could be material to its consolidated results of operations in one or more future periods. See also the Company’s consolidated financial statements and related notes and Management’s Discussion and Analysis included in the Company’s 2012 Form 10-K and annual report.

Note 7 — Accumulated Other Comprehensive Earnings (Loss)

Accumulated Other Comprehensive Earnings (Loss) consists of the following components:

	Foreign Currency Translation	Investments	Foreign Currency Derivatives	Commodity Derivatives	Postretirement and Pension Benefits	Accumulated Other Comprehensive Earnings (Loss)
Balance at December 31, 2012	$(13,406)	$908	$—	$(111)	$(3,838)	$(16,447)
Other comprehensive earnings (loss) before reclassifications	1,122	(770)	(282)	(648)	—	(578)
Reclassifications from accumulated other comprehensive loss	—	—	35 (a)	320 (b)	—	355
Net Q1 other comprehensive earnings (loss) before tax	1,122	(770)	(247)	(328)	—	(223)
Income tax benefit (expense)	19	279	89	119	—	506
Balance at March 30, 2013	(12,265)	417	(158)	(320)	(3,838)	(16,164)
Other comprehensive earnings (loss) before reclassifications	(1,223)	589	(585)	(217)	—	(1,436)
Reclassifications from accumulated other comprehensive loss	—	—	73 (a)	473 (b)	—	546
Net Q2 other comprehensive earnings (loss) before tax	(1,223)	589	(512)	256	—	(890)
Income tax benefit (expense)	(8)	(213)	186	(93)	—	(128)
Balance at June 29, 2013	(13,496)	793	(484)	(157)	(3,838)	(17,182)
Other comprehensive earnings (loss) before reclassifications	(144)	400	626	142	—	1,024
Reclassifications from accumulated other comprehensive loss	—	—	162 (a)	153 (b)	—	315
Net Q3 other comprehensive earnings (loss) before tax	(144)	400	788	295	—	1,339
Income tax benefit (expense)	(23)	(145)	(285)	(107)	—	(560)
Balance at September 28, 2013	$(13,663)	$1,048	$19	$31	$(3,838)	$(16,403)

(a)         Foreign currency derivatives are reclassified to other income, net.

(b)         Commodity derivatives are reclassified to cost of goods sold.

	Foreign Currency Translation	Investments	Foreign Currency Derivatives		Commodity Derivatives		Postretirement and Pension Benefits	Accumulated Other Comprehensive Earnings (Loss)
Balance at December 31, 2011	$(14,686)	$(351)	$129		$128		$(5,173)	$(19,953)
Other comprehensive earnings (loss) before reclassifications	1,851	(546)	252		254		—	1,811
Reclassifications from accumulated other comprehensive earnings (loss)	—	—	(149	)(a)	(18	)(b)	—	(167)
Net Q1 other comprehensive earnings (loss) before tax	1,851	(546)	103		236		—	1,644
Income tax benefit (expense)	(45)	194	(37)		(84)		—	28
Balance at March 31, 2012	(12,880)	(703)	195		280		(5,173)	(18,281)
Other comprehensive earnings (loss) before reclassifications	(1,510)	514	(124)		(575)		—	(1,695)
Reclassifications from accumulated other comprehensive earnings (loss)	—	—	(115	)(a)	—		—	(115)
Net Q2 other comprehensive earnings (loss) before tax	(1,510)	514	(239)		(575)		—	(1,810)
Income tax benefit (expense)	71	(186)	88		208		—	181
Balance at June 30, 2012	(14,319)	(375)	44		(87)		(5,173)	(19,910)
Other comprehensive earnings (loss) before reclassifications	1,303	869	94		(21)		—	2,245
Reclassifications from accumulated other comprehensive earnings (loss)	—	—	(164	)(a)	205	(b)	—	41
Net Q3 other comprehensive earnings (loss) before tax	1,303	869	(70)		184		—	2,286
Income tax benefit (expense)	(23)	(315)	25		(65)		—	(378)
Balance at September 29, 2012	$(13,039)	$179	$(1)		$32		$(5,173)	$(18,002)

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

Net product sales were $191,807 in third quarter 2013 compared to $200,274 in third quarter 2012, a decrease of $8,467 or 4.2%. Nine months 2013 net product sales were $404,074 compared to $418,193 in nine months 2012, a decrease of $14,119 or 3.4%. The decline in third quarter 2013 sales compared to third quarter 2012 reflects some timing of sales between the third and fourth quarters in 2013. The decline in nine months 2013 sales also reflects some special promotional sales in nine months 2012 that were not repeated in nine months 2013.

Product cost of goods sold were $125,833 in third quarter 2013 compared to $135,852 in third quarter 2012, and nine months 2013 product cost of goods sold were $264,974 compared to $283,615 in nine months 2012. Product cost of goods sold includes $668 and $407 of certain deferred compensation expenses in third quarter 2013 and 2012, respectively, and $1,605 and $923 of certain deferred compensation expenses in nine months 2013 and 2012, respectively. These deferred compensation expenses principally result from an increase or decrease in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Adjusting for the aforementioned, product cost of goods sold decreased from $135,445 in third quarter 2012 to $125,165 in third quarter 2013, a decrease of $10,280 or 7.6%; and decreased from $282,692 in nine months 2012 to $263,369 in nine months 2013, a decrease of $19,323 or 6.8%. As a percentage of net product sales, adjusted product cost of goods sold was 65.3% and 67.6% in third quarter 2013 and 2012, respectively, a decrease of 2.3%; and adjusted product cost of goods sold was 65.2% and 67.6% in nine months 2013 and 2012, respectively, a decrease of 2.4%. These aforementioned changes in the percentage of net product sales reflect more favorable ingredient costs as well as plant efficiencies driven by capital investments. Although overall comparative ingredient costs were more favorable in third quarter and nine months 2013 compared to the corresponding periods in the prior year, certain key ingredient costs are higher this year. The Company is continuing to make progress on restoring its margins to their historical levels before the significant increases in commodity and other input costs in recent years.

Selling, marketing and administrative expenses were $33,166 in third quarter 2013 compared to $32,685 in third quarter 2012, and nine months 2013 and 2012 selling, marketing and administrative expenses were $87,620 compared to $84,946, in nine months 2012. Selling, marketing and administrative expenses includes $2,204 and $1,413 of certain deferred compensation expenses  in third quarter 2013 and 2012, respectively, and $5,372 and $3,202 of certain deferred compensation expenses in nine months 2013 and 2012, respectively. As discussed above, these expenses principally result from changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Adjusting for the aforementioned, selling, marketing and administrative expenses decreased from $31,272 in third quarter 2012 to $30,962 in third quarter 2013, a decrease of $310 or 1.0%, and selling, marketing and administrative expenses increased from $81,744 in nine months 2012 to $82,248 in nine months 2013, an increase of $504 or 0.6%. As a percentage of net product sales, adjusted selling, marketing and administrative expenses increased from 15.6% in third quarter 2012 to 16.1% in third quarter 2013, an increase of 0.5% as a percent of net sales; and adjusted selling, marketing and administrative expenses increased from 19.5% in nine months 2012 to 20.4% in nine months 2013, an increase of 0.9%. These increases as a percentage of net sales reflect increases in certain expenses that are generally fixed or do not change in the same direction or degree as changes in sales. Selling, marketing and administrative expenses include $12,637 and $13,198 for freight, delivery and warehousing expenses in third quarter 2013 and 2012, respectively, and $33,141 and $33,758 for freight, delivery and warehousing expenses in nine months 2013 and 2012, respectively. These expenses were 6.6% of net product sales in both third quarter 2013 and 2012, and 8.2% and 8.1% of net product sales in nine months 2013 and 2012, respectively.

Earnings from operations were $33,487 in third quarter 2013 compared to $32,413 in third quarter 2012, and were $53,589 in nine months 2013 compared to $51,841 in nine months 2012. Earnings from operations include $2,872 and $1,820 of certain deferred compensation expenses in third quarter 2013 and 2012, respectively, and include $6,977 and $4,125 of certain deferred compensation expenses in nine months 2013 and 2012, respectively. As discussed above, these deferred compensation expenses relate to changes in deferred compensation liabilities resulting from corresponding changes in the market value of trading securities and related investment income that hedge these liabilities. Adjusting for the aforementioned, operating earnings were $36,359 and $34,233 in third quarter 2013 and 2012, respectively, an increase of $2,126 or 6.2%; and operating earnings were $60,566 and $55,966 in nine months 2013 and 2012, respectively, an increase of $4,600 or 8.2%. As a percentage of net product sales, these adjusted operating earnings were 19.0% and 17.1% in third quarter 2013 and 2012, respectively, an increase of 1.9% as a percentage of net product sales; and operating earnings were 15.0% and 13.4% in nine months 2013 and

2012, respectively, an increase of 1.6% as a percentage of net product sales. The above discussed increases in adjusted operating earnings principally reflect more favorable gross profit margins offset by the adverse effects of lower sales as discussed above. Management believes the presentation in this and the preceding paragraphs relating to amounts adjusted for deferred compensation expense are more reflective of the underlying operations of the Company.

Other income, net was $3,105 in third quarter 2013 compared to $1,537 in third quarter 2012, a favorable increase $1,568; and other income, net was $7,401 in nine month 2013 compared to $4,428 in nine months 2012, a favorable increase of $2,973. Other income, net for third quarter 2013 and 2012 includes aggregate net gains and investment income of $2,872 and $1,820, respectively, on trading securities relating to deferred compensation programs as discussed above; and other income, net for nine months 2013 and 2012 includes aggregate net gains and investment income of $6,977 and $4,125, respectively, on trading securities relating to these programs. These changes in trading securities were substantially offset by a like amount of deferred compensation expense included in product cost of goods sold and selling, marketing, and administrative expenses in the respective periods as discussed above.

Other income, net includes gains (losses) on foreign exchange of $39 and $(175) in third quarter 2013 and 2012, respectively, and includes gains (losses) on foreign exchange of $(284) and $238 in nine months 2013 and 2012, respectively. Other income , net also includes $(256) and $(374) in third quarter 2013 and 2012, respectively, and $(733) and $(963) in nine months 2013 and 2012, respectively, relating to the Company’s equity investment in two 50% owned Spanish companies. Management believes that the business and economic challenges in Spain are likely to continue and may result in additional equity investment losses in the future, and that the Company’s investment (carrying value of $1,429 at end of nine months 2013) could suffer additional impairment loss at a future date (a pre-tax impairment loss of $850 was recorded in fourth quarter 2012). Because of the continuing operating challenges in Spain, the Company may consider strategic alternatives for this equity investment.

The consolidated effective tax rates were 28.8% and 32.5% in third quarter 2013 and 2012, respectively, and 28.7% and 30.3% in nine months 2013 and 2012, respectively. The lower effective income tax rate in third quarter 2013 compared to third quarter 2012 reflects lower state income tax expense including the settlement of certain state income tax issues. The lower effective tax rate in the nine months 2013 period is primarily due to the release of certain tax valuation allowances relating to prior capital losses as a result of capital gains realized during nine months 2013. In addition, the Company’s overall effective tax rate on foreign earnings, primarily Canada and Mexico, reflect statutory rates which are lower than the 35.0% U.S. statutory corporate income tax rate.

Net earnings were $26,043 in third quarter 2013 compared to $22,923 in third quarter 2012, and earnings per share were $0.44 and $0.38 in third quarter 2013 and third quarter 2012, respectively, an increase of $0.06 per share or 15.8%. Nine months 2013 net earnings were $43,481 compared to nine months 2012 net earnings of $39,208, a $4,273 or 10.9% increase. Nine months net earnings per share were $0.73 in 2013 compared to $0.65 per share in nine months 2012, an increase of $0.08 per share or 12.3%. The increase in earnings per share in third quarter and nine months 2013 principally results from the improvements in gross profit margins as well as a lower effective income tax rate as discussed above. Earnings per share for third quarter and nine months 2013 did benefit from the reduction in average shares outstanding resulting from common stock purchases in the open market by the Company. Average shares outstanding decreased from 60,456 in third quarter 2012 to 59,579 in third quarter 2013, and from 60,634 in nine months 2012 to 59,723 in nine months 2013.

Goodwill and intangibles are assessed annually as of December 31 or whenever events or circumstances indicate that the carrying values may not be recoverable from future cash flows. The Company has not identified any triggering events, as defined, or other adverse information that would indicate a material impairment of its goodwill or intangibles in third quarter or nine months 2013.

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

The risks of participating in multi-employer pension plans are different from single-employer plans. Assets contributed to a multi-employer plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the remaining participating employers may be required to bear the unfunded obligations of the plan. The Company is currently unable to determine the ultimate outcome of the above discussed matter and therefore, is unable to determine the effects on its consolidated financial statements, but, the ultimate outcome could be material to its consolidated results of operations in one or more future periods. See also the Company’s consolidated financial statements and related notes and Management’s Discussion and Analysis included in the Company’s 2012 Form 10-K and annual report.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows provided by operating activities were $44,579 and $24,115 in nine months 2013 and 2012, respectively. The $20,464 increase in cash flows from operating activities from nine months 2012 to nine months 2013 principally reflects higher net earnings and a decrease in prepaid expenses and split dollar office life insurance partially offset by increased inventories.

Net cash used in investing activities was $54,761 in nine months 2013 compared to $37,256 in nine months 2012. Cash flows from investing activities reflect $63,992 and $33,502 relating to the purchase of available for sale securities during nine months 2013 and 2012, respectively. Nine months 2013 and nine months 2012 also includes capital expenditures of $10,593 and $7,008, respectively. Capital expenditures for the 2013 year are anticipated to be generally in line with historical annualized spending, and are to be funded from the Company’s cash flow from operations and internal sources.

The Company had no bank borrowings or repayments in nine months 2013 or 2012, and had no outstanding bank borrowings as of the end of third quarter or nine months 2013 or 2012.

Financing activities include Company common stock purchases and retirements of $11,429 and $14,363 in nine months 2013 and 2012, respectively. Cash dividends of $9,517 and $13,984 were paid in nine months 2013 and 2012, respectively. Fourth quarter 2012 included an accelerated payment of the regular quarterly dividend of $4,656 ($0.08 per share) which had historically been paid during the first week in January of the following year. This was in response to the uncertainty surrounding the future federal tax treatment of dividends at that time after giving consideration to the Company’s cash and investment position.

The Company’s current ratio (current assets divided by current liabilities) was 3.1 to 1 as of the end of nine months 2013 as compared to 3.2 to 1 as of the end of fourth quarter 2012 and 3.0 to 1 as of the end of nine months 2012. Net working capital was $165,673 as of the end of nine months 2013 as compared to $136,476 and $158,661 as of the end of fourth quarter and nine months 2012, respectively.

The aforementioned net working capital amounts include aggregate cash and cash equivalents and short-term investments of $64,313 as of the end of nine months 2013 compared to $82,608 and $51,687 as of the end of fourth quarter and nine months 2012, respectively. In addition, long term investments, principally debt securities comprising municipal bonds (including $10,162 of Jefferson County auction rate securities discussed below) and trading securities, were $162,371 as of the end of nine months 2013, as compared to $124,685 and $126,387 as of the end of fourth quarter and nine months 2012, respectively. Aggregate cash and cash equivalents and short and long-term investments were $226,684, $207,293, $178,074, as of the end of nine months 2013, and as of the end of fourth quarter and nine months 2012, respectively. The aforementioned includes $58,968, $49,378, and $48,382 as of the end of nine months 2013, and fourth quarter and nine months 2012, respectively, relating to trading securities which are used as an economic hedge for the Company’s deferred compensation liabilities. Investments in municipal bonds and other debt securities that matured during nine months 2013 and 2012 were generally used to purchase the Company’s common stock or were replaced with debt securities of similar maturities.

As of September 28, 2013, the Company’s long-term investments include $10,162 ($13,550 original cost) of Jefferson County Alabama Sewer Revenue Refunding Warrants, originally purchased with an insurance-backed AAA rating.  This is an auction rate security that is classified as an available for sale security.  Due to adverse events related to Jefferson County and its bond insurance carrier, Financial Guaranty Insurance Company (FGIC), as well as events in the credit markets, the auctions for this auction rate security have failed since 2008.  As such, the Company continues to estimate the fair value of this auction rate security utilizing a valuation model with Level 3 inputs, as defined by guidance.  This valuation model considered, among others items, a limited number of market trades, the credit risk of the collateral underlying the auction rate security, the credit risk of the bond insurer, interest rates, and the amount and timing of expected future cash flows including assumptions about the market expectation of the next successful auction or possible negotiated settlement between Jefferson County and the debt holders.  The trading range of these inputs was between 65.2% and 73.0% of the original par value. Both Jefferson County and FGIC are in bankruptcy. During the second quarter 2013, Jefferson County and the holders of its bonds and warrants reached an agreement whereby Jefferson County would issue replacement securities with a value of approximately 80% of the face value of the original bonds and warrants. The agreement is subject to approval by the bankruptcy court which is scheduled to meet at a future date.  Nonetheless, future rulings by the bankruptcy courts could have adverse effects to the holders of warrants and other debt, and further reduce the market value of this auction rate security resulting in an additional other-than-temporary impairments and charges to net earnings. The Company is not currently able to determine with certainty the outcome of this matter, or the amount and timing of the ultimate net proceeds that it may recover. See also the Company’s consolidated financial statements and related notes and Management’s Discussion and Analysis included in the Company’s 2012 Form 10-K and annual report.

ACCOUNTING PRONOUNCEMENTS

In July 2013, the FASB issued ASU 2013-11, which requires presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  ASU 2013-11 provides explicit guidance on presentation in financial statements.  The amendment is effective for reporting periods beginning after December 15, 2013.  The Company does not expect adoption of this ASU to significantly impact its consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02 which requires additional disclosures regarding the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 requires an entity to present, either on the face of the income statement or in the notes, significant amounts reclassified out of accumulated other comprehensive income if the amount is reclassified in its entirety in the same reporting period. This guidance is effective for reporting periods beginning after December 15, 2012. The Company adopted this guidance effective January 1, 2013. The Company’s adoption of this standard did not have a significant impact on its consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, which allows an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test of an indefinite-lived intangible asset.  Per the terms of this ASU, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired.  The revised standard is effective for annual and interim impairment tests performed for fiscal years beginning after December 15, 2012; however, early adoption is permitted. The Company does not expect adoption of this ASU to significantly impact the notes to the consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, the Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 28, 2013 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 28, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

TOOTSIE ROLL INDUSTRIES, INC.

AND SUBSIDIARIES

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the Company’s purchases of its common stock during the quarter ended September 28, 2013:

				Approximate Dollar
	(a) Total		Shares	Value of Shares that
	Number of	(b) Average	Purchased as Part of	May Yet Be Purchased
	Shares	Price Paid per	Publicly Announced Plans	Under the Plans
Period	Purchased	Share	Or Programs	or Programs

Jun 30 to Jul 27	—	$—	Not Applicable	Not Applicable

Jul 28 to Aug 24	6,000	34.05	Not Applicable	Not Applicable

Aug 25 to Sep 28	21,500	30.41	Not Applicable	Not Applicable

Total	27,500	$31.21	Not Applicable	Not Applicable

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

TOOTSIE ROLL INDUSTRIES, INC.

Date:	November 6, 2013	BY:	/S/MELVIN J. GORDON
Melvin J. Gordon
Chairman and Chief
Executive Officer

Date:	November 6, 2013	BY:	/S/G. HOWARD EMBER, JR.
G. Howard Ember, Jr.
Vice President Finance and
Chief Financial Officer