Form 10-K
period 2013-12-31
TOOTSIE ROLL INDUSTRIES INC
filed 2014-02-28
CIK 98677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of February 14, 2014, there were outstanding 36,790,243 shares of Common Stock par value $.69-4/9 per share, and 22,253,125 shares of Class B Common Stock par value $.69-4/9 per share.

As of June 28, 2013, the aggregate market value of the Common Stock (based upon the closing price of the stock on the New York Stock Exchange on such date) held by non-affiliates was approximately $593,864,000.  Class B Common Stock is not traded on any exchange, is restricted as to transfer or other disposition, but is convertible into Common Stock on a share-for-share basis.  Upon such conversion, the resulting shares of Common Stock are freely transferable and publicly traded. Assuming all 22,253,125 shares of outstanding Class B Common Stock were converted into Common Stock, the aggregate market value of Common Stock held by non-affiliates on June 28, 2013 (based upon the closing price of the stock on the New York Stock Exchange on such date) would have been approximately $718,457,000.  Determination of stock ownership by non-affiliates was made solely for the purpose of this requirement, and the Registrant is not bound by these determinations for any other purpose.

DOCUMENTS INCORPORATED BY REFERENCE

1.                                      Portions of the Company’s Annual Report to Shareholders for the year ended December 31, 2013 (the “2013 Report”) are incorporated by reference in Parts I and II of this report and filed as an exhibit to this report.

2.                                      Portions of the Company’s Definitive Proxy Statement for the Company’s Annual Meeting of Shareholders (the “2014 Proxy Statement”) scheduled to be held on May 5, 2014 are incorporated by reference in Part III of this report.

Forward-Looking Information

From time to time, in the Company’s statements and written reports, including this report, the Company discusses its expectations regarding future performance by making certain “forward-looking statements.”  Forward-looking statements can be identified by the use of words such as “anticipated,” “believe,” “expect,” “intend,” “estimate,” “project,” and other words of similar meaning in connection with a discussion of future operating or financial performance and are subject to certain factors, risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements.  These forward-looking statements are based on currently available competitive, financial and economic data and management’s views and assumptions regarding future events.  Such forward-looking statements are inherently uncertain, and actual results may differ materially from those expressed or implied herein.  Consequently, the Company wishes to caution readers not to place undue reliance on any forward-looking statements.  In connection with the “safe harbor provisions” of the Private Securities Litigation Reform Act of 1995, factors, among others, which could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein include those set forth in the subsection entitled “Risk Factors” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on Pages 11 and 12 of the 2013 Report, which subsection is incorporated herein by reference. In addition, the Company’s results may be affected by general factors, such as economic conditions, political developments, currency exchange rates, interest and inflation rates, accounting standards, taxes, and laws and regulations affecting the Company in markets where it competes and those factors described in Item 1A “Risk Factors” and elsewhere in this Annual Report on Form 10-K and in other Company filings with the Securities and Exchange Commission.

PART I

ITEM 1.                                                  Business.

Tootsie Roll Industries, Inc. and its consolidated subsidiaries (the “Company”) have been engaged in the manufacture and sale of confectionery products for over 100 years.  This is the only industry segment in which the Company operates and is its only line of business.  The majority of the Company’s products are sold under the registered trademarks TOOTSIE ROLL, TOOTSIE ROLL POPS, CHILD’S PLAY, CARAMEL APPLE POPS, CHARMS, BLOW-POP,  CHARMS MINI POPS, CELLA’S, MASON DOTS, MASON CROWS, JUNIOR MINTS, CHARLESTON CHEW, SUGAR DADDY, SUGAR BABIES, ANDES, FLUFFY STUFF, DUBBLE BUBBLE, RAZZLES, CRY BABY and NIK-L-NIP.

The Company’s products are marketed in a variety of packages designed to be suitable for display and sale in different types of retail outlets. They are sold through approximately 30 candy and grocery brokers and by the Company itself to approximately 4,000 customers throughout the United States. These customers include wholesale distributors of candy and groceries, supermarkets, variety stores, dollar stores, chain grocers, drug chains, discount chains, cooperative grocery associations, mass merchandisers, warehouse and membership club stores, vending machine operators, the U.S. military and fund-raising charitable organizations.

The Company’s principal markets are in the United States, Canada and Mexico. The majority of production from the Company’s Canadian plants is sold in the United States. The majority of production from the Company’s Mexican plant is sold in Mexico.

The domestic confectionery business is highly competitive. The Company competes primarily with other manufacturers of confectionery products sold to the above mentioned customers. Although accurate statistics are not available, the Company believes it is among the ten largest domestic manufacturers in this field. In the markets in which the Company competes, the main forms of competition comprise brand recognition, as well as competition for retail shelf space and a fair price for our products at various retail price points.

The Company did not have a material backlog of firm orders at the end of the calendar years 2013 or 2012.

Although the Company experienced moderating costs for some ingredients in 2013 compared to 2012, unit costs for certain ingredients, packaging materials, freight and delivery, wages and benefits, and plant operations continued to increase further in 2013 compared to 2012. The Company has made progress toward restoring margins to their historical levels before the increases in commodity and other input costs in recent years, but margins remain below historical levels prior to these increases in commodity and other input costs.

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

Although the Company does research and develops new products and product line extensions for existing brands, it also improves the quality of existing products, improves and modernizes production processes, and develops and implements new technologies to enhance the quality and reduce the costs of products. The Company does not expend material amounts of money on research or development activities.

The manufacture and sale of consumer food products is highly regulated. In the United States, the Company’s activities are subject to regulation by various government agencies, including the Food and Drug Administration, the Department of Agriculture, the Federal Trade Commission, the Department of Commerce and the Environmental Protection Agency, as well as various state and local agencies. Similar agencies also regulate the businesses outside of the United States. The Company maintains quality assurance and other programs to insure that all products we manufacture and distribute are safe and of high quality and comply with all applicable laws and regulations.

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

The Company employs approximately 2,000 persons.

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

Sales revenues from Wal-Mart Stores, Inc. aggregated approximately 23.8%, 23.5%, and 23.5% of net product sales during the years ended December 31, 2013, 2012 and 2011, respectively. Some of the aforementioned sales to Wal-Mart are sold to McLane Company, a large national grocery wholesaler, which services and delivers certain of the Company products to Wal-Mart and other retailers in the U.S.A. Net product sales revenues from McLane, which includes these Wal-Mart sales as well as sales and deliveries to other Company customers, were 15.1% in 2013; such revenues from McLane were less than 10% in 2012 and 2011. Although no other customers other than McLane Company, Inc. and Wal-Mart Stores, Inc. accounted for more than 10% of net sales, the loss of one or more significant customers could have a material adverse effect on the Company’s business.

For a summary of sales and long-lived assets of the Company by geographic area see Note 9 of the “Notes to Consolidated Financial Statements” on Page 22 of the 2013 Report and on Page 3 of the 2013 Report under the section entitled “International.” Note 9 and the aforesaid section are incorporated herein by reference.

Information regarding the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, will be made available, free of charge, upon written request to Tootsie Roll Industries, Inc., 7401 South Cicero Avenue, Chicago, Illinois 60629, Attention: Barry Bowen, Treasurer and Assistant Secretary. The Company does not make all such reports available on its website at www.tootsie.com because it believes that they are readily available from the Securities Exchange Commission at www.sec.gov, and because the Company provides them free of charge upon request. Interested parties, including shareholders, may communicate to the Board of Directors or any individual director in writing, by regular mail, addressed to the Board of Directors or an individual director, in care of Tootsie Roll Industries, Inc., 7401 South Cicero Avenue, Chicago, Illinois 60629, Attention: Ellen R. Gordon, President. If an interested party wishes to communicate directly with the Company’s non-employee directors, it should be noted on the cover of the communication.

ITEM 1A.                                         Risk Factors.

Significant factors that could impact the Company’s financial condition or results of operations include, without limitation, the following:

•                                          Risk of changes in the price and availability of raw materials - The principal ingredients used by the Company are subject to price volatility. Although the Company engages in commodity hedging transactions and annual supply agreements as well as leveraging the high volume of its annual purchases, the Company may experience price increases in these ingredients that it may not be able to offset, which could have an adverse impact on the Company’s results of operations and financial condition. In addition, although the Company has historically been able to procure sufficient supplies of its ingredients, market conditions could change such that adequate supplies might not be available or only become available at substantially higher costs. Adverse weather patterns, including the effects of climate change, can significantly affect the cost and availability of these ingredients.

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

•                                          Risk of discounting and other competitive actions - Discounting and pricing pressure by the Company’s retail customers and other competitive actions could make it more difficult for the Company to maintain its operating margins.

•                                          Risk of dependence on large customers - The Company’s largest customer, Wal-Mart Stores, Inc. accounted for approximately 23.8% of net product sales in 2013, and other large national chains are also material to the Company’s sales. The loss of Wal-Mart Stores, Inc. or one or more other large customers, or a material decrease in purchases by one or more large customers, could result in decreased sales and adversely impact the Company’s results of operations and financial condition.

•                                          Risk of changes in consumer preferences and tastes - Failure to adequately anticipate and react to changing demographics, consumer trends, consumer health concerns and product preferences could have an adverse impact on the Company’s results of operations and financial condition.

•                                          Risk of economic conditions on consumer purchases - The Company’s sales are impacted by consumer spending levels and impulse purchases which are affected by general macroeconomic conditions, consumer confidence, employment levels, disposable income, availability of consumer credit and interest rates on that credit, consumer debt levels, energy costs and other factors. Volatility in food and energy costs, rising unemployment, declines in personal spending, and recessionary economic conditions could adversely impact the Company’s revenues, profitability and financial condition.

•                                          Risks related to environmental matters - The Company’s operations are not particularly impactful on the environment, but increased government environmental regulation or legislation could adversely impact the Company’s profitability.

•                                          Risks relating to participation in the multi-employer pension plan for certain Company union employees - As outlined in Note 7 (page 21) to the consolidated financial statements and discussed in the Management Discussion & Analysis (page 6), the Company participates in a multi-employer pension plan (Plan) which is currently in critical status, the “Red Zone”, as defined by applicable law. Under terms of a rehabilitation plan, the Company is to be assessed 5% annual compounded surcharges on its contributions to the Plan until such time as the Plan emerges from critical status.

The Company was advised by the Plan that if the Company had withdrawn from the Plan during 2012 its estimated withdrawal liability would have been $37.2 million; the Company does not have any updated information regarding its withdrawal liability for 2013. The Company is currently unable to determine the ultimate outcome of this matter and therefore, is unable to determine the effects on its consolidated financial statements, but, the ultimate outcome could be material to its consolidated results of operations in one or more future periods.

•                                          Risk of new governmental laws and regulations - Governmental laws and regulations, including those that affect food advertising and marketing, including products for children, use of ingredients in products, including the use of hydrogenated oils, income and other taxes and tariffs, including those targeted toward confectionery products, and the environment, both in and outside the U.S., are subject to change over time, which could adversely impact the Company’s results of operations and ability to compete in domestic or foreign marketplaces.

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

•                                          Risk of the cost of energy increasing — Higher energy costs would likely result in higher distribution, freight and other operating costs. The Company may not be able to offset these cost increases or pass such cost increases onto customers in the form of price increases, which could have an adverse impact on the Company’s results of operations and financial condition.

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

•                                          Risk of production interruptions - The majority of the Company’s products are manufactured in a single production facility on specialized equipment. In the event of a disaster, such as a fire or earthquake, at a specific plant location, it would be difficult to transfer production to other facilities or a new location in a timely manner, which could result in loss of market share for the affected products.

•                                          Risk related to international operations - To the extent there is political or social unrest, civil war, terrorism or significant economic instability in the countries in which the Company operates, the results of the Company’s business in such countries could be adversely impacted. Currency exchange rate fluctuations between the U.S. dollar and foreign currencies could also have an adverse impact on the Company’s results of operations and financial condition. The Company’s principal markets are the U.S.A., Canada, and Mexico.

•                                          Risk related to investments in marketable securities and equity method investments - The Company invests its surplus cash in a diversified portfolio of highly rated marketable securities, including tax exempt municipal bonds, with maturities of generally up to three years. Nonetheless, such investments could become impaired in the event of certain adverse economic and/or geopolitical events.

•                                          Disruption to our supply chain could impair our ability to produce or deliver our finished products, resulting in a negative impact on our operating results - Disruption to our manufacturing operations or our supply chain, some of which are discussed above, could result from, but are not limited to natural disasters, pandemic outbreak of disease, weather, fire or explosion, terrorism or other acts of violence, unavailability of ingredients or packaging materials, labor strikes or other labor activities, operational and/or financial instability of key suppliers, and other vendors or service providers. Although we take precautions to mitigate the impact of possible disruptions, if we are unable, or if it is not financially feasible, to effectively mitigate the likelihood or potential impact of such disruptive events, our results of operations and financial condition could be negatively impacted.

•                                          The Company is a controlled company due to the common stock holdings of the Gordon family - The Gordon family’s share ownership represents a majority of the combined voting power of all classes of the Company’s common stock as of December 31, 2013. As a result, the Gordon family has the power to elect the Company’s directors and approve actions requiring the approval of the shareholders of the Company.

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

ITEM 1B.                                         Unresolved Staff Comments.

None.

ITEM 2.                                                  Properties.

The Company owns its principal manufacturing, warehousing and distribution and offices facilities which are located in Chicago, Illinois in a building consisting of approximately 2,354,000 square feet. In addition, the Company leases manufacturing and warehousing facilities at a second location in Chicago which comprises 137,000 square feet.  The lease is renewable by the Company every five years through June, 2041; the Company expects to renew this lease prior to termination. The Company also periodically leases additional warehousing space at this second location as needed on a month-to-month basis.

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

ADDITIONAL ITEM.                         Executive Officers of the Registrant.

See the information on Executive Officers set forth in the table in Part III, Item 10, Page 11 of this report, which is incorporated herein by reference.

ITEM 4.                                                  Mine Safety Disclosures.

None

PART II

ITEM 5.                                                  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s Common Stock is traded on the New York Stock Exchange.  The Company’s Class B Common Stock is subject to restrictions on transferability.  The Class B Common Stock is convertible at the option of the holder into shares of Common Stock on a share-for-share basis.  As of February 28, 2014, there were approximately 3,200 and 1,200 registered holders of record of Common and Class B Common Stock, respectively.  In addition, the Company estimates that as of February 28, 2014 there were 17,000 and 4,500 beneficial holders of Common and Class B Common Stock, respectively.  For information on the market price of, and dividends paid with respect to the Company’s Common Stock, see the section entitled “2013-2012 Quarterly Summary of Tootsie Roll Industries, Inc. Stock Price and Dividends Per Share” which appears on Page 28 of the 2013 Report.  This section is incorporated herein by reference and filed as an exhibit to this report.

The following table sets forth information about the shares of Common Stock the Company purchased on the open market during the fiscal quarter ended December 31, 2013:

Issuer Purchases of Equity Securities

			Total Number of	Maximum Number (or
	Total	Average	Shares Purchased	Approximate Dollar Value)
	Number	Price	as Part of Publicly	of Shares that May Yet
	of Shares	Paid per	Announced Plans	be Purchased Under the
Period	Purchased	Share	or Programs	Plans or Programs

Sep 29 to Oct 26	65,000	$30.30	Not Applicable	Not Applicable
Oct 27 to Nov 23	158,055	31.74	Not Applicable	Not Applicable
Nov 24 to Dec 31	145,312	32.44	Not Applicable	Not Applicable
Total	368,367	$31.76

While the Company does not have a formal or publicly announced Company Common Stock purchase program, the Company’s Board of Directors periodically authorizes a dollar amount for such share purchases. The treasurer executes share purchase transactions according to these guidelines.

ITEM 6.                                                  Selected Financial Data.

See the section entitled “Five Year Summary of Earnings and Financial Highlights” which appears on Page 29 of the 2013 Report.  This section is incorporated herein by reference and filed as an exhibit to this report.

ITEM 7.                                                  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on Pages 4-12 of the 2013 Report.  This section is incorporated herein by reference and filed as an exhibit to this report.

ITEM 7A.                                     Quantitative and Qualitative Disclosures About Market Risk.

See the section entitled “Market Risks” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on Pages 10-11 of the 2013 Report.  This section is incorporated herein by reference and filed as an exhibit to this report.

See also Note 1 of the “Notes to Consolidated Financial Statements” commencing on Page 18 of the 2013 Report, which is incorporated herein by reference.

ITEM 8.                                                  Financial Statements and Supplementary Data.

The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 28, 2014, appearing on Pages 13-26 of the 2013 Report and the “Quarterly Financial Data (Unaudited)” on Page 28 of the 2013 Report are incorporated by reference in this report. With the exception of the aforementioned information and the information incorporated in Items 1, 5, 6, 7, 7A, and 9A, the 2013 Report is not to be deemed filed as part of this report.

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

Internal Control over Financial Reporting

(a) See Page 27 of the 2013 Report for “Management’s Report on Internal Control Over Financial Reporting,” which is incorporated herein by reference.

(b) See Page 26 of the 2013 Report for the attestation report of the Company’s independent registered public accounting firm, which is incorporated herein by reference.

(c)  There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.                                         Other Information.

None

PART III

ITEM 10.                                           Directors,  Executive Officers and Corporate Governance.

See the information with respect to the Directors of the Company which is set forth in the section entitled “Election of Directors” of the 2014 Proxy Statement, which section of the 2014 Proxy Statement is incorporated herein by reference. See the information in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s 2014 Proxy Statement, which section is incorporated herein by reference.

The following table sets forth the information with respect to the executive officers of the Company:

Name	Position (1)	Age

Melvin J. Gordon*	Chairman of the Board and Chief Executive Officer (2)	94

Ellen R. Gordon*	President and Chief Operating Officer (2)	82

G. Howard Ember Jr.	Vice President/Finance	61

John W. Newlin Jr.	Vice President/Manufacturing	76

Thomas E. Corr	Vice President/Marketing and Sales	65

John P. Majors	Vice President/Distribution	52

Barry P. Bowen	Treasurer	58

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

(2)                                 Melvin J. Gordon and Ellen R. Gordon are husband and wife.

Code of Ethics

The Company has a Code of Business Conduct and Ethics, which applies to all of the Company’s directors and employees, and which meets the Securities Exchange Commission criteria for a “code of ethics.” The Code of Business Conduct and Ethics is available on the Company’s website, located at www.tootsie.com, and the information in such is available in print to any shareholder who requests a copy.

ITEM 11.                                           Executive Compensation.

See the information set forth in the sections entitled “Executive Compensation” and “Director Compensation” of the Company’s 2014 Proxy Statement, which are incorporated herein by reference.

ITEM 12.                                           Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

For information with respect to the beneficial ownership of the Company’s Common Stock and Class B Common Stock by the beneficial owners of more than 5% of said shares and by the management of the Company, see the sections entitled “Ownership of Common Stock and Class B Common Stock by Certain Beneficial Owners” and “Ownership of Common Stock and Class B Common Stock by Management” of the 2014 Proxy Statement. These sections of the 2014 Proxy Statement are incorporated herein by reference. The Company does not have any compensation plans under which equity securities of the Company are authorized for issuance.

ITEM 13.                                           Certain Relationships and Related Transactions, and Director Independence.

See the section entitled “Related Person Transactions” of the 2014 Proxy Statement, which is incorporated herein by reference.

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

ITEM 14.                                           Principal Accounting Fees and Services.

See the section entitled “Independent Auditor Fees and Services” of the 2014 Proxy Statement, which is incorporated herein by reference.

ITEM 15.                                           Exhibits, Financial Statements Schedule.

(a)                                 Financial Statements.

The following financial statements and schedule are filed as part of this report:

(1)                                 Financial Statements (filed herewith as part of Exhibit 13):

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Earnings, Comprehensive Earnings and Retained Earnings for each of the three years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Financial Position at December 31, 2013 and 2012

Consolidated Statements of Cash Flows for each of the three years ended in the period December 31, 2013, 2012 and 2011

Notes to Consolidated Financial Statements

(2)                                 Financial Statement Schedule:

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

For the three years ended December 31, 2013, 2012 and 2011 — Valuation and Qualifying Accounts

(3)                                 Exhibits required by Item 601 of Regulation S-K:

See Index to Exhibits which appears following Financial Schedule II.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Tootsie Roll Industries, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOOTSIE ROLL INDUSTRIES, INC.

By:	Melvin J. Gordon
Melvin J. Gordon, Chairman of the Board of Directors and Chief Executive Officer

Date:	February 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Melvin J. Gordon	Chairman of the Board of Directors and Chief Executive Officer	February 28, 2014
Melvin J. Gordon	(principal executive officer)

Ellen R. Gordon	Director, President and Chief Operating Officer	February 28, 2014
Ellen R. Gordon

Richard P. Bergeman	Director	February 28, 2014
Richard P. Bergeman

Lana Jane Lewis-Brent	Director	February 28, 2014
Lana Jane Lewis-Brent

Barre A. Seibert	Director	February 28, 2014
Barre A. Seibert

G. Howard Ember, Jr.	Vice President, Finance	February 28, 2014
G. Howard Ember, Jr.	(principal financial officer and principal accounting officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Tootsie Roll Industries, Inc.:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 28, 2014 appearing in the 2013 Annual Report to Shareholders of Tootsie Roll Industries, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Chicago, IL
February 28, 2014

TOOTSIE ROLL INDUSTRIES, INC.
AND SUBSIDIARY COMPANIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS (in thousands)

DECEMBER 31, 2013, 2012 AND 2011

Description	Balance at beginning of year	Additions (reductions) charged (credited) to expense	Deductions(1)	Balance at End of Year

2013:
Reserve for bad debts	$1,462	$16	$80	$1,398
Reserve for cash discounts	680	9,725	9,761	644
Deferred tax asset valuation	2,040	(1,083)	—	957
	$4,182	$8,658	$9,841	$2,999

2012:
Reserve for bad debts	$998	$511	$47	$1,462
Reserve for cash discounts	733	9,959	10,012	680
Deferred tax asset valuation	2,190	(150)	—	2,040
	$3,921	$10,320	$10,059	$4,182

2011:
Reserve for bad debts	$1,121	$(186)	$(63)	$998
Reserve for cash discounts	410	10,007	9,684	733
Deferred tax asset valuation	686	1,504	—	2,190
	$2,217	$11,325	$9,621	$3,921

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

13

The following items incorporated by reference herein from the Company’s 2013 Annual Report to Shareholders for the year ended December 31, 2013 (the “2013 Report”), are filed as Exhibits to this report:

(i) Information under the section entitled “International” set forth on Page 3 of the 2013 Report;

(ii) Information under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth on Pages 4-12 of the 2013 Report;

	(iii)	Information under the subsection entitled “Risk Factors” set forth on Pages 11-12 of the 2013 Report;

	(iv)	Consolidated Statements of Financial Position at December 31, 2013 and 2012 set forth on Pages 15-16 of the 2013 Report;

	(v)	Consolidated Statements of Earnings, and Retained Earnings for the three years ended December 31, 2013, 2012 and 2011 set forth on Page 13 of the 2013 Report;

	(vi)	Consolidated Statements of Comprehensive Earnings for the three years ended December 31, 2013, 2012 and 2011 set forth on Page 14 of the 2013 Report;

	(vii)	Consolidated Statements of Cash Flows for the three years ended December 31, 2013, 2012 and 2011 set forth on Page 17 of the 2013 Report;

	(viii)	Notes to Consolidated Financial Statements set forth on Pages 18-25 of the 2013 Report;

	(ix)	Management’s Report on Internal Control over Financial Reporting set forth on Page 27 of the 2013 Report;

	(x)	Report of Independent Registered Public Accounting Firm set forth on Page 26 of the 2013 Report;

	(xi)	Quarterly Financial Data set forth on Page 28 of the 2013 Report;

	(xii)	Information under the section entitled “2013-2012 Quarterly Summary of Tootsie Roll Industries, Inc. Stock Price and Dividends per Share” set forth on Page 28 of the 2013 Report; and

	(xiii)	Information under the section entitled “Five Year Summary of Earnings and Financial Highlights” set forth on Page 29 of the 2013 Report.

21	List of Subsidiaries of the Company.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements and notes from Tootsie Roll Industries, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on February 28, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, Comprehensive Earnings and Retained Earnings; (ii) Consolidated Statements of Financial Position;  (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements.

*Management compensation plan or arrangement.