Form 10-Q
period 2014-03-29
TOOTSIE ROLL INDUSTRIES INC
filed 2014-05-07
CIK 98677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2014

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date     (March 29, 2014).

Class	Outstanding

Common Stock, $.69 4/9 par value	37,861,229
Class B Common Stock, $.69 4/9 par value	22,915,279

TOOTSIE ROLL INDUSTRIES, INC.

March 29, 2014

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  See “Forward-Looking Statements” under Part I — Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands) (UNAUDITED)

	March 29, 2014	December 31, 2013	March 30, 2013

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$51,179	$88,283	$50,887
Investments	37,772	33,572	22,356
Trade accounts receivable, less allowances of $2,068, $2,042 & $2,187	45,292	40,721	37,708
Other receivables	3,925	4,616	5,352
Inventories:
Finished goods & work-in-process	50,354	37,012	42,205
Raw material & supplies	29,913	24,844	34,770
Prepaid expenses	5,962	5,581	3,413
Deferred income taxes	2,955	5,482	4,951

Total current assets	227,352	240,111	201,642

PROPERTY, PLANT & EQUIPMENT, at cost:

Land	22,540	21,683	21,723
Buildings	111,409	111,044	108,453
Machinery & equipment	342,217	340,405	330,914
Construction in progress	5,393	3,403	4,716
	481,559	476,535	465,806
Less-accumulated depreciation	284,724	279,619	266,979
Net property, plant and equipment	196,835	196,916	198,827

OTHER ASSETS:

Goodwill	73,237	73,237	73,237
Trademarks	175,024	175,024	175,024
Investments	163,865	148,532	159,394
Split dollar officer life insurance	40,296	40,296	41,394
Prepaid expenses	9,375	10,260	—
Restricted cash	1,805	—	—
Deferred income taxes	4,121	4,033	6,151
Total other assets	467,723	451,382	455,200

Total assets	$891,910	$888,409	$855,669

(The accompanying notes are an integral part of these statements.)

(in thousands except per share data) (UNAUDITED)

	March 29, 2014	December 31, 2013	March 30, 2013

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$14,566	$9,153	$12,328
Bank loan	226	—	—
Dividends payable	115	4,742	103
Accrued liabilities	45,038	45,580	43,322
Postretirement health care and life insurance benefits	319	319	555
Income taxes payable	3,783	327	4,846
Total current liabilities	64,047	60,121	61,154

NONCURRENT LIABILITIES:

Deferred income taxes	54,072	54,939	42,734
Bank loans	1,011	—	—
Postretirement health care and life insurance benefits	8,999	8,857	27,558
Industrial development bonds	7,500	7,500	7,500
Liability for uncertain tax positions	9,826	7,167	8,013
Deferred compensation and other liabilities	70,238	69,520	58,940
Total noncurrent liabilities	151,646	147,983	144,745

TOOTSIE ROLL INDUSTRIES, INC. SHAREHOLDERS’ EQUITY:

Common stock, $.69-4/9 par value- 120,000 shares authorized; 37,861, 37,011 & 37,593, respectively, issued	26,293	25,702	26,106
Class B common stock, $.69-4/9 par value- 40,000 shares authorized; 22,915, 22,256 & 22,263, respectively, issued	15,913	15,455	15,460
Capital in excess of par value	615,922	572,669	590,762
Retained earnings	25,694	73,109	35,598
Accumulated other comprehensive loss	(6,153)	(4,638)	(16,164)
Treasury stock (at cost)- 78, 76 & 76 shares, respectively	(1,992)	(1,992)	(1,992)
Total Tootsie Roll Industries, Inc. shareholders’ equity	675,677	680,305	649,770
Noncontrolling interests	540	—	—
Total equity	676,217	680,305	649,770

Total liabilities and shareholders’ equity	$891,910	$888,409	$855,669

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

EARNINGS AND RETAINED EARNINGS

(in thousands except per share amounts)   (UNAUDITED)

	Quarter Ended
	March 29, 2014	March 30, 2013

Net product sales	$106,812	$110,279
Rental and royalty revenue	970	1,007

Total revenue	107,782	111,286

Product cost of goods sold	66,865	72,169
Rental and royalty cost	258	250

Total costs	67,123	72,419

Product gross margin	39,947	38,110
Rental and royalty gross margin	712	757

Total gross margin	40,659	38,867

Selling, marketing and administrative expenses	25,631	27,967

Earnings from operations	15,028	10,900

Other income, net	1,666	2,591

Earnings before income taxes	16,694	13,491
Provision for income taxes	7,337	4,422
Net earnings	9,357	9,069
Less: Net loss attributable to noncontrolling interests	224	—
Net earnings attributable to Tootsie Roll Industries, Inc.	9,581	9,069

Net earnings attributable to Tootsie Roll Industries, Inc. per share	$0.16	$0.15
Dividends per share *	$0.08	$0.08

Average number of shares outstanding	60,814	61,667

Retained earnings at beginning of period	$73,109	$80,210
Net earnings attributable to Tootsie Roll Industries, Inc.	9,581	9,069
Cash dividends	(4,715)	(4,653)
Stock dividends	(52,281)	(49,028)

Retained earnings at end of period	$25,694	$35,598

*Does not include 3% stock dividend to shareholders of record on 3/4/14 and 3/5/13.

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS

(in thousands except per share amounts) (UNAUDITED)

	Quarter Ended
	March 29, 2014	March 30, 2013

Net earnings	$9,357	$9,069

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(1,318)	1,122

Pension and postretirement reclassification adjustment:
Unrealized gains (losses) for the period on postretirement and pension benefits	—	—
Less: reclassification adjustment for (gains) losses to net income	(451)	—
Unrealized gains (losses) on postretirement and pension benefits	(451)	—

Investments:
Unrealized gains (losses) for the period on investments	(216)	(770)
Less: reclassification adjustment for (gains) losses to net income	—	—
Unrealized gains (losses) on investments	(216)	(770)

Derivatives:
Unrealized gains (losses) for the period on derivatives	(833)	(930)
Less: reclassification adjustment for (gains) losses to net income	437	355
Unrealized gains (losses) on derivatives	(396)	(575)

Total other comprehensive income (loss), before tax	(2,381)	(223)
Income tax benefit (expense) related to items of other comprehensive income	866	506
Total comprehensive earnings	7,842	9,352
Comprehensive earnings attributable to noncontrolling interests	224	—

Total comprehensive earnings attributable to Tootsie Roll Industries, Inc.	$8,066	$9,352

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (UNAUDITED)

	Year to Date Ended
	March 29, 2014	March 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings	$9,357	$9,069
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	5,124	4,901
Loss on step acquisition	529	—
Loss from equity method investment	—	282
Amortization of marketable security premiums	829	632
Changes in operating assets and liabilities:
Accounts receivable	(3,088)	4,644
Other receivables	563	(399)
Inventories	(16,663)	(14,370)
Prepaid expenses and other assets	534	26,299
Accounts payable and accrued liabilities	1,544	1,467
Income taxes payable and deferred	3,787	(1,001)
Postretirement health care and life insurance benefits	(309)	732
Deferred compensation and other liabilities	441	633
Other	(15)	542

Net cash from operating activities	2,633	33,431

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash acquired in step acquisition	161	—
Restricted cash	179	—
Capital expenditures	(2,138)	(2,241)
Net sales (purchases) of trading securities	80	(1,945)
Purchase of available for sale securities	(25,034)	(47,335)
Sale and maturity of available for sale securities	4,410	14,409

Net cash used in investing activities	(22,342)	(37,112)

CASH FLOWS FROM FINANCING ACTIVITIES:

Shares purchased and retired	(7,864)	(4,641)
Dividends paid in cash	(9,458)	(4,653)
Repayment of bank loans	(73)	—

Net cash used in financing activities	(17,395)	(9,294)

Decrease in cash and cash equivalents	(37,104)	(12,975)
Cash and cash equivalents at beginning of year	88,283	63,862

Cash and cash equivalents at end of quarter	$51,179	$50,887

Supplemental cash flow information:
Income taxes paid, net	$1,419	$5,990
Interest paid	$30	$13
Stock dividend issued	$52,165	$48,925

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 29, 2014

(in thousands except per share amounts) (UNAUDITED)

Note 1 — Significant Accounting Policies

General Information

Foregoing data has been prepared from the unaudited financial records of Tootsie Roll Industries, Inc. (the Company) and in the opinion of management all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the interim period have been reflected. Certain amounts previously reported have been reclassified to conform to the current year presentation. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s 2013 Annual Report on Form 10-K.

Results of operations for the period ended March 29, 2014 are not necessarily indicative of results to be expected for the year to end December 31, 2014 because of the seasonal nature of the Company’s operations. Historically, the third quarter has been the Company’s largest sales quarter due to Halloween sales.

The results of the Company’s two 50% owned Spanish companies are consolidated and a noncontrolling interest has been recorded. (See Note 10.)

Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-11, which requires presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  ASU 2013-11 provides explicit guidance on presentation in financial statements.  The adoption of this guidance did not have a significant impact on the condensed consolidated financial statements.

In March 2013, the FASB issued ASU 2013-05, which permits an entity to release cumulative translation adjustments into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided, or, if a controlling financial interest is no longer held. The adoption of this guidance did not have a significant impact on the condensed consolidated financial statements.

In April 2014, the FASB issued updated guidance on the reporting and disclosures of discontinued operations. The new guidance requires that the disposal of a component of an entity be reported as discontinued operations only if the action represents a strategic shift that will have a major effect on an entity’s operations and financial results, and would require expanded disclosures. This guidance will be effective beginning in the first quarter 2015. We do not expect the adoption of this guidance to have a significant impact on the condensed consolidated financial statements.

Note 2 — Average Shares Outstanding

The average number of shares outstanding for year to date ended March 29, 2014 reflect stock purchases of 257 shares for $7,864 and a 3% stock dividend distributed on April 4, 2014. The average number of shares outstanding for year to date ended March 30, 2013 reflect stock purchases of 163 shares for $4,641 and a 3% stock dividend distributed on April 5, 2013.

Note 3 — Income Taxes

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company remains subject to examination by U.S. federal and state and foreign tax authorities for the years 2010 through 2013. With few exceptions, the Company is no longer subject to examination by tax authorities for the year 2009 and prior. The consolidated effective tax rates were 43.9% and 32.8% in first quarter 2014 and 2013, respectively. The higher effective income tax rate in first quarter 2014 reflects a reversal of deferred tax assets of $2,350 as discussed in Note 10 relating to the step acquisition of the Spanish companies.

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

As of March 29, 2014, December 31, 2013 and March 30, 2013, the Company held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis. These included derivative hedging instruments related to the purchase of certain raw materials and foreign currencies, investments in trading securities and available for sale securities. The Company’s available for sale and trading securities principally consist of municipal bonds and mutual funds that are publicly traded.

The following table presents information about the Company’s financial assets and liabilities measured at fair value as of March 29, 2014, December 31, 2013 and March 30, 2013, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Estimated Fair Value March 29, 2014
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$51,179	$51,179	$—	$—
Available for sale securities	138,225	—	138,225	—
Foreign currency forward contracts	(1,613)	—	(1,613)	—
Commodity futures contracts	388	388	—	—
Trading securities	63,412	63,412	—	—
Total assets measured at fair value	$251,591	$114,979	$136,612	$—

	Estimated Fair Value December 31, 2013
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$88,283	$88,283	$—	$—
Available for sale securities	118,647	—	118,647	—
Foreign currency forward contracts	(684)	—	(684)	—
Commodity futures contracts, net	(130)	(130)	—	—
Trading securities	63,215	63,215	—	—
Total assets measured at fair value	$269,331	$151,368	$117,963	$—

	Estimated Fair Value March 30, 2013
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$50,887	$50,887	$—	$—
Auction rate security	8,808	—	—	8,808
Available for sale securities excluding the auction rate security	116,771	—	116,771	—
Foreign currency forward contracts	(247)	—	(247)	—
Commodity futures contracts	(449)	(449)	—	—
Trading securities	54,377	54,377	—	—
Total assets measured at fair value	$230,147	$104,815	$116,524	$8,808

During the fourth quarter 2013, the Company sold its investment in Jefferson County Alabama Sewer Revenue Refunding Warrants for $10,840. This was an auction rate security (ARS) originally purchased for $13,550 in 2008 with an insurance-backed AAA rating. The Company recorded an other-than-temporary pre-tax impairment of $5,140 in 2008 on this ARS investment which resulted in a carrying value of $8,410 at that time. Since recording the initial impairment in 2008, the Company carried this ARS investment at its estimated fair value utilizing a valuation model with Level 3 inputs, as defined by guidance, and resulting changes in the market value since the original impairment charge in 2008 were recorded as changes to accumulated other comprehensive income (loss) each year. The fair value of this instrument at March 30, 2013 was $8,808, with an unrealized loss in other comprehensive earnings of $677 recorded during the first quarter 2013.

The fair value of the Company’s industrial revenue development bonds at March 29, 2014, December 31, 2013 and March 30, 2013 were valued using Level 2 inputs which approximates the carrying value of $7,500 for both periods. Interest rates on these bonds are reset weekly based on current market conditions.

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

The following table summarizes the Company’s outstanding derivative contracts and their effects on its Condensed Consolidated Statements of Financial Position at March 29, 2014, December 31, 2013 and March 30, 2013:

	March 29, 2014
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$44,665	$—	$(1,613)
Commodity futures contracts	5,154	382	—
Total derivatives designated as hedging instruments		382	(1,613)
Derivatives not designated as hedging instruments:
Commodity futures contracts	195	6	—
Total derivatives not designated as hedging instruments		6	—
Total derivatives		$388	$(1,613)

	December 31, 2013
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$34,244	$—	$(684)
Commodity futures contracts	5,601	41	(191)
Total derivatives designated as hedging instruments		41	(875)
Derivatives not designated as hedging instruments:
Commodity futures contracts	321	20	—
Total derivatives not designated as hedging instruments		20	—
Total derivatives		$61	$(875)

	March 30, 2013
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$14,449	$—	$(247)
Commodity futures contracts	6,454	4	(507)
Total derivatives designated as hedging instruments		4	(754)
Derivatives not designated as hedging instruments:
Commodity futures contracts	481	54	—
Total derivatives not designated as hedging instruments		54	—
Total derivatives		$58	$(754)

The effects of derivative instruments on the Company’s Condensed Consolidated Statement of Earnings and Retained Earnings, and the Condensed Consolidated Statement of Comprehensive Earnings for periods ended March 29, 2014 and March 30, 2013 are as follows:

	For Quarter Ended March 29, 2014
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain(Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$(1,191)	$(262)	$—
Commodity futures contracts	358	(175)	—
Commodity option contracts	—	—	—

Total	$(833)	$(437)	$—

	For Quarter Ended March 30, 2013
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$(282)	$(35)	$—
Commodity futures contracts	(648)	(320)	—

Total	$(930)	$(355)	$—

During the quarters ended March 29, 2014 and March 30, 2013, the Company recognized earnings (loss) of $(6) and $(8), respectively, related to mark-to-market accounting for certain commodity option and future contracts.

Note 6 — Pension Plans

During 2012 and 2013, the Company received notices from the Bakery and Confectionery Union and Industry International (BC&T) Pension Fund (Plan), a multi-employer defined benefit pension plan for certain Company union employees. The notices indicate that the Plan’s actuary has certified that the Plan is in critical status, the “Red Zone”, as defined by the Pension Protection Act (PPA), and that a plan of rehabilitation was adopted by the Trustees of the Plan (Trustees) in fourth quarter 2012.  The Rehabilitation Plan adopted requires that employer contributions include 5% compounded annual surcharges each year for an unspecified period of time beginning January 2013 (in addition to the 5% interim surcharge initiated in June 2012) as well as certain plan benefit reductions.  The Company was advised by the Plan that if the Company had withdrawn from the Plan during 2012 its estimated withdrawal liability would have been $37,200. The Company does not have any updated information as to its withdrawal liability.  Should the Company actually withdraw from the Plan at a future date, a withdrawal liability, which could be higher than $37,200, would be payable to the Plan.  The Company’s existing labor contract with its BC&T local union commits the Company’s participation in this Plan through third quarter 2017. Pension expense, including surcharges as discussed above, for the BC&T Plan for first quarter 2014 and 2013 was $579 and $459, respectively. The Company is currently unable to determine the ultimate outcome of the above discussed matter and therefore, is unable to determine the effects on its consolidated financial statements, but, the ultimate outcome could be material to its consolidated results of operations in one or more future periods. See also the Company’s consolidated financial statements and related notes and Management and Discussion and Analysis included in the Company’s 2013 Form 10-K and annual report.

Note 7 — Accumulated Other Comprehensive Earnings (Loss)

Accumulated Other Comprehensive Earnings (Loss), net of tax, consists of the following components:

	Foreign Currency Translation (a)	Investments (b)	Foreign Currency Derivatives (c)	Commodity Derivatives (d)		Postretirement and Pension Benefits (e)	Accumulated Other Comprehensive Earnings (Loss)
Balance at December 31, 2013	$(13,527)	$54	$(436)	$(96)		$9,367	$(4,638)
Other comprehensive earnings (loss) before reclassifications	(837)	(138)	(760)	229		—	(1,506)
Reclassifications from accumulated other comprehensive loss	—	—	167 (f)	112	(g)	(288)	(9)
Net Q1 other comprehensive earnings (loss) net of tax	(837)	(138)	(593)	341		(288)	(1,515)
Balance at March 29, 2014	(14,364)	(84)	(1,029)	245		9,079	(6,153)

(a)         Included a tax benefit of $481 as of March 29, 2014.

(b)         Included a tax benefit of $78 as of March 29, 2014.

(c)          Included a tax benefit of $336 as of March 29, 2014.

(d)         Included a tax expense of $ 192 as of March 29, 2014.

(e)          Included a tax benefit of $163 as of March 29, 2014.

(f)           Foreign currency derivatives are reclassified to other income, net.

(g)         Commodity derivatives are reclassified to cost of goods sold.

	Foreign Currency Translation (a)	Investments (b)	Foreign Currency Derivatives (c)	Commodity Derivatives (d)	Postretirement and Pension Benefits (e)	Accumulated Other Comprehensive Earnings (Loss)
Balance at December 31, 2012	$(13,406)	$908	$—	$(111)	$(3,838)	$(16,447)
Other comprehensive earnings (loss) before reclassifications	1,141	(491)	(180)	(413)	—	57
Reclassifications from accumulated other comprehensive loss	—	—	22 (f)	204 (g)	—	226
Net Q1 other comprehensive earnings (loss) net of tax	1,141	(491)	(158)	(209)	—	283
Balance at March 30, 2013	(12,265)	417	(158)	(320)	(3,838)	(16,164)

(a)         Included a tax benefit of $19 as of March 30, 2013.

(b)         Included a tax benefit of $279 as of March 30, 2013.

(c)          Included a tax benefit of $89 as of March 30, 2013.

(d)         Included a tax benefit of $119 as of March 30, 2013.

(e)          Included a tax expense of $0 as of March 30, 2013.

(f)           Foreign currency derivatives are reclassified to other income, net.

(g)         Commodity derivatives are reclassified to cost of goods sold.

Note 8 — Restricted Cash

Restricted cash comprises certain cash deposits of the Company’s 50% owned Spanish companies (see Note 10) with international banks that are pledged as collateral for letters of credit and bank borrowings.

Note 9 — Bank Loans

Long term bank loans comprise borrowings by the Company’s 50% owned Spanish companies (see Note 10) which are held in international banks. The average weighted interest rate in first quarter 2014 was of 3.2% and maturity dates range from 1 to 4 years.  Short term bank loans also relate to the Company’s 50% owned Spanish companies.

Note 10 - Step Acquisition

During first quarter 2014, the Company gained operating control of its two 50% owned Spanish companies when Company employee representatives assumed all positions on their boards of directors. This was considered a step acquisition, whereby the Company remeasured the previously held investment to fair value.  As a result, the Company’s first quarter 2014 net earnings include a net loss of $529, including an income tax provision of $2,350 relating to deferred income taxes. In addition, the accompanying consolidated financial statements for first quarter 2014 include the Spanish companies’ results for this period, including net sales of $2,615, net loss from operations of $449, and a credit for the net loss attributable to the 50% noncontrolling interests of $224.

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

During first quarter 2014, the Company gained operating control of its two 50% owned Spanish companies when Company employee representatives assumed all positions on their boards of directors. This was considered a step acquisition, whereby the Company remeasured the previously held investment to fair value. As a result, the Company’s first quarter 2014 net earnings include a net loss of $529, including an additional income tax provision of $2,350 relating to deferred income taxes. The accompanying consolidated financial statements for first quarter 2014 include the Spanish companies’ results for this period, including net sales of $2,615, net loss from operations of $449, and a credit for the net loss attributable to the 50% non-controlling interests of $224.

Net product sales were $106,812 in first quarter 2014 compared to $110,279 in first quarter 2013, a decrease of $3,467 or 3.1%. The timing of shipments and trade promotions in the comparative quarterly periods, including the effects of a later Easter in 2014, contributed to the sales decline in first quarter 2014 when compared to first quarter 2013.

Product cost of goods sold were $66,865 in first quarter 2014 compared to $72,169 in first quarter 2013. Product cost of goods sold includes $68 and $696 of certain deferred compensation expenses in first quarter 2014 and 2013, respectively. These deferred compensation expenses principally result from the increase in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Adjusting for the aforementioned, product cost of goods sold decreased from $71,473 in first quarter 2013 to $66,797 in first quarter 2014, a decrease of $4,676 or 6.5%. As a percentage of net product sales, adjusted product cost of goods sold was 62.5% and 64.8% in first quarter 2014 and 2013, respectively, a decrease of 2.3% as a percent of net product sales. This change reflects more favorable ingredient costs as well as plant efficiencies driven by capital investments and ongoing cost containment programs. The Company is continuing to make progress on restoring its margins to their historical levels before the increases in commodity and other input costs in past years.

Selling, marketing and administrative expenses were $25,631 in first quarter 2014 compared to $27,967 in first quarter 2013. Selling, marketing and administrative expenses includes $210 and $2,357 of certain deferred compensation expenses in first quarter 2014 and 2013, respectively. As discussed above, these expenses principally result from changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Adjusting for the aforementioned, selling, marketing and administrative expenses decreased from $25,610 in first quarter 2013 to $25,421 in first quarter 2014, a decrease of $189 or 0.7%. As a percentage of net product sales, adjusted selling, marketing and administrative expenses increased slightly from 23.2% in first quarter 2013 to 23.8% in first quarter 2014, an increase of 0.6% as a percent of net product sales. Selling, marketing and administrative expenses include $10,196 and $10,124 for freight, delivery and warehousing expenses in first quarter 2014 and 2013, respectively. These expenses were 9.5% and 9.2% of net product sales in first quarter 2014 and 2013, respectively, and contributed to the increase in selling, marketing and administrative expenses in first quarter 2014.

Earnings from operations were $15,028 in first quarter 2014 compared to $10,900 in first quarter 2013. Earnings from operations include $278 and $3,053 of certain deferred compensation expenses in first quarter 2014 and 2013, respectively. As discussed above, these deferred compensation expenses relate to changes in deferred compensation liabilities resulting from corresponding changes in the market value of trading securities and related investment income that hedge these liabilities. Adjusting for the aforementioned, operating earnings were $15,306 and $13,953 in first quarter 2014 and 2013, respectively, an increase of $1,353 or 9.7%. As a percentage of net product sales, these adjusted operating earnings were 14.3% and 12.7% in first quarter 2014 and 2013, respectively, a favorable increase of 1.6% as a percentage of net product sales. The above discussed increases in operating earnings principally reflect the improved gross profit margins as discussed above. Management believes the presentation in this and the preceding paragraphs relating to amounts adjusted for deferred compensation expense are more reflective of the underlying operations of the Company.

Other income, net, was $1,666 in first quarter 2014 compared to $2,591 in first quarter 2013, an unfavorable decrease of $925. Other income, net for first quarter 2014 and 2013 includes aggregate net gains and investment income of $278 and $3,053, respectively, on trading securities. These increases in trading securities were substantially offset by a like amount of deferred compensation expense included in product cost of goods sold and selling, marketing, and administrative expenses in the respective periods as discussed above. Other income, net includes losses on foreign exchange of $1,001 and $604 in first quarter 2014 and 2013, respectively. In addition, first quarter 2014 other income, net includes a pre-tax gain of approximately $1,800 resulting from the step acquisition, as defined by guidance, of the two Spanish companies discussed above.

The consolidated effective tax rates were 43.9% and 32.8% in first quarter 2014 and 2013, respectively. The higher effective income tax rate in first quarter 2014 reflects a reversal of deferred tax assets of $2,350 relating to the step acquisition of the Spanish companies discussed above.

Net earnings attributable to Tootsie Roll Industries, Inc. were $9,581 (after $224 of loss attributed to non-controlling interest) in first quarter 2014 compared to $9,069 in first quarter 2013; and earnings per share were $0.16 and $0.15 in first quarter 2014 and 2013, respectively, an increase of $0.01 per share or 6.7%. Earnings per share attributable to Tootsie Roll Industries, Inc. for first quarter 2014 did benefit from the reduction in average shares outstanding resulting from common stock purchases in the open market by the Company. Average shares outstanding decreased from 61,667 in first quarter 2013 to 60,814 in first quarter 2014.

Goodwill and intangibles are assessed annually as of December 31 or whenever events or circumstances indicate that the carrying values may not be recoverable from future cash flows. The Company has not identified any triggering events, as defined, or other adverse information that would indicate a material impairment of its goodwill or intangibles in first quarter 2014.

During 2012 and 2013, the Company received notices from the Bakery and Confectionery Union and Industry International (BC&T) Pension Fund (Plan), a multi-employer defined benefit pension plan for certain Company union employees. The notices indicate that the Plan’s actuary has certified that the Plan is in critical status, the “Red Zone”, as defined by the Pension Protection Act (PPA), and that a plan of rehabilitation was adopted by the Trustees of the Plan (Trustees) in fourth quarter 2012.  The Rehabilitation Plan adopted requires that employer contributions include 5% compounded annual surcharges each year for an unspecified period of time beginning January 2013 (in addition to the 5% interim surcharge initiated in June 2012) as well as certain plan benefit reductions.  The Company was advised by the Plan that if the Company had withdrawn from the Plan during 2012 its estimated withdrawal liability would have been $37,200. The Company does not have any updated information as to its withdrawal liability.  Should the Company actually withdraw from the Plan at a future date, a withdrawal liability, which could be higher than $37,200, would be payable to the Plan.  The Company’s existing labor contract with its BC&T local union commits the Company’s participation in this Plan through third quarter 2017. Pension expense, including surcharges as discussed above, for the BC&T Plan for first quarter 2014 and 2013 was $579 and $459, respectively. The Company is currently unable to determine the ultimate outcome of the above discussed matter and therefore, is unable to determine the effects on its consolidated financial statements, but, the ultimate outcome could be material to its consolidated results of operations in one or more future periods. See also the Company’s consolidated financial statements and related notes and Management and Discussion and Analysis included in the Company’s 2013 Form 10-K and annual report.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows provided by operating activities were $2,633 and $33,431 in first quarter 2014 and 2013, respectively. The $30,798 decrease in cash flows from operating activities from first quarter 2013 to first quarter 2014 principally reflects higher accounts receivable as of the end of first quarter 2014 and changes in income taxes payable and deferred during the respective quarterly periods. In addition, first quarter 2013 operating cash flows benefited from changes in prepaid expenses and other assets which affect the comparative net cash flows from operating activities for the quarterly periods.

Net cash used in investing activities was $22,342 in first quarter 2014 compared to $37,112 in first quarter 2013. Cash flows from investing activities reflect $25,034 and $47,335 relating to the purchase of available for sale securities during first quarter 2014 and 2013, respectively. First quarter 2014 and 2013 also includes capital expenditures of $2,138 and $2,241, respectively. Capital expenditures for the 2014 year are anticipated to be generally in line with historical annualized spending, and are to be funded from the Company’s cash flow from operations and internal sources.

The Company’s consolidated financial statements include bank borrowings of $1,237 as of the end of first quarter 2014, all of which relates to its two 50% owned Spanish companies. The Company had no outstanding bank borrowings as of the end of first quarter 2013.

Financing activities include Company common stock purchases and retirements of $7,864 and $4,641 in first quarter 2014 and 2013, respectively. Cash dividends of $9,458 and $4,653 were paid in first quarter 2014 and 2013, respectively. Fourth quarter 2012 included an accelerated payment (from first quarter 2013) of the regular quarterly dividend of $4,656 ($0.08 per share) which has historically been paid during the first week in January. This was in response to the uncertainty surrounding the future federal tax treatment of dividends at that time after giving consideration to the Company’s cash and investment position.

The Company’s current ratio (current assets divided by current liabilities) was 3.5 to 1 as of the end of first quarter 2014 as compared to 4.0 to 1 as of the end of fourth quarter 2013 and 3.3 to 1 as of the end of first quarter 2013. Net working capital was $163,305 as of the end of first quarter 2014 as compared to $179,990 and $140,488 as of the end of fourth and first quarter 2013, respectively.

The aforementioned net working capital amounts are principally reflected in aggregate cash and cash equivalents and short-term investments which totaled $88,951 as of the end of first quarter 2014 compared to $121,855 and $73,243 as of the end of fourth and first quarters 2013, respectively. In addition, long term investments, principally debt securities comprising municipal bonds and trading securities, were $163,865 as of the end of first quarter 2014, as compared to $148,532 and $159,394 as of the end of fourth and first quarters 2013, respectively. Aggregate cash and cash equivalents and short and long-term investments were $252,816, $270,387, and $232,637, as of the end of first quarter 2014, and as of the end of fourth and first quarters 2013, respectively. The aforementioned includes $63,412, $63,215, and $54,377 as of the end of the first quarter 2014, and fourth and first quarters 2013, respectively, relating to trading securities which are used as an economic hedge for the Company’s deferred compensation liabilities. Investments in municipal bonds and other debt securities that matured during first quarter 2014 and 2013 were generally used to purchase the Company’s common stock or were replaced with debt securities of similar maturities.

During 2013, the Company contributed $15,000 to a VEBA trust, managed and controlled by the Company, to fund the estimated future costs of certain employee health, welfare and other benefits. The Company is using these funds, as well as investment income in this VEBA trust, to pay the actual cost of such benefits beginning in fourth quarter 2013. As of the end of the first quarter 2014, the VEBA trust holds $13,082 of aggregate cash, cash equivalents and investments. This asset is included in prepaid expenses in current and long-term assets on the Company’s condensed consolidated statement of financial position.

As discussed above, Company management gained operating control of its two 50% owned Spanish companies, which had operating losses for each of the years 2008 through 2013 and for first quarter 2014. Company management has restructured the Spanish operations and management believes that they should be at or near break-even cash flow for the balance of 2014 as a result of this restructuring. The Company intends to invest approximately $750 in the Spanish companies during second quarter 2014, which will likely result in increasing the Company’s ownership to a level significantly higher than its current 50% ownership. Management believes that the business and economic challenges in Spain are likely to continue, and therefore, could result in additional losses in the future.

ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-11, which requires presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  ASU 2013-11 provides explicit guidance on presentation in financial statements. The adoption of this guidance did not have a significant impact on the condensed consolidated financial statements.

In March 2013, the FASB issued ASU 2013-05, which permits an entity to release cumulative translation adjustments into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided, or, if a controlling financial interest is no longer held. The adoption of this guidance did not have a significant impact on the condensed consolidated financial statements.

RISK FACTORS

The Company’s operations and financial results are subject to a number of risks and uncertainties that could adversely affect the Company’s operating results and financial condition. Significant risk factors, without limitation, that could impact the Company, are the following: (i) significant competitive activity, including advertising, promotional and price competition, and changes in consumer demand for the Company’s products; (ii) fluctuations in the cost and availability of commodities and ingredients, including the effects adverse weather and climate change, and the ability to recover cost increases through product sales price increases; (iii) inherent risks in the marketplace, including uncertainties about trade and consumer acceptance of product pricing changes and seasonal events such as Halloween; (iv) the effect of acquisitions on the Company’s results of operations and financial condition; (v) the effect of changes in foreign currencies on the Company’s foreign subsidiaries operating results, and the effect of the fluctuation of the Canadian dollar on products manufactured in Canada and marketed and sold in the United States in U.S. dollars; (vi) the Company’s reliance on third party vendors for various goods and services, including commodities used for ingredients that are primarily grown or sourced from foreign locations; (vii) the Company’s ability to successfully implement new production processes and manufacturing automation, and new computer software systems; (viii) the effect of changes in assumptions, including discount rates, sales growth and profit margins, which could affect the Company’s impairment testing and analysis of its goodwill and trademarks; (ix) changes in the confectionery marketplace including actions taken by major retailers and customers; (x) customer, consumer and competitor response to marketing programs and price and product weight adjustments, and new products; (xi) dependence on significant customers, including the volume and timing of their purchases, availability of shelf space, and competitive products; (xii) increases in energy costs, including freight and delivery, that cannot be passed along to customers through increased price realization due to competitive reasons; (xiii) any significant labor stoppages, strikes or production interruptions; (xiv) changes in governmental laws or regulations that affect ingredients used in products, or taxes, tariffs or other government restrictions on products sold; (xv) the adverse effects should the Company either voluntarily or involuntarily recall its product(s) from the marketplace; (xvi) the risk that the market value of Company’s investments could decline including being classified as “other-than-temporary” as defined; (xvii) the Company’s dependence on its enterprise resource planning computer system to manage its supply chain and customer deliveries, and the risk that the Company’s information technology systems fail to perform adequately or the Company is unable to protect such information technology systems against data corruption, cyber-based attacks or network security breaches; (xviii)  the potential adverse effects on the Company as to changes to improve the funding status of the Bakery and Confectionery Union and Industry Pension Plan, a multi-employer plan which covers certain Company union employees; (xix) restructuring efforts with respect to the Company’s Spanish operations are not fully successful; (xx) and the potential effects of current and future macroeconomic conditions and geopolitical events.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to various market risks, including fluctuations in sugar, corn syrup, edible oils, including soybean and palm oils, cocoa, dextrose, milk and whey, and gum-base input ingredients and packaging and fuel costs principally relating to freight and delivery fuel surcharges. The Company is exposed to exchange rate fluctuations in the Canadian dollar which is the currency used for a portion of the raw material and packaging material costs and operating expenses at its Canadian plants.  The Company invests in securities with maturities dates of up to three years, the majority of which are held to maturity, which limits the Company’s exposure to interest rate fluctuations. There has been no material change in the Company’s market risks that would significantly affect the disclosures made in the Form 10-K for the year ended December 31, 2013.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, the Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 29, 2014 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 29, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

TOOTSIE ROLL INDUSTRIES, INC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the Company’s purchases of its common stock during the quarter ended March 29, 2014:

				Approximate Dollar
	(a) Total		Shares	Value of Shares that
	Number of	(b) Average	Purchased as Part of	May Yet Be Purchased
	Shares	Price Paid per	Publicly Announced Plans	Under the Plans
Period	Purchased	Share	Or Programs	or Programs

Jan 1 to Jan 25	82,399	$32.12	Not Applicable	Not Applicable

Jan 26 to Feb 22	144,621	29.89	Not Applicable	Not Applicable

Feb 23 to Mar 29	30,000	29.51	Not Applicable	Not Applicable

Total	257,020	$30.56	Not Applicable	Not Applicable

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

TOOTSIE ROLL INDUSTRIES, INC.

Date:	May 7, 2014	BY:	/S/MELVIN J. GORDON
Melvin J. Gordon
Chairman and Chief
Executive Officer

Date:	May 7, 2014	BY:	/S/G. HOWARD EMBER, JR.
G. Howard Ember, Jr.
Vice President Finance and
Chief Financial Officer