Form 10-Q
period 2014-06-28
TOOTSIE ROLL INDUSTRIES INC
filed 2014-08-05
CIK 98677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2014

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (June 28, 2014).

Class	Outstanding

Common Stock, $.69 4/9 par value	37,777,410
Class B Common Stock, $.69 4/9 par value	22,909,591

TOOTSIE ROLL INDUSTRIES, INC.

June 28, 2014

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  See “Forward-Looking Statements” under Part I — Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands)  (UNAUDITED)

	June 28, 2014	December 31, 2013	June 29, 2013

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$57,091	$88,283	$31,946
Investments	38,995	33,572	24,868
Trade accounts receivable, less allowances of $1,806, $2,042 & $1,907	25,698	40,721	24,888
Other receivables	2,240	4,616	5,292
Inventories:
Finished goods & work-in-process	73,747	37,012	69,715
Raw material & supplies	29,651	24,844	29,841
Prepaid expenses	7,200	5,581	2,221
Deferred income taxes	3,186	5,482	4,935

Total current assets	237,808	240,111	193,706

PROPERTY, PLANT & EQUIPMENT, at cost:

Land	22,536	21,683	21,685
Buildings	111,418	111,044	108,387
Machinery & equipment	341,672	340,405	329,861
Construction in progress	9,148	3,403	8,392
	484,774	476,535	468,325
Less-accumulated depreciation	289,248	279,619	270,827
Net property, plant and equipment	195,526	196,916	197,498

OTHER ASSETS:

Goodwill	73,237	73,237	73,237
Trademarks	175,024	175,024	175,024
Investments	162,275	148,532	170,373
Split dollar officer life insurance	40,296	40,296	41,394
Prepaid expenses	8,753	10,260	—
Restricted cash	1,791	—	—
Deferred income taxes	4,030	4,033	5,926
Total other assets	465,406	451,382	465,954

Total assets	$898,740	$888,409	$857,158

(The accompanying notes are an integral part of these statements.)

(in thousands except per share data) (UNAUDITED)

	June 28, 2014	December 31, 2013	June 29, 2013

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$14,040	$9,153	$11,630
Bank loans	151	—	—
Dividends payable	4,856	4,742	4,773
Accrued liabilities	44,598	45,580	45,773
Postretirement health care and life insurance benefits	111	319	555
Income taxes payable	-	327	249
Total current liabilities	63,756	60,121	62,980

NONCURRENT LIABILITIES:

Deferred income taxes	54,503	54,939	42,862
Bank loans	930	—	—
Postretirement health care and life insurance benefits	9,338	8,857	28,188
Industrial development bonds	7,500	7,500	7,500
Liability for uncertain tax positions	9,977	7,167	8,261
Deferred compensation and other liabilities	74,028	69,520	60,941
Total noncurrent liabilities	156,276	147,983	147,752

TOOTSIE ROLL INDUSTRIES, INC. SHAREHOLDERS’ EQUITY:

Common stock, $.69-4/9 par value- 120,000 shares authorized; 37,777, 37,011 & 37,401, respectively, issued	26,234	25,702	25,973
Class B common stock, $.69-4/9 par value- 40,000 shares authorized; 22,910, 22,256 & 22,261, respectively, issued	15,909	15,455	15,459
Capital in excess of par value	613,467	572,669	584,969
Retained earnings	29,870	73,109	39,199
Accumulated other comprehensive loss	(5,252)	(4,638)	(17,182)
Treasury stock (at cost)- 78, 76 & 76 shares, respectively	(1,992)	(1,992)	(1,992)
Total Tootsie Roll Industries, Inc. shareholders’ equity	678,236	680,305	646,426
Noncontrolling interests	472	—	—
Total equity	678,708	680,305	646,426
Total liabilities and shareholders’ equity	$898,740	$888,409	$857,158

 (The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

EARNINGS AND RETAINED EARNINGS

(in thousands except per share amounts)    (UNAUDITED)

	Quarter Ended		Year to Date Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Net product sales	$104,061	$101,988	$210,873	$212,267
Rental and royalty revenue	869	898	1,839	1,905

Total revenue	104,930	102,886	212,712	214,172

Product cost of goods sold	66,182	66,972	133,047	139,141
Rental and royalty cost	223	225	481	475

Total costs	66,405	67,197	133,528	139,616

Product gross margin	37,879	35,016	77,826	73,126
Rental and royalty gross margin	646	673	1,358	1,430

Total gross margin	38,525	35,689	79,184	74,556

Selling, marketing and administrative expenses	28,296	26,487	53,927	54,454

Earnings from operations	10,229	9,202	25,257	20,102

Other income, net	3,033	1,705	4,699	4,296

Earnings before income taxes	13,262	10,907	29,956	24,398
Provision for income taxes	4,305	2,538	11,642	6,960
Net earnings	8,957	8,369	18,314	17,438
Less: Net loss attributable to noncontrolling interests	69	-	293	-
Net earnings attributable to Tootsie Roll Industries, Inc.	9,026	8,369	18,607	17,438

Net earnings attributable to Tootsie Roll Industries, Inc. per share	$0.15	$0.14	$0.31	$0.28
Dividends per share *	$0.08	$0.08	$0.16	$0.16

Average number of shares outstanding	60,659	61,431	60,742	61,550

Retained earnings at beginning of period	$25,694	$35,598	$73,109	$80,210
Net earnings attributable to Tootsie Roll Industries, Inc.	9,026	8,369	18,607	17,438
Cash dividends	(4,850)	(4,768)	(9,565)	(9,421)
Stock dividends	-	-	(52,281)	(49,028)

Retained earnings at end of period	$29,870	$39,199	$29,870	$39,199

*Does not include 3% stock dividend to shareholders of record on 4/4/14 and 4/5/13.

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS

(in thousands except per share amounts) (UNAUDITED)

	Quarter Ended		Year to Date Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Net earnings	$8,957	$8,369	$18,314	$17,438

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	138	(1,223)	(1,180)	(101)

Pension and post-retirement reclassification adjustments:
Unrealized gains (losses) for the period on postretirement and pension benefits	-	-	-	-
Less: reclassification adjustment for (gains) losses to net income	(451)	-	(902)	-
Unrealized gains (losses) on postretirement and pension benefits	(451)	-	(902)	-

Investments:
Unrealized gains (losses) for the period on investments	185	589	(31)	(181)
Less: reclassification adjustment for (gains) losses to net income	-	-	-	-
Unrealized gains (losses) on investments	185	589	(31)	(181)

Derivatives:
Unrealized gains (losses) for the period on derivatives	1,388	(802)	555	(1,732)
Less: reclassification adjustment for (gains) losses to net income	73	546	510	901
Unrealized gains (losses) on derivatives	1,461	(256)	1,065	(831)

Total other comprehensive income (loss), before tax	1,333	(890)	(1,048)	(1,113)
Income tax benefit (expense) related to items of other comprehensive income	(432)	(128)	434	378
Total comprehensive earnings	9,858	7,351	17,700	16,703
Comprehensive earnings attributable to noncontrolling interests	69	-	293	-

Total comprehensive earnings attributable to Tootsie Roll Industries, Inc.	$9,927	$7,351	$17,993	$16,703

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)   (UNAUDITED)

	Year to Date Ended
	June 28, 2014	June 29, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings	$18,314	$17,438
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	10,189	9,783
Loss on step acquisition	529	-
Loss from equity method investment	-	477
Amortization of marketable security premiums	1,689	1,468
Changes in operating assets and liabilities:
Accounts receivable	16,520	17,207
Other receivables	3,710	(594)
Inventories	(39,770)	(37,188)
Prepaid expenses and other assets	1,063	27,442
Accounts payable and accrued liabilities	348	3,317
Income taxes payable and deferred	(1,119)	(5,159)
Postretirement health care and life insurance benefits	(421)	1,362
Deferred compensation and other liabilities	1,764	1,620
Other	101	(80)

Net cash from operating activities	12,917	37,093

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash acquired in step acquisition	161	-
Restricted cash	193	-
Capital expenditures	(5,895)	(5,960)
Net sales (purchases) of trading securities	(2,627)	(2,269)
Purchase of available for sale securities	(27,331)	(63,992)
Sale and maturity of available for sale securities	11,566	18,530

Net cash used in investing activities	(23,933)	(53,691)

CASH FLOWS FROM FINANCING ACTIVITIES:

Shares purchased and retired	(10,381)	(10,568)
Dividends paid in cash	(9,567)	(4,750)
Repayment of bank loans	(228)	-

Net cash used in financing activities	(20,176)	(15,318)

Decrease in cash and cash equivalents	(31,192)	(31,916)
Cash and cash equivalents at beginning of year	88,283	63,862

Cash and cash equivalents at end of quarter	$57,091	$31,946

Supplemental cash flow information:
Income taxes paid, net	$10,496	$12,996
Interest paid	$31	$17
Stock dividend issued	$52,165	$48,925

 (The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 28, 2014

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

Results of operations for the period ended June 28, 2014 are not necessarily indicative of results to be expected for the year to end December 31, 2014 because of the seasonal nature of the Company’s operations. Historically, the third quarter has been the Company’s largest sales quarter due to Halloween sales.

The results of the Company’s two less than wholly owned Spanish companies are consolidated and a noncontrolling interest has been recorded.  (See Note 10.)

Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09 that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the new guidance to determine the impact it will have on the condensed consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, which includes amendments that change the requirements for  reporting discontinued operations. The new guidance requires that the disposal of a component of an entity be reported as discontinued operations only if the action represents a strategic shift that will have a major effect on an entity’s operations and financial results, and would require expanded disclosures. This guidance will be effective beginning in the first quarter 2015. We do not expect the adoption of this guidance to have a significant impact on the condensed consolidated financial statements.

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

Note 2 — Average Shares Outstanding

The average number of shares outstanding for year to date ended June 28, 2014 reflect stock purchases of 347 shares for $10,381 and a 3% stock dividend distributed on April 4, 2014. The average number of shares outstanding for year to date ended June 29, 2013 reflect stock purchases of 356 shares for $10,568 and a 3% stock dividend distributed on April 5, 2013.

Note 3 — Income Taxes

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company remains subject to examination by U.S. federal and state and foreign tax authorities for the years 2010 through 2013. With few exceptions, the Company is no longer subject to examination by tax authorities for the year 2009 and prior. The consolidated effective tax rates were 32.5% and 23.3% in second quarter 2014 and 2013, respectively, and 38.9% and 28.5% in first half 2014 and 2013, respectively. The higher effective income tax rate in first half 2014 reflects the reversal of deferred tax assets of $2,350 in first quarter 2014 relating to the step acquisition of the Spanish companies as discussed in Note 10. The more favorable effective income tax rates in prior year second quarter and first half 2013 reflects the benefits of a release of certain tax valuation allowances relating to prior capital losses as a result of capital gains realized on the sale of certain investments primarily in second quarter 2013.

Note 4 — Fair Value Measurements

Current accounting guidance defines fair value as the price that would be received on the sale of an asset, or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Guidance requires disclosure of the extent to which fair value is used to measure financial assets and liabilities, the inputs utilized in calculating valuation measurements, and the effect of the measurement of significant unobservable inputs on earnings, or changes in net assets, as of the measurement date. Guidance establishes a three-level valuation hierarchy based upon the transparency of inputs utilized in the measurement and valuation of financial assets or liabilities as of the measurement date. Level 1 inputs include quoted prices for identical instruments and are the most observable. Level 2 inputs include quoted prices for similar assets and observable inputs such as interest rates, foreign currency exchange rates, commodity rates and yield curves. Level 3 inputs are not observable in the market and include management’s own judgments about the assumptions market participants would use in pricing the asset or liability. The use of observable and unobservable inputs is reflected in the hierarchy assessment disclosed in the table below.

As of June 28, 2014, December 31, 2013 and June 29, 2013, the Company held certain financial assets that are required to be measured at fair value on a recurring basis. These included derivative hedging instruments related to the purchase of certain raw materials and foreign currencies, investments in trading securities and available for sale securities, including an auction rate security. The Company’s available for sale and trading securities principally consist of municipal bonds and mutual funds that are publicly traded.

The following table presents information about the Company’s financial assets and liabilities measured at fair value as of June 28, 2014, December 31, 2013 and June 29, 2013, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Estimated Fair Value June 28, 2014
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$57,091	$57,091	$-	$-
Available for sale securities	132,688	-	132,688	-
Foreign currency forward contracts	81	-	81	-
Commodity futures contracts	150	150	-	-
Trading securities	68,582	68,582	-	-
Total assets measured at fair value	$258,592	$125,823	$132,769	$-

	Estimated Fair Value December 31, 2013
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$88,283	$88,283	$-	$-
Available for sale securities	118,647	-	118,647	-
Foreign currency forward contracts	(684)	-	(684)	-
Commodity futures contracts, net	(130)	(130)	-	-
Trading securities	63,215	63,215	-	-
Total assets measured at fair value	$269,331	$151,368	$117,963	$-

	Estimated Fair Value June 29, 2013
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$31,946	$31,946	$—	$—
Auction rate security	10,162	—	—	10,162
Available for sale securities excluding the auction rate security	127,704	—	127,704	—
Foreign currency forward contracts	(759)	—	(759)	—
Commodity futures contracts	(223)	(223)	—	—
Trading securities	55,753	55,753	—	—
Total assets measured at fair value	$224,583	$87,476	$126,945	$10,162

During the fourth quarter 2013, the Company sold its investment in Jefferson County Alabama Sewer Revenue Refunding Warrants for $10,840. This was an auction rate security (ARS) originally purchased for $13,550 in 2008 with an insurance-backed AAA rating. The Company recorded an other-than-temporary pre-tax impairment of $5,140 in 2008 on this ARS investment which resulted in a carrying value of $8,410 at that time. Since recording the initial impairment in 2008, the Company carried this ARS investment at its estimated fair value utilizing a valuation model with Level 3 inputs, as defined by guidance, and resulting changes in the market value since the original impairment charge in 2008 were recorded as changes to accumulated other comprehensive income (loss) each year. The fair value of this instrument at June 29, 2013 was $10,162, with an unrealized loss in other comprehensive earnings of $677 recorded during the first half 2013.

The fair value of the Company’s industrial revenue development bonds at June 28, 2014, December 31, 2013 and June 29, 2013 were valued using Level 2 inputs which approximates the carrying value of $7,500 for both periods. Interest rates on these bonds are reset weekly based on current market conditions.

Note 5 — Derivative Instruments and Hedging Activities

From time to time, the Company uses derivative instruments, including foreign currency forward contracts, commodity futures contracts and commodity option contracts, to manage its exposures to foreign exchange and commodity prices. Commodity futures contracts and most commodity option contracts are intended and effective as hedges of market price risks associated with the anticipated purchase of certain raw materials (primarily sugar). Foreign currency forward contracts are intended and effective as hedges of the Company’s exposure to the variability of cash flows, primarily related to the foreign exchange rate changes of products manufactured in Canada and sold in the United States. The Company does not engage in trading or other speculative use of derivative instruments.

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

The following table summarizes the Company’s outstanding derivative contracts and their effects on its Condensed Consolidated Statements of Financial Position at June 28, 2014, December 31, 2013 and June 29, 2013:

	June 28, 2014
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$38,978	$534	$(453)
Commodity futures contracts	5,563	192	(42)
Total derivatives designated as hedging instruments		726	(495)
Derivatives not designated as hedging instruments:
Commodity futures contracts	-	-	-
Total derivatives not designated as hedging instruments		-	-
Total derivatives		$726	$(495)

	December 31, 2013
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$34,244	$-	$(684)
Commodity futures contracts	5,601	41	(191)
Total derivatives designated as hedging instruments		41	(875)
Derivatives not designated as hedging instruments:
Commodity futures contracts	321	20	-
Total derivatives not designated as hedging instruments		20	-
Total derivatives		$61	$(875)

	June 29, 2013
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$23,383	$-	$(759)
Commodity futures contracts	1,600	-	(246)
Total derivatives designated as hedging instruments		-	(1,005)
Derivatives not designated as hedging instruments:
Commodity futures contracts	1,272	25	(2)
Total derivatives not designated as hedging instruments		25	(2)
Total derivatives		$25	$(1,007)

The effects of derivative instruments on the Company’s Condensed Consolidated Statement of Earnings and Retained Earnings, and the Condensed Consolidated Statement of Comprehensive Earnings for periods ended June 28, 2014 and June 29, 2013 are as follows:

	For Quarter Ended June 28, 2014
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain(Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$1,505	$(189)	$-
Commodity futures contracts	(117)	116	-
Commodity option contracts	-	-	-

Total	$1,388	$(73)	$-

	For Quarter Ended June 29, 2013
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain(Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$(585)	$(73)	$-
Commodity futures contracts	(217)	(473)	-
Commodity option contracts	-	-	-

Total	$(802)	$(546)	$-

	For Year to Date Ended June 28, 2014
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain(Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$314	$(451)	$-
Commodity futures contracts	241	(59)	-
Commodity option contracts	-	-	-

Total	$555	$(510)	$-

	For Year to Date Ended June 29, 2013
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain(Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$(867)	$(108)	$-
Commodity futures contracts	(865)	(793)	-
Commodity option contracts	-	-	-

Total	$(1,732)	$(901)	$-

During the quarters and years to date ended June 28, 2014 and June 29, 2013, the Company recognized earnings (loss) of $(6) and $(31), and $(20) and $(39) respectively, related to mark-to-market accounting for certain commodity option and future contracts.

Note 6 — Pension Plans

During 2012 and 2013, the Company received notices from the Bakery and Confectionery Union and Industry International (BC&T) Pension Fund (Plan), a multi-employer defined benefit pension plan for certain Company union employees. The notices indicate that the Plan’s actuary has certified that the Plan is in critical status, the “Red Zone”, as defined by the Pension Protection Act (PPA), and that a plan of rehabilitation was adopted by the Trustees of the Plan in fourth quarter 2012. The rehabilitation plan adopted requires that employer contributions include 5% compounded annual surcharges each year for an unspecified period of time beginning January 2013 (in addition to the 5% interim surcharge initiated in June 2012) as well as certain plan benefit reductions. The Company was advised by the Plan that if the Company had withdrawn from the Plan during 2012 its estimated withdrawal liability would have been $37,200. The Company does not have any updated information as to its withdrawal liability. Should the Company actually withdraw from the Plan at a future date, a withdrawal liability, which could be higher than $37,200, would be payable to the Plan. The Company’s existing labor contract with its BC&T local union commits the Company’s participation in this Plan through third quarter 2017. Pension expense, including surcharges as discussed above, for the BC&T Plan for first half 2014 and 2013 was $1,354 and $1,208, respectively. The Company is currently unable to determine the ultimate outcome of the above discussed matter and therefore, is unable to determine the effects on its consolidated financial statements, but, the ultimate outcome could be material to its consolidated results of operations in one or more future periods. See also the Company’s consolidated financial statements and related notes and Management and Discussion and Analysis incorporated into the Company’s 2013 Form 10-K.

Note 7 — Accumulated Other Comprehensive Earnings (Loss)

Accumulated Other Comprehensive Earnings (Loss) consists of the following components:

						Accumulated
	Foreign		Foreign		Postretirement	Other
	Currency		Currency	Commodity	and Pension	Comprehensive
	Translation	Investments	Derivatives	Derivatives	Benefits	Earnings (Loss)
Balance at December 31, 2013	$(13,527)	$54	$(436)	$(96)	$9,367	$(4,638)

Other comprehensive earnings (loss) before reclassifications	(699)	(20)	200	155	-	(364)
Reclassifications from accumulated other comprehensive loss	-	-	288	38	(576)	(250)
Other comprehensive earnings (loss) before tax	(699)	(20)	488	193	(576)	(614)

Balance at June 28, 2014	$(14,226)	$34	$52	$97	$8,791	$(5,252)

						Accumulated
	Foreign		Foreign		Postretirement	Other
	Currency		Currency	Commodity	and Pension	Comprehensive
	Translation	Investments	Derivatives	Derivatives	Benefits	Earnings (Loss)
Balance at December 31, 2012	$(13,406)	$908	$-	$(111)	$(3,838)	$(16,447)

Other comprehensive earnings (loss) before reclassifications	(90)	(115)	(553)	(551)	-	(1,309)
Reclassifications from accumulated other comprehensive loss	-	-	69	505	-	574
Other comprehensive earnings (loss) before tax	(90)	(115)	(484)	(46)	-	(735)

Balance at June 29, 2013	$(13,496)	$793	$(484)	$(157)	$(3,838)	$(17,182)

The amounts reclassified from accumulated other comprehensive income (loss) consisted of the following:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)

Details about Accumulated Other	Quarter Ended		Year to Date Ended
Comprehensive Income Components	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013	Location of (Gain) Loss Recognized in Earnings

Foreign currency derivatives	$189	$73	$451	$108	Other income, net
Commodity derivatives	(116)	473	59	793	Product cost of goods sold
Postretirement and pension benefits	(230)	-	(460)	-	Selling, marketing and administrative expenses
Postretirement and pension benefits	(221)	-	(442)	-	Product cost of goods sold
Total before tax	(378)	546	(392)	901

Tax (expense) benefit	137	(198)	142	(326)

Net of tax	$(241)	$348	$(250)	$575

Note 8 — Restricted Cash

Restricted cash comprises certain cash deposits of the Company’s less than wholly owned Spanish companies (see Note 10) with international banks that are pledged as collateral for letters of credit and bank borrowings.

Note 9 — Bank Loans

Long term bank loans comprise borrowings by the Company’s less than wholly owned Spanish companies (see Note 10) which are held in international banks. The average weighted interest rate in second quarter 2014 was of 3.2% and maturity dates range from 1 to 4 years. Short term bank loans also relate to the Company’s less than wholly owned Spanish companies.

Note 10 — Step Acquisition

During first quarter 2014, the Company gained operating control of its two 50% owned Spanish companies when Company employee representatives assumed all positions on their boards of directors. This was considered a step acquisition, whereby the Company remeasured the previously held investment to fair value in first quarter 2014. As a result, the Company’s first quarter 2014 net earnings include a net loss of $529, including an income tax provision of $2,350 relating to deferred income taxes. The Company purchased newly issued capital stock of the Spanish companies for $736 which further increased the Company’s ownership and control to 75% at the end of second quarter 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This financial review discusses the Company’s financial condition, results of operations, liquidity and capital resources, new accounting pronouncements and other matters. Dollars are presented in thousands, except per share amounts. This review should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related footnotes and with the Company’s Condensed Consolidated Financial Statements and related notes and Management’s Discussion and Analysis included in the Company’s 2013 Form 10-K.

Net product sales were $104,061 in second quarter 2014 compared to $101,988 in second quarter 2013, an increase of $2,073 or 2.0%. First half 2014 net product sales were $210,873 compared to $212,267 in first half 2013, a decrease of $1,394 or 0.7%. Although many of our retail customers in the United States continue to experience challenges with sales and consumer spending, our second quarter 2014 sales in the United States moved slightly ahead of second quarter 2013. Second quarter and first half sales, however, were adversely affected by lower sales in both Mexico and Canada compared to the corresponding periods in 2013.

Product cost of goods sold were $66,182 in second quarter 2014 compared to $66,972 in second quarter 2013, and first half 2014 product cost of goods sold were $133,047 compared to $139,141 in first half 2013. Product cost of goods sold includes $564 and $241 of certain deferred compensation expenses in second quarter 2014 and 2013, respectively, and $632 and $937 of certain deferred compensation expenses in first half 2014 and 2013, respectively. These deferred compensation expenses principally result from the increase in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Adjusting for the aforementioned, product cost of goods sold decreased from $66,731 in second quarter 2013 to $65,618 in second quarter 2014, a decrease of $1,113 or 1.7%; and decreased from $138,204 in first half 2013 to $132,415 in first half 2014, a decrease of $5,789 or 4.2%. As a percentage of net product sales, adjusted product cost of goods sold was 63.1% and 65.4% in second quarter 2014 and 2013, respectively, a favorable decrease of 2.3%; and adjusted product cost of goods sold was 62.8% and 65.1% in first half 2014 and 2013, respectively, a favorable decrease of 2.3%. These favorable changes reflect lower ingredient costs as well as manufacturing plant efficiencies driven by capital investments and ongoing cost containment programs. Although overall comparative ingredient costs were more favorable in second quarter and first half 2014 compared to the corresponding periods in the prior year, certain key ingredient costs are higher this year. The Company is continuing to make progress on restoring its margins to their historical levels before the increases in commodity and other input costs in past years.

Selling, marketing and administrative expenses were $28,296 in second quarter 2014 compared to $26,487 in second quarter 2013, and first half 2014 selling, marketing and administrative expenses were $53,927 compared to $54,454 in first half 2013.  Selling, marketing and administrative expenses includes $1,899 and $811 of certain deferred compensation expenses  in second quarter 2014 and 2013, respectively, and $2,109 and $3,168 of certain deferred compensation expenses in first half 2014 and 2013, respectively. As discussed above, these expenses principally result from changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years, and are not reflective of current operating results. Adjusting for the aforementioned, selling, marketing and administrative expenses increased from $25,676 in second quarter 2013 to $26,397 in second quarter 2014, an increase of $721 or 2.8%; and selling, marketing and administrative expenses increased from $51,286 in first half 2013 to $51,818 in first half 2014, an increase of $532 or 1.0%. As a percentage of net product sales, adjusted selling, marketing and administrative expenses increased from 25.2% in second quarter 2013 to 25.4% in second quarter 2014, an unfavorable increase of 0.2% as a percent of net sales; and adjusted selling, marketing and administrative expenses increased from 24.2% in first half 2013 to 24.6% in first half 2014, an unfavorable increase of 0.4%. Selling, marketing and administrative expenses include $10,693 and $10,380 for freight, delivery and warehousing expenses in second quarter 2014 and 2013, respectively, and $20,889 and $20,504 for freight, delivery and warehousing expenses in first half 2014 and 2013, respectively. These expenses were 10.3% and 10.2% of net product sales in second quarter 2014 and 2013, respectively, and 9.9% and 9.7% of net product sales in first half 2014 and 2013, respectively, and contributed to the above discussed increases in selling, marketing and administrative expenses in both second quarter and first half 2014.

Earnings from operations were $10,229 in second quarter 2014 compared to $9,202 in second quarter 2013, and were $25,257 in first half 2014 compared to $20,102 in first half 2013.  Earnings from operations include $2,463 and $1,052 of certain deferred compensation expenses  in second quarter 2014 and 2013, respectively, and include $2,741 and $4,105 of certain deferred compensation expenses in first half 2014 and 2013, respectively. As discussed above, these deferred compensation expenses relate to changes in deferred compensation liabilities resulting from corresponding changes in the market value of trading securities and related investment income that hedge these liabilities. Adjusting for the aforementioned, operating earnings were $12,692 and $10,254 in second quarter 2014 and 2013, respectively, an increase of $2,438 or 23.8%; and adjusted operating earnings were $27,998 and $24,207 in first half 2014 and 2013, respectively, an increase of $3,791 or 15.7%. As a percentage of net product sales, these adjusted operating earnings were 12.2% and 10.1% in second quarter 2014 and 2013, respectively, a favorable increase of 2.1% as a percentage of net product sales; and adjusted operating earnings were 13.3% and 11.4% in first half 2014 and 2013, respectively, a favorable increase of 1.9% as a percentage of net product sales. The above discussed increases in adjusted operating earnings principally reflect more favorable gross profit margins which are discussed above. Management believes the presentation in this and the preceding paragraphs relating to amounts adjusted for deferred compensation expense are more reflective of the underlying operations of the Company.

Other income (expense) net, was $3,033 in second quarter 2014 compared to $1,705 in second quarter 2013, a favorable increase of $1,328; and other income (expense), net, was $4,699 in first half 2014 compared to $4,296 in first half 2013, a favorable increase of $403. Other income (expense), net for second quarter 2014 and 2013 includes aggregate net gains and investment income of $2,463 and $1,052, respectively, on trading securities relating to deferred compensation programs as discussed above; and other income, net for first half 2014 and 2013 includes aggregate net gains and investment income of $2,741 and $4,105, respectively, on trading securities relating to these programs. As discussed above, these increases in trading securities were substantially offset by a like amount of deferred compensation expense included in product cost of goods sold and selling, marketing, and administrative expenses in the respective periods as discussed above. Other income (expense) net, includes gains (losses) on foreign exchange of $211 and $281 in second quarter 2014 and 2013, respectively, and includes gains (losses) on foreign exchange of $(789) and $(323) in first half 2014 and 2013, respectively.  In addition, first quarter and first half 2014 other income, net includes a pre-tax gain of approximately $1,800 resulting from the step acquisition of the two Spanish companies discussed above.

The consolidated effective tax rates were 32.5% and 23.3% in second quarter 2014 and 2013, respectively, and 38.9% and 28.5% in first half 2014 and 2013, respectively. The higher effective income tax rate in first half 2014 reflects a reversal of deferred tax assets of $2,350 relating to the step acquisition of the Spanish companies discussed above. The more favorable effective income tax rate in prior year second quarter and first half 2013 also  reflects the release of certain tax valuation allowances relating to prior capital losses as a result of capital gains realized on the sale of certain investments primarily in second quarter 2013.

Net earnings attributable to Tootsie Roll Industries, Inc. were $9,026 (after $69 net loss attributed to non-controlling interests) in second quarter 2014 compared to $8,369 in second quarter 2013, and earnings per share were $0.15 and $0.14 in second quarter 2014 and second quarter 2013, respectively, an increase of $0.1 per share or 7%. First half 2014 net earnings attributable to Tootsie Roll Industries, Inc. were $18,607 (after $293 net loss attributed to non-controlling interests) compared to first half net earnings of $17,438, and net earnings per share were $0.31 and $.28  in first half 2014 and first half 2013, respectively.  an increase of $0.03 per share or 11%. The increase in earnings per share in second quarter and first half 2014 principally results from the improvements in gross profit margins as discussed above. The prior year comparative second quarter and first half 2013 periods also benefited from a lower effective income tax rate as discussed above. Earnings per share attributable to Tootsie Roll Industries, Inc. for second quarter and first half 2014 did benefit from the reduction in average shares outstanding resulting from common stock purchases in the open market by the Company. As a result, average shares outstanding decreased from 61,431 in second quarter 2013 to 60,659 in second quarter 2014, and from 61,550 in first half 2013 to 60,742 in first half 2014.

Goodwill and intangibles are assessed annually as of December 31 or whenever events or circumstances indicate that the carrying values may not be recoverable from future cash flows. The Company has not identified any triggering events, as defined, or other adverse information that would indicate a material impairment of its goodwill or intangibles in first half 2014. There were also no impairments in the comparative first half 2013 period.

During first quarter 2014, the Company gained operating control of its two 50% owned Spanish companies when Company employee representatives assumed all positions on their boards of directors. This was considered a step acquisition, whereby the Company remeasured the previously held investment to fair value in first quarter 2014. As a result, the Company’s first quarter 2014 net earnings include a net loss of $529, including an additional income tax provision of $2,350 relating to deferred income taxes. The Company further increased its ownership and control to 75% at the end of second quarter 2014.

During 2012 and 2013, the Company received notices from the Bakery and Confectionery Union and Industry International (BC&T) Pension Plan (Plan), a multi-employer defined benefit pension plan for certain Company union employees. The notices indicate that the Plan’s actuary has certified that the Plan is in critical status, the “Red Zone”, as defined by the Pension Protection Act (PPA), and that a plan of rehabilitation was adopted by the Trustees of the Plan in fourth quarter 2012.  The rehabilitation plan requires that employer contributions include 5% compounded annual surcharges each year for an unspecified period of time beginning January 2013 (in addition to the 5% interim surcharge initiated in June 2012) as well as certain plan benefit reductions.  The Company was advised by the Plan that if the Company had withdrawn from the Plan during 2012 its estimated withdrawal liability would have been $37,200. The Company does not have any updated information as to its withdrawal liability.  Should the Company actually withdraw from the Plan at a future date, a withdrawal liability, which could be higher than $37,200, would be payable to the Plan.  The Company’s existing labor contract with its BC&T local union commits the Company’s participation in this Plan through third quarter 2017. Pension expense, including surcharges, for the BC&T Plan for first half 2014 and 2013 was $1,354 and $1,208, respectively. The aforementioned expense includes surcharges of $179 and $112 in first half 2014 and 2013, respectively. The Company is currently unable to determine the ultimate outcome of the above discussed matter and therefore, is unable to determine the effects on its consolidated financial statements, but, the ultimate outcome could be material to its consolidated results of operations in one or more future periods. See also the Company’s consolidated financial statements and related notes and Management and Discussion and Analysis incorporated into the Company’s 2013 Form 10-K.

 LIQUIDITY AND CAPITAL RESOURCES

Net cash flows provided by operating activities were $12,917 and $37,093 in first half 2014 and 2013, respectively. First half 2013 operating cash flows benefited from changes in prepaid expenses and other assets which affect the comparative net cash flows from operating activities for the respective periods.

Net cash used in investing activities was $23,933 in first half 2014 compared to $53,691 in first half 2013. Cash flows from investing activities reflect $27,331 and $63,992 relating to the purchase of available for sale securities during first half 2014 and 2013, respectively. First half 2014 and 2013 investing activities also include capital expenditures of $5,895 and $5,960, respectively.  Capital expenditures for the 2014 year are anticipated to be generally in line with historical annualized spending, and are to be funded from the Company’s cash flow from operations and internal sources.

The Company’s consolidated financial statements include bank borrowings of $1,081 as of the end of second quarter 2014, all of which relates to its two majority owned and controlled Spanish companies. The Company had no other outstanding bank borrowings as of the end of second quarter 2014.

Financing activities include Company common stock purchases and retirements of $10,381 and $10,568 in first half 2014 and 2013, respectively. Cash dividends of $9,567 and $4,750 were paid in first half 2014 and 2013, respectively. Fourth quarter 2012 included an accelerated payment (from first quarter 2013) of the regular quarterly dividend of $4,656 ($0.08 per share) which has historically been paid during the first week in January. This was in response to the uncertainty surrounding the future federal tax treatment of dividends at that time after giving consideration to the Company’s cash and investment position.

The Company’s current ratio (current assets divided by current liabilities) was 3.7 to 1 as of the end of second quarter 2014 as compared to 4.0 to 1 as of the end of fourth quarter 2013 and 3.1 to 1 as of the end of second quarter 2013. Net working capital was $174,052 as of the end of second quarter 2014 as compared to $179,990 and $130,726 as of the end of fourth and second quarter 2013, respectively.

The aforementioned net working capital amounts are principally reflected in aggregate cash and cash equivalents and short-term investments which totaled $96,086 as of the end of second quarter 2014 compared to $121,855 and $56,814 as of the end of fourth and second quarters 2013, respectively. In addition, long term investments, principally debt securities comprising municipal bonds and trading securities, were $162,275 as of the end of first quarter 2014, as compared to $148,532 and $170,373 as of the end of fourth and second quarters 2013, respectively.  Aggregate cash and cash equivalents and short and long-term investments were $258,361, $270,387, and $227,187, as of the end of second quarter 2014, and as of the end of fourth and second quarters 2013, respectively. The aforementioned includes $68,582, $63,215, and $55,753 as of the end of the second quarter 2014, and fourth and second quarters 2013, respectively, relating to trading securities which are used as an economic hedge for the Company’s deferred compensation liabilities. Investments in municipal bonds and other debt securities that matured during first half 2014 and 2013 were generally used to purchase the Company’s common stock or were replaced with debt securities of similar maturities.

During fourth quarter 2013, the Company contributed $15,000 to a VEBA trust, managed and controlled by the Company, to fund the estimated future costs of certain employee health, welfare and other benefits. The Company is using these funds, as well as investment income in this VEBA trust, to pay the actual cost of such benefits beginning in fourth quarter 2013.  As of the end of second quarter 2014, the VEBA trust holds $12,111 of aggregate cash, cash equivalents and investments. This asset is included in prepaid expenses in current and long-term assets on the Company’s condensed consolidated statement of financial position.

As discussed above, Company management gained operating control of its two 50% owned Spanish companies in first quarter 2014, and further increased its control and ownership to 75% as of the end of second quarter 2014.  The Company invested approximately $750 in the Spanish companies during second quarter 2014 resulting in its 75% ownership. These Spanish companies had operating losses for each of the years 2008 through 2013 and for first half 2014. Company management has restructured the Spanish operations and management believes that they should be at or near break-even cash flows from operating activities going forward as a result of this restructuring. Management believes that the business, competitive and economic challenges in Spain are likely to continue, and therefore, additional cash financing of these Spanish companies may be required in the future.

ACCOUNTING PRONOUNCEMENTS

See Note 1 of the Company’s condensed consolidated financial statements.

RISK FACTORS

The Company’s operations and financial results are subject to a number of risks and uncertainties that could adversely affect the Company’s operating results and financial condition. Significant risk factors, without limitation, that could impact the Company, are the following: (i) significant competitive activity, including advertising, promotional and price competition, and changes in consumer demand for the Company’s products; (ii) fluctuations in the cost and availability of commodities and ingredients, including the effects adverse weather and climate change, and the ability to recover cost increases through product sales price increases; (iii) inherent risks in the marketplace, including uncertainties about trade and consumer acceptance of product pricing changes and seasonal events such as Halloween; (iv) the effect of acquisitions on the Company’s results of operations and financial condition; (v) the effect of changes in foreign currencies on the Company’s foreign subsidiaries operating results, and the effect of the fluctuation of the Canadian dollar on products manufactured in Canada and marketed and sold in the United States in U.S. dollars; (vi) the Company’s reliance on third party vendors for various goods and services, including commodities used for ingredients that are primarily grown or sourced from foreign locations; (vii) the Company’s ability to successfully implement new production processes and manufacturing automation; (viii) the effect of changes in assumptions, including discount rates, sales growth and profit margins, which could affect the

Company’s impairment testing and analysis of its goodwill and trademarks; (ix) changes in the confectionery marketplace including actions taken by major retailers and customers; (x) customer, consumer and competitor response to marketing programs and price and product weight adjustments, and new products; (xi) dependence on significant customers, including the volume and timing of their purchases, availability of shelf space, and competitive products; (xii) increases in energy costs, including freight and delivery, that cannot generally be passed along to customers through increased price realization due to competitive reasons; (xiii) any significant labor stoppages, strikes or production interruptions; (xiv) changes in governmental laws or regulations that affect ingredients used in products, or taxes, tariffs or other government restrictions on products sold; (xv) the adverse effects should the Company either voluntarily or involuntarily recall its product(s) from the marketplace; (xvi) the risk that the market value of Company’s investments could decline including being classified as “other-than-temporary” as defined; (xvii) the Company’s dependence on its enterprise resource planning (ERP) computer system to manage its supply chain and customer deliveries, and the risk that the Company’s information technology systems fail to perform adequately or the Company is unable to protect its information technology systems against data corruption, cyber-based attacks or network security breaches; (xviii)  the potential adverse effects on the Company as to changes to improve the funding status of the Bakery and Confectionery Union and Industry Pension Plan, a multi-employer plan which covers certain Company union employees; (xix) adverse effects if restructuring efforts with respect to the Company’s Spanish operations are not fully successful; (xx) and the potential effects of current and future macroeconomic conditions and geopolitical events.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to various market risks, including fluctuations in sugar, corn syrup, edible oils, including soybean and palm oils, cocoa, dextrose, milk and whey, and gum-base input ingredients and packaging, and fuel costs principally relating to freight and delivery fuel surcharges. The Company is exposed to exchange rate fluctuations in the Canadian dollar which is the currency used for a portion of the raw material and packaging material costs and operating expenses at its Canadian plants.  The Company invests in securities with maturities dates of up to approximately three years, the majority of which are held to maturity, which limits the Company’s exposure to interest rate fluctuations. There has been no material change in the Company’s market risks that would significantly affect the disclosures made in the Form 10-K for the year ended December 31, 2013.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, the Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 28, 2014 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 28, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

TOOTSIE ROLL INDUSTRIES, INC.

AND SUBSIDIARIES

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the Company’s purchases of its common stock during the quarter ended June 28, 2014:

				Approximate Dollar
	(a) Total		Shares	Value of Shares that
	Number of	(b) Average	Purchased as Part of	May Yet Be Purchased
	Shares	Price Paid per	Publicly Announced Plans	Under the Plans
Period	Purchased	Share	Or Programs	or Programs

Mar 30 to Apr 26	-	$-	Not Applicable	Not Applicable

Apr 27 to May 24	69,007	27.84	Not Applicable	Not Applicable

May 25 to Jun 28	20,500	28.92	Not Applicable	Not Applicable

Total	89,507	$28.09	Not Applicable	Not Applicable

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

TOOTSIE ROLL INDUSTRIES, INC.

Date:	August 5, 2014	BY:	/S/MELVIN J. GORDON
Melvin J. Gordon
Chairman and Chief
Executive Officer

Date:	August 5, 2014	BY:	/S/G. HOWARD EMBER, JR.
G. Howard Ember, Jr.
Vice President Finance and
Chief Financial Officer