Form 10-Q
period 2014-09-27
TOOTSIE ROLL INDUSTRIES INC
filed 2014-11-05
CIK 98677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2014

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (September 27, 2014).

Class	Outstanding

Common Stock, $.69 4/9 par value	37,560,992
Class B Common Stock, $.69 4/9 par value	22,897,204

TOOTSIE ROLL INDUSTRIES, INC.

September 27, 2014

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  See “Forward-Looking Statements” under Part I — Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands)  (UNAUDITED)

	September 27, 2014	December 31, 2013	September 28, 2013

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$45,142	$88,283	$32,734
Investments	36,062	33,572	31,579
Trade accounts receivable, less allowances of $3,391, $2,042 & $3,446	102,325	40,721	102,786
Other receivables	2,732	4,616	3,466
Inventories:
Finished goods & work-in-process	47,854	37,012	40,437
Raw material & supplies	31,187	24,844	29,044
Prepaid expenses	5,307	5,581	1,463
Deferred income taxes	3,161	5,482	4,942

Total current assets	273,770	240,111	246,451

PROPERTY, PLANT & EQUIPMENT, at cost:

Land	22,453	21,683	21,679
Buildings	111,351	111,044	108,376
Machinery & equipment	340,381	340,405	328,520
Construction in progress	10,750	3,403	12,878
	484,935	476,535	471,453
Less-accumulated depreciation	293,642	279,619	274,448
Net property, plant and equipment	191,293	196,916	197,005

OTHER ASSETS:

Goodwill	73,237	73,237	73,237
Trademarks	175,024	175,024	175,024
Investments	160,175	148,532	162,371
Split dollar officer life insurance	40,296	40,296	41,394
Prepaid expenses	7,201	10,260	—
Restricted cash	1,664	—	—
Deferred income taxes	3,858	4,033	6,026
Total other assets	461,455	451,382	458,052

Total assets	$926,518	$888,409	$901,508

(The accompanying notes are an integral part of these statements.)

(in thousands except per share data) (UNAUDITED)

	September 27, 2014	December 31, 2013	September 28, 2013

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$15,572	$9,153	$14,801
Bank loans	285	—	—
Dividends payable	4,835	4,742	4,770
Accrued liabilities	52,590	45,580	49,539
Postretirement health care and life insurance benefits	111	319	555
Income taxes payable	5,090	327	11,113
Total current liabilities	78,483	60,121	80,778

NONCURRENT LIABILITIES:

Deferred income taxes	53,569	54,939	43,423
Bank loans	796	—	—
Postretirement health care and life insurance benefits	9,519	8,857	29,401
Industrial development bonds	7,500	7,500	7,500
Liability for uncertain tax positions	9,474	7,167	7,794
Deferred compensation and other liabilities	75,751	69,520	64,988
Total noncurrent liabilities	156,609	147,983	153,106

TOOTSIE ROLL INDUSTRIES, INC. SHAREHOLDERS’ EQUITY:

Common stock, $.69-4/9 par value- 120,000 shares authorized; 37,561, 37,011 & 37,376, respectively, issued	26,084	25,702	25,955
Class B common stock, $.69-4/9 par value- 40,000 shares authorized; 22,897, 22,256 & 22,259, respectively, issued	15,901	15,455	15,458
Capital in excess of par value	607,216	572,669	584,128
Retained earnings	51,709	73,109	60,478
Accumulated other comprehensive loss	(7,905)	(4,638)	(16,403)
Treasury stock (at cost)- 78, 76 & 76 shares, respectively	(1,992)	(1,992)	(1,992)
Total Tootsie Roll Industries, Inc. shareholders’ equity	691,013	680,305	667,624
Noncontrolling interests	413	—	—
Total equity	691,426	680,305	667,624
Total liabilities and shareholders’ equity	$926,518	$888,409	$901,508

 (The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

EARNINGS AND RETAINED EARNINGS

(in thousands except per share amounts)    (UNAUDITED)

	Quarter Ended		Year to Date Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013

Net product sales	$191,093	$191,807	$401,966	$404,074
Rental and royalty revenue	921	902	2,760	2,807

Total revenue	192,014	192,709	404,726	406,881

Product cost of goods sold	123,164	125,833	256,211	264,974
Rental and royalty cost	251	223	732	698

Total costs	123,415	126,056	256,943	265,672

Product gross margin	67,929	65,974	145,755	139,100
Rental and royalty gross margin	670	679	2,028	2,109

Total gross margin	68,599	66,653	147,783	141,209

Selling, marketing and administrative expenses	31,840	33,166	85,767	87,620

Earnings from operations	36,759	33,487	62,016	53,589

Other income, net	166	3,105	4,865	7,401

Earnings before income taxes	36,925	36,592	66,881	60,990
Provision for income taxes	10,316	10,549	21,958	17,509
Net earnings	26,609	26,043	44,923	43,481
Less: Net loss attributable to noncontrolling interests	59	-	352	-
Net earnings attributable to Tootsie Roll Industries, Inc.	26,668	26,043	45,275	43,481

Net earnings attributable to Tootsie Roll Industries, Inc. per share	$0.44	$0.42	$0.75	$0.71
Dividends per share *	$0.08	$0.08	$0.24	$0.24

Average number of shares outstanding	60,525	61,343	60,668	61,487

Retained earnings at beginning of period	$29,870	$39,199	$73,109	$80,210
Net earnings attributable to Tootsie Roll Industries, Inc.	26,668	26,043	45,275	43,481
Cash dividends	(4,829)	(4,764)	(14,394)	(14,185)
Stock dividends	-	-	(52,281)	(49,028)

Retained earnings at end of period	$51,709	$60,478	$51,709	$60,478

*Does not include 3% stock dividend to shareholders of record on 4/4/14 and 4/5/13.

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS

(in thousands except per share amounts) (UNAUDITED)

	Quarter Ended		Year to Date Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013

Net earnings	$26,609	$26,043	$44,923	$43,481

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(1,004)	(144)	(2,184)	(245)

Pension and post-retirement reclassification adjustments:
Unrealized gains (losses) for the period on postretirement and pension benefits	-	-	-	-
Less: reclassification adjustment for (gains) losses to net income	(451)	-	(1,353)	-
Unrealized gains (losses) on postretirement and pension benefits	(451)	-	(1,353)	-

Investments:
Unrealized gains (losses) for the period on investments	(286)	400	(317)	219
Less: reclassification adjustment for (gains) losses to net income	-	-	-	-
Unrealized gains (losses) on investments	(286)	400	(317)	219

Derivatives:
Unrealized gains (losses) for the period on derivatives	(2,254)	768	(1,699)	(964)
Less: reclassification adjustment for (gains) losses to net income	408	315	918	1,216
Unrealized gains (losses) on derivatives	(1,846)	1,083	(781)	252

Total other comprehensive income (loss), before tax	(3,587)	1,339	(4,635)	226
Income tax benefit (expense) related to items of other comprehensive income	934	(560)	1,368	(182)
Total comprehensive earnings	23,956	26,822	41,656	43,525
Comprehensive earnings attributable to noncontrolling interests	59	-	352	-

Total comprehensive earnings attributable to Tootsie Roll Industries, Inc.	$24,015	$26,822	$42,008	$43,525

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)   (UNAUDITED)

	Year to Date Ended
	September 27, 2014	September 28, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings	$44,923	$43,481
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	15,568	14,863
Loss on step acquisition	529	-
Loss from equity method investment	-	733
Amortization of marketable security premiums	2,498	2,274
Changes in operating assets and liabilities:
Accounts receivable	(60,434)	(60,765)
Other receivables	3,004	2,315
Inventories	(15,694)	(7,141)
Prepaid expenses and other assets	3,344	28,193
Accounts payable and accrued liabilities	9,153	10,301
Income taxes payable and deferred	4,982	5,124
Postretirement health care and life insurance benefits	(691)	2,575
Deferred compensation and other liabilities	2,609	2,801

Net cash from operating activities	9,791	44,754

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash acquired in step acquisition	161	-
Restricted cash	169	-
Capital expenditures	(7,315)	(10,593)
Net sales (purchases) of trading securities	(3,062)	(2,612)
Purchase of available for sale securities	(37,416)	(63,992)
Sale and maturity of available for sale securities	26,375	22,436

Net cash used in investing activities	(21,088)	(54,761)

CASH FLOWS FROM FINANCING ACTIVITIES:

Shares purchased and retired	(16,792)	(11,429)
Dividends paid in cash	(14,415)	(9,517)
Repayment of bank loans	(130)	-

Net cash used in financing activities	(31,337)	(20,946)

Effect of exchange rate changes on cash	(507)	(175)

Decrease in cash and cash equivalents	(43,141)	(31,128)
Cash and cash equivalents at beginning of year	88,283	63,862

Cash and cash equivalents at end of quarter	$45,142	$32,734

Supplemental cash flow information:
Income taxes paid, net	$14,835	$13,173
Interest paid	$33	$19
Stock dividend issued	$52,165	$48,925

 (The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2014

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

Results of operations for the period ended September 27, 2014 are not necessarily indicative of results to be expected for the year to end December 31, 2014 because of the seasonal nature of the Company’s operations. Historically, the third quarter has been the Company’s largest sales quarter due to Halloween sales.

The results of the Company’s two less than wholly owned Spanish companies are consolidated and a noncontrolling interest has been recorded. (See Note 10.)

Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15 which provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. This guidance will be effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. We do not expect the adoption of this guidance to have a significant impact on our condensed consolidated financial statements.

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

Note 2 — Average Shares Outstanding

The average number of shares outstanding for year to date ended September 27, 2014 reflect stock purchases of 575 shares for $16,792 and a 3% stock dividend distributed on April 4, 2014. The average number of shares outstanding for year to date ended September 28, 2013 reflect stock purchases of 384 shares for $11,429 and a 3% stock dividend distributed on April 5, 2013.

Note 3 — Income Taxes

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company remains subject to examination by U.S. federal and state and foreign tax authorities for the years 2010 through 2013. With few exceptions, the Company is no longer subject to examination by tax authorities for the year 2009 and prior. The consolidated effective tax rates were 27.9% and 28.8% in third quarter 2014 and 2013, respectively, and 32.8% and 28.7% in nine months 2014 and 2013, respectively. The higher effective income tax rate in nine months 2014 reflects the reversal of deferred tax assets of $2,350 in first quarter 2014 relating to the step acquisition of the Spanish companies as discussed in Note 10.

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

As of September 27, 2014, December 31, 2013 and September 28, 2013, the Company held certain financial assets that are required to be measured at fair value on a recurring basis. These included derivative hedging instruments related to the purchase of certain raw materials and foreign currencies, investments in trading securities and available for sale securities, including an auction rate security. The Company’s available for sale and trading securities principally consist of municipal bonds and mutual funds that are publicly traded.

The following table presents information about the Company’s financial assets and liabilities measured at fair value as of September 27, 2014, December 31, 2013 and September 28, 2013, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Estimated Fair Value September 27, 2014
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$45,142	$45,142	$-	$-
Available for sale securities	126,870	-	126,870	-
Foreign currency forward contracts	(1,238)	-	(1,238)	-
Commodity futures contracts	(377)	(377)	-	-
Trading securities	69,367	69,367	-	-
Total assets measured at fair value	$239,764	$114,132	$125,632	$-

	Estimated Fair Value December 31, 2013
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$88,283	$88,283	$-	$-
Available for sale securities	118,647	-	118,647	-
Foreign currency forward contracts	(684)	-	(684)	-
Commodity futures contracts, net	(130)	(130)	-	-
Trading securities	63,215	63,215	-	-
Total assets measured at fair value	$269,331	$151,368	$117,963	$-

	Estimated Fair Value September 28, 2013
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$32,734	$32,734	$—	$—
Auction rate security	10,162	—	—	10,162
Available for sale securities excluding the auction rate security	123,391	—	123,391	—
Foreign currency forward contracts	29	—	29	—
Commodity futures contracts	97	97	—	—
Trading securities	58,968	58,968	—	—
Total assets measured at fair value	$225,381	$91,799	$123,420	$10,162

During the fourth quarter 2013, the Company sold its investment in Jefferson County Alabama Sewer Revenue Refunding Warrants for $10,840. This was an auction rate security (ARS) originally purchased for $13,550 in 2008 with an insurance-backed AAA rating. The Company recorded an other-than-temporary pre-tax impairment of $5,140 in 2008 on this ARS investment which resulted in a carrying value of $8,410 at that time. Since recording the initial impairment in 2008, the Company carried this ARS investment at its estimated fair value utilizing a valuation model with Level 3 inputs, as defined by guidance, and resulting changes in the market value since the original impairment charge in 2008 were recorded as changes to accumulated other comprehensive income (loss) each year. The fair value of this instrument at September  28, 2013 was $10,162, with an unrealized loss in other comprehensive earnings of $677 recorded during nine months 2013.

The fair value of the Company’s industrial revenue development bonds at September  27, 2014, December 31, 2013 and September 28, 2013 were valued using Level 2 inputs which approximates the carrying value of $7,500 for the respective periods. Interest rates on these bonds are reset weekly based on current market conditions.

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

The following table summarizes the Company’s outstanding derivative contracts and their effects on its Condensed Consolidated Statements of Financial Position at September 27, 2014, December 31, 2013 and September 28, 2013:

	September 27, 2014
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$33,291	$20	$(1,258)
Commodity futures contracts	3,352	-	(377)
Total derivatives designated as hedging instruments		20	(1,635)
Derivatives not designated as hedging instruments:
Commodity futures contracts	-	-	-
Total derivatives not designated as hedging instruments		-	-
Total derivatives		$20	$(1,635)

	December 31, 2013
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$34,244	$-	$(684)
Commodity futures contracts	5,601	41	(191)
Total derivatives designated as hedging instruments		41	(875)
Derivatives not designated as hedging instruments:
Commodity futures contracts	321	20	-
Total derivatives not designated as hedging instruments		20	-
Total derivatives		$61	$(875)

	September 28, 2013
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$30,181	$29	$-
Commodity futures contracts	4,376	114	(66)
Total derivatives designated as hedging instruments		143	(66)
Derivatives not designated as hedging instruments:
Commodity futures contracts	871	49	-
Total derivatives not designated as hedging instruments		49	-
Total derivatives		$192	$(66)

The effects of derivative instruments on the Company’s Condensed Consolidated Statement of Earnings and Retained Earnings, and the Condensed Consolidated Statement of Comprehensive Earnings for periods ended September 27, 2014 and September 28, 2013 are as follows:

	For Quarter Ended September 27, 2014
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain(Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$(1,492)	$(173)	$-
Commodity futures contracts	(762)	(235)	-
Commodity option contracts	-	-	-

Total	$(2,254)	$(408)	$-

	For Quarter Ended September 28, 2013
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain(Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$626	$(162)	$-
Commodity futures contracts	142	(153)	-
Commodity option contracts	-	-	-

Total	$768	$(315)	$-

	For Year to Date Ended September 27, 2014
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain(Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$(1,178)	$(624)	$-
Commodity futures contracts	(521)	(294)	-
Commodity option contracts	-	-	-

Total	$(1,699)	$(918)	$-

	For Year to Date Ended September 28, 2013
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain(Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$(241)	$(270)	$-
Commodity futures contracts	(723)	(946)	-
Commodity option contracts	-	-	-

Total	$(964)	$(1,216)	$-

During the quarters and years to date ended September 27, 2014 and September 28, 2013, the Company recognized earnings (loss) of $(0) and $92, and $(20) and $53 respectively, related to mark-to-market accounting for certain commodity option and future contracts.

Note 6 — Pension Plans

During 2012 and 2013, the Company received notices from the Bakery and Confectionery Union and Industry International (BC&T) Pension Fund (Plan), a multi-employer defined benefit pension plan for certain Company union employees. The notices indicate that the Plan’s actuary has certified that the Plan is in critical status, the “Red Zone”, as defined by the Pension Protection Act (PPA), and that a plan of rehabilitation was adopted by the trustees of the Plan in the fourth quarter of 2012. The rehabilitation plan adopted requires that employer contributions include 5% compounded annual surcharges each year for an unspecified period of time beginning January 2013 (in addition to the 5% interim surcharge initiated in June 2012) as well as certain plan benefit reductions. The Company was advised by the Plan that if the Company had withdrawn from the Plan during 2012 its estimated withdrawal liability would have been $37,200. The Company does not have any updated information as to its withdrawal liability. Should the Company actually withdraw from the Plan at a future date, a withdrawal liability, which could be higher than $37,200, would be payable to the Plan. The Company’s existing labor contract with its BC&T local union commits the Company’s participation in this Plan through third quarter 2017. Pension expense, including surcharges as discussed above, for the BC&T Plan for nine months 2014 and 2013 was $2,028 and $1,758, respectively. The Company is currently unable to determine the ultimate outcome of the above discussed matter and therefore, is unable to determine the effects on its consolidated financial statements, but, the ultimate outcome could be material to its consolidated results of operations in one or more future periods. See also the Company’s consolidated financial statements and related notes and Management and Discussion and Analysis and Results of Operations incorporated into the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”).

Note 7 — Accumulated Other Comprehensive Earnings (Loss)

Accumulated Other Comprehensive Earnings (Loss) consists of the following components:

						Accumulated
	Foreign		Foreign		Postretirement	Other
	Currency		Currency	Commodity	and Pension	Comprehensive
	Translation	Investments	Derivatives	Derivatives	Benefits	Earnings (Loss)
Balance at December 31, 2013	$(13,527)	$54	$(436)	$(96)	$9,367	$(4,638)

Other comprehensive earnings (loss) before reclassifications	(1,703)	(202)	(752)	(332)	-	(2,989)
Reclassifications from accumulated other comprehensive loss	-	-	398	188	(864)	(278)
Other comprehensive earnings (loss) before tax	(1,703)	(202)	(354)	(144)	(864)	(3,267)

Balance at September 27, 2014	$(15,230)	$(148)	$(790)	$(240)	$8,503	$(7,905)

						Accumulated
	Foreign		Foreign		Postretirement	Other
	Currency		Currency	Commodity	and Pension	Comprehensive
	Translation	Investments	Derivatives	Derivatives	Benefits	Earnings (Loss)
Balance at December 31, 2012	$(13,406)	$908	$-	$(111)	$(3,838)	$(16,447)

Other comprehensive earnings (loss) before reclassifications	(257)	140	(154)	(461)	-	(732)
Reclassifications from accumulated other comprehensive loss	-	-	173	603	-	776
Other comprehensive earnings (loss) before tax	(257)	140	19	142	-	44

Balance at September 28, 2013	$(13,663)	$1,048	$19	$31	$(3,838)	$(16,403)

The amounts reclassified from accumulated other comprehensive income (loss) consisted of the following:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)

Details about Accumulated Other	Quarter Ended		Year to Date Ended
Comprehensive Income Components	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013	Location of (Gain) Loss Recognized in Earnings

Foreign currency derivatives	$173	$162	$624	$270	Other income, net
Commodity derivatives	235	153	294	946	Product cost of goods sold
Postretirement and pension benefits	(230)	-	(690)	-	Selling, marketing and administrative expenses
Postretirement and pension benefits	(221)	-	(663)	-	Product cost of goods sold
Total before tax	(43)	315	(435)	1,216

Tax (expense) benefit	15	(114)	157	(440)

Net of tax	$(28)	$201	$(278)	$776

Note 8 — Restricted Cash

Restricted cash comprises certain cash deposits of the Company’s less than wholly owned Spanish companies (see Note 10) with international banks that are pledged as collateral for letters of credit and bank borrowings.

Note 9 — Bank Loans

Long term bank loans comprise borrowings by the Company’s less than wholly owned Spanish companies (see Note 10) which are held by international banks. The average weighted interest rate in third quarter 2014 was of 2.7% and maturity dates range from 1 to 4 years. Short term bank loans also relate to the Company’s less than wholly owned Spanish companies.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This financial review discusses the Company’s financial condition, results of operations, liquidity and capital resources, new accounting pronouncements and other matters. Dollars are presented in thousands, except per share amounts. This review should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes and with the Company’s Condensed Consolidated Financial Statements and related notes and Management’s Discussion and Analysis included in the Company’s 2013 Form 10-K.

Net product sales were $191,093 in third quarter 2014 compared to $191,807 in third quarter 2013, a decrease of $714 or 0.4%. Nine months 2014 net product sales were $401,966 compared to $404,074 in nine months 2013, a decrease of $2,108 or 0.5%.The third quarter reflects our historical pre-Halloween sales period which is our largest quarterly sales period. Our third quarter and nine months 2014 sales in the United States were off slightly from the prior year comparative periods which reflect the challenges of certain of our retail customers regarding consumer sales and consumer spending. Lower sales in Mexico and Canada, including the effects of a weaker Canadian dollar, also adversely affected our reported sales during these same comparative periods.

Product cost of goods sold were $123,164 in third quarter 2014 compared to $125,833 in third quarter 2013, and nine months 2014 product cost of goods sold were $256,211 compared to $264,974 in nine months 2013. Product cost of goods sold includes $84 and $668 of certain deferred compensation expenses in third quarter 2014 and 2013, respectively, and $716 and $1,605 of certain deferred compensation expenses in nine months 2014 and 2013, respectively. These deferred compensation expenses principally result from the changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Adjusting for the aforementioned, product cost of goods sold decreased from $125,165 in third quarter 2013 to $123,080 in third quarter 2014, a decrease of $2,085 or 1.7%; and decreased from $263,369 in nine months 2013 to $255,495 in nine months 2014, a decrease of $7,874 or 3.0%. As a percentage of net product sales, adjusted product cost of goods sold was 64.4% and 65.3% in third quarter 2014 and 2013, respectively, a favorable decrease of 0.9%; and adjusted product cost of goods sold was 63.6% and 65.2% in nine months 2014 and 2013, respectively, a favorable decrease of 1.6%. These favorable changes reflect lower ingredient costs as well as manufacturing plant efficiencies driven by capital investments and ongoing cost containment programs. Although overall comparative ingredient costs were more favorable in third quarter and nine months 2014 compared to the corresponding periods in the prior year, certain key ingredient costs are higher this year. The Company is continuing to make progress on restoring its margins to their historical levels before the increases in commodity and other input costs that occurred in recent years.

Selling, marketing and administrative expenses were $31,840 in third quarter 2014 compared to $33,166 in third quarter 2013, and nine months 2014 selling, marketing and administrative expenses were $85,767 compared to $87,620 in nine months 2013. Selling, marketing and administrative expenses includes $265 and $2,204 of certain deferred compensation expenses in third quarter 2014 and 2013, respectively, and $2,374 and $5,372 of certain deferred compensation expenses in nine months 2014 and 2013, respectively. As discussed above, these expenses principally result from changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years, and are not reflective of current operating results. Adjusting for the aforementioned, selling, marketing and administrative expenses increased from $30,962 in third quarter 2013 to $31,575 in third quarter 2014, an increase of $613 or 2.0%; and selling, marketing and administrative expenses increased from $82,248 in nine months 2013 to $83,393 in nine months 2014, an increase of $1,145 or 1.4%. As a percentage of net product sales, adjusted selling, marketing and administrative expenses increased from 16.1% in third quarter 2013 to 16.5% in third quarter 2014, an unfavorable increase of 0.4% as a percent of net sales; and adjusted selling, marketing and administrative expenses increased from 20.4% in nine months 2013 to 20.7% in nine months 2014, an unfavorable increase of 0.3%. Selling, marketing and administrative expenses include $12,930 and $12,637 for freight, delivery and warehousing expenses in third quarter 2014 and 2013, respectively, and $33,819 and $33,141 for freight, delivery and warehousing expenses in nine months 2014 and 2013, respectively. These expenses were 6.7% and 6.6% of net product sales in third quarter 2014 and 2013, respectively, and 8.4% and 8.2% of net product sales in nine months 2014 and 2013, respectively, and contributed to the above discussed increases in selling, marketing and administrative expenses in both third quarter and nine months 2014. In addition, certain marketing expenses also increased in third quarter and nine months 2014 compared to the corresponding periods in the prior years.

Earnings from operations were $36,759 in third quarter 2014 compared to $33,487 in third quarter 2013, and were $62,016 in nine months 2014 compared to $53,589 in nine months 2013. Earnings from operations include $349 and $2,872 of certain deferred compensation expenses in third quarter 2014 and 2013, respectively, and include $3,090 and $6,977 of certain deferred compensation expenses in nine months 2014 and 2013, respectively. As discussed above, these deferred compensation expenses relate to changes in deferred compensation liabilities resulting from corresponding changes in the market value of trading securities and related investment income that hedge these liabilities. Adjusting for the aforementioned, operating earnings were $37,108 and $36,359 in third quarter 2014 and 2013, respectively, an increase of $749 or 2.1%; and adjusted operating earnings were $65,106 and $60,566 in nine months 2014 and 2013, respectively, an increase of $4,540 or 7.5%. As a percentage of net product sales, these adjusted operating earnings were 19.4% and 19.0% in third quarter 2014 and 2013, respectively, a favorable increase of 0.4% as a percentage of net product sales; and adjusted operating earnings were 16.2% and 15.0% in nine months 2014 and 2013, respectively, a favorable increase of 1.2% as a percentage of net product sales. The above discussed increases in adjusted operating earnings principally reflect more favorable gross profit margins which are discussed above. Management believes the presentation in this and the preceding paragraphs relating to amounts adjusted for deferred compensation expense are more reflective of the underlying operations of the Company.

Other income (expense) net, was $166 in third quarter 2014 compared to $3,105 in third quarter 2013, an  unfavorable decrease of $2,939; and other income (expense), net, was $4,865 in nine months 2014 compared to $7,401 in nine months 2013, an unfavorable decrease of $2,536. Other income (expense), net for third quarter 2014 and 2013 includes aggregate net gains and investment income of $349 and $2,872, respectively, on trading securities relating to deferred compensation programs as discussed above; and other income, net for nine months 2014 and 2013 includes aggregate net gains and investment income of $3,090 and $6,977, respectively, on trading securities relating to these programs. As discussed above, these increases in trading securities were substantially offset by a like amount of deferred compensation expense included in product cost of goods sold and selling, marketing, and administrative expenses in the respective periods as discussed above. Other income (expense) net, includes gains (losses) on foreign exchange of $(380) and $39 in third quarter 2014 and 2013, respectively, and includes gains (losses) on foreign exchange of $(1,169) and $(284) in nine months 2014 and 2013, respectively. In addition, first quarter and nine months 2014 other income, net includes a pre-tax gain of approximately $1,800 resulting from the step acquisition of the two Spanish companies discussed in Note 10 of the Notes to the Condensed Consolidated Financial Statements.

The consolidated effective tax rates were 27.9% and 28.8% in third quarter 2014 and 2013, respectively, and 32.8% and 28.7% in nine months 2014 and 2013, respectively. The higher effective income tax rate in nine months 2014 reflects a reversal of deferred tax assets of $2,350 relating to the step acquisition of the Spanish companies discussed above.

Net earnings attributable to Tootsie Roll Industries, Inc. were $26,668 (after $59 net loss attributed to non-controlling interests) in third quarter 2014 compared to $26,043 in third quarter 2013, and earnings per share were $0.44 and $0.42 in third quarter 2014 and third quarter 2013, respectively, an increase of $0.02 per share or 5%. Nine months 2014 net earnings attributable to Tootsie Roll Industries, Inc. were $45,275 (after $352 net loss attributed to non-controlling interests) compared to nine months net earnings of $43,481, and net earnings per share were $0.75 and $0.71 in nine months 2014 and nine months 2013, respectively. an increase of $0.04 per share or 6%. The increase in earnings per share in third quarter and nine months 2014 principally results from the improvements in gross profit margins as discussed above. The prior year comparative third quarter and nine months 2013 periods also benefited from a lower effective income tax rate as discussed above. Earnings per share attributable to Tootsie Roll Industries, Inc. for third quarter and nine months 2014 did benefit from the reduction in average shares outstanding resulting from purchases in the open market by the Company of its common stock. As a result, average shares outstanding decreased from 61,343 in third quarter 2013 to 60,525 in third quarter 2014, and from 61,487 in nine months 2013 to 60,668 in nine months 2014.

Goodwill and intangibles are assessed annually as of December 31 or whenever events or circumstances indicate that the carrying values may not be recoverable from future cash flows. The Company has not identified any triggering events, as defined, or other adverse information that would indicate a material impairment of its goodwill or intangibles in nine months 2014. There were also no impairments in the comparative nine months 2013 period.

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

During 2012 and 2013, the Company received notices from the Bakery and Confectionery Union and Industry International (BC&T) Pension Plan (Plan), a multi-employer defined benefit pension plan for certain Company union employees. The notices indicate that the Plan’s actuary has certified that the Plan is in critical status, the “Red Zone”, as defined by the Pension Protection Act (PPA), and that a plan of rehabilitation was adopted by the trustees of the Plan in the fourth quarter of 2012.  The rehabilitation plan requires that employer contributions include 5% compounded annual surcharges each year for an unspecified period of time beginning January 2013 (in addition to the 5% interim surcharge initiated in June 2012) as well as certain plan benefit reductions.  The Company was advised by the Plan that if the Company had withdrawn from the Plan during 2012 its estimated withdrawal liability would have been $37,200. The Company does not have any updated information as to its withdrawal liability.  Should the Company actually withdraw from the Plan at a future date, a withdrawal liability, which could be higher than $37,200, would be payable to the Plan.  The Company’s existing labor contract with its BC&T local union commits the Company’s participation in this Plan through third quarter 2017. Pension expense, including surcharges, for the BC&T Plan for nine months 2014 and 2013 was $2,028 and $1,758, respectively. The aforementioned expense includes surcharges of $268 and $163 in nine months 2014 and 2013, respectively. The Company is currently unable to determine the ultimate outcome of the above discussed matter and therefore, is unable to determine the effects on its consolidated financial statements, but, the ultimate outcome could be material to its consolidated results of operations in one or more future periods. See also the Company’s consolidated financial statements and related notes and Management and Discussion and Analysis and Results of Operations incorporated into the Company’s 2013 Form 10-K.

 LIQUIDITY AND CAPITAL RESOURCES

Net cash flows provided by operating activities were $9,791 and $44,754 in nine months 2014 and 2013, respectively. Nine months 2014 operating cash flows were adversely affected by the timing of our seasonal production resulting in higher inventories. In addition, changes in prepaid expenses and other assets in the nine months 2013 favorably affected the net cash flows from operating activities in the prior year nine month period.

Net cash used in investing activities was $21,088 in nine months 2014 compared to $54,761 in nine months 2013. Cash flows from investing activities reflect $37,416 and $63,992 relating to the purchase of available for sale securities during nine months 2014 and 2013, respectively. Nine months 2014 and 2013 investing activities also include capital expenditures of $7,315 and $10,593, respectively.  Capital expenditures for the 2014 year are anticipated to be generally in line with historical annualized spending, and are to be funded from the Company’s cash flow from operations and internal sources.

The Company’s consolidated financial statements include bank borrowings of $1,081 as of the end of third quarter 2014, all of which relates to its two majority owned and controlled Spanish companies. The Company had no other outstanding bank borrowings as of the end of third quarter 2014.

Financing activities include Company common stock purchases and retirements of $16,792 and $11,429 in nine months 2014 and 2013, respectively. Cash dividends of $14,415 and $9,517 were paid in nine months 2014 and 2013, respectively. Fourth quarter 2012 included an accelerated payment (from first quarter 2013) of the regular quarterly dividend of $4,656 ($0.08 per share) which has historically been paid during the first week in January. This was in response to the uncertainty surrounding the future federal tax treatment of dividends at that time after giving consideration to the Company’s cash and investment positions.

The Company’s current ratio (current assets divided by current liabilities) was 3.5 to 1 as of the end of third quarter 2014 as compared to 4.0 to 1 as of the end of fourth quarter 2013 and 3.1 to 1 as of the end of third quarter 2013. Net working capital was $195,287as of the end of third quarter 2014 as compared to $179,990 and $165,673 as of the end of fourth and third quarter 2013, respectively.

The aforementioned net working capital amounts are principally reflected in aggregate cash and cash equivalents and short-term investments which totaled $81,204 as of the end of third quarter 2014 compared to $121,855 and $64,313 as of the end of fourth and third quarters 2013, respectively. In addition, long term investments, principally debt securities comprising municipal bonds and trading securities, were $160,175 as of the end of third quarter 2014, as compared to $148,532 and $162,371 as of the end of fourth and third quarters 2013, respectively. Aggregate cash and cash equivalents and short and long-term investments were $241,379, $270,387, and $226,684, as of the end of third quarter 2014, and as of the end of fourth and third quarters 2013, respectively. The aforementioned includes $69,367, $63,215, and $58,968 as of the end of the third quarter 2014, and fourth and third quarters 2013, respectively, relating to trading securities which are used as an economic hedge for the Company’s deferred compensation liabilities. Investments in municipal bonds and other debt securities that matured during nine months 2014 and 2013 were generally used to purchase the Company’s common stock or were replaced with debt securities of similar maturities.

During fourth quarter 2013, the Company contributed $15,000 to a VEBA trust, managed and controlled by the Company, to fund the estimated future costs of certain employee health, welfare and other benefits. The Company is using these funds, as well as investment income in this VEBA trust, to pay the actual cost of such benefits beginning in fourth quarter 2013.  As of the end of third quarter 2014, the VEBA trust holds $10,758 of aggregate cash, cash equivalents and investments. This asset is included in prepaid expenses in current and long-term assets on the Company’s condensed consolidated statement of financial position.

As discussed above, Company management gained operating control of its two 50% owned Spanish companies in first quarter 2014, and further increased its control and ownership to 75% as of the end of second quarter 2014. The Company invested approximately $750 in the Spanish companies during second quarter 2014 resulting in its 75% ownership, and is likely to contribute approximately $750 in additional monies in fourth quarter 2014 or 2015. These Spanish companies had operating losses for each of the years 2008 through 2013 and for nine months 2014. Company management has restructured the Spanish operations and management believes that they should be nearing break-even cash flows from operating activities going forward as a result of this restructuring and other changes in business plans. Management believes that the business, competitive and economic challenges in Spain are likely to continue, and therefore, additional cash financing of these Spanish companies may be required in the future.

ACCOUNTING PRONOUNCEMENTS

See Note 1 of the Company’s condensed consolidated financial statements.

RISK FACTORS

The Company’s operations and financial results are subject to a number of risks and uncertainties that could adversely affect the Company’s operating results and financial condition. Significant risk factors, without limitation, that could impact the Company, are the following: (i) significant competitive activity, including advertising, promotional and price competition, and changes in consumer demand for the Company’s products; (ii) fluctuations in the cost and availability of commodities and ingredients, including the effects adverse weather, climate change, and disease in west Africa which could affect cocoa supplies; and the ability to recover cost increases through product sales price increases; (iii) inherent risks in the marketplace, including uncertainties about trade and consumer acceptance of product pricing changes and seasonal events such as Halloween, the Company’s largest sales season; (iv) the effect of acquisitions on the Company’s results of operations and financial condition; (v) the effect of changes in foreign currencies on the Company’s foreign subsidiaries operating results, and the effect of the fluctuation of the Canadian dollar on products manufactured in Canada and marketed and sold in the United States in U.S. dollars; (vi) the Company’s reliance on third party vendors for various goods and services, including commodities used for ingredients that are primarily grown or sourced from foreign locations; (vii) the Company’s ability to successfully implement new production processes and manufacturing automation without disruption or quality problems; (viii) the effect of changes in assumptions, including discount rates, sales growth and profit margins, which could affect the Company’s impairment testing and analysis of its goodwill and trademarks; (ix) changes in the confectionery marketplace including actions taken by major retailers and customers; (x) customer, consumer and competitor response to marketing programs, price, product weight adjustments, and new products; (xi) dependence on significant customers, including the volume and timing of their purchases, availability of shelf space, and competitive products; (xii) increases in energy costs, including freight and delivery, that cannot generally be passed along to customers through increased price realization due to competitive reasons; (xiii) any significant labor stoppages, strikes or production interruptions; (xiv) changes in governmental laws or regulations that affect ingredients used in products, or taxes, tariffs or other government restrictions on products sold; (xv) the adverse effects should the Company either voluntarily or involuntarily recall its product(s) from the marketplace; (xvi) the risk that the market value of Company’s investments could decline, including being classified as “other-than-temporary” as defined; (xvii) the Company’s dependence on its enterprise resource planning (ERP) computer system to manage its supply chain and customer deliveries, and the risk that the Company’s information technology systems fail to perform adequately; (xviii) the adverse effects if the Company is unable to protect its information technology systems against data corruption, cyber-based attacks or network security breaches; (xix)  the potential adverse effects on the Company as to changes to improve the funding status of the Bakery and Confectionery Union and Industry Pension Plan, a multi-employer plan which covers certain Company union employees; (xx) the adverse effects if restructuring efforts and changes in business plans with respect to the Company’s Spanish operations are not fully successful; and (xxi) the potential effects of current and future macroeconomic conditions and geopolitical events.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to various market risks, including fluctuations in and sufficient availability of sugar, corn syrup, edible oils, including soybean and palm oils, cocoa, dextrose, milk and whey, and gum-base input ingredients and packaging, and fuel costs principally relating to freight and delivery fuel surcharges. The Company is exposed to exchange rate fluctuations in the Canadian dollar which is the currency used for a portion of the raw material and packaging material costs and operating expenses at its Canadian plants.  The Company invests in securities with maturities dates of up to approximately three years, the majority of which are held to maturity, which limits the Company’s exposure to interest rate fluctuations. Except for the market risks associated with the Ebola epidemic and potential adverse effects on cocoa (one of the companies key product ingredients) producing countries in west Africa, there has been no material change in the Company’s market risks that would significantly affect the disclosures made in the Form 10-K for the year ended December 31, 2013.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, the Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 27, 2014 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 27, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

TOOTSIE ROLL INDUSTRIES, INC.

AND SUBSIDIARIES

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the Company’s purchases of its common stock during the quarter ended September 27, 2014:

				Approximate Dollar
	(a) Total		Shares	Value of Shares that
	Number of	(b) Average	Purchased as Part of	May Yet Be Purchased
	Shares	Price Paid per	Publicly Announced Plans	Under the Plans
Period	Purchased	Share	Or Programs	or Programs

Jun 29 to Jul 26	45,346	$28.32	Not Applicable	Not Applicable

Jul 27 to Aug 23	18,500	27.77	Not Applicable	Not Applicable

Aug 24 to Sep 27	164,959	27.90	Not Applicable	Not Applicable

Total	228,805	$27.97	Not Applicable	Not Applicable

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

TOOTSIE ROLL INDUSTRIES, INC.

Date:	November 5, 2014	BY:	/S/MELVIN J. GORDON
Melvin J. Gordon
Chairman and Chief
Executive Officer

Date:	November 5, 2014	BY:	/S/G. HOWARD EMBER, JR.
G. Howard Ember, Jr.
Vice President Finance and
Chief Financial Officer