Form 10-K
period 2014-12-31
TOOTSIE ROLL INDUSTRIES INC
filed 2015-02-27
CIK 98677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of February 16, 2015, there were outstanding 37,237,109 shares of Common Stock par value $.69-4/9 per share, and 22,886,441 shares of Class B Common Stock par value $.69-4/9 per share.

As of June 30, 2014, the aggregate market value of the Common Stock (based upon the closing price of the stock on the New York Stock Exchange on such date) held by non-affiliates was approximately $547,294,000. Class B Common Stock is not traded on any exchange, is restricted as to transfer or other disposition, but is convertible into Common Stock on a share-for-share basis. Upon such conversion, the resulting shares of Common Stock are freely transferable and publicly traded. Assuming all 22,886,441 shares of outstanding Class B Common Stock were converted into Common Stock, the aggregate market value of Common Stock held by non-affiliates on June 30, 2014 (based upon the closing price of the stock on the New York Stock Exchange on such date) would have been approximately $665,166,000. Determination of stock ownership by non-affiliates was made solely for the purpose of this requirement, and the Registrant is not bound by these determinations for any other purpose.

DOCUMENTS INCORPORATED BY REFERENCE

1.Portions of the Company’s Annual Report to Shareholders for the year ended December 31, 2014 (the “2014 Report”) are incorporated by reference in Parts I and II of this report and filed as an exhibit to this report.

2.Portions of the Company’s Definitive Proxy Statement for the Company’s Annual Meeting of Shareholders (the “2015 Proxy Statement”) scheduled to be held on May 4, 2015 are incorporated by reference in Part III of this report.

Forward-Looking Information

From time to time, in the Company’s statements and written reports, including this report, the Company discusses its expectations regarding future performance by making certain “forward-looking statements.”  Forward-looking statements can be identified by the use of words such as “anticipated,” “believe,” “expect,” “intend,” “estimate,” “project,” and other words of similar meaning in connection with a discussion of future operating or financial performance and are subject to certain factors, risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements.  These forward-looking statements are based on currently available competitive, financial and economic data and management’s views and assumptions regarding future events.  Such forward-looking statements are inherently uncertain, and actual results may differ materially from those expressed or implied herein.  Consequently, the Company wishes to caution readers not to place undue reliance on any forward-looking statements.  In connection with the “safe harbor provisions” of the Private Securities Litigation Reform Act of 1995, factors, among others, which could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein include those set forth in the subsection entitled “Risk Factors” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on Pages 11 and 12 of the 2014 Report, which subsection is incorporated herein by reference. In addition, the Company’s results may be affected by general factors, such as economic conditions, political developments, currency exchange rates, interest and inflation rates, accounting standards, taxes, and laws and regulations affecting the Company in markets where it competes and those factors described in Item 1A “Risk Factors” and elsewhere in this Annual Report on Form 10-K and in other Company filings with the Securities and Exchange Commission.

PART I

ITEM 1.Business.

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

The Company did not have a material backlog of firm orders at the end of the calendar years 2014 or 2013.

Although the Company experienced moderating costs for some ingredients in 2014 compared to 2013, unit costs for certain ingredients and packaging materials, freight and delivery, wages and benefits, and plant operations continued to increase further in 2014 compared to 2013. The Company has made progress toward restoring margins to their historical levels before the increases in commodity and other input costs in past years.

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

Sales revenues from Wal-Mart Stores, Inc. aggregated approximately 23.7%, 23.8%, and 23.5% of net product sales during the years ended December 31, 2014, 2013 and 2012, respectively. Some of the aforementioned sales to Wal-Mart are sold to McLane Company, a large national grocery wholesaler, which services and delivers certain of the Company products to Wal-Mart and other retailers in the U.S.A. Net product sales revenues from McLane, which includes these Wal-Mart sales as well as sales and deliveries to other Company customers, were 15.3% in 2014 and 15.1% in 2013; such revenues from McLane were less than 10% in 2012. Although no other customers other than

McLane Company, Inc. and Wal-Mart Stores, Inc. accounted for more than 10% of net product sales, the loss of one or more significant customers could have a material adverse effect on the Company’s business.

For a summary of sales and long-lived assets of the Company by geographic area see Note 9 of the “Notes to Consolidated Financial Statements” on Page 23 of the 2014 Report and on Page 3 of the 2014 Report under the section entitled “International.” Note 9 and the aforesaid section are incorporated herein by reference.

Information regarding the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, will be made available, free of charge, upon written request to Tootsie Roll Industries, Inc., 7401 South Cicero Avenue, Chicago, Illinois 60629, Attention: Barry Bowen, Treasurer and Assistant Secretary. The Company does not make all such reports available on its website at www.tootsie.com because it believes that they are readily available from the Securities Exchange Commission at www.sec.gov, and because the Company provides them free of charge upon request. Interested parties, including shareholders, may communicate to the Board of Directors or any individual director in writing, by regular mail, addressed to the Board of Directors or an individual director, in care of Tootsie Roll Industries, Inc., 7401 South Cicero Avenue, Chicago, Illinois 60629, Attention: Ellen R. Gordon, Chairman and Chief Executive Officer. If an interested party wishes to communicate directly with the Company’s non-employee directors, it should be noted on the cover of the communication.

ITEM 1A.Risk Factors.

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

•

Risk of dependence on large customers  - The Company’s largest customer, Wal-Mart Stores, Inc., accounted for approximately 23.7% of net product sales in 2014, and other large national chains are also material to the Company’s sales. The loss of Wal-Mart Stores, Inc. or one or more other large customers, or a material decrease in purchases by one or more large customers, could result in decreased sales and adversely impact the Company’s results of operations and financial condition.

•

Risk of changes in consumer preferences and tastes - Failure to adequately anticipate and react to changing demographics, consumer trends, consumer health concerns and product preferences could have an adverse impact on the Company’s results of operations and financial condition.

•

Risk of economic conditions on consumer purchases - The Company’s sales are impacted by consumer spending levels and impulse purchases which are affected by general macroeconomic conditions, consumer confidence, employment levels, disposable income, availability of consumer credit and interest rates on that credit, consumer debt levels, energy costs and other factors. Volatility in food and energy costs, rising unemployment and/or underemployment, declines in personal spending, and recessionary economic conditions could adversely impact the Company’s revenues, profitability and financial condition.

•

Risks related to environmental matters - The Company’s operations are not particularly impactful on the environment, but increased government environmental regulation or legislation could adversely impact the Company’s profitability.

Risks relating to participation in the multi-employer pension plan for certain Company union employees - As outlined in Note 7 (page 22) to the consolidated financial statements and discussed in the Management’s Discussion & Analysis (page 6), the Company participates in a multi-employer pension plan (Plan) which is currently in critical status, the “Red Zone”, as defined by applicable law. Under terms of a rehabilitation plan, the Company is to be assessed 5% annual compounded surcharges on its contributions to the Plan until such time as the Plan emerges from critical status. Should the Company withdraw from the Plan, it would subject to a withdrawal liability which is discussed in Note 7 to the consolidated financial statements. The Company is currently unable to determine the ultimate outcome of this matter and therefore, is unable to determine the effects on its consolidated financial statements, but, the ultimate outcome could be material to its consolidated results of operations in one or more future periods.

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

•

Risk of the cost of energy increasing - Higher energy costs would likely result in higher distribution, freight and other operating costs. The Company may not be able to offset these cost increases or pass such cost increases onto customers in the form of price increases, which could have an adverse impact on the Company’s results of operations and financial condition.

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

•

The Company is a controlled company due to the common stock holdings of the Gordon family - The Gordon family’s share ownership represents a majority of the combined voting power of all classes of the Company’s common stock as of December 31, 2014. As a result, the Gordon family has the power to elect the Company’s directors and approve actions requiring the approval of the shareholders of the Company.

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

See also the subsection entitled "Risk Factors" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Pages 11 and 12 of the 2014 Report (Exhibit 13 to this Annual Report on Form 10-K), which subsection is incorporated herein by reference.

ITEM 1B.Unresolved Staff Comments.

None.

ITEM 2.Properties.

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

The Company’s other principal manufacturing, warehousing and distribution facilities, all of which are owned, are:

Location	Square Feet (a)

Covington, Tennessee	685,000
Cambridge, Massachusetts	142,000
Delavan, Wisconsin	162,000
Concord, Ontario, Canada	280,500	(b)
Hazelton, Pennsylvania	240,000	(c)
Mexico City, Mexico	90,000
Barcelona, Spain	93,000	(d)

(a)	Square footage is approximate and includes production, warehousing and office space.

(b)	Two facilities; a third owned facility, comprising 225,000 square feet of warehousing space, and which is excluded from the reported totals above, is leased to a third party.

(c)	Warehousing only.

(d)	Excludes 9,500 square feet of unused office space in a separate facility.

The Company owns substantially all of the production machinery and equipment located in its plants.  The Company also holds four commercial real estate properties for investment which were acquired with the proceeds from a sale of surplus real estate in 2005.

ITEM 3.Legal Proceedings.

There are no material pending legal proceedings known to the Company to which the Company or any of its subsidiaries is a party or of which any of their property is the subject, and no penalties have been imposed by the Internal Revenue Service on the Company.

ADDITIONAL ITEM.Executive Officers of the Registrant.

See the information on Executive Officers set forth in the table in Part III, Item 10, Page 11 of this report, which is incorporated herein by reference.

ITEM 4.Mine Safety Disclosures.

None

PART II

ITEM 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the New York Stock Exchange.  The Company’s Class B common stock is subject to restrictions on transferability. The Class B common stock is convertible at the option of the holder into shares of Common Stock on a share-for-share basis. As of February 27, 2015, there were approximately 3,000 and 1,100 registered holders of record of common and Class B common stock, respectively. In addition, the Company estimates that as of February 27, 2015 there were 11,800 and 4,300 beneficial holders of common and class B Common Stock, respectively. For information on the market price of, and dividends paid with respect to the Company’s common stock, see the section entitled “2014-2013 Quarterly Summary of Tootsie Roll Industries, Inc. Stock Price and Dividends Per Share” which appears on Page 28 of the 2014 Report.  This section is incorporated herein by reference and filed as an exhibit to this report.

The following table sets forth information about the shares of its common stock the Company purchased on the open market during the fiscal quarter ended December 31, 2014:

Issuer Purchases of Equity Securities

			Total Number of	Maximum Number (or
	Total	Average	Shares Purchased	Approximate Dollar Value)
	Number	Price	as Part of Publicly	of Shares that May Yet
	of Shares	Paid per	Announced Plans	be Purchased Under the
Period	Purchased	Share	or Programs	Plans or Programs

Sep 28 to Oct 25	75,125	$28.05	Not Applicable	Not Applicable
Oct 26 to Nov 22	81,513	29.13	Not Applicable	Not Applicable
Nov 23 to Dec 31	128,922	28.97	Not Applicable	Not Applicable
Total	285,560	$28.77

While the Company does not have a formal or publicly announced Company common stock purchase program, the Company repurchases its common shares on the open market from time to time as authorized by the Board of Directors.

ITEM 6.Selected Financial Data.

See the section entitled “Five Year Summary of Earnings and Financial Highlights” which appears on Page 29 of the 2014 Report.  This section is incorporated herein by reference and filed as an exhibit to this report.

ITEM 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on Pages 4-12 of the 2014 Report. This section is incorporated herein by reference and filed as an exhibit to this report.

ITEM 7A.Quantitative and Qualitative Disclosures About Market Risk.

See the section entitled “Market Risks” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on Pages 11 and 12 of the 2014 Report. This section is incorporated herein by reference and filed as an exhibit to this report.

See also Note 1 of the “Notes to Consolidated Financial Statements” commencing on Page 18 of the 2014 Report, which is incorporated herein by reference.

ITEM 8.Financial Statements and Supplementary Data.

The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 27, 2015, appearing on Pages 13-26 of the 2014 Report and the “Quarterly Financial Data (Unaudited)” on Page 28 of the 2014 Report are incorporated by reference in this report. With the exception of the aforementioned information and the information incorporated in Items 1, 5, 6, 7, 7A, and 9A, the 2014 Report is not to be deemed filed as part of this report.

ITEM 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.Controls And Procedures.

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

Internal Control over Financial Reporting

(a) See Page 27 of the 2014 Report for “Management’s Report on Internal Control Over Financial Reporting,” which is incorporated herein by reference.

(b) See Page 26 of the 2014 Report for the attestation report of the Company’s independent registered public accounting firm, which is incorporated herein by reference.

(c) There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.Other Information.

None

PART III

ITEM 10.Directors, Executive Officers and Corporate Governance.

See the information with respect to the Directors of the Company which is set forth in the section entitled “Election of Directors” of the 2015 Proxy Statement, which section of the 2015 Proxy Statement is incorporated herein by reference. See the information in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s 2015 Proxy Statement, which section is incorporated herein by reference.

The following table sets forth the information with respect to the executive officers of the Company:

Name	Position (1)	Age

Ellen R. Gordon*	Chairman of the Board and Chief Executive Officer	83

G. Howard Ember Jr.	Vice President/Finance	62

John W. Newlin Jr.	Vice President/Manufacturing	77

Thomas E. Corr	Vice President/Marketing and Sales	66

John P. Majors	Vice President/Distribution	53

Barry P. Bowen	Treasurer	59

*            A member of the Board of Directors of the Company.

(1)

All of the above named officers have served in the positions set forth in the table as their principal occupations for more than the past five years except for Mrs. Gordon who was appointed to her current position on January 20, 2015. Mrs. Gordon also serves as Vice President of HDI Investment Corp., a family investment company.

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

ITEM 11.Executive Compensation.

See the information set forth in the sections entitled “Executive Compensation” and “Director Compensation” of the Company’s 2015 Proxy Statement, which are incorporated herein by reference.

ITEM 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

For information with respect to the beneficial ownership of the Company’s common stock and Class B common stock by the beneficial owners of more than 5% of said shares and by the management of the Company, see the sections entitled “Ownership of Common Stock and Class B Common Stock by Certain Beneficial Owners” and “Ownership of Common Stock and Class B Common Stock by Management” of the 2015 Proxy Statement. These

sections of the 2015 Proxy Statement are incorporated herein by reference. The Company does not have any compensation plans under which equity securities of the Company are authorized for issuance.

ITEM 13.Certain Relationships and Related Transactions, and Director Independence.

See the section entitled “Related Person Transactions” of the 2015 Proxy Statement, which is incorporated herein by reference.

Our board of directors has determined that our non-management directors, Messrs. Seibert and Bergeman and Ms. Lewis-Brent, are independent under the New York Stock Exchange listing standards because they have no direct or indirect relationship with the Company other than through their service on the Board of Directors.

ITEM 14.Principal Accounting Fees and Services.

See the section entitled “Independent Auditor Fees and Services” of the 2015 Proxy Statement, which is incorporated herein by reference.

ITEM 15.Exhibits, Financial Statements Schedule.

(a)Financial Statements.

The following financial statements and schedule are filed as part of this report:

(1)Financial Statements (filed herewith as part of Exhibit 13):

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Earnings and Retained Earnings for each of the three years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Comprehensive Earnings for each of the three years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Financial Position at December 31, 2014 and 2013

Consolidated Statements of Cash Flows for each of the three years ended in the period December 31, 2014,  2013 and 2012

Notes to Consolidated Financial Statements

(2)Financial Statement Schedule:

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

For the three years ended December 31, 2014, 2013 and 2012 — Valuation and Qualifying Accounts

(3)Exhibits required by Item 601 of Regulation S-K:

See Index to Exhibits which appears following Financial Schedule II.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Tootsie Roll Industries, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOOTSIE ROLL INDUSTRIES, INC.

By:	Ellen R. Gordon
Ellen R. Gordon, Chairman of the Board of Directors and Chief Executive Officer

Date:	February 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Ellen R. Gordon	Chairman of the Board of Directors and Chief Executive Officer	February 27, 2015
Ellen R. Gordon	(principal executive officer)

Richard P. Bergeman	Director	February 27, 2015
Richard P. Bergeman

Lana Jane Lewis-Brent	Director	February 27, 2015
Lana Jane Lewis-Brent

Barre A. Seibert	Director	February 27, 2015
Barre A. Seibert

G. Howard Ember, Jr.	Vice President, Finance	February 27, 2015
G. Howard Ember, Jr.	(principal financial officer and principal accounting officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Tootsie Roll Industries, Inc.:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 27, 2015 appearing in the 2014 Annual Report to Shareholders of Tootsie Roll Industries, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Chicago, IL
February 27, 2015

TOOTSIE ROLL INDUSTRIES, INC.
AND SUBSIDIARY COMPANIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS (in thousands)

DECEMBER 31, 2014, 2013 AND 2012

		Additions
		(reductions)
	Balance at	charged		Balance at
	beginning	(credited) to		End of
Description	of year	expense	Deductions(1)	Year

2014:
Reserve for bad debts	$1,398	$29	$127	$1,300
Reserve for cash discounts	644	9,667	9,643	668
Deferred tax asset valuation	957	1,521	—	2,478
	$2,999	$11,217	$9,770	$4,446

2013:
Reserve for bad debts	$1,462	$16	$80	$1,398
Reserve for cash discounts	680	9,725	9,761	644
Deferred tax asset valuation	2,040	(1,083)	—	957
	$4,182	$8,658	$9,841	$2,999

2012:
Reserve for bad debts	$998	$511	$47	$1,462
Reserve for cash discounts	733	9,959	10,012	680
Deferred tax asset valuation	2,190	(150)	—	2,040
	$3,921	$10,320	$10,059	$4,182

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

13

The following items incorporated by reference herein from the Company’s 2014 Annual Report to Shareholders for the year ended December 31, 2014 (the “2014 Report”), are filed as Exhibits to this report:

	(i)	Information under the section entitled “International” set forth on Page 3 of the 2014 Report;

	(ii)	Information under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth on Pages 4-12 of the 2014 Report;

	(iii)	Information under the subsection entitled “Risk Factors” set forth on Pages 11-12 of the 2014 Report;

	(iv)	Consolidated Statements of Financial Position at December 31, 2014 and 2013 set forth on Pages 15-16 of the 2014 Report;

	(v)	Consolidated Statements of Earnings, and Retained Earnings for the three years ended December 31, 2014, 2013 and 2012 set forth on Page 13 of the 2014 Report;

	(vi)	Consolidated Statements of Comprehensive Earnings for the three years ended December 31, 2014, 2013 and 2012 set forth on Page 14 of the 2014 Report;

	(vii)	Consolidated Statements of Cash Flows for the three years ended December 31, 2014, 2013 and 2012 set forth on Page 17 of the 2014 Report;

	(viii)	Notes to Consolidated Financial Statements set forth on Pages 18-25 of the 2014 Report;

	(ix)	Management’s Report on Internal Control over Financial Reporting set forth on Page 27 of the 2014 Report;

	(x)	Report of Independent Registered Public Accounting Firm set forth on Page 26 of the 2014 Report;

	(xi)	Quarterly Financial Data set forth on Page 28 of the 2014 Report;

	(xii)	Information under the section entitled “2014-2013 Quarterly Summary of Tootsie Roll Industries, Inc. Stock Price and Dividends per Share” set forth on Page 28 of the 2014 Report; and

	(xiii)	Information under the section entitled “Five Year Summary of Earnings and Financial Highlights” set forth on Page 29 of the 2014 Report.

21	List of Subsidiaries of the Company.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements and notes from Tootsie Roll Industries, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 27, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings and Retained Earnings; (ii) Consolidated Statements of Comprehensive Earnings; (iii) Consolidated Statements of Financial Position;  (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

*Management compensation plan or arrangement.