Form 10-Q
period 2015-03-31
TOOTSIE ROLL INDUSTRIES INC
filed 2015-05-08
CIK 98677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (March 31, 2015).

Class	Outstanding

Common Stock, $.69 4/9 par value	38,257,206
Class B Common Stock, $.69 4/9 par value	23,570,596

TOOTSIE ROLL INDUSTRIES, INC.

March 31, 2015

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See “Forward-Looking Statements” under Part I — Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands)  (UNAUDITED)

	March 31, 2015	December 31, 2014	March 29, 2014

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$85,430	$100,108	$51,179
Investments	52,530	39,450	37,772
Trade accounts receivable, less allowances of $1,976, $1,968 & $2,068	41,511	43,253	45,292
Other receivables	3,965	3,577	3,925
Inventories:
Finished goods & work-in-process	52,591	44,549	50,354
Raw material & supplies	28,262	25,830	29,913
Prepaid expenses	6,198	6,060	5,962
Deferred income taxes	7,094	1,794	2,955

Total current assets	277,581	264,621	227,352

PROPERTY, PLANT & EQUIPMENT, at cost:

Land	22,251	22,360	22,540
Buildings	113,199	113,279	111,409
Machinery & equipment	350,497	350,929	342,217
Construction in progress	3,645	1,641	5,393
	489,592	488,209	481,559
Less-accumulated depreciation	302,877	298,128	284,724
Net property, plant and equipment	186,715	190,081	196,835

OTHER ASSETS:

Goodwill	73,237	73,237	73,237
Trademarks	175,024	175,024	175,024
Investments	156,053	163,579	163,865
Split dollar officer life insurance	33,632	33,632	40,296
Prepaid expenses	5,889	6,927	9,375
Restricted cash	1,225	1,589	1,805
Deferred income taxes	1,575	1,696	4,121
Total other assets	446,635	455,684	467,723

Total assets	$910,931	$910,386	$891,910

(The accompanying notes are an integral part of these statements.)

(in thousands except per share data) (UNAUDITED)

	March 31, 2015	December 31, 2014	March 29, 2014

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$14,432	$11,641	$14,566
Bank loans	179	124	226
Dividends payable	130	4,814	115
Accrued liabilities	43,551	46,482	45,038
Postretirement health care and life insurance benefits	328	328	319
Income taxes payable	2,807	1,070	3,783
Deferred compensation	14,284	-	-
Total current liabilities	75,711	64,459	64,047

NONCURRENT LIABILITIES:

Deferred income taxes	51,844	47,356	54,072
Bank loans	484	694	1,011
Postretirement health care and life insurance benefits	12,154	11,983	8,999
Industrial development bonds	7,500	7,500	7,500
Liability for uncertain tax positions	8,453	8,584	9,826
Deferred compensation and other liabilities	66,678	78,674	70,238
Total noncurrent liabilities	147,113	154,791	151,646

TOOTSIE ROLL INDUSTRIES, INC. SHAREHOLDERS’ EQUITY:

Common stock, $.69-4/9 par value- 120,000 shares authorized; 38,257, 37,285 & 37,861, respectively, issued	26,567	25,892	26,293
Class B common stock, $.69-4/9 par value- 40,000 shares authorized; 23,571, 22,887 & 22,915, respectively, issued	16,368	15,894	15,913
Capital in excess of par value	650,724	599,186	615,922
Retained earnings	11,922	64,927	25,694
Accumulated other comprehensive loss	(15,758)	(13,098)	(6,153)
Treasury stock (at cost)- 80, 78 & 78 shares, respectively	(1,992)	(1,992)	(1,992)
Total Tootsie Roll Industries, Inc. shareholders’ equity	687,831	690,809	675,677
Noncontrolling interests	276	327	540
Total equity	688,107	691,136	676,217
Total liabilities and shareholders’ equity	$910,931	$910,386	$891,910

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

EARNINGS AND RETAINED EARNINGS

(in thousands except per share amounts)    (UNAUDITED)

	Quarter Ended
	March 31, 2015	March 29, 2014

Net product sales	$105,477	$106,812
Rental and royalty revenue	844	970

Total revenue	106,321	107,782

Product cost of goods sold	67,145	66,865
Rental and royalty cost	228	258

Total costs	67,373	67,123

Product gross margin	38,332	39,947
Rental and royalty gross margin	616	712

Total gross margin	38,948	40,659

Selling, marketing and administrative expenses	25,984	25,631

Earnings from operations	12,964	15,028

Other income, net	473	1,666

Earnings before income taxes	13,437	16,694
Provision for income taxes	4,334	7,337
Net earnings	9,103	9,357
Less: Net loss attributable to noncontrolling interests	51	224
Net earnings attributable to Tootsie Roll Industries, Inc.	9,154	9,581

Net earnings attributable to Tootsie Roll Industries, Inc. per share	$0.15	$0.15
Dividends per share *	$0.08	$0.08

Average number of shares outstanding	61,831	62,610

Retained earnings at beginning of period	$64,927	$73,109
Net earnings attributable to Tootsie Roll Industries, Inc.	9,154	9,581
Cash dividends	(4,800)	(4,715)
Stock dividends	(57,359)	(52,281)

Retained earnings at end of period	$11,922	$25,694

*Does not include 3% stock dividend to shareholders of record on 4/10/15 and 4/4/14.

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS

(in thousands except per share amounts) (UNAUDITED)

	Quarter Ended
	March 31, 2015	March 29, 2014

Net earnings	$9,103	$9,357

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(1,159)	(1,318)

Pension and postretirement reclassification adjustments:
Unrealized gains (losses) for the period on postretirement and pension benefits	-	-
Less: reclassification adjustment for (gains) losses to net earnings	(363)	(451)
Unrealized gains (losses) on postretirement and pension benefits	(363)	(451)

Investments:
Unrealized gains (losses) for the period on investments	371	(216)
Less: reclassification adjustment for (gains) losses to net earnings	-	-
Unrealized gains (losses) on investments	371	(216)

Derivatives:
Unrealized gains (losses) for the period on derivatives	(3,037)	(833)
Less: reclassification adjustment for (gains) losses to net earnings	675	437
Unrealized gains (losses) on derivatives	(2,362)	(396)

Total other comprehensive income (loss), before tax	(3,513)	(2,381)
Income tax benefit (expense) related to items of other comprehensive income	853	866
Total comprehensive earnings	6,443	7,842
Comprehensive earnings attributable to noncontrolling interests	51	224
Total comprehensive earnings attributable to Tootsie Roll Industries, Inc.	$6,494	$8,066

 (The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)   (UNAUDITED)

	Year to Date Ended
	March 31, 2015	March 29, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$9,103	$9,357
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	5,050	5,124
Loss on step acquisition	-	529
Amortization of marketable security premiums	791	829
Changes in operating assets and liabilities:
Accounts receivable	1,450	(3,088)
Other receivables	(404)	563
Inventories	(10,847)	(16,663)
Prepaid expenses and other assets	888	534
Accounts payable and accrued liabilities	(968)	1,544
Income taxes payable and deferred	2,041	3,787
Postretirement health care and life insurance benefits	(192)	(309)
Deferred compensation and other liabilities	109	441
Net cash from operating activities	7,021	2,648
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash acquired in step acquisition	-	161
Restricted cash	175	179
Capital expenditures	(2,418)	(2,138)
Net sales (purchases) of trading securities	(2,072)	80
Purchase of available for sale securities	(9,107)	(25,034)
Sale and maturity of available for sale securities	6,622	4,410
Net cash used in investing activities	(6,800)	(22,342)
CASH FLOWS FROM FINANCING ACTIVITIES:
Shares purchased and retired	(4,544)	(7,864)
Dividends paid in cash	(9,613)	(9,458)
Repayment of bank loans	(52)	(73)
Net cash used in financing activities	(14,209)	(17,395)
Effect of exchange rate changes on cash	(690)	(15)
Decrease in cash and cash equivalents	(14,678)	(37,104)
Cash and cash equivalents at beginning of year	100,108	88,283
Cash and cash equivalents at end of quarter	$85,430	$51,179
Supplemental cash flow information:
Income taxes paid, net	$2,410	$1,419
Interest paid	$11	$30
Stock dividend issued	$57,230	$52,165

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(in thousands except per share amounts) (UNAUDITED)

Note 1 — Significant Accounting Policies

General Information

Foregoing data has been prepared from the unaudited financial records of Tootsie Roll Industries, Inc. (the Company) and in the opinion of management all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the interim period have been reflected. Certain amounts previously reported have been reclassified to conform to the current year presentation. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s 2014 Annual Report on Form 10-K.

Results of operations for first quarter 2015 are not necessarily indicative of results to be expected for the year to end December 31, 2015 because of the seasonal nature of the Company’s operations. Historically, the third quarter has been the Company’s largest sales quarter due to pre-Halloween sales.

The results of the Company’s two less than wholly owned Spanish companies are consolidated and a noncontrolling interest has been recorded. (See Note 10.)

Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09 that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the new guidance to determine the impact it may have on the condensed consolidated financial statements.

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

Note 2 — Average Shares Outstanding

The average number of shares outstanding for year to date ended March 31, 2015 reflect stock purchases of 143 shares for $4,544 and a 3% stock dividend distributed on April 10, 2015. The average number of shares outstanding for year to date ended March 29, 2014 reflect stock purchases of 257 shares for $7,864 and a 3% stock dividend distributed on April 4, 2014.

Note 3 — Income Taxes

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company remains subject to examination by U.S. federal and state and foreign tax authorities for the years 2011  through 2013. With few exceptions, including an audit examination of the Companies amended U.S income tax returns for 2009 and 2010, the Company is no longer subject to examination by tax authorities for the year 2010 and prior. The consolidated effective tax rates were 32.3% and 43.9% in first quarter 2015 and 2014, respectively. The higher effective income tax rate in first quarter 2014 reflects the reversal of deferred tax assets of $2,350 in first quarter 2014 relating to the step acquisition of the Spanish companies as discussed in Note 10.

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

As of March 31, 2015, December 31, 2014 and March 29, 2014, the Company held certain financial assets that are required to be measured at fair value on a recurring basis. These included derivative hedging instruments related to the purchase of certain raw materials and foreign currencies, investments in trading securities and available for sale securities, including an auction rate security. The Company’s available for sale and trading securities principally consist of municipal bonds and mutual funds that are publicly traded.

The following table presents information about the Company’s financial assets and liabilities measured at fair value as of March 31, 2015, December 31, 2014 and March 29, 2014, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Estimated Fair Value March 31, 2015
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$85,430	$85,430	$-	$-
Available for sale securities	133,412	2,461	130,951	-
Foreign currency forward contracts	(3,328)	-	(3,328)	-
Commodity futures contracts	(1,709)	(1,709)	-	-
Trading securities	75,171	75,171	-	-
Total assets measured at fair value	$288,976	$161,353	$127,623	$-

	Estimated Fair Value December 31, 2014
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$100,108	$100,108	$-	$-
Available for sale securities	131,347	2,446	128,901	-
Foreign currency forward contracts	(1,939)	-	(1,939)	-
Commodity futures contracts, net	(737)	(737)	-	-
Trading securities	71,682	71,682	-	-
Total assets measured at fair value	$300,461	$173,499	$126,962	$-

	Estimated Fair Value March 29, 2014
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$51,179	$51,179	$-	$-
Available for sale securities	138,225	-	138,225	-
Foreign currency forward contracts	(1,613)	-	(1,613)	-
Commodity futures contracts	388	388	-	-
Trading securities	63,412	63,412	-	-
Total assets measured at fair value	$251,591	$114,979	$136,612	$-

The fair value of the Company’s industrial revenue development bonds at March 31, 2015, December 31, 2014 and March  29, 2014 were valued using Level 2 inputs which approximates the carrying value of $7,500 for the respective periods. Interest rates on these bonds are reset weekly based on current market conditions.

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

The following table summarizes the Company’s outstanding derivative contracts and their effects on its Condensed Consolidated Statements of Financial Position at March 31, 2015, December 31, 2014 and March 29, 2014:

	March 31, 2015
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$23,443	$-	$(3,328)
Commodity futures contracts	15,966	31	(1,740)
Total derivatives designated as hedging instruments		31	(5,068)
Derivatives not designated as hedging instruments:
Commodity futures contracts	-	-	-
Total derivatives not designated as hedging instruments		-	-
Total derivatives		$31	$(5,068)

	December 31, 2014
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$27,603	$-	$(1,939)
Commodity futures contracts	5,422	23	(760)
Total derivatives designated as hedging instruments		23	(2,699)
Derivatives not designated as hedging instruments:
Commodity futures contracts		-	-
Total derivatives not designated as hedging instruments		-	-
Total derivatives		$23	$(2,699)

	March 29, 2014
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$44,665	$-	$(1,613)
Commodity futures contracts	5,154	382	-
Total derivatives designated as hedging instruments		382	(1,613)
Derivatives not designated as hedging instruments:
Commodity futures contracts	195	6	-
Total derivatives not designated as hedging instruments		6	-
Total derivatives		$388	$(1,613)

The effects of derivative instruments on the Company’s Condensed Consolidated Statement of Earnings and Retained Earnings and the Condensed Consolidated Statement of Comprehensive Earnings for periods ended March 31, 2015 and March 29, 2014 are as follows:

	For Quarter Ended March 31, 2015
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain(Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$(1,903)	$(513)	$-
Commodity futures contracts	(1,134)	(162)	-
Total	$(3,037)	$(675)	$-

	For Quarter Ended March 29, 2014
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain(Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$(1,191)	$(262)	$-
Commodity futures contracts	358	(175)	-
Total	$(833)	$(437)	$-

During the quarters ended March 31, 2015 and March 29, 2014, the Company recognized losses of $0 and $6 respectively, related to mark-to-market accounting for certain commodity option and future contracts.

Note 6 — Pension Plans

Beginning in 2012, the Company received notices from the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union (BC&T) Pension Plan (Plan), a multi-employer defined benefit pension plan for certain Company union employees. The notices indicated that the Plan’s actuary certified the Plan to be in “critical status”, the “Red Zone”, as defined by the Pension Protection Act (PPA) and the Pension Benefit Guaranty Corporation (PBGC), and that a plan of rehabilitation was adopted by the trustees of the Plan in fourth quarter 2012. The rehabilitation plan, which continues, requires that employer contributions include 5% compounded annual surcharge increases each year for an unspecified period of time beginning January 2013 (in addition to the 5% interim surcharge initiated in June 2012) as well as certain plan benefit reductions. Under the plan of rehabilitation, the Plan is projected to emerge from critical status sometime beyond a 30 year projection period. In the event that a plan does not have the financial resources to ultimately pay benefits at a level specified by law, then it must apply to the PBGC for government financial assistance. The Trustees have advised that neither the PPA nor regulatory guidance currently defines the rehabilitation standards for a plan that is not designed to emerge from critical status within the prescribed 10-year rehabilitation period. Recently enacted legislation (Multiemployer Pension Reform Act of 2014) may also affect the future of this Plan.

The Company was previously advised by the Plan that if the Company had withdrawn from the Plan during 2012 its estimated withdrawal liability would have been $37,200. The Company was recently advised by the Plan that its withdrawal liability would have been $56,400 if it had withdrawn from the Plan during 2014. The increase from 2012 to 2014 principally reflects changes in key actuarial assumptions, principally the effects of a lower interest rates proscribed by PBGC which were partially used to determine the present value of vested benefits, and a change to a more conservative mortality table. Should the Company actually withdraw from the Plan at a future date, a withdrawal liability, which could be higher than the above discussed amounts, could be payable to the Plan.

Pension expense, including surcharges as discussed above, for the BC&T Plan for first quarter 2015 and 2014 was $552 and $579, respectively. The aforementioned includes surcharge increases of $96 and $72 in first quarter 2015 and 2014, respectively, related to contribution increases under the plan of rehabilitation.

Subsequent to the end of first quarter 2015, the Company received new notices that the Plan is in “critical and declining status”, as defined by the PPA and PBGC, for the plan year beginning January 1, 2015, and that the Plan is projected to have an accumulated funding deficiency for the 2017 through 2024 plan years. The recent notices advised that the Plan’s actuarially determined asset values would fund 65.11%,  66.41% and 66.86% of its liabilities as of its January 1, 2014, 2013, and 2012 plan valuation dates, respectively. The aforementioned funding percentages are based on actuarially determined asset valuations which differ from the market values of the Plan’s assets on these dates. Based on the market values of the Plan’s investments, its funded percentages were 60.2% and 55.3% as of January 1, 2014 and 2013, respectively. The notice also indicates that as of the January 1, 2014 valuation date, 20.8% of plan participants were active participants working for a participating employer, 51.4% were retired and receiving benefits, and 27.8% were retired or separated from service and entitled to future benefits.

The Company is currently unable to determine the ultimate outcome of the above discussed matter and therefore, is unable to determine the effects on its consolidated financial statements, but, the ultimate outcome or the effects of any modifications to the current rehabilitation plan could be material to its consolidated results of operations in one or more future periods. See also the Company’s consolidated financial statements and related notes and Management and Discussion and Analysis and Results of Operations incorporated into the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”).

Note 7 — Accumulated Other Comprehensive Earnings (Loss)

Accumulated Other Comprehensive Earnings (Loss) consists of the following components:

						Accumulated
	Foreign		Foreign		Postretirement	Other
	Currency		Currency	Commodity	and Pension	Comprehensive
	Translation	Investments	Derivatives	Derivatives	Benefits	Earnings (Loss)
Balance at December 31, 2014	$(17,499)	$(332)	$(1,236)	$(470)	$6,439	$(13,098)
Other comprehensive earnings (loss) before reclassifications	(1,159)	237	(1,214)	(722)	-	(2,858)
Reclassifications from accumulated other comprehensive loss	-	-	327	103	(232)	198
Other comprehensive earnings (loss) net of tax	(1,159)	237	(887)	(619)	(232)	(2,660)
Balance at March 31, 2015	$(18,658)	$(95)	$(2,123)	$(1,089)	$6,207	$(15,758)

						Accumulated
	Foreign		Foreign		Postretirement	Other
	Currency		Currency	Commodity	and Pension	Comprehensive
	Translation	Investments	Derivatives	Derivatives	Benefits	Earnings (Loss)
Balance at December 31, 2013	$(13,527)	$54	$(436)	$(96)	$9,367	$(4,638)
Other comprehensive earnings (loss) before reclassifications	(837)	(138)	(760)	229	-	(1,506)
Reclassifications from accumulated other comprehensive loss	-	-	167	112	(288)	(9)
Other comprehensive earnings (loss) net of tax	(837)	(138)	(593)	341	(288)	(1,515)
Balance at March 29, 2014	$(14,364)	$(84)	$(1,029)	$245	$9,079	$(6,153)

The amounts reclassified from accumulated other comprehensive income (loss) consisted of the following:

Details about Accumulated Other	Quarter Ended
Comprehensive Income Components	March 31, 2015	March 29, 2014	Location of (Gain) Loss Recognized in Earnings
Foreign currency derivatives	$513	$262	Other income, net
Commodity derivatives	162	175	Product cost of goods sold
Postretirement and pension benefits	(185)	(230)	Selling, marketing and administrative expenses
Postretirement and pension benefits	(178)	(221)	Product cost of goods sold
Total before tax	312	(14)
Tax (expense) benefit	(114)	5
Net of tax	$198	$(9)

Note 8 — Restricted Cash

Restricted cash comprises certain cash deposits of the Company’s less than wholly owned Spanish companies (see Note 10) with international banks that are pledged as collateral for letters of credit and bank borrowings.

Note 9 — Bank Loans

Long term bank loans comprise borrowings by the Company’s less than wholly owned Spanish companies (see Note 10) which are held by international banks. The average weighted interest rate in first quarter 2015 and first quarter 2014 was 0.5  % and 3.2%, respectively and maturity dates range from 1 to 4 years for both periods. Short term bank loans also relate to the Company’s less than wholly owned Spanish companies.

Note 10 — Step Acquisition

During first quarter 2014, the Company gained operating control of its two 50% owned Spanish companies when Company employee representatives assumed all positions on their boards of directors. This was considered a step acquisition, whereby the Company remeasured the previously held investment to fair value in first quarter 2014. As a result, the Company’s first quarter 2014 net earnings include a net loss of $529, including an additional income tax provision of $2,350 relating to deferred income taxes. During 2014, the Company further increased its control and ownership to 83% by subscribing to additional common shares of these Spanish subsidiaries for approximately $1,400  ($1,200 was paid in 2014, and the balance will be paid in 2015). The accompanying consolidated financial statements for the year ended December 31, 2014 and first quarter ended March 31, 2015 include these Spanish companies and related minority interests. These Spanish subsidiaries are not material to the Company’s consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This financial review discusses the Company’s financial condition, results of operations, liquidity and capital resources, new accounting pronouncements and other matters. Dollars are presented in thousands, except per share amounts. This review should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes and with the Company’s Condensed Consolidated Financial Statements and related notes and Management’s Discussion and Analysis included in the Company’s 2014 Form 10-K.

Net product sales were $105,477 in first quarter 2015 compared to $106,812 in first quarter 2014, a decrease of $1,335 or 1.2%. The stronger U.S. dollar in first quarter 2015, and the resulting effects of unfavorable foreign currency translation of foreign sales, contributed to the sales decline in first quarter 2015 when compared to first quarter 2014. Had the foreign currency translation rates in first quarter 2015 been equal to those in first quarter 2014, our first quarter 2015 sales would have edged slightly above first quarter 2014 sales.

Product cost of goods sold were $67,145 in first quarter 2015 compared to $66,865 in first quarter 2014. Product cost of goods sold includes $332 and $68 of certain deferred compensation expenses in first quarter 2015 and 2014, respectively. These deferred compensation expenses principally result from the changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Adjusting for the aforementioned, product cost of goods sold increased from $66,797 in first quarter 2014 to $66,813 in first quarter 2015, an increase of $16 or 0.02%. As a percentage of net product sales, adjusted product cost of goods sold was 63.3% and 62.5% in first quarter 2015 and 2014, respectively, an unfavorable increase of 0.8%. Plant efficiencies driven by capital investments and ongoing cost containment programs mitigated some of the increases in certain operating costs and expenses, including higher labor and fringe benefit costs, in first quarter 2015 compared to first quarter 2014. Although our overall comparative ingredient costs in first quarter 2015 were generally in line with first quarter 2014, certain key ingredient costs are higher this year.

Selling, marketing and administrative expenses were $25,984 in first quarter 2015 compared to $25,631 in first quarter 2014. Selling, marketing and administrative expenses includes $1,086 and $210 of certain deferred compensation expenses in first quarter 2015 and 2014, respectively. As discussed above, these expenses principally result from changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years, and are not reflective of current operating results. Adjusting for the aforementioned, selling, marketing and administrative expenses decreased from $25,421 in first quarter 2014 to $24,898 in first quarter 2015, a decrease of $523 or 2.1%. As a percentage of net product sales, adjusted selling, marketing and administrative expenses decreased from 23.8% in first quarter 2014 to 23.6% in first quarter 2015, a favorable decrease of 0.2% as a percent of net sales. Selling, marketing and administrative expenses include $9,924 and $10,196 for freight, delivery and warehousing expenses in first quarter 2015 and 2014, respectively. These expenses were 9.4% and 9.5% of net product sales in first quarter 2015 and 2014, respectively, and contributed to the above discussed decrease in selling, marketing and administrative expenses in first quarter 2015.

Earnings from operations were $12,964 in first quarter 2015 compared to $15,028 in first quarter 2014. Earnings from operations include $1,418 and $278 of certain deferred compensation expenses in first quarter 2015 and 2014, respectively, which are discussed above. Adjusting for these deferred compensation costs and expenses, operating earnings were $14,382 and $15,306 in first quarter 2015 and 2014, respectively, a decrease of $924 or 6.0%. As a percentage of net product sales, these adjusted operating earnings were 13.6% and 14.3% in first quarter 2015 and 2014, respectively, an unfavorable decrease of 0.7% as a percentage of net product sales. The above discussed decreases in adjusted operating earnings principally reflect the effects of lower sales as well as the effects of slightly higher product cost of goods sold as discussed above. Management believes the presentation in this and the preceding paragraphs relating to amounts adjusted for deferred compensation expense are more reflective of the underlying operations of the Company.

Other income net, was $473 in first quarter 2015 compared to $1,666 in first quarter 2014, an unfavorable decrease of $1,193.  Other income, net for first quarter 2015 and 2014 includes aggregate net gains and investment income of $1,418 and $278, respectively, on trading securities which provide an economic hedge of the Company’s deferred compensation liabilities. These increases in trading securities were substantially offset by a like amount of deferred compensation expense included in product cost of goods sold and selling, marketing, and administrative expenses in the respective periods as discussed above. Other income net, includes losses on foreign exchange of $1,354 and $1,001 in first quarter 2015 and 2014, respectively. In addition, first quarter 2014 other income, net includes a pre-tax gain of approximately $1,800 ($529 after-tax loss) resulting from the step acquisition of the two Spanish companies discussed below and in Note 10 of the Notes to the Condensed Consolidated Financial Statements.

The consolidated effective tax rates were 32.3% and 43.9% in first quarter 2015 and 2014, respectively. The higher effective income tax rate in first quarter 2014 reflects a reversal of deferred tax assets of $2,350 relating to the step acquisition of the Spanish companies discussed above.

Net earnings attributable to Tootsie Roll Industries, Inc. were $9,154 (after $51 net loss attributed to non-controlling interests) in first quarter 2015 compared to $9,581 (after $224 net loss attributed to non-controlling interests)  in  first quarter 2014, and earnings per share were $0.15 in both first quarter 2015 and first quarter 2014, respectively. Earnings per share attributable to Tootsie Roll Industries, Inc. for first quarter 2015 did benefit from the reduction in average shares outstanding resulting from purchases in the open market by the Company of its common stock. As a result, average shares outstanding decreased from 62,610 in first quarter 2014 to 61,831 in first quarter 2015.

Goodwill and intangibles are assessed annually as of December 31 or whenever events or circumstances indicate that the carrying values may not be recoverable from future cash flows. The Company has not identified any triggering events, as defined, or other adverse information that would indicate a material impairment of its goodwill or intangibles in first quarter 2015. There were also no impairments in the comparative first quarter 2014 period.

During first quarter 2014, the Company gained operating control of its two 50% owned Spanish companies when Company employee representatives assumed all positions on their boards of directors. This was considered a step acquisition, whereby the Company remeasured the previously held investment to fair value in first quarter 2014. As a result, the Company’s first quarter 2014 net earnings include a net after-tax loss of $529, including an additional income tax provision of $2,350 relating to deferred income taxes. The Company further increased its ownership and control to 83% in fourth quarter 2014 by subscribing to additional common shares for approximately $1,400. These Spanish companies had operating losses for each of the years 2008 through 2014 and for three months 2015.  The Spanish companies were restructured during 2014 to reduce costs and expenses, but they did not achieve their business plan and financial objectives in first quarter 2015. Company management believes that it is likely that additional financing and investment will be required in 2015 in light of the competitive challenges and economic conditions in Spain.

As discussed in Note 6 to the Company’s Condensed Consolidated Financial Statements, the Company received notices beginning in 2012 from the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union (BC&T) Pension Plan (Plan), a multi-employer defined benefit pension plan for certain Company union employees. The notices indicated that the Plan’s actuary certified the Plan to be in “critical status”, the “Red Zone”, as defined by the Pension Protection Act (PPA) and the Pension Benefit Guaranty Corporation (PBGC), and that a plan of rehabilitation was adopted by the trustees of the Plan in fourth quarter 2012. In fourth quarter 2014, the Company was advised by the Plan that its withdrawal liability would have been $56,400 if it had withdrawn from the Plan during 2014. The Company was previously advised by the Plan that if the Company had withdrawn from the Plan during 2012, its estimated withdrawal liability would have been $37,200. The increase from 2012 to 2014 principally reflects changes in key actuarial assumptions, including the effects of a lower interest rates proscribed by PBGC which were partially used to determine the present value of vested benefits, and a change to a more conservative mortality table. Based on the Company’s actuarial study and certain provisions in ERISA relating to withdrawal liability payments, management believes that the Company’s liability would be limited to twenty annual payments of $2,999 which have a present value of $35,193 based on the minimum funding interest rate of 6.5%. Should the Company actually withdraw from the Plan at a future date, a withdrawal liability, which could be higher than the above discussed amounts, could be payable to the Plan. Subsequent to the end of first quarter 2015, the Company received new notices that the Plan is in “critical and declining status”, as defined by the PPA and PBGC, for the plan year beginning January 1, 2015, and that the Plan is projected to have an accumulated funding deficiency for the 2017 through 2024 plan years.

The Company’s existing labor contract with the local BC&T commits the Company’s participation in this Plan through third quarter 2017. The Company is currently unable to determine the ultimate outcome of the above discussed matter and therefore, is unable to determine the effects on its consolidated financial statements, but, the ultimate outcome or the effects of any modifications to the current rehabilitation plan could be material to its consolidated results of operations in one or more future periods. See also the Company’s consolidated financial statements and related notes and Management and Discussion and Analysis and Results of Operations incorporated into the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”).

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows provided by operating activities were $7,021 and $2,648 in first quarter 2015 and 2014, respectively. First quarter 2015 operating cash flows were favorably affected by the timing of sales and resulting changes in accounts receivable in the comparative periods, as well as a smaller increase in inventories during first quarter 2015 compared to first quarter 2014.

Net cash used in investing activities was $6,800 in first quarter 2015 compared to $22,342 in first quarter 2014. Cash flows from investing activities reflect $9,107 and $25,034 relating to the purchase of available for sale securities during first quarter 2015 and 2014, respectively. First quarter 2015 and 2014 investing activities also include capital expenditures of $2,418 and $2,138, respectively. Capital expenditures for the 2015 year are likely to be higher than historical annualized spending reflecting a significant production line replacement and renovation of approximately $10,000 planned for the second half of 2015 and early 2016. All capital expenditures in 2015 are expected to be funded from the Company’s cash flow from operations and internal sources

The Company’s consolidated financial statements include bank borrowings of $663 and $1,237 as of the end of first quarter 2015 and 2014, respectively, all of which relates to its two majority owned and controlled Spanish companies. The Company had no other outstanding bank borrowings as of the end of first quarter 2015.

Financing activities include Company common stock purchases and retirements of $4,544 and $7,864 in first quarter 2015 and 2014, respectively. Cash dividends of $9,613 and $9,458 were paid in first quarter 2015 and 2014,  respectively.

The Company’s current ratio (current assets divided by current liabilities) was 3.7 to 1 as of the end of first quarter 2015 as compared to 4.1 to 1 as of the end of fourth quarter 2014 and 3.5 to 1 as of the end of first quarter 2014. Net working capital was $201,870 as of the end of first quarter 2015 as compared to $200,162 and $163,305 as of the end of fourth and first quarters  2014, respectively.

The aforementioned net working capital amounts are principally reflected in aggregate cash and cash equivalents and short-term investments of $137,960 (including $14,300 of trading securities) as of the end of first quarter 2015 compared to $139,558 and $88,951 as of the end of fourth and first quarters 2014, respectively. In addition, long term investments, principally debt securities comprising municipal bonds and long-term trading securities, were $156,053 as of the end of first quarter 2015, as compared to $163,579 and $163,865 as of the end of fourth and first quarters 2014, respectively. Aggregate cash and cash equivalents and short and long-term investments were $294,013, $303,137, and $252,816, as of the end of first quarter 2015, and as of the end of fourth and first quarters 2014, respectively. The aforementioned includes $75,171, $71,682, and $63,412 as of the end of the first quarter 2015, and fourth and first quarters 2014, respectively, relating to trading securities which are used as an economic hedge for the Company’s deferred compensation liabilities. The Company expects to payout approximately $14,300 of deferred compensation liabilities, and sell a like amount of trading securities, during 2014; and therefore, has included $14,300 in both current investments and current deferred compensation in the Company’s Consolidated Statement of Financial Position. Investments in municipal bonds and other debt securities that matured during first quarter 2015 and 2014 were generally used to purchase the Company’s common stock or were replaced with debt securities of similar maturities.

During fourth quarter 2014 and 2013, the Company contributed $1,000 and $15,000 to a VEBA trust, managed and controlled by the Company, to fund the estimated future costs of certain employee health, welfare and other benefits. The Company is using these funds to pay the actual cost of such benefits through 2017. At March 31, 2015, December 31, 2014 and March 29, 2014, the VEBA trust held $9,739, $10,845 and $13,082, respectively, of aggregate cash and cash equivalents. This asset value is included in prepaid expenses and long-term other assets in the Company’s Consolidated Statement of Financial Position. These assets are categorized as Level 1 within the fair value hierarchy.

ACCOUNTING PRONOUNCEMENTS

See Note 1 of the Company’s condensed consolidated financial statements.

RISK FACTORS

The Company’s operations and financial results are subject to a number of risks and uncertainties that could adversely affect the Company’s operating results and financial condition. Significant risk factors, without limitation, that could impact the Company, are the following: (i) significant competitive activity, including advertising, promotional and price competition, and changes in consumer demand for the Company’s products; (ii) fluctuations in the cost and availability of commodities and ingredients, including the effects adverse weather and climate change,   and the ability to recover cost increases through product sales price increases; (iii) inherent risks in the marketplace, including uncertainties about trade and consumer acceptance of product pricing changes and seasonal events such as Halloween, the Company’s largest sales season; (iv) the effect of acquisitions on the Company’s results of operations and financial condition; (v) the effect of changes in foreign currencies on the Company’s foreign subsidiaries operating results, and the effect of the fluctuation of the Canadian dollar on products manufactured in Canada and marketed and sold in the United States in U.S. dollars; (vi) the Company’s reliance on third party vendors for various goods and services, including commodities used for ingredients that are primarily grown or sourced from foreign locations; (vii) the Company’s ability to successfully implement new production processes and manufacturing automation and computer systems without disruption or quality problems; (viii) the effect of changes in assumptions, including discount rates, sales growth and profit margins, which could affect the Company’s impairment testing and analysis of its goodwill and trademarks; (ix) changes in the confectionery marketplace including actions taken by major retailers and customers, including retail shelf space allocated to confectionary products; (x) customer, consumer and competitor response to marketing programs and price and product weight adjustments, and new products; (xi) dependence on significant customers, including the volume and timing of their purchases, availability of shelf space, pricing and discount demands, and competitive products; (xii) increases in energy costs, including freight and delivery, that cannot be passed along to customers through increased price realization due to competitive reasons; (xiii) any significant labor stoppages, strikes or production interruptions; (xiv) changes in governmental laws or regulations that affect ingredients used in products, or taxes, tariffs or other government restrictions and guidelines on confectionary products sold; (xv) the adverse effects should the Company either voluntarily or involuntarily recall its product(s) from the marketplace; (xvi) the risk that the market value of Company’s investments could decline including being classified as “other-than-temporary” as defined; (xvii) the Company’s dependence on its enterprise resource planning computer system to manage its supply chain and customer deliveries, and the risk that the Company’s information technology systems fail to perform properly; (xviii) the adverse effects if the Company is unable to protect such information technology systems against data corruption, cyber-based attacks or network security breaches; (xix) the potential adverse effects on the Company as to changes to improve the funding status of the Bakery and Confectionery Union and Industry Pension Plan, a multi-employer plan which covers certain Company union employees, including future increases in labor and benefit costs;  (xx) the adverse effects if restructuring efforts and changes in business plans with respect to the Company’s Spanish subsidiaries are not fully successful; and (xxi) the potential effects of current and future macroeconomic conditions and geopolitical events.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to various market risks, including fluctuations in and sufficient availability of sugar, corn syrup, edible oils, including soybean and palm oils, cocoa, dextrose, milk and whey, and gum-base input ingredients and packaging, and fuel costs principally relating to freight and delivery fuel surcharges. The Company is exposed to exchange rate fluctuations in the Canadian dollar which is the currency used for a portion of the raw material and packaging material costs and operating expenses at its Canadian plants. The Company is exposed to exchange rate fluctuations in Mexico, Canada, and Spain where its subsidiaries sell products in the local currencies. The Company invests in securities with maturities dates of up to approximately three years, the majority of which are held to maturity, which limits the Company’s exposure to interest rate fluctuations. There have been no material changes in the Company’s market risks that would significantly affect the disclosures made in the Form 10-K for the year ended December 31, 2014.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, the Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2015 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

TOOTSIE ROLL INDUSTRIES, INC.

AND SUBSIDIARIES

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the Company’s purchases of its common stock during the quarter ended March 31, 2015:

				Approximate Dollar
	(a) Total		Shares	Value of Shares that
	Number of	(b) Average	Purchased as Part of	May Yet Be Purchased
	Shares	Price Paid per	Publicly Announced Plans	Under the Plans
Period	Purchased	Share	Or Programs	or Programs

Jan 1 to Jan 31	47,692	$29.95	Not Applicable	Not Applicable

Feb 1 to Feb 28	3,082	31.86	Not Applicable	Not Applicable

Mar 1 to Mar 31	92,631	32.51	Not Applicable	Not Applicable

Total	143,405	$31.64	Not Applicable	Not Applicable

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

TOOTSIE ROLL INDUSTRIES, INC.

Date:	May 8, 2015	BY:	/S/ELLEN R. GORDON
Ellen R. Gordon
Chairman and Chief
Executive Officer

Date:	May 8, 2015	BY:	/S/G. HOWARD EMBER, JR.
G. Howard Ember, Jr.
Vice President Finance and
Chief Financial Officer