Form 10-Q
period 2015-06-30
TOOTSIE ROLL INDUSTRIES INC
filed 2015-08-07
CIK 98677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June  30, 2015

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (June  30, 2015).

Class	Outstanding

Common Stock, $.69 4/9 par value	38,029,047
Class B Common Stock, $.69 4/9 par value	23,564,199

TOOTSIE ROLL INDUSTRIES, INC.

June  30, 2015

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See “Forward-Looking Statements” under Part I — Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands)  (UNAUDITED)

	June 30, 2015	December 31, 2014	June 28, 2014

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$87,005	$100,108	$57,091
Restricted cash	1,272	-	-
Investments	51,210	39,450	38,995
Trade accounts receivable, less allowances of $2,019, $1,968 & $1,806	27,909	43,253	25,698
Other receivables	3,673	3,577	2,240
Inventories:
Finished goods & work-in-process	70,598	44,549	73,747
Raw material & supplies	31,357	25,830	29,651
Prepaid expenses	6,310	6,060	7,200
Deferred income taxes	7,130	1,794	3,186
Total current assets	286,464	264,621	237,808

PROPERTY, PLANT & EQUIPMENT, at cost:
Land	22,262	22,360	22,536
Buildings	113,181	113,279	111,418
Machinery & equipment	349,588	350,929	341,672
Construction in progress	8,639	1,641	9,148
	493,670	488,209	484,774
Less-accumulated depreciation	306,629	298,128	289,248
Net property, plant and equipment	187,041	190,081	195,526

OTHER ASSETS:
Goodwill	73,237	73,237	73,237
Trademarks	175,024	175,024	175,024
Investments	158,111	163,579	162,275
Split dollar officer life insurance	30,813	33,632	40,296
Prepaid expenses	4,930	6,927	8,753
Restricted cash	-	1,589	1,791
Deferred income taxes	1,616	1,696	4,030
Total other assets	443,731	455,684	465,406
Total assets	$917,236	$910,386	$898,740

(The accompanying notes are an integral part of these statements.)

(in thousands except per share data) (UNAUDITED)

	June 30, 2015	December 31, 2014	June 28, 2014

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$15,494	$11,641	$14,040
Bank loans	153	124	151
Dividends payable	5,544	4,814	4,856
Accrued liabilities	46,891	46,482	44,598
Postretirement health care and life insurance benefits	328	328	111
Income taxes payable	550	1,070	-
Liability for uncertain tax positions	1,001	-	-
Deferred compensation	14,347	-	-
Total current liabilities	84,308	64,459	63,756

NONCURRENT LIABILITIES:
Deferred income taxes	52,154	47,356	54,503
Bank loans	467	694	930
Postretirement health care and life insurance benefits	12,319	11,983	9,338
Industrial development bonds	7,500	7,500	7,500
Liability for uncertain tax positions	6,639	8,584	9,977
Deferred compensation and other liabilities	67,558	78,674	74,028
Total noncurrent liabilities	146,637	154,791	156,276

TOOTSIE ROLL INDUSTRIES, INC. SHAREHOLDERS’ EQUITY:
Common stock, $.69-4/9 par value- 120,000 shares authorized; 38,029, 37,285 & 37,777, respectively, issued	26,409	25,892	26,234
Class B common stock, $.69-4/9 par value- 40,000 shares authorized; 23,564, 22,887 & 22,910, respectively, issued	16,364	15,894	15,909
Capital in excess of par value	643,429	599,186	613,467
Retained earnings	17,454	64,927	29,870
Accumulated other comprehensive loss	(15,809)	(13,098)	(5,252)
Treasury stock (at cost)- 80, 78 & 78 shares, respectively	(1,992)	(1,992)	(1,992)
Total Tootsie Roll Industries, Inc. shareholders’ equity	685,855	690,809	678,236
Noncontrolling interests	436	327	472
Total equity	686,291	691,136	678,708
Total liabilities and shareholders’ equity	$917,236	$910,386	$898,740

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

EARNINGS AND RETAINED EARNINGS

(in thousands except per share amounts)    (UNAUDITED)

	Quarter Ended		Year to Date Ended
	June 30, 2015	June 28, 2014	June 30, 2015	June 28, 2014

Net product sales	$107,528	$104,061	$213,005	$210,873
Rental and royalty revenue	908	869	1,752	1,839
Total revenue	108,436	104,930	214,757	212,712

Product cost of goods sold	68,733	66,182	135,878	133,047
Rental and royalty cost	230	223	458	481
Total costs	68,963	66,405	136,336	133,528

Product gross margin	38,795	37,879	77,127	77,826
Rental and royalty gross margin	678	646	1,294	1,358
Total gross margin	39,473	38,525	78,421	79,184
Selling, marketing and administrative expenses	25,839	28,296	51,823	53,927
Earnings from operations	13,634	10,229	26,598	25,257
Other income, net	1,321	3,033	1,794	4,699
Earnings before income taxes	14,955	13,262	28,392	29,956
Provision for income taxes	3,735	4,305	8,069	11,642
Net earnings	11,220	8,957	20,323	18,314
Less: Net (earnings) loss attributable to noncontrolling interests	(161)	69	(110)	293
Net earnings attributable to Tootsie Roll Industries, Inc.	$11,059	$9,026	$20,213	$18,607

Net earnings attributable to Tootsie Roll Industries, Inc. per share	$0.18	$0.14	$0.33	$0.30
Dividends per share *	$0.09	$0.08	$0.16	$0.16

Average number of shares outstanding	61,611	62,455	61,717	62,538

Retained earnings at beginning of period	$11,922	$25,694	$64,927	$73,109
Net earnings attributable to Tootsie Roll Industries, Inc.	11,059	9,026	20,213	18,607
Cash dividends	(5,527)	(4,850)	(10,327)	(9,565)
Stock dividends	-	-	(57,359)	(52,281)
Retained earnings at end of period	$17,454	$29,870	$17,454	$29,870

*Does not include 3% stock dividend to shareholders of record on 4/10/15 and 4/4/14.

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS

(in thousands except per share amounts) (UNAUDITED)

	Quarter Ended		Year to Date Ended
	June 30, 2015	June 28, 2014	June 30, 2015	June 28, 2014

Net earnings	$11,220	$8,957	$20,323	$18,314

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(552)	138	(1,711)	(1,180)

Pension and postretirement reclassification adjustments:
Unrealized gains (losses) for the period on postretirement and pension benefits	-	-	-	-
Less: reclassification adjustment for (gains) losses to net earnings	(363)	(451)	(726)	(902)
Unrealized gains (losses) on postretirement and pension benefits	(363)	(451)	(726)	(902)

Investments:
Unrealized gains (losses) for the period on investments	(371)	185	-	(31)
Less: reclassification adjustment for (gains) losses to net earnings	-	-	-	-
Unrealized gains (losses) on investments	(371)	185	-	(31)

Derivatives:
Unrealized gains (losses) for the period on derivatives	522	1,388	(2,515)	555
Less: reclassification adjustment for (gains) losses to net earnings	999	73	1,674	510
Unrealized gains (losses) on derivatives	1,521	1,461	(841)	1,065

Total other comprehensive income (loss), before tax	235	1,333	(3,278)	(1,048)
Income tax benefit (expense) related to items of other comprehensive income	(286)	(432)	567	434
Total comprehensive earnings	11,169	9,858	17,612	17,700
Comprehensive earnings attributable to noncontrolling interests	(161)	69	(110)	293
Total comprehensive earnings attributable to Tootsie Roll Industries, Inc.	$11,008	$9,927	$17,502	$17,993

 (The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)   (UNAUDITED)

	Year to Date Ended
	June 30, 2015	June 28, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$20,323	$18,314
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	10,178	10,189
Loss on step acquisition	-	529
Amortization of marketable security premiums	1,531	1,689
Changes in operating assets and liabilities:
Accounts receivable	15,112	16,520
Other receivables	(65)	3,710
Inventories	(31,950)	(39,770)
Prepaid expenses and other assets	4,543	1,063
Accounts payable and accrued liabilities	3,306	348
Income taxes payable and deferred	(1,395)	(1,119)
Postretirement health care and life insurance benefits	(390)	(421)
Deferred compensation and other liabilities	1,260	1,764
Net cash from operating activities	22,453	12,816
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash acquired in step acquisition	-	161
Restricted cash	235	193
Capital expenditures	(6,805)	(5,895)
Net sales (purchases) of trading securities	(2,362)	(2,627)
Purchase of available for sale securities	(17,204)	(27,331)
Sale and maturity of available for sale securities	13,531	11,566
Net cash used in investing activities	(12,605)	(23,933)
CASH FLOWS FROM FINANCING ACTIVITIES:
Shares purchased and retired	(11,991)	(10,381)
Dividends paid in cash	(9,736)	(9,567)
Repayment of bank loans	(158)	(228)
Net cash used in financing activities	(21,885)	(20,176)
Effect of exchange rate changes on cash	(1,066)	101
Decrease in cash and cash equivalents	(13,103)	(31,192)
Cash and cash equivalents at beginning of year	100,108	88,283
Cash and cash equivalents at end of quarter	$87,005	$57,091
Supplemental cash flow information:
Income taxes paid, net	$9,421	$10,496
Interest paid	$12	$31
Stock dividend issued	$57,220	$52,165

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June  30, 2015

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

Results of operations for the period ended June 30, 2015 are not necessarily indicative of results to be expected for the year to end December 31, 2015 because of the seasonal nature of the Company’s operations. Historically, the third quarter has been the Company’s largest sales quarter due to pre-Halloween sales.

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

Note 2 — Average Shares Outstanding

The average number of shares outstanding for year to date ended June  30, 2015 reflect stock purchases of 378 shares for $11,991 and a 3% stock dividend distributed on April 10, 2015. The average number of shares outstanding for year to date ended June  28, 2014 reflect stock purchases of 347 shares for $10,381 and a 3% stock dividend distributed on April 4, 2014.

Note 3 — Income Taxes

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company remains subject to examination by U.S. federal and state and foreign tax authorities for the years 2011 through 2013. With few exceptions, including an audit examination of the Companies amended U.S. income tax returns for 2009 and 2010, the Company is no longer subject to examination by tax authorities for the year 2010 and prior. The consolidated effective tax rates were 25.0% and 32.5% in second quarter 2015 and 2014, respectively, and 28.4%. and 38.9% in first half 2015 and 2014, respectively. The lower effective tax rates in second quarter and first half 2015 principally reflect a $1,066 release of an uncertain income tax liability and resulting income tax benefit due to a decision by a foreign court issued in second quarter 2015, and the reversal of deferred tax assets of $2,350 in first quarter 2014 relating to the step acquisition of the Spanish companies as discussed in Note 10.

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

As of June  30, 2015, December 31, 2014 and June 28, 2014, the Company held certain financial assets that are required to be measured at fair value on a recurring basis. These included derivative hedging instruments related to the purchase of certain raw materials and foreign currencies, investments in trading securities and available for sale securities. The Company’s available for sale and trading securities principally consist of municipal bonds and mutual funds that are publicly traded.

The following table presents information about the Company’s financial assets and liabilities measured at fair value as of June  30, 2015, December 31, 2014 and June 28, 2014 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Estimated Fair Value June 30, 2015
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$87,005	$87,005	$-	$-
Available for sale securities	133,491	2,454	131,037	-
Foreign currency forward contracts	(2,494)	-	(2,494)	-
Commodity futures contracts	(1,022)	(1,022)	-	-
Trading securities	75,830	75,830	-	-
Total assets measured at fair value	$292,810	$164,267	$128,543	$-

	Estimated Fair Value December 31, 2014
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$100,108	$100,108	$-	$-
Available for sale securities	131,347	2,446	128,901	-
Foreign currency forward contracts	(1,939)	-	(1,939)	-
Commodity futures contracts, net	(737)	(737)	-	-
Trading securities	71,682	71,682	-	-
Total assets measured at fair value	$300,461	$173,499	$126,962	$-

	Estimated Fair Value June 28, 2014
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$57,091	$57,091	$-	$-
Available for sale securities	132,688	-	132,688	-
Foreign currency forward contracts	81	-	81	-
Commodity futures contracts	150	150	-	-
Trading securities	68,582	68,582	-	-
Total assets measured at fair value	$258,592	$125,823	$132,769	$-

The fair value of the Company’s industrial revenue development bonds at June  30, 2015, December 31, 2014 and June  28, 2014 were valued using Level 2 inputs which approximates the carrying value of $7,500 for the respective periods. Interest rates on these bonds are reset weekly based on current market conditions.

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

The following table summarizes the Company’s outstanding derivative contracts and their effects on its Condensed Consolidated Statements of Financial Position at June 30, 2015, December 31, 2014 and June 28, 2014:

	June 30, 2015
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$19,283	$-	$(2,494)
Commodity futures contracts	12,799	86	(1,108)
Total derivatives designated as hedging instruments		86	(3,602)
Derivatives not designated as hedging instruments:
Commodity futures contracts	-	-	-
Total derivatives not designated as hedging instruments		-	-
Total derivatives		$86	$(3,602)

	December 31, 2014
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$27,603	$-	$(1,939)
Commodity futures contracts	5,422	23	(760)
Total derivatives designated as hedging instruments		23	(2,699)
Derivatives not designated as hedging instruments:
Commodity futures contracts		-	-
Total derivatives not designated as hedging instruments		-	-
Total derivatives		$23	$(2,699)

	June 28, 2014
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$38,978	$534	$(453)
Commodity futures contracts	5,563	192	(42)
Total derivatives designated as hedging instruments		726	(495)
Derivatives not designated as hedging instruments:
Commodity futures contracts	-	-	-
Total derivatives not designated as hedging instruments		-	-
Total derivatives		$726	$(495)

The effects of derivative instruments on the Company’s Condensed Consolidated Statements of Earnings and Retained Earnings and the Condensed Consolidated Statements of Comprehensive Earnings for periods ended June 30, 2015 and June 28, 2014 are as follows:

	For Quarter Ended June 30, 2015
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain(Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$326	$(508)	$-
Commodity futures contracts	196	(491)	-
Total	$522	$(999)	$-

	For Quarter Ended June 28, 2014
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain(Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$1,505	$(189)	$-
Commodity futures contracts	(117)	116	-
Total	$1,388	$(73)	$-

	For Year to Date Ended June 30, 2015
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain(Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$(1,577)	$(1,021)	$-
Commodity futures contracts	(938)	(653)	-
Total	$(2,515)	$(1,674)	$-

	For Year to Date Ended June 28, 2014
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain(Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$314	$(451)	$-
Commodity futures contracts	241	(59)	-
Total	$555	$(510)	$-

During the quarters and years to date ended June 30, 2015 and June 28, 2014, the Company recognized losses of $0 and $6, and $0 and $20 respectively, related to mark-to-market accounting for certain commodity option and future contracts.

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

The Company was previously advised by the Plan that if the Company had withdrawn from the Plan during 2012 its estimated withdrawal liability would have been $37,200. The Company was recently advised by the Plan that its withdrawal liability would have been $56,400 if it had withdrawn from the Plan during 2014. The increase from 2012 to 2014 principally reflects changes in key actuarial assumptions, principally the effects of a lower interest rates proscribed by PBGC which were partially used to determine the present value of vested benefits, and a change to a more conservative mortality table. Should the Company actually withdraw from the Plan at a future date, a withdrawal liability, which could be higher than the above discussed amounts, could be payable to the Plan. Pension expense, including surcharges as discussed above, for the BC&T Plan for first half 2015 and 2014 was $1,349 and $1,354, respectively. The aforementioned includes surcharge of $234 and $179 in first half 2015 and 2014, respectively, related to contribution increases under the plan of rehabilitation.

During second quarter 2015, the Company received new notices that the Plan is in “critical and declining status”, as defined by the PPA and PBGC, for the plan year beginning January 1, 2015, and that the Plan is projected to have an accumulated funding deficiency for the 2017 through 2024 plan years. The recent notices advised that the Plan’s actuarially determined asset values would fund 65.11%, 66.41% and 66.86% of its liabilities as of its January 1, 2014, 2013, and 2012 plan valuation dates, respectively. The aforementioned funding percentages are based on actuarially determined asset valuations which differ from the market values of the Plan’s assets on these dates. Based on the market values of the Plan’s investments, its funded percentages were 60.2% and 55.3% as of January 1, 2014 and 2013, respectively. The notice also indicates that as of the January 1, 2014 valuation date, 20.8% of plan participants were active participants working for a participating employer, 51.4% were retired and receiving benefits, and 27.8% were retired or separated from service and entitled to future benefits.

The Company’s existing labor contract with the local BC&T commits the Company’s participation in this Plan through third quarter 2017. The Company is currently unable to determine the ultimate outcome of the above discussed matter and therefore is unable to determine the effects on its consolidated financial statements, but the ultimate outcome or the effects of any modifications to the current rehabilitation plan could be material to its consolidated results of operations or cash flows in one or more future periods. See also the Company’s Condensed Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations incorporated into the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”).

Note 7 — Accumulated Other Comprehensive Earnings (Loss)

Accumulated Other Comprehensive Earnings (Loss) consists of the following components:

						Accumulated
	Foreign		Foreign		Postretirement	Other
	Currency		Currency	Commodity	and Pension	Comprehensive
	Translation	Investments	Derivatives	Derivatives	Benefits	Earnings (Loss)
Balance at December 31, 2014	$(17,499)	$(332)	$(1,236)	$(470)	$6,439	$(13,098)
Other comprehensive earnings (loss) before reclassifications	(1,711)	1	(1,006)	(599)	-	(3,315)
Reclassifications from accumulated other comprehensive loss	-	-	651	417	(464)	604
Other comprehensive earnings (loss) net of tax	(1,711)	1	(355)	(182)	(464)	(2,711)
Balance at June 30, 2015	$(19,210)	$(331)	$(1,591)	$(652)	$5,975	$(15,809)

						Accumulated
	Foreign		Foreign		Postretirement	Other
	Currency		Currency	Commodity	and Pension	Comprehensive
	Translation	Investments	Derivatives	Derivatives	Benefits	Earnings (Loss)
Balance at December 31, 2013	$(13,527)	$54	$(436)	$(96)	$9,367	$(4,638)
Other comprehensive earnings (loss) before reclassifications	(699)	(20)	200	155	-	(364)
Reclassifications from accumulated other comprehensive loss	-	-	288	38	(576)	(250)
Other comprehensive earnings (loss) net of tax	(699)	(20)	488	193	(576)	(614)
Balance at June 28, 2014	$(14,226)	$34	$52	$97	$8,791	$(5,252)

The amounts reclassified from accumulated other comprehensive income (loss) consisted of the following:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)

Details about Accumulated Other	Quarter Ended		Year to Date Ended
Comprehensive Income Components	June 30, 2015	June 28, 2014	June 30, 2015	June 28, 2014	Location of (Gain) Loss Recognized in Earnings
Foreign currency derivatives	$508	$189	$1,021	$451	Other income, net
Commodity derivatives	491	(116)	653	59	Product cost of goods sold
Postretirement and pension benefits	(185)	(230)	(370)	(460)	Selling, marketing and administrative expenses
Postretirement and pension benefits	(178)	(221)	(356)	(442)	Product cost of goods sold
Total before tax	636	(378)	948	(392)
Tax (expense) benefit	(230)	137	(344)	142
Net of tax	$406	$(241)	$604	$(250)

Note 8 — Restricted Cash

Restricted cash comprises certain cash deposits of the Company’s less than wholly owned Spanish companies (see Note 10) with international banks that are pledged as collateral for letters of credit and bank borrowings.

Note 9 — Bank Loans

Long term bank loans comprise borrowings by the Company’s less than wholly owned Spanish companies (see Note 10) which are held by international banks. The average weighted interest rate in first half 2015 and first half 2014 was 0.5 % and 3.2%, respectively and maturity dates range from 1 to 4 years for both periods. Short term bank loans also relate to the Company’s less than wholly owned Spanish companies.

Note 10 — Step Acquisition

During first quarter 2014, the Company gained operating control of its two 50% owned Spanish companies when Company employee representatives assumed all positions on their boards of directors. This was considered a step acquisition, whereby the Company remeasured the previously held investment to fair value in first quarter 2014. As a result, the Company’s first quarter 2014 net earnings include a net loss of $529, including an additional income tax provision of $2,350 relating to deferred income taxes. During 2014, the Company further increased its control and ownership to 83% by subscribing to additional common shares of these Spanish subsidiaries for approximately $1,400 ($1,200 was paid in 2014, and the balance was paid in 2015). The accompanying consolidated financial statements for the year ended December 31, 2014 and first half ended June  30, 2015 include these Spanish companies and related minority interests. These Spanish subsidiaries are not material to the Company’s consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This financial review discusses the Company’s financial condition, results of operations, liquidity and capital resources, new accounting pronouncements and other matters. Dollars are presented in thousands, except per share amounts. This review should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes and with the Company’s Condensed Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2014 Form 10-K.

Net product sales were $107,528 in second quarter 2015 compared to $104,061 in second quarter 2014,  an increase of $3,467 or 3.3%. First half 2015 net product sales were $213,005 compared to $210,873 in first half 2014,  an increase of $2,132 or 1.0%. Second quarter and first half 2015 net sales benefited from successful marketing and sales programs, product line extensions, and new products.

Product cost of goods sold were $68,733 in second quarter 2015 compared to $66,182 in second quarter 2014, and first half 2015 product cost of goods sold were $135,878 compared to $133,047 in first half 2014. Product cost of goods sold includes $86 and $564 of certain deferred compensation expenses in second quarter 2015 and 2014, respectively, and $418 and $632 of certain deferred compensation expenses in first half 2015 and 2014, respectively. These deferred compensation expenses principally result from the changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Adjusting for the aforementioned, product cost of goods sold increased from $65,618 in second quarter 2014 to $68,647 in second quarter 2015, an increase of $3,029 or 4.6%; and increased from $132,415 in first half 2014 to $135,460 in first half 2015,  an increase of $3,045 or 2.3%. As a percentage of net product sales, adjusted product cost of goods sold was 63.8% and 63.1% in second quarter 2015 and 2014, respectively, an unfavorable increase of 0.7%; and adjusted product cost of goods sold was 63.6% and 62.8% in first half 2015 and 2014, respectively, an unfavorable increase of 0.8%. The increases in both second quarter and first half 2015 adjusted cost of goods sold as a percent of net product sales principally reflects higher plant overhead costs. However, plant efficiencies driven by capital investments and ongoing cost containment programs mitigated some of the increases in these costs. Although our overall comparative ingredient costs in second quarter and first half 2015 were generally in line with second quarter and first half 2014, certain key ingredient costs are higher this year.

Selling, marketing and administrative expenses were $25,839 in second quarter 2015 compared to $28,296 in second quarter 2014, and first half 2015 selling, marketing and administrative expenses were $51,823 compared to $53,927 in first half 2014. Selling, marketing and administrative expenses includes $282 and $1,899 of certain deferred compensation expenses in second quarter 2015 and 2014, respectively, and $1,368 and $2,109 of certain deferred compensation expenses in first half 2015 and 2013, respectively. As discussed above, these expenses principally result from changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years, and are not reflective of current operating results. Adjusting for the aforementioned, selling, marketing and administrative expenses decreased from $26,397 in second quarter 2014 to $25,557 in second quarter 2015, a decrease of $840 or 3.2%; and selling, marketing and administrative expenses decreased from $51,818 in first half 2014 to $50,455 in first half 2015, a decrease of $1,363 or 2.6%. As a percentage of net product sales, adjusted selling, marketing and administrative expenses decreased from 25.4% in second quarter 2014 to 23.8% in second quarter 2015,  a favorable decrease of 1.6% as a percent of net sales; and selling, marketing and administrative expenses decreased from 24.6% in first half 2014 to 23.7% in first half 2015, a  decrease of 0.9% as a percent of net sales. Selling, marketing and administrative expenses include $9,158 and $10,693 for freight, delivery and warehousing expenses in second quarter 2015 and 2014, respectively, and $19,082 and $20,889 for freight, delivery and warehousing expenses in first half 2015 and 2014, respectively. These expenses were 8.5% and 10.3% of net product sales in second quarter 2015 and 2014, respectively, and 9.0% and 9.9% of net product sales in first half 2015 and 2014, respectively,  and contributed to the above discussed decrease in selling, marketing and administrative expenses in both second quarter and first half 2015. Lower freight and delivery expenses reflect the effects more favorable energy and diesel fuel costs.

Earnings from operations were $13,634 in second quarter 2015 compared to $10,229 in second quarter 2014, and were $26,598 in first half 2015 compared to $25,257 in first half 2014. Earnings from operations include $368 and

$2,463 of certain deferred compensation expenses in second quarter 2015 and 2014, respectively, and include $1,786 and $2,741 of certain deferred compensation expenses in first half 2015 and 2014, respectively which are discussed above. Adjusting for these deferred compensation costs and expenses, operating earnings were $14,002 and $12,692 in second quarter 2015 and 2014, respectively, an increase of $1,310 or 10.3%; and adjusted operating earnings were $28,384 and $27,998 in first half 2015 and 2014, respectively, an increase of $386 or 1.4%. As a percentage of net product sales, these adjusted operating earnings were 13.0% and 12.2% in second quarter 2015 and 2014, respectively, a favorable increase of 0.8% as a percentage of net product sales; and were 13.3%  in both first half 2015 and 2014. The above discussed increases in adjusted operating earnings principally reflect the effects of higher sales as well as the effects of slightly higher product cost of goods sold as discussed above. Management believes the presentation in this and the preceding paragraphs relating to amounts adjusted for deferred compensation expense are more reflective of the underlying operations of the Company.

Other income net, was $1,321 in second quarter 2015 compared to $3,033 in second quarter 2014, an unfavorable decrease of $1,712; and other income (expense), net, was $1,794 in first half 2015 compared to $4,699 in first half 2014,  an unfavorable decrease of $2,905. Other income, net for second quarter 2015 and 2014 includes net gains and investment income of $368 and $2,463, respectively, on trading securities which provide an economic hedge of the Company’s deferred compensation liabilities; and other income, net for first half 2015 and 2014 includes net gains and investment income of $1,786 and $2,741, respectively, on trading securities relating to these programs. These increases in trading securities were substantially offset by a like amount of deferred compensation expense included in product cost of goods sold and selling, marketing, and administrative expenses in the respective periods as discussed above. Other income net, includes gains (losses) on foreign exchange of $587 and $211 in second quarter 2015 and 2014, respectively, and $(767) and $(789) in first half 2015 and 2014, respectively. In addition, prior year first quarter and first half 2014 other income, net includes a pre-tax gain of approximately $1,800 ($529 after-tax loss) resulting from the step acquisition of the two Spanish companies discussed below and in Note 10 of the Notes to the Condensed Consolidated Financial Statements.

The consolidated effective tax rates were 25.0% and 32.5% in second quarter 2015 and 2014, respectively, and 28.4% and 38.9% in first half 2015 and 2014, respectively. The lower effective tax rates in second quarter and first half 2015 principally reflect a $1,066 release of an uncertain income tax liability, and resulting income tax benefit, due to a decision by a foreign court issued in second quarter 2015, and the reversal of deferred tax assets of $2,350 in first quarter 2014 relating to the step acquisition of the Spanish companies as discussed in Note 10.

Net earnings attributable to Tootsie Roll Industries, Inc. were $11,059 (after $161 net earnings attributed to non-controlling interests) in second quarter 2015 compared to $9,026 (after $69 net loss attributed to non-controlling interests)  in  second quarter 2014, and earnings per share were $0.18 and $0.14 in second quarter 2015 and second quarter 2014, respectively, an increase of $0.04 per share or 28.6%. First half 2015 net earnings attributable to Tootsie Roll Industries, Inc. were $20,213 (after $110 net loss attributed to non-controlling interests) compared to first half net earnings of $18,607 (after $293 net loss attributed to non-controlling interests), and net earnings per share were $0.33 and $0.30 in first half 2015 and first half 2014, respectively, an increase of $0.03 per share or 10%. As discussed above, net earnings were favorably impacted by the release of an uncertain income tax liability which added $1,066 or approximately $0.02 per share to both second quarter and first half 2015 net earnings attributable to Tootsie Roll Industries, Inc. Earnings per share attributable to Tootsie Roll Industries, Inc. for second quarter and first half 2015 did benefit from the reduction in average shares outstanding resulting from purchases in the open market by the Company of its common stock. As a result, average shares outstanding decreased from 62,455 in second quarter 2014 to 61,611 in second quarter 2015, and from 62,538 in first half 2014 to 61,717 in first half 2015.

Goodwill and intangibles are assessed annually as of December 31 or whenever events or circumstances indicate that the carrying values may not be recoverable from future cash flows. The Company has not identified any triggering events, as defined, or other adverse information that would indicate a material impairment of its goodwill or intangibles in first half 2015. There were also no impairments in the comparative first half 2014 period.

During first quarter 2014, the Company gained operating control of its two 50% owned Spanish companies when Company employee representatives assumed all positions on their boards of directors. This was considered a step acquisition, whereby the Company remeasured the previously held investment to fair value in first quarter 2014. As a result, the Company’s first quarter 2014 net earnings include a net after-tax loss of $529, including an additional income tax provision of $2,350 relating to deferred income taxes. The Company further increased its ownership and control to 83% in fourth quarter 2014 by subscribing to additional common shares for approximately $1,400. These Spanish companies had operating losses for each of the years 2008 through 2014 and for six months 2015. The Spanish companies were restructured during 2014 to reduce costs and expenses, but they did not achieve their business plan and financial objectives in second quarter and first half 2015. Company management believes that it is likely that additional financing and investment will be required in 2015 in light of the competitive challenges and economic conditions in Spain.

As discussed in Note 6 to the Company’s Condensed Consolidated Financial Statements, the Company received notices beginning in 2012 from the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union (BC&T) Pension Plan (Plan), a multi-employer defined benefit pension plan for certain Company union employees. The notices indicated that the Plan’s actuary certified the Plan to be in “critical status”, the “Red Zone”, as defined by the Pension Protection Act (PPA) and the Pension Benefit Guaranty Corporation (PBGC), and that a plan of rehabilitation was adopted by the trustees of the Plan in fourth quarter 2012. In fourth quarter 2014, the Company was advised by the Plan that its withdrawal liability would have been $56,400 if it had withdrawn from the Plan during 2014. The Company was previously advised by the Plan that if the Company had withdrawn from the Plan during 2012, its estimated withdrawal liability would have been $37,200. The increase from 2012 to 2014 principally reflects changes in key actuarial assumptions, including the effects of a lower interest rates proscribed by PBGC which were partially used to determine the present value of vested benefits, and a change to a more conservative mortality table. Based on the Company’s actuarial study and certain provisions in ERISA relating to withdrawal liability payments, management believes that the Company’s liability would be limited to twenty annual payments of $2,999 which have a present value of $35,193 based on the minimum funding interest rate of 6.5%. Should the Company actually withdraw from the Plan at a future date, a withdrawal liability, which could be higher than the above discussed amounts, could be payable to the Plan. During second quarter 2015, the Company received new notices that the Plan is in “critical and declining status”, as defined by the PPA and PBGC, for the plan year beginning January 1, 2015, and that the Plan is projected to have an accumulated funding deficiency for the 2017 through 2024 plan years.

The Company’s existing labor contract with the local BC&T commits the Company’s participation in this Plan through third quarter 2017. The Company is currently unable to determine the ultimate outcome of the above discussed matter and therefore is unable to determine the effects on its consolidated financial statements, but the ultimate outcome or the effects of any modifications to the current rehabilitation plan could be material to its consolidated results of operations or cash flows in one or more future periods. See also the Company’s Condensed Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations incorporated into the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”).

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows provided by operating activities were $22,453 and $12,816 in first half 2015 and 2014, respectively, an increase of $9,637. This increase principally reflects higher net earnings and a smaller increase in inventories during first half 2015 compared to first half 2014, as well as changes in prepaid expense and other assets, and changes in accounts payable and accrued expenses during the comparative periods.

Net cash used in investing activities was $12,605 in first half 2015 compared to $23,933 in first half 2014. Cash flows from investing activities reflect $17,204 and $27,331 relating to the purchase of available for sale securities during first half 2015 and 2014, respectively. First half 2015 and 2014 investing activities also include capital expenditures of $6,805 and $5,895, respectively. Capital expenditures for the 2015 year are likely to be higher than historical annualized spending reflecting a significant production line replacement and renovation of approximately $10,000 planned for the second half of 2015 and early 2016. All capital expenditures in 2015 are expected to be funded from the Company’s cash flow from operations and internal sources.

The Company’s consolidated financial statements include bank borrowings of $620 and $1,081 as of the end of second quarter 2015 and 2014, respectively, all of which relates to its two majority owned and controlled Spanish companies. The Company had no other outstanding bank borrowings as of the end of second quarter 2015.

Financing activities include Company common stock purchases and retirements of $11,991 and $10,381 in first half 2015 and 2014, respectively. Cash dividends of $9,736 and $9,567 were paid in first half  2015 and 2014,  respectively.

The Company’s current ratio (current assets divided by current liabilities) was 3.4 to 1 as of the end of second quarter 2015 as compared to 4.1 to 1 as of the end of fourth quarter 2014 and 3.7 to 1 as of the end of second quarter 2014. Net working capital was $202,156 as of the end of second quarter 2015 as compared to $200,162 and $174,052 as of the end of fourth and second quarters  2014, respectively.

The aforementioned net working capital amounts are principally reflected in aggregate cash and cash equivalents and short-term investments of $138,215 (including $14,347 of short-term trading securities) as of the end of second quarter 2015 compared to $139,558 and $96,086 as of the end of fourth and second quarters 2014, respectively. In addition, long term investments, principally debt securities comprising municipal bonds and long-term trading securities, were $158,111 as of the end of second quarter 2015, as compared to $163,579 and $162,275 as of the end of fourth and second quarters 2014, respectively. Aggregate cash and cash equivalents and short and long-term investments were $296,326, $303,137, and $258,361, as of the end of second quarter 2015, and as of the end of fourth and second quarters 2014, respectively. The aforementioned includes $75,830, $71,682, and $68,582 as of the end of the second quarter 2015, and fourth and second quarters 2014, respectively, relating to trading securities which are used as an economic hedge for the Company’s deferred compensation liabilities. The Company expects to payout approximately $14,347 of deferred compensation liabilities, and sell a like amount of trading securities, during 2015; and therefore, has included $14,347 in both current investments and current deferred compensation in the Company’s Consolidated Statement of Financial Position. Investments in municipal bonds and other debt securities that matured during first half 2015 and 2014 were generally used to purchase the Company’s common stock or were replaced with debt securities of similar maturities.

During fourth quarter 2014 and 2013, the Company contributed $1,000 and $15,000 to a VEBA trust, managed and controlled by the Company, to fund the estimated future costs of certain employee health, welfare and other benefits. The Company is using these funds to pay the actual cost of such benefits through 2017. The VEBA trust held $8,774, $10,845 and $12,111 of aggregate cash and cash equivalents as of the end of second quarter 2015, and as of the end of fourth and second quarters 2014, respectively. This asset value is included in prepaid expenses and long-term other assets in the Company’s Consolidated Statement of Financial Position. These assets are categorized as Level 1 within the fair value hierarchy.

ACCOUNTING PRONOUNCEMENTS

See Note 1 of the Company’s condensed consolidated financial statements.

RISK FACTORS

The Company’s operations and financial results are subject to a number of risks and uncertainties that could adversely affect the Company’s operating results and financial condition. Significant risk factors, without limitation, that could impact the Company, are the following: (i) significant competitive activity, including advertising, promotional and price competition, and changes in consumer demand for the Company’s products; (ii) fluctuations in the cost and availability of commodities and ingredients, including the effects adverse weather and climate change,  and the ability to recover cost increases through product sales price increases; (iii) inherent risks in the marketplace, including uncertainties about trade and consumer acceptance of product pricing changes and seasonal events such as Halloween, the Company’s largest sales season; (iv) the effect of acquisitions on the Company’s results of operations and financial condition; (v) the effect of changes in foreign currencies on the Company’s foreign subsidiaries operating results, and the effect of the fluctuation of the Canadian dollar on products manufactured in Canada and marketed and sold in the United States in U.S. dollars; (vi) the Company’s reliance on third party vendors for various goods and services, including commodities used for ingredients that are primarily grown or sourced from foreign locations; (vii) the Company’s ability to successfully implement new production processes and manufacturing automation and computer systems without disruption or quality problems; (viii) the effect of changes in assumptions, including discount rates, sales growth and profit margins, which could affect the Company’s impairment testing and analysis of its goodwill and trademarks; (ix) changes in the confectionery marketplace including actions taken by major retailers and customers, including retail shelf space allocated to confectionary products; (x) customer, consumer and competitor response to marketing programs and price and product weight adjustments, and new products; (xi) dependence on significant customers, including the volume and timing of their purchases, availability of shelf space, pricing and discount demands, and competitive products; (xii) any significant labor stoppages, strikes or production interruptions; (xiii) changes in governmental laws or regulations that affect ingredients used in products, or taxes, tariffs or other government restrictions and guidelines on confectionary products sold; (xiv) the adverse effects should the Company either voluntarily or involuntarily recall its product(s) from the marketplace; (xv) the risk that the market value of Company’s investments could decline including being classified as “other-than-temporary” as defined; (xvi) the Company’s dependence on its enterprise resource planning computer system to manage its supply chain and customer deliveries, and the risk that the Company’s information technology systems fail to perform properly; (xvii) the adverse effects if the Company is unable to protect such information technology systems against data corruption, cyber-based attacks or network security breaches; (xviii) the potential adverse effects on the Company as to changes to improve the funding status of the Bakery and Confectionery Union and Industry Pension Plan, a multi-employer plan which covers certain Company union employees, including future increases in labor and benefit costs;  (xix) the adverse effects if restructuring efforts and changes in business plans with respect to the Company’s Spanish subsidiaries are not fully successful; and (xx) the potential effects of current and future macroeconomic conditions and geopolitical events.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, the Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2015 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June  30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

TOOTSIE ROLL INDUSTRIES, INC.

AND SUBSIDIARIES

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the Company’s purchases of its common stock during the quarter ended June  30, 2015:

				Approximate Dollar
	(a) Total		Shares	Value of Shares that
	Number of	(b) Average	Purchased as Part of	May Yet Be Purchased
	Shares	Price Paid per	Publicly Announced Plans	Under the Plans
Period	Purchased	Share	Or Programs	or Programs

Apr 1 to Apr 30	88,058	$33.12	Not Applicable	Not Applicable

May 1 to May 31	135,084	30.94	Not Applicable	Not Applicable

Jun 1 to Jun 30	11,114	30.86	Not Applicable	Not Applicable

Total	234,256	$31.75	Not Applicable	Not Applicable

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

TOOTSIE ROLL INDUSTRIES, INC.

Date:	August 7, 2015	BY:	/S/ELLEN R. GORDON
Ellen R. Gordon
Chairman and Chief
Executive Officer

Date:	August 7, 2015	BY:	/S/G. HOWARD EMBER, JR.
G. Howard Ember, Jr.
Vice President Finance and
Chief Financial Officer