Form 10-Q
period 2015-09-30
TOOTSIE ROLL INDUSTRIES INC
filed 2015-11-06
CIK 98677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September  30, 2015

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (September  30, 2015).

Class	Outstanding

Common Stock, $.69 4/9 par value	37,687,773
Class B Common Stock, $.69 4/9 par value	23,554,967

TOOTSIE ROLL INDUSTRIES, INC.

September  30, 2015

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See “Forward-Looking Statements” under Part I — Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands)  (Unaudited)

	September 30, 2015	December 31, 2014	September 27, 2014

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$70,726	$100,108	$45,142
Restricted cash	1,273	-	-
Investments	53,422	39,450	36,062
Trade accounts receivable, less allowances of $3,349, $1,968 & $3,391	98,088	43,253	102,325
Other receivables	4,549	3,577	2,732
Inventories:
Finished goods & work-in-process	45,929	44,549	47,854
Raw material & supplies	31,644	25,830	31,187
Prepaid expenses	5,401	6,060	5,307
Deferred income taxes	6,776	1,794	3,161
Total current assets	317,808	264,621	273,770

PROPERTY, PLANT & EQUIPMENT, at cost:
Land	22,214	22,360	22,453
Buildings	113,091	113,279	111,351
Machinery & equipment	348,988	350,929	340,381
Construction in progress	14,162	1,641	10,750
	498,455	488,209	484,935
Less-accumulated depreciation	310,887	298,128	293,642
Net property, plant and equipment	187,568	190,081	191,293

OTHER ASSETS:
Goodwill	73,237	73,237	73,237
Trademarks	175,024	175,024	175,024
Investments	152,491	163,579	160,175
Split dollar officer life insurance	26,042	33,632	40,296
Prepaid expenses	3,722	6,927	7,201
Restricted cash	-	1,589	1,664
Deferred income taxes	1,505	1,696	3,858
Total other assets	432,021	455,684	461,455
Total assets	$937,397	$910,386	$926,518

(The accompanying notes are an integral part of these statements.)

(in thousands except per share data) (Unaudited)

	September 30, 2015	December 31, 2014	September 27, 2014

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$16,592	$11,641	$15,572
Bank loans	253	124	285
Dividends payable	5,512	4,814	4,835
Accrued liabilities	53,119	46,482	52,590
Postretirement health care and life insurance benefits	328	328	111
Income taxes payable	10,737	1,070	5,090
Liability for uncertain tax positions	1,001	-	-
Deferred compensation	13,514	-	-
Total current liabilities	101,056	64,459	78,483

NONCURRENT LIABILITIES:
Deferred income taxes	51,608	47,356	53,569
Bank loans	430	694	796
Postretirement health care and life insurance benefits	12,475	11,983	9,519
Industrial development bonds	7,500	7,500	7,500
Liability for uncertain tax positions	6,109	8,584	9,474
Deferred compensation and other liabilities	64,701	78,674	75,751
Total noncurrent liabilities	142,823	154,791	156,609

TOOTSIE ROLL INDUSTRIES, INC. SHAREHOLDERS’ EQUITY:
Common stock, $.69-4/9 par value- 120,000 shares authorized; 37,688, 37,285 & 37,561, respectively, issued	26,172	25,892	26,084
Class B common stock, $.69-4/9 par value- 40,000 shares authorized; 23,555, 22,887 & 22,897, respectively, issued	16,358	15,894	15,901
Capital in excess of par value	632,667	599,186	607,216
Retained earnings	38,123	64,927	51,709
Accumulated other comprehensive loss	(18,217)	(13,098)	(7,905)
Treasury stock (at cost)- 80, 78 & 78 shares, respectively	(1,992)	(1,992)	(1,992)
Total Tootsie Roll Industries, Inc. shareholders’ equity	693,111	690,809	691,013
Noncontrolling interests	407	327	413
Total equity	693,518	691,136	691,426
Total liabilities and shareholders’ equity	$937,397	$910,386	$926,518

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

EARNINGS AND RETAINED EARNINGS

(in thousands except per share amounts) (Unaudited)

	Quarter Ended		Year to Date Ended
	September 30, 2015	September 27, 2014	September 30, 2015	September 27, 2014

Net product sales	$183,806	$191,093	$396,811	$401,966
Rental and royalty revenue	819	921	2,571	2,760
Total revenue	184,625	192,014	399,382	404,726

Product cost of goods sold	117,046	123,164	252,924	256,211
Rental and royalty cost	213	251	671	732
Total costs	117,259	123,415	253,595	256,943

Product gross margin	66,760	67,929	143,887	145,755
Rental and royalty gross margin	606	670	1,900	2,028
Total gross margin	67,366	68,599	145,787	147,783
Selling, marketing and administrative expenses	26,338	31,840	78,161	85,767
Earnings from operations	41,028	36,759	67,626	62,016
Other income (loss), net	(2,879)	166	(1,085)	4,865
Earnings before income taxes	38,149	36,925	66,541	66,881
Provision for income taxes	12,008	10,316	20,077	21,958
Net earnings	26,141	26,609	46,464	44,923
Less: Net (earnings) loss attributable to noncontrolling interests	30	59	(80)	352
Net earnings attributable to Tootsie Roll Industries, Inc.	$26,171	$26,668	$46,384	$45,275

Net earnings attributable to Tootsie Roll Industries, Inc. per share	$0.43	$0.43	$0.75	$0.72
Dividends per share *	$0.09	$0.08	$0.26	$0.24

Average number of shares outstanding	61,357	62,321	61,593	62,465

Retained earnings at beginning of period	$17,454	$29,870	$64,927	$73,109
Net earnings attributable to Tootsie Roll Industries, Inc.	26,171	26,668	46,384	45,275
Cash dividends	(5,502)	(4,829)	(15,829)	(14,394)
Stock dividends	-	-	(57,359)	(52,281)
Retained earnings at end of period	$38,123	$51,709	$38,123	$51,709

*Does not include 3% stock dividend to shareholders of record on 4/10/15 and 4/4/14.

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS

(in thousands except per share amounts) (Unaudited)

	Quarter Ended		Year to Date Ended
	September 30, 2015	September 27, 2014	September 30, 2015	September 27, 2014

Net earnings	$26,141	$26,609	$46,464	$44,923

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(1,995)	(1,004)	(3,706)	(2,184)

Pension and postretirement reclassification adjustments:
Unrealized gains (losses) for the period on postretirement and pension benefits	-	-	-	-
Less: reclassification adjustment for (gains) losses to net earnings	(362)	(451)	(1,088)	(1,353)
Unrealized gains (losses) on postretirement and pension benefits	(362)	(451)	(1,088)	(1,353)

Investments:
Unrealized gains (losses) for the period on investments	108	(286)	108	(317)
Less: reclassification adjustment for (gains) losses to net earnings	-	-	-	-
Unrealized gains (losses) on investments	108	(286)	108	(317)

Derivatives:
Unrealized gains (losses) for the period on derivatives	(2,022)	(2,254)	(4,537)	(1,699)
Less: reclassification adjustment for (gains) losses to net earnings	1,628	408	3,302	918
Unrealized gains (losses) on derivatives	(394)	(1,846)	(1,235)	(781)

Total other comprehensive income (loss), before tax	(2,643)	(3,587)	(5,921)	(4,635)
Income tax benefit (expense) related to items of other comprehensive income	235	934	802	1,368
Total comprehensive earnings	23,733	23,956	41,345	41,656
Comprehensive earnings attributable to noncontrolling interests	30	59	(80)	352
Total comprehensive earnings attributable to Tootsie Roll Industries, Inc.	$23,763	$24,015	$41,265	$42,008

 (The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Year to Date Ended
	September 30, 2015	September 27, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$46,464	$44,923
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	15,112	15,568
Loss on step acquisition	-	529
Amortization of marketable security premiums	2,349	2,498
Changes in operating assets and liabilities:
Accounts receivable	(55,672)	(60,434)
Other receivables	(966)	3,004
Inventories	(7,804)	(15,694)
Prepaid expenses and other assets	11,364	3,344
Accounts payable and accrued liabilities	11,136	9,153
Income taxes payable and deferred	8,365	4,982
Postretirement health care and life insurance benefits	(597)	(691)
Deferred compensation and other liabilities	509	2,609
Net cash from operating activities	30,260	9,791
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash acquired in step acquisition	-	161
Restricted cash	227	169
Capital expenditures	(12,421)	(7,315)
Net sales (purchases) of trading securities	(1,058)	(3,062)
Purchase of available for sale securities	(45,826)	(37,416)
Sale and maturity of available for sale securities	40,390	26,375
Net cash used in investing activities	(18,688)	(21,088)
CASH FLOWS FROM FINANCING ACTIVITIES:
Shares purchased and retired	(22,998)	(16,792)
Dividends paid in cash	(15,269)	(14,415)
Repayment of bank loans	(87)	(130)
Net cash used in financing activities	(38,354)	(31,337)
Effect of exchange rate changes on cash	(2,600)	(507)
Decrease in cash and cash equivalents	(29,382)	(43,141)
Cash and cash equivalents at beginning of year	100,108	88,283
Cash and cash equivalents at end of quarter	$70,726	$45,142
Supplemental cash flow information:
Income taxes paid, net	$11,766	$14,835
Interest paid	$15	$33
Stock dividend issued	$57,220	$52,165

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September  30, 2015

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

Results of operations for the period ended September 30, 2015 are not necessarily indicative of results to be expected for the year to end December 31, 2015 because of the seasonal nature of the Company’s operations. Historically, the third quarter has been the Company’s largest sales quarter due to pre-Halloween sales.

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

Note 2 — Average Shares Outstanding

The average number of shares outstanding for year to date ended September  30, 2015 reflect stock purchases of 728 shares for $22,998 and a 3% stock dividend distributed on April 10, 2015. The average number of shares outstanding for year to date ended September  27, 2014 reflect stock purchases of 575 shares for $16,792 and a 3% stock dividend distributed on April 4, 2014.

Note 3 — Income Taxes

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company remains subject to examination by U.S. federal and state and foreign tax authorities for the years 2012 through 2014. With few exceptions, including audit examinations of the Company’s amended U.S. income tax returns for 2009 and 2010, and its 2011 and 2012 U.S. income tax returns, the Company is no longer subject to examination by tax authorities for the year 2011 and prior. The consolidated effective tax rates were 31.5% and 27.9% in third quarter 2015 and 2014, respectively, and 30.2% and 32.8% in nine months 2015 and 2014, respectively. The effective tax rate in third quarter 2014 benefited from a release of a valuation allowance relating to capital loss carry-forwards and the filing of federal amended income tax returns. The lower effective tax rates in nine months 2015 principally reflect a $1,066 release of an uncertain income tax liability and resulting income tax benefit due to a decision by a foreign court issued in second quarter 2015, and the reversal of deferred tax assets of $2,350 in first quarter 2014 relating to the step acquisition of the Spanish companies as discussed in Note 10.

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

As of September 30, 2015, December 31, 2014 and September 27, 2014, the Company held certain financial assets that are required to be measured at fair value on a recurring basis. These included derivative hedging instruments related to the purchase of certain raw materials and foreign currencies, investments in trading securities and available for sale securities. The Company’s available for sale and trading securities principally consist of corporate and municipal bonds that are publicly traded.

The following table presents information about the Company’s financial assets and liabilities measured at fair value as of September 30, 2015, December 31, 2014 and September 27, 2014 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Estimated Fair Value September 30, 2015
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$70,726	$70,726	$-	$-
Available for sale securities	134,542	2,453	132,089	-
Foreign currency forward contracts	(2,977)	-	(2,977)	-
Commodity futures contracts	(932)	(932)	-	-
Trading securities	71,371	71,371	-	-
Total assets measured at fair value	$272,730	$143,618	$129,112	$-

	Estimated Fair Value December 31, 2014
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$100,108	$100,108	$-	$-
Available for sale securities	131,347	2,446	128,901	-
Foreign currency forward contracts	(1,939)	-	(1,939)	-
Commodity futures contracts, net	(737)	(737)	-	-
Trading securities	71,682	71,682	-	-
Total assets measured at fair value	$300,461	$173,499	$126,962	$-

	Estimated Fair Value September 27, 2014
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$45,142	$45,142	$-	$-
Available for sale securities	126,870	-	126,870	-
Foreign currency forward contracts	(1,238)	-	(1,238)	-
Commodity futures contracts	(377)	(377)	-	-
Trading securities	69,367	69,367	-	-
Total assets measured at fair value	$239,764	$114,132	$125,632	$-

The fair value of the Company’s industrial revenue development bonds at September 30, 2015, December 31, 2014 and September 27, 2014 were valued using Level 2 inputs which approximates the carrying value of $7,500 for the respective periods. Interest rates on these bonds are reset weekly based on current market conditions.

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

The following table summarizes the Company’s outstanding derivative contracts and their effects on its Condensed Consolidated Statements of Financial Position at September 30, 2015, December 31, 2014 and September 27, 2014:

	September 30, 2015
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$22,500	$-	$(2,977)
Commodity futures contracts	10,263	49	(981)
Total derivatives designated as hedging instruments		49	(3,958)
Derivatives not designated as hedging instruments:
Commodity futures contracts	-	-	-
Total derivatives not designated as hedging instruments		-	-
Total derivatives		$49	$(3,958)

	December 31, 2014
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$27,603	$-	$(1,939)
Commodity futures contracts	5,422	23	(760)
Total derivatives designated as hedging instruments		23	(2,699)
Derivatives not designated as hedging instruments:
Commodity futures contracts		-	-
Total derivatives not designated as hedging instruments		-	-
Total derivatives		$23	$(2,699)

	September 27, 2014
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$33,291	$20	$(1,258)
Commodity futures contracts	3,352	-	(377)
Total derivatives designated as hedging instruments		20	(1,635)
Derivatives not designated as hedging instruments:
Commodity futures contracts	-	-	-
Total derivatives not designated as hedging instruments		-	-
Total derivatives		$20	$(1,635)

The effects of derivative instruments on the Company’s Condensed Consolidated Statements of Earnings and Retained Earnings and the Condensed Consolidated Statements of Comprehensive Earnings for periods ended September 30, 2015 and September 27, 2014 are as follows:

	For Quarter Ended September 30, 2015
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain(Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$(1,195)	$(712)	$-
Commodity futures contracts	(827)	(916)	-
Total	$(2,022)	$(1,628)	$-

	For Quarter Ended September 27, 2014
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain(Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$(1,492)	$(173)	$-
Commodity futures contracts	(762)	(235)	-
Total	$(2,254)	$(408)	$-

	For Year to Date Ended September 30, 2015
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain(Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$(2,772)	$(1,733)	$-
Commodity futures contracts	(1,765)	(1,569)	-
Total	$(4,537)	$(3,302)	$-

	For Year to Date Ended September 27, 2014
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain(Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$(1,178)	$(624)	$-
Commodity futures contracts	(521)	(294)	-
Total	$(1,699)	$(918)	$-

During the quarters and years to date ended September 30, 2015 and September 27, 2014, the Company recognized losses of $0 and $0, and $0 and $20 respectively, related to mark-to-market accounting for certain commodity option and future contracts.

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

The Company was previously advised by the Plan that if the Company had withdrawn from the Plan during 2012 its estimated withdrawal liability would have been $37,200. The Company was recently advised by the Plan that its withdrawal liability would have been $56,400 if it had withdrawn from the Plan during 2014. The increase from 2012 to 2014 principally reflects changes in key actuarial assumptions, principally the effects of a lower interest rates proscribed by PBGC which were partially used to determine the present value of vested benefits, and a change to a more conservative mortality table. Should the Company actually withdraw from the Plan at a future date, a withdrawal liability, which could be higher than the above discussed amounts, could be payable to the Plan. Pension expense, including surcharges as discussed above, for the BC&T Plan for nine months 2015 and 2014 was $2,013 and $2,028, respectively. The aforementioned includes surcharge of $349 and $268 in nine months 2015 and 2014, respectively, related to contribution increases under the plan of rehabilitation.

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

Note 7 — Accumulated Other Comprehensive Earnings (Loss)

Accumulated Other Comprehensive Earnings (Loss) consists of the following components:

						Accumulated
	Foreign		Foreign		Postretirement	Other
	Currency		Currency	Commodity	and Pension	Comprehensive
	Translation	Investments	Derivatives	Derivatives	Benefits	Earnings (Loss)
Balance at December 31, 2014	$(17,499)	$(332)	$(1,236)	$(470)	$6,439	$(13,098)
Other comprehensive earnings (loss) before reclassifications	(3,706)	69	(1,769)	(1,125)	-	(6,531)
Reclassifications from accumulated other comprehensive loss	-	-	1,106	1,000	(694)	1,412
Other comprehensive earnings (loss) net of tax	(3,706)	69	(663)	(125)	(694)	(5,119)
Balance at September 30, 2015	$(21,205)	$(263)	$(1,899)	$(595)	$5,745	$(18,217)

						Accumulated
	Foreign		Foreign		Postretirement	Other
	Currency		Currency	Commodity	and Pension	Comprehensive
	Translation	Investments	Derivatives	Derivatives	Benefits	Earnings (Loss)
Balance at December 31, 2013	$(13,527)	$54	$(436)	$(96)	$9,367	$(4,638)
Other comprehensive earnings (loss) before reclassifications	(1,703)	(202)	(752)	(332)	-	(2,989)
Reclassifications from accumulated other comprehensive loss	-	-	398	188	(864)	(278)
Other comprehensive earnings (loss) net of tax	(1,703)	(202)	(354)	(144)	(864)	(3,267)
Balance at September 27, 2014	$(15,230)	$(148)	$(790)	$(240)	$8,503	$(7,905)

The amounts reclassified from accumulated other comprehensive income (loss) consisted of the following:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)

Details about Accumulated Other	Quarter Ended		Year to Date Ended
Comprehensive Income Components	September 30, 2015	September 27, 2014	September 30, 2015	September 27, 2014	Location of (Gain) Loss Recognized in Earnings
Foreign currency derivatives	$712	$173	$1,733	$624	Other income, net
Commodity derivatives	916	235	1,569	294	Product cost of goods sold
Postretirement and pension benefits	(185)	(230)	(555)	(690)	Selling, marketing and administrative expenses
Postretirement and pension benefits	(177)	(221)	(533)	(663)	Product cost of goods sold
Total before tax	1,266	(43)	2,214	(435)
Tax (expense) benefit	(458)	15	(802)	157
Net of tax	$808	$(28)	$1,412	$(278)

Note 8 — Restricted Cash

Restricted cash comprises certain cash deposits of the Company’s less than wholly owned Spanish companies (see Note 10) with international banks that are pledged as collateral for letters of credit and bank borrowings.

Note 9 — Bank Loans

Long term bank loans comprise borrowings by the Company’s less than wholly owned Spanish companies (see Note 10) which are held by international banks. The average weighted interest rate at September 30, 2015 and September 27, 2014 was 2.5 % and 2.7%, respectively, and maturity dates range from 1 to 4 years for both periods. Short term bank loans also relate to the Company’s less than wholly owned Spanish companies.

Note 10 — Step Acquisition

During first quarter 2014, the Company gained operating control of its two 50% owned Spanish companies when Company employee representatives assumed all positions on their boards of directors. This was considered a step acquisition, whereby the Company remeasured the previously held investment to fair value in first quarter 2014. As a result, the Company’s first quarter 2014 net earnings include a net loss of $529, including an additional income tax provision of $2,350 relating to deferred income taxes. During 2014, the Company further increased its control and ownership to 83% by subscribing to additional common shares of these Spanish subsidiaries for approximately $1,400  ($1,200 was paid in 2014, and the balance was paid in 2015). The consolidated financial statements for the year ended December 31, 2014 and nine months ended September 30, 2015 include these Spanish companies and related minority interests. These Spanish subsidiaries are not material to the Company’s consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This financial review discusses the Company’s financial condition, results of operations, liquidity and capital resources, new accounting pronouncements and other matters. Dollars are presented in thousands, except per share amounts. This review should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes included in this Form 10-Q and with the Company’s Condensed Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2014 Form 10-K.

Net product sales were $183,806 in third quarter 2015 compared to $191,093 in third quarter 2014, a decrease of $7,287 or 3.8%. Nine months 2015 net product sales were $396,811 compared to $401,966 in nine months 2014, a decrease of $5,155 or 1.3%. Third quarter and nine months 2015 net sales were adversely affected by currency translation of $2,900 and $5,800 respectively, due to a stronger U.S. dollar in 2015 compared to 2014. The timing of certain sales between third and fourth quarters in the comparative 2015 and 2014 periods also contributed to lower reported sales for third quarter and nine months 2015.

Product cost of goods sold were $117,046 in third quarter 2015 compared to $123,164 in third quarter 2014, and nine months 2015 product cost of goods sold were $252,924 compared to $256,211 in nine months 2014. Product cost of goods sold includes $(671) and $84 of certain deferred compensation expenses (credits) in third quarter 2015 and 2014, respectively, and $(253) and $716 of certain deferred compensation expenses (credits) in nine months 2015 and 2014, respectively. These deferred compensation expenses (credits) principally result from the changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Adjusting for the aforementioned, product cost of goods sold decreased from $123,080 in third quarter 2014 to $117,717 in third quarter 2015, a decrease of $5,363 or 4.4%; and decreased from $255,495 in nine months 2014 to $253,177 in nine months 2015, a decrease of $2,318 or 0.9%. As a percentage of net product sales, adjusted product cost of goods sold was 64.0% and 64.4% in third quarter 2015 and 2014, respectively, a favorable decrease of 0.4%; and adjusted product cost of goods sold was 63.8% and 63.6% in nine months 2015 and 2014, respectively, an unfavorable increase of 0.2%. Third quarter and nine months net earnings benefited from more favorable ingredient costs, however, higher plant manufacturing  overhead costs adversely affected product cost of goods sold because these costs are generally fixed and do not change in proportion to changes in sales and production volumes. Although our overall comparative ingredient costs in both third quarter and nine months 2015 were more favorable compared to the corresponding periods in the prior year, certain key ingredient costs are higher this year, and we expect higher overall ingredient costs in 2016. Although higher plant manufacturing overhead contributed to higher product cost of goods sold as a percent of sales in 2015, efficiencies driven by capital investments and ongoing cost containment programs mitigated some of these increased costs.

Selling, marketing and administrative expenses were $26,338 in third quarter 2015 compared to $31,840 in third quarter 2014, and nine months 2015 selling, marketing and administrative expenses were $78,161 compared to $85,767 in nine months 2014. Selling, marketing and administrative expenses includes $(2,485) and $265 of certain deferred compensation expenses (credits) in third quarter 2015 and 2014, respectively, and $(1,117) and $2,374 of certain deferred compensation expenses (credits) in nine months 2015 and 2014, respectively. As discussed above, these expenses (credits) principally result from changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years, and are not reflective of current operating results. Adjusting for the aforementioned, selling, marketing and administrative expenses decreased from $31,575 in third quarter 2014 to $28,823 in third quarter 2015, a decrease of $2,752 or 8.7%; and selling, marketing and administrative expenses decreased from $83,393 in nine months 2014 to $79,278 in nine months 2015, a decrease of $4,115 or 4.9%. As a percentage of net product sales, adjusted selling, marketing and administrative expenses decreased from 16.5% in third quarter 2014 to 15.7% in third quarter 2015, a favorable decrease of 0.8% as a percent of net sales; and selling, marketing and administrative expenses decreased from 20.7% in nine months 2014 to 20.0% in nine months 2015, a decrease of 0.7% as a percent of net sales. Selling, marketing and administrative expenses include $11,624 and $12,930 for freight, delivery and warehousing expenses in third quarter 2015 and 2014, respectively, and $30,706 and $33,819 for freight, delivery and warehousing expenses in nine months 2015 and 2014, respectively. These expenses were 6.3% and 6.8% of net product sales in third quarter 2015 and 2014, respectively, and 7.7% and 8.4% of net product sales in nine months 2015 and 2014, respectively. Lower freight and delivery expenses reflect the effects of more favorable energy and diesel fuel costs and internal cost savings programs and initiatives, and principally contributed to the above discussed decrease in selling, marketing and administrative expenses in both third quarter and nine months 2015.

Earnings from operations were $41,028 in third quarter 2015 compared to $36,759 in third quarter 2014, and were $67,626 in nine months 2015 compared to $62,016 in nine months 2014. Earnings from operations include $(3,156) and $349 of certain deferred compensation expenses (credits) in third quarter 2015 and 2014, respectively, and include $(1,370) and $3,090 of certain deferred compensation expenses (credits) in nine months 2015 and 2014, respectively, which are discussed above. Adjusting for these deferred compensation costs and expenses (credits), operating earnings were $37,872 and $37,108 in third quarter 2015 and 2014, respectively, an increase of $764 or 2.1%; and adjusted operating earnings were $66,256 and $65,106 in nine months 2015 and 2014, respectively, an increase of $1,150 or 1.8%. As a percentage of net product sales, these adjusted operating earnings were 20.6% and 19.4% in third quarter 2015 and 2014, respectively, a favorable increase of 1.2% as a percentage of net product sales; and were 16.7% and 16.2% in nine months 2015 and 2014, respectively, a favorable increase of 0.5%. The above discussed increases in adjusted operating earnings principally reflect the effects of more favorable product cost of goods sold and selling, marketing and administrative expenses as discussed above. Management believes the presentation in this and the preceding paragraphs relating to amounts adjusted for deferred compensation expense are more reflective of the underlying operations of the Company.

Other income (expense) net, was $(2,879) in third quarter 2015 compared to $166 in third quarter 2014, and other income (expense) net, was $(1,085) in nine months 2015 compared to $4,865 in nine months 2014. Other income (expense), net for third quarter 2015 and 2014 includes net gains (losses) and investment income of $(3,156) and $349, respectively, on trading securities which provide an economic hedge of the Company’s deferred compensation liabilities; and other income (expense), net for nine months 2015 and 2014 includes net gains (losses) and investment income of $(1,370) and $3,090, respectively, on trading securities relating to these programs. These changes in trading securities were substantially offset by a like amount of deferred compensation expense or credits included in product cost of goods sold and selling, marketing, and administrative expenses in the respective periods as discussed above. Other income (expense) net, includes gains (losses) on foreign exchange of $(51) and $(380) in third quarter 2015 and 2014, respectively, and $(818) and $(1,169) in nine months 2015 and 2014, respectively. In addition, prior year first quarter and nine months 2014 other income, net includes a pre-tax gain of approximately $1,800 ($529 after-tax loss) resulting from the step acquisition of the two Spanish companies discussed below and in Note 10 of the Notes to the Condensed Consolidated Financial Statements.

The consolidated effective tax rates were 31.5% and 27.9% in third quarter 2015 and 2014, respectively, and 30.2% and 32.8% in nine months 2015 and 2014, respectively. The effective tax rate in third quarter 2014 benefited from a release of a valuation allowance relating to capital loss carry-forwards and the filing of federal amended income tax returns. The lower effective tax rate for nine months 2015 principally reflects a $1,066 release of an uncertain income tax liability, and resulting income tax benefit, due to a decision by a foreign court issued in second quarter 2015, and the reversal of deferred tax assets of $2,350 in first quarter 2014 relating to the step acquisition of the Spanish companies as discussed in Note 10.

Net earnings attributable to Tootsie Roll Industries, Inc. were $26,171 (after $30 net loss attributed to non-controlling interests) in third quarter 2015 compared to $26,668 (after $59 net loss attributed to non-controlling interests) in third quarter 2014, and earnings per share were $0.43 in both third quarter 2015 and 2014. Nine months 2015 net earnings attributable to Tootsie Roll Industries, Inc. were $46,384 (after $80 net earnings attributed to non-controlling interests) compared to nine months 2014 net earnings of $45,275 (after $352 net loss attributed to non-controlling interests), and net earnings per share were $0.75 and $0.72 in nine months 2015 and nine months 2014, respectively, an increase of $0.03 per share or 4%. As discussed above, net earnings were favorably impacted by the release of an uncertain income tax liability which added $1,066 or approximately $0.02 per share to nine months 2015 net earnings attributable to Tootsie Roll Industries, Inc. Earnings per share attributable to Tootsie Roll Industries, Inc. for third quarter and nine months 2015 did benefit from the reduction in average shares outstanding resulting from purchases in the open market by the Company of its common stock. Average shares outstanding decreased from 62,321 in third quarter 2014 to 61,357 in third quarter 2015, and from 62,465 in nine months 2014 to 61,593 in nine months 2015.

Goodwill and intangibles are assessed annually as of December 31 or whenever events or circumstances indicate that the carrying values may not be recoverable from future cash flows. The Company has not identified any triggering events, as defined, or other adverse information that would indicate a material impairment of its goodwill or intangibles in nine months 2015. There were also no impairments in the comparative nine months 2014 period.

During first quarter 2014, the Company gained operating control of its two 50% owned Spanish companies when Company employee representatives assumed all positions on their boards of directors. This was considered a step acquisition, whereby the Company remeasured the previously held investment to fair value in first quarter 2014. As a result, the Company’s first quarter 2014 net earnings include a net after-tax loss of $529, including an additional income tax provision of $2,350 relating to deferred income taxes. The Company further increased its ownership and control to 83% in fourth quarter 2014 by subscribing to additional common shares for approximately $1,400. These Spanish companies had operating losses for each of the years 2008 through 2014 and for nine months 2015. The Spanish companies were restructured during 2014 to reduce costs and expenses, but they have not achieved their business plan and financial objectives in third quarter and nine months 2015. Company management believes that it is likely that additional financing and investment will be required in 2015 and 2016 in light of the competitive challenges and economic conditions in Spain.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows provided by operating activities were $30,260 and $9,791 in nine months 2015 and 2014, respectively, an increase of $20,469. This increase principally reflects higher net earnings and a smaller increase in inventories and accounts receivable during nine months 2015 compared to nine months 2014, as well as changes in prepaid expense and other assets, and income taxes payable and deferred during the comparative periods.

Net cash used in investing activities was $18,688 in nine months 2015 compared to $21,088 in nine months 2014. Cash flows from investing activities reflect $45,826 and $37,416 relating to the purchase of available for sale securities during nine months 2015 and 2014, respectively. Nine months 2015 and 2014 investing activities also include capital expenditures of $12,421 and $7,315, respectively. Capital expenditures for the 2015 year are likely to be higher than historical annualized spending reflecting a significant production line replacement and renovation of approximately $10,000 planned for second half 2015 and early 2016 ($2,980 was spent as of September 30, 2015). All capital expenditures in 2015 are expected to be funded from the Company’s cash flow from operations and internal sources.

The Company’s consolidated financial statements include bank borrowings of $683 and $1,081 as of the end of third quarter 2015 and 2014, respectively, all of which relates to its two majority-owned and controlled Spanish companies. The Company had no other outstanding bank borrowings as of the end of third quarter 2015.

Financing activities include Company common stock purchases and retirements of $22,998 and $16,792 in nine months 2015 and 2014, respectively. Cash dividends of $15,269 and $14,415 were paid in nine months 2015 and 2014, respectively. The cash dividend paid in second and third quarter 2015 of $0.09 per share reflects an increase in the quarterly cash dividend per share of $0.01 per share (the prior quarterly dividend was $0.08 per share).

The Company’s current ratio (current assets divided by current liabilities) was 3.1 to 1 as of the end of third quarter 2015 as compared to 4.1 to 1 as of the end of fourth quarter 2014 and 3.5 to 1 as of the end of third quarter 2014. Net working capital was $216,752 as of the end of third quarter 2015 as compared to $200,162 and $195,287 as of the end of fourth and third quarters 2014, respectively.

The aforementioned net working capital amounts are principally reflected in aggregate cash and cash equivalents and short-term investments of $124,148 (including $13,514 of short-term trading securities) as of the end of third quarter 2015 compared to $139,558 and $81,204 as of the end of fourth and third quarters 2014, respectively. In addition, long term investments, principally debt securities comprising corporate and municipal bonds and long-term trading securities, were $152,491 as of the end of third quarter 2015, as compared to $163,579 and $160,175 as of the end of fourth and third quarters 2014, respectively. Aggregate cash and cash equivalents and short and long-term investments were $276,639, $303,137, and $241,379, as of the end of third quarter 2015, and as of the end of fourth and third quarters 2014, respectively. The aforementioned includes $71,371, $71,682, and $69,367 as of the end of the third quarter 2015, and fourth and third quarters 2014, respectively, relating to trading securities which are used as an economic hedge for the Company’s deferred compensation liabilities. The Company expects to payout approximately $13,500 of deferred compensation liabilities and sell a like amount of trading securities during fourth quarter 2015, and therefore, has included approximately $13,500 in both current investments and current deferred compensation in the Company’s Consolidated Statement of Financial Position. Investments in corporate and municipal bonds and other debt securities that matured during nine months 2015 and 2014 were generally used to purchase the Company’s common stock or were replaced with debt securities of similar maturities.

During fourth quarter 2014 and 2013, respectively, the Company contributed $1,000 and $15,000 to a VEBA trust, managed and controlled by the Company, to fund the estimated future costs of certain employee health, welfare and other benefits. The Company is using these funds to pay the actual cost of such benefits through 2017. The VEBA trust held $7,364, $10,845 and $10,758 of aggregate cash and cash equivalents as of the end of third quarter 2015, and as of the end of fourth and third quarters 2014, respectively. This asset value is included in prepaid expenses and long-term other assets in the Company’s Consolidated Statement of Financial Position. These assets are categorized as Level 1 within the fair value hierarchy.

ACCOUNTING PRONOUNCEMENTS

See Note 1 of the Company’s condensed consolidated financial statements.

RISK FACTORS

The Company’s operations and financial results are subject to a number of risks and uncertainties that could adversely affect the Company’s operating results and financial condition. Significant risk factors that could impact the Company include, but are not limited to,  the following: (i) significant competitive activity, including advertising, promotional and price competition, and changes in consumer demand for the Company’s products; (ii) fluctuations in the cost and availability of commodities and ingredients, including the effects of adverse weather and climate change, (iii) the risk that the Company may not be successful in passing on higher ingredients and other input cost to customers through product sales price increases or product weight declines (indirect price increase); (iv) inherent risks in the marketplace, including uncertainties about trade and consumer acceptance of product pricing changes and seasonal events such as Halloween, the Company’s largest sales season; (v) the effect of acquisitions on the Company’s results of operations and financial condition; (vi) the effect of changes in foreign currencies on the Company’s foreign subsidiaries operating results, and the effect of the fluctuation of the Canadian dollar on products manufactured in Canada and marketed and sold in the United States in U.S. dollars; (vii) the Company’s reliance on third party vendors for various goods and services, including commodities used for ingredients that are primarily grown or sourced from foreign locations; (viii) the Company’s ability to successfully implement new production processes and manufacturing automation and computer systems without disruption or quality problems; (ix) the effect of changes in assumptions, including discount rates, sales growth and profit margins, which could affect the Company’s impairment testing and analysis of its goodwill and trademarks; (x) changes in the confectionery marketplace including actions taken by major retailers and customers, including retail shelf space allocated to confectionary products; (xi) customer, consumer and competitor response to marketing programs and price and product weight adjustments, and new products; (xii) dependence on significant customers, including the volume and timing of their purchases, availability of shelf space, pricing and discount demands, and competitive products; (xiii) any significant labor stoppages, strikes or production interruptions; (xiv) changes in governmental laws or regulations that affect ingredients used in products, or taxes, tariffs or other government restrictions and guidelines on confectionary products sold; (xv) the adverse effects should the Company either voluntarily or involuntarily recall its product(s) from the marketplace; (xvi) the risk that the market value of Company’s investments could decline including being classified as “other-than-temporary” as defined; (xvii) the Company’s dependence on its enterprise resource planning computer system to manage its supply chain and customer deliveries, and the risk that the Company’s information technology systems fail to perform properly; (xviii) the adverse effects if the Company is unable to protect such information technology systems against data corruption, cyber-based attacks or network security breaches; (xix) the potential adverse effects on the Company as to changes to improve the funding status of the Bakery and Confectionery Union and Industry Pension Plan, a multi-employer plan which covers certain Company union employees, including future increases in labor and benefit costs; (xx) the adverse effects if restructuring efforts and changes in business plans with respect to the Company’s Spanish subsidiaries are not fully successful; and (xxi) the potential effects of current and future macroeconomic conditions and geopolitical events.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to various market risks, including fluctuations in and sufficient availability of sugar, corn syrup, edible oils, including soybean and palm oils, cocoa, dextrose, milk and whey, and gum-base input ingredients and packaging, and fuel costs principally relating to freight and delivery fuel surcharges. The Company is exposed to exchange rate fluctuations in the Canadian dollar which is the currency used for a portion of the raw material and packaging material costs and operating expenses at its Canadian plants. The Company is exposed to exchange rate fluctuations in Mexico, Canada, and Spain where its subsidiaries sell products in their local currencies. The Company invests in securities with maturities dates of up to approximately three years, the majority of which are held to maturity, which limits the Company’s exposure to interest rate fluctuations. There have been no material changes in the Company’s market risks that would significantly affect the disclosures made in the Form 10-K for the year ended December 31, 2014.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, the Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2015 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September  30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

TOOTSIE ROLL INDUSTRIES, INC.

AND SUBSIDIARIES

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the Company’s purchases of its common stock during the quarter ended September  30, 2015:

				Approximate Dollar
	(a) Total		Shares	Value of Shares that
	Number of	(b) Average	Purchased as Part of	May Yet Be Purchased
	Shares	Price Paid per	Publicly Announced Plans	Under the Plans
Period	Purchased	Share	Or Programs	or Programs

Jul 1 to Jul 31	73,857	$31.96	Not Applicable	Not Applicable

Aug 1 to Aug 31	126,987	31.34	Not Applicable	Not Applicable

Sep 1 to Sep 30	149,662	31.08	Not Applicable	Not Applicable

Total	350,506	$31.36	Not Applicable	Not Applicable

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

TOOTSIE ROLL INDUSTRIES, INC.

Date:	November 6, 2015	BY:	/S/ELLEN R. GORDON
Ellen R. Gordon
Chairman and Chief
Executive Officer

Date:	November 6, 2015	BY:	/S/G. HOWARD EMBER, JR.
G. Howard Ember, Jr.
Vice President Finance and
Chief Financial Officer