Form 10-Q
period 2016-03-31
TOOTSIE ROLL INDUSTRIES INC
filed 2016-05-09
CIK 98677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (March 31, 2016).

Class	Outstanding

Common Stock, $.69 4/9 par value	38,282,506
Class B Common Stock, $.69 4/9 par value	24,244,622

TOOTSIE ROLL INDUSTRIES, INC.

March 31, 2016

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See “Forward-Looking Statements” under Part I — Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands) (Unaudited)

	March 31, 2016	December 31, 2015	March 31, 2015

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$95,057	$126,145	$85,430
Restricted cash	414	395	-
Investments	38,750	42,155	52,530
Trade accounts receivable, less allowances of $2,224, $2,225 & $1,976	40,448	51,010	41,511
Other receivables	2,693	2,772	3,965
Inventories:
Finished goods & work-in-process	39,315	35,032	52,591
Raw material & supplies	29,721	27,231	28,262
Prepaid expenses	5,724	5,935	6,198
Deferred income taxes	3,152	3,131	7,094
Total current assets	255,274	293,806	277,581

PROPERTY, PLANT & EQUIPMENT, at cost:
Land	22,223	22,188	22,251
Buildings	114,581	114,562	113,199
Machinery & equipment	355,611	357,627	350,497
Construction in progress	13,492	5,158	3,645
	505,907	499,535	489,592
Less-accumulated depreciation	317,869	314,949	302,877
Net property, plant and equipment	188,038	184,586	186,715

OTHER ASSETS:
Goodwill	73,237	73,237	73,237
Trademarks	175,024	175,024	175,024
Investments	176,483	152,930	156,053
Split dollar officer life insurance	26,042	26,042	33,632
Prepaid expenses	2,041	3,050	5,889
Restricted cash	-	-	1,225
Deferred income taxes	310	308	1,575
Total other assets	453,137	430,591	446,635
Total assets	$896,449	$908,983	$910,931

(The accompanying notes are an integral part of these statements.)

(in thousands except per share data) (Unaudited)

	March 31, 2016	December 31, 2015	March 31, 2015

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$12,933	$11,322	$14,432
Bank loans	489	231	179
Dividends payable	144	5,486	130
Accrued liabilities	43,273	50,117	43,551
Postretirement health care and life insurance benefits	328	448	328
Income taxes payable	1,935	4,436	2,807
Deferred compensation	668	22	14,284
Total current liabilities	59,770	72,062	75,711

NONCURRENT LIABILITIES:
Deferred income taxes	48,240	47,594	51,844
Bank loans	364	383	484
Postretirement health care and life insurance benefits	11,052	10,952	12,154
Industrial development bonds	7,500	7,500	7,500
Liability for uncertain tax positions	4,983	5,101	8,453
Deferred compensation and other liabilities	67,051	66,843	66,678
Total noncurrent liabilities	139,190	138,373	147,113

TOOTSIE ROLL INDUSTRIES, INC. SHAREHOLDERS’ EQUITY:
Common stock, $.69-4/9 par value- 120,000 shares authorized; 38,283, 37,382 & 38,257, respectively, issued	26,585	25,960	26,567
Class B common stock, $.69-4/9 par value- 40,000 shares authorized; 24,245, 23,542 & 23,571, respectively, issued	16,836	16,348	16,368
Capital in excess of par value	668,864	622,882	650,724
Retained earnings	2,972	52,349	11,922
Accumulated other comprehensive loss	(16,101)	(17,364)	(15,758)
Treasury stock (at cost)- 83, 80 & 80 shares, respectively	(1,992)	(1,992)	(1,992)
Total Tootsie Roll Industries, Inc. shareholders’ equity	697,164	698,183	687,831
Noncontrolling interests	325	365	276
Total equity	697,489	698,548	688,107
Total liabilities and shareholders’ equity	$896,449	$908,983	$910,931

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

EARNINGS AND RETAINED EARNINGS

(in thousands except per share amounts) (Unaudited)

	Quarter Ended
	March 31, 2016	March 31, 2015

Net product sales	$103,362	$105,477
Rental and royalty revenue	1,033	844
Total revenue	104,395	106,321

Product cost of goods sold	65,824	67,145
Rental and royalty cost	302	228
Total costs	66,126	67,373

Product gross margin	37,538	38,332
Rental and royalty gross margin	731	616
Total gross margin	38,269	38,948
Selling, marketing and administrative expenses	24,053	25,984
Earnings from operations	14,216	12,964
Other income (loss), net	(35)	473
Earnings before income taxes	14,181	13,437
Provision for income taxes	4,325	4,334
Net earnings	9,856	9,103
Less: Net earnings (loss) attributable to noncontrolling interests	(40)	(51)
Net earnings attributable to Tootsie Roll Industries, Inc.	$9,896	$9,154

Net earnings attributable to Tootsie Roll Industries, Inc. per share	$0.16	$0.14
Dividends per share *	$0.09	$0.08

Average number of shares outstanding	62,499	63,645

Retained earnings at beginning of period	$52,349	$64,927
Net earnings attributable to Tootsie Roll Industries, Inc.	9,896	9,154
Cash dividends	(5,457)	(4,800)
Stock dividends	(53,816)	(57,359)
Retained earnings at end of period	$2,972	$11,922

*Does not include 3% stock dividend to shareholders of record on 3/8/16 and 3/10/15.

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS

(in thousands except per share amounts) (Unaudited)

	Quarter Ended
	March 31, 2016	March 31, 2015

Net earnings	$9,856	$9,103

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	205	(1,159)

Pension and postretirement reclassification adjustments:
Unrealized gains (losses) for the period on postretirement and pension benefits	-	-
Less: reclassification adjustment for (gains) losses to net earnings	(411)	(363)
Unrealized gains (losses) on postretirement and pension benefits	(411)	(363)

Investments:
Unrealized gains (losses) for the period on investments	490	371
Less: reclassification adjustment for (gains) losses to net earnings	4	-
Unrealized gains (losses) on investments	494	371

Derivatives:
Unrealized gains (losses) for the period on derivatives	961	(3,037)
Less: reclassification adjustment for (gains) losses to net earnings	613	675
Unrealized gains (losses) on derivatives	1,574	(2,362)

Total other comprehensive income (loss), before tax	1,862	(3,513)
Income tax benefit (expense) related to items of other comprehensive income	(599)	853
Total comprehensive earnings	11,119	6,443
Comprehensive earnings (loss) attributable to noncontrolling interests	(40)	(51)
Total comprehensive earnings attributable to Tootsie Roll Industries, Inc.	$11,159	$6,494

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Year to Date Ended
	March 31, 2016	March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$9,856	$9,103
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	5,152	5,050
Deferred income taxes	671	132
Amortization of marketable security premiums	748	791
Changes in operating assets and liabilities:
Accounts receivable	10,627	1,450
Other receivables	109	(404)
Inventories	(6,706)	(10,847)
Prepaid expenses and other assets	1,353	888
Accounts payable and accrued liabilities	(4,406)	(968)
Income taxes payable	(2,619)	1,909
Postretirement health care and life insurance benefits	(312)	(192)
Deferred compensation and other liabilities	507	109
Net cash from operating activities	14,980	7,021
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	1	175
Capital expenditures	(8,376)	(2,418)
Purchases of trading securities	(2,485)	(2,573)
Sales of trading securities	613	501
Purchase of available for sale securities	(23,348)	(9,107)
Sale and maturity of available for sale securities	4,871	6,622
Net cash used in investing activities	(28,724)	(6,800)
CASH FLOWS FROM FINANCING ACTIVITIES:
Shares purchased and retired	(6,576)	(4,544)
Dividends paid in cash	(10,943)	(9,613)
Proceeds from bank loans	809	-
Repayment of bank loans	(612)	(52)
Net cash used in financing activities	(17,322)	(14,209)
Effect of exchange rate changes on cash	(22)	(690)
Decrease in cash and cash equivalents	(31,088)	(14,678)
Cash and cash equivalents at beginning of year	126,145	100,108
Cash and cash equivalents at end of quarter	$95,057	$85,430
Supplemental cash flow information:
Income taxes paid, net	$6,352	$2,410
Interest paid	$1	$11
Stock dividend issued	$61,671	$57,230

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(in thousands except per share amounts) (Unaudited)

Note 1 — Significant Accounting Policies

General Information

Foregoing data has been prepared from the unaudited financial records of Tootsie Roll Industries, Inc. (the Company) and in the opinion of management all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the interim period have been reflected. Certain amounts previously reported have been reclassified to conform to the current year presentation. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s 2015 Annual Report on Form 10-K.

Results of operations for the period ended March 31, 2016 are not necessarily indicative of results to be expected for the year to end December 31, 2016 because of the seasonal nature of the Company’s operations. Historically, the third quarter has been the Company’s largest sales quarter due to pre-Halloween sales.

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

In February 2016, the FASB issued ASU 2016-02 which amends existing guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. This ASU also provides clarifications surrounding the presentation of the effects of leases in the income statement and statement of cash flows. This guidance will be effective for the Company on January 1, 2019. The Company is currently evaluating this new guidance to determine the impact it will have on its consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, which contains amendments to the new revenue recognition standard on identifying performance obligations and accounting for licenses of intellectual property. The amendments related to identifying performance obligations clarify when a promised good or service is separately identifiable and allows entities to disregard items that are immaterial in the context of a contract. The licensing implementation amendments clarify how an entity should evaluate the nature of its promise in granting a license of intellectual property, which will determine whether revenue is recognized over time or at a point in time. This new standard has the same effective date and transition requirements as ASU 2014-09. The Company is currently evaluating this new guidance to determine the impact it will have on its consolidated financial statements.

Note 2 — Average Shares Outstanding

The average number of shares outstanding for year to date ended March 31, 2016 reflect stock purchases of 214 shares for $6,576 and a 3% stock dividend distributed on April 8, 2016. The average number of shares outstanding for year to date ended March 31, 2015 reflect stock purchases of 143 shares for $4,544 and a 3% stock dividend distributed on April 10, 2015.

Note 3 — Income Taxes

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company remains subject to examination by U.S. federal and state and foreign tax authorities for the years 2013 through 2014. With few exceptions, the Company is no longer subject to examination by tax authorities for the year 2012 and prior. The consolidated effective tax rates were 30.5% and 32.3% in first quarter 2016 and 2015, respectively. The lower effective tax rate in first quarter 2016 compared to first quarter 2015 reflects the effective settlement of certain income tax audits during first quarter 2016.

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

As of March 31, 2016, December 31, 2015 and March 31, 2015, the Company held certain financial assets that are required to be measured at fair value on a recurring basis. These included derivative hedging instruments related to the purchase of certain raw materials and foreign currencies, investments in trading securities and available for sale securities. The Company’s available for sale and trading securities principally consist of corporate and municipal bonds that are publicly traded.

The following table presents information about the Company’s financial assets and liabilities measured at fair value as of March 31, 2016, December 31, 2015 and March 31, 2015 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Estimated Fair Value March 31, 2016
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$95,057	$95,057	$-	$-
Available for sale securities	152,724	2,441	150,283	-
Foreign currency forward contracts	(1,350)	-	(1,350)	-
Commodity futures contracts	569	569	-	-
Trading securities	62,509	62,509	-	-
Total assets measured at fair value	$309,509	$160,576	$148,933	$-

	Estimated Fair Value December 31, 2015
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$126,145	$126,145	$-	$-
Available for sale securities	134,501	2,430	132,071	-
Foreign currency forward contracts	(2,626)	-	(2,626)	-
Commodity futures contracts, net	271	271	-	-
Trading securities	60,584	60,584	-	-
Total assets measured at fair value	$318,875	$189,430	$129,445	$-

	Estimated Fair Value March 31, 2015
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$85,430	$85,430	$-	$-
Available for sale securities	133,412	2,461	130,951	-
Foreign currency forward contracts	(3,328)	-	(3,328)	-
Commodity futures contracts	(1,709)	(1,709)	-	-
Trading securities	75,171	75,171	-	-
Total assets measured at fair value	$288,976	$161,353	$127,623	$-

The fair value of the Company’s industrial revenue development bonds at March 31, 2016, December 31, 2015 and March 31, 2015 were valued using Level 2 inputs which approximates the carrying value of $7,500 for the respective periods. Interest rates on these bonds are reset weekly based on current market conditions.

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

The following table summarizes the Company’s outstanding derivative contracts and their effects on its Condensed Consolidated Statements of Financial Position at March 31, 2016, December 31, 2015 and March 31, 2015:

	March 31, 2016
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$12,339	$-	$(1,350)
Commodity futures contracts	12,029	648	(79)
Total derivatives		$648	$(1,429)

	December 31, 2015
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$15,668	$-	$(2,626)
Commodity futures contracts	13,202	484	(213)
Total derivatives		$484	$(2,839)

	March 31, 2015
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$23,443	$-	$(3,328)
Commodity futures contracts	15,966	31	(1,740)
Total derivatives		$31	$(5,068)

The effects of derivative instruments on the Company’s Condensed Consolidated Statements of Earnings and Retained Earnings and the Condensed Consolidated Statements of Comprehensive Earnings for periods ended March 31, 2016 and March 31, 2015 are as follows:

	For Quarter Ended March 31, 2016
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain(Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$670	$(606)	$-
Commodity futures contracts	291	(7)	-
Total	$961	$(613)	$-

	For Quarter Ended March 31, 2015
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain(Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$(1,903)	$(513)	$-
Commodity futures contracts	(1,134)	(162)	-
Total	$(3,037)	$(675)	$-

Note 6 — Pension Plans

During 2015 and 2016, the Company received updated notices that the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union Pension Plan (Plan), a multi-employer defined benefit pension plan for certain Company union employees, is in “critical and declining status”, as defined by the Pension Protection Act (PPA) and the Pension Benefit Guaranty Corporation (PBGC), and that the Plan is projected to become insolvent in 14 years. The Company has been advised that its withdrawal liability would have been $61,000 if it had withdrawn from the Plan during 2015. Should the Company actually withdraw from the Plan at a future date, a withdrawal liability, which could be higher than the above discussed amounts, could be payable to the Plan.

The Company is currently unable to determine the ultimate outcome of the above discussed matter and therefore is unable to determine the effects on its consolidated financial statements, but the ultimate outcome or the effects of any modifications to the current rehabilitation plan could be material to its consolidated results of operations or cash flows in one or more future periods. See also the Company’s Condensed Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations incorporated into the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Note 7 — Accumulated Other Comprehensive Earnings (Loss)

Accumulated Other Comprehensive Earnings (Loss) consists of the following components:

						Accumulated
	Foreign		Foreign		Postretirement	Other
	Currency		Currency	Commodity	and Pension	Comprehensive
	Translation	Investments	Derivatives	Derivatives	Benefits	Earnings (Loss)
Balance at December 31, 2015	$(21,644)	$(605)	$(1,675)	$173	$6,387	$(17,364)
Other comprehensive earnings (loss) before reclassifications	205	312	427	187	-	1,131
Reclassifications from accumulated other comprehensive loss	-	3	387	4	(262)	132
Other comprehensive earnings (loss) net of tax	205	315	814	191	(262)	1,263
Balance at March 31, 2016	$(21,439)	$(290)	$(861)	$364	$6,125	$(16,101)

						Accumulated
	Foreign		Foreign		Postretirement	Other
	Currency		Currency	Commodity	and Pension	Comprehensive
	Translation	Investments	Derivatives	Derivatives	Benefits	Earnings (Loss)
Balance at December 31, 2014	$(17,499)	$(332)	$(1,236)	$(470)	$6,439	$(13,098)
Other comprehensive earnings (loss) before reclassifications	(1,159)	237	(1,214)	(722)	-	(2,858)
Reclassifications from accumulated other comprehensive loss	-	-	327	103	(232)	198
Other comprehensive earnings (loss) net of tax	(1,159)	237	(887)	(619)	(232)	(2,660)
Balance at March 31, 2015	$(18,658)	$(95)	$(2,123)	$(1,089)	$6,207	$(15,758)

The amounts reclassified from accumulated other comprehensive income (loss) consisted of the following:

Details about Accumulated Other	Quarter Ended
Comprehensive Income Components	March 31, 2016	March 31, 2015	Location of (Gain) Loss Recognized in Earnings
Investments	$4	$-	Other income, net
Foreign currency derivatives	606	513	Other income, net
Commodity derivatives	7	162	Product cost of goods sold
Postretirement and pension benefits	(210)	(185)	Selling, marketing and administrative expenses
Postretirement and pension benefits	(201)	(178)	Product cost of goods sold
Total before tax	206	312
Tax (expense) benefit	(74)	(114)
Net of tax	$132	$198

Note 8 — Restricted Cash

Restricted cash comprises certain cash deposits of the Company’s majority-owned Spanish companies with international banks that are pledged as collateral for letters of credit and bank borrowings.

Note 9 — Bank Loans

Long term bank loans comprise borrowings by the Company’s majority-owned Spanish companies which are held by international banks. The average weighted interest rate at March 31, 2016 and March 31, 2015 was 2.2 % and 2.5%, respectively, and maturity dates range from 2 to 3 years for both periods. Short term bank loans also relate to the Company’s majority-owned Spanish companies.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This financial review discusses the Company’s financial condition, results of operations, liquidity and capital resources, new accounting pronouncements and other matters. Dollars are presented in thousands, except per share amounts. This review should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes included in this Form 10-Q and with the Company’s Condensed Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”).

Net product sales were $103,362 in first quarter 2016 compared to $105,477 in first quarter 2015, a decrease of $2,115 or 2.0%. First quarter 2016 sales were adversely affected by $1,202 of lower export sales from the U.S. to foreign markets, and $630 of lower sales by foreign subsidiaries. Because much of these sales were made in foreign currencies, a stronger U.S. dollar and currency translation contributed $829 to these lower foreign sales in first quarter 2016.

Product cost of goods sold were $65,824 in first quarter 2016 compared to $67,145 in first quarter 2015. Product cost of goods sold includes $13 and $332 of certain deferred compensation expenses in first quarter 2016 and 2015, respectively. These deferred compensation expenses principally result from the changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Adjusting for the aforementioned, product cost of goods sold decreased from $66,813 in first quarter 2015 to $65,811 in first quarter 2016, a decrease of $1,002 or 1.5%. As a percentage of net product sales, adjusted product cost of goods sold was 63.7% and 63.3% in first quarter 2016 and 2015, respectively, an unfavorable increase of 0.4%. Adjusted cost of goods sold as a percent of sales benefited from higher price realization in first quarter 2016 compared to first quarter 2015, however, increased manufacturing costs had an adverse impact in first quarter 2016. These higher manufacturing costs reflect the effects of lower production volumes in first quarter 2016 in order to reduce finished goods inventory levels to meet nearer term sales demands. This inventory reduction was in response to uncertainties surrounding changes in state and national labeling regulations and requirements, and facilitates the Company’s compliance and readiness to respond to possible changes under consideration.  These higher plant manufacturing costs in first quarter 2016 result from reduced efficiencies relating to decreased production volumes and reflect the adverse effects of plant overhead costs which are generally fixed and do not change in proportion to changes in production volumes. Increases in certain ingredients costs, wages and benefits also adversely affected adjusted cost of goods sold in first quarter 2016 compared to first quarter 2015. Ongoing cost containment programs and the benefits of certain capital investments did mitigate some of these increased costs.

Selling, marketing and administrative expenses were $24,053 in first quarter 2016 compared to $25,984 in first quarter 2015. Selling, marketing and administrative expenses includes $40 and $1,086 of certain deferred compensation expenses in first quarter 2016 and 2015, respectively. As discussed above, these expenses principally result from changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years, and are not reflective of current operating results. Adjusting for the aforementioned, selling, marketing and administrative expenses decreased from $24,898 in first quarter 2015 to $24,013 in first quarter 2016, a decrease of $885 or 3.6%. As a percentage of net product sales, adjusted selling, marketing and administrative expenses decreased from 23.6% in first quarter 2015 to 23.2% in first quarter 2016, a favorable decrease of 0.4% as a percent of net product sales. Selling, marketing and administrative expenses include $9,186 and $9,924 for freight, delivery and warehousing expenses in first quarter 2016 and 2015, respectively. These expenses were 8.9% and 9.4% of net product sales in first quarter 2016 and 2015, respectively. Lower freight and delivery expenses reflect the effects of internal cost savings programs and initiatives as well as more favorable energy and diesel fuel costs, and principally contributed to the above discussed decrease in selling, marketing and administrative expenses in first quarter 2016.

Earnings from operations were $14,216 in first quarter 2016 compared to $12,964 in first quarter 2015. Earnings from operations include $53 and $1,418 of certain deferred compensation expenses in first quarter 2016 and 2015, respectively which are discussed above. Adjusting for these deferred compensation costs and expenses, operating earnings were $14,269 and $14,382 in first quarter 2016 and 2015, respectively, a decrease of $113 or 0.8%. As a percentage of net product sales, these adjusted operating earnings were 13.8% and 13.6% in first quarter 2016 and 2015, respectively, a favorable increase of 0.2% as a percentage of net product sales. First quarter 2016 operating earnings principally reflect the benefits of higher price realization on sales, but were adversely impacted by lower export sales and results of foreign subsidiaries, as well as increased manufacturing and other costs as discussed above. Management believes the presentation in this and the preceding paragraphs relating to amounts adjusted for deferred compensation expense are more reflective of the underlying operations of the Company.

Other income (expense), net was $(35) in first quarter 2016 compared to $473 in first quarter 2015. Other income (expense), net for first quarter 2016 and 2015 includes net gains and investment income of $53 and $1,418, respectively, on trading securities which provide an economic hedge of the Company’s deferred compensation liabilities. These changes in trading securities were substantially offset by a like amount of deferred compensation expense or credits included in product cost of goods sold and selling, marketing, and administrative expenses in the respective periods as discussed above. Other income (expense), net includes losses on foreign exchange of $634 and $1,354 in first quarter 2016 and 2015, respectively.

The consolidated effective tax rates were 30.5% and 32.3% in first quarter 2016 and 2015, respectively. The lower effective tax rate in first quarter 2016 compared to first quarter 2015 reflects the effective settlement of certain income tax audits during first quarter 2016.

Net earnings attributable to Tootsie Roll Industries, Inc. were $9,896 (after $40 net loss attributed to non-controlling interests) in first quarter 2016 compared to $9,154 (after $51 net loss attributed to non-controlling interests) in first quarter 2015, and earnings per share were $0.16 and $0.14 in first quarter 2016 and 2015, respectively, an increase of $0.02 per share, or 14%. Earnings per share attributable to Tootsie Roll Industries, Inc. for first quarter 2016 did benefit from the reduction in average shares outstanding resulting from purchases in the open market by the Company of its common stock. Average shares outstanding decreased from 63,645 in first quarter 2015 to 62,499 in first quarter 2016.

Goodwill and intangibles are assessed annually as of December 31 or whenever events or circumstances indicate that the carrying values may not be recoverable from future cash flows. The Company has not identified any triggering events, as defined, or other adverse information that would indicate a material impairment of its goodwill or intangibles in first quarter 2016. There were also no impairments in the comparative first quarter 2015 period.

Beginning in 2012, the Company received periodic notices from the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union Pension Plan (Plan), a multi-employer defined benefit pension plan for certain Company union employees, that the Plan’s actuary certified the Plan to be in “critical status”, the “Red Zone”, as defined by the Pension Protection Act (PPA) and the Pension Benefit Guaranty Corporation (PBGC); and that a plan of rehabilitation was adopted by the trustees of the Plan in fourth quarter 2012. During 2015, the Company received notices that the Plan’s status was changed to “critical and declining status”, as defined by the PPA and PBGC, for the plan year beginning January 1, 2015, and that the Plan was projected to have an accumulated funding deficiency for the 2017 through 2024 plan years. A designation of “critical and declining status” implies that the Plan is expected to become insolvent in the next 20 years. In April 2016, the Company received new notices that the Plan’s trustees adopted an updated Rehabilitation Plan effective January 1, 2016, and that the Plan remains in “critical and declining status” and is projected to become insolvent in 14 years. These new notices also advise that the Plan trustees are considering the reduction or elimination of certain retirement benefits and may seek assistance from the PBGC.

Based on these updated notices, the Plan’s funded percentage (plan investment assets as a percentage of plan liabilities), as defined, were 62.8%, 65.1% and 66.4% as of the most recent valuation dates available, January 1, 2015, 2014, and 2013, respectively (these valuation dates are as of the beginning of each Plan year). These funded percentages are based on actuarial values, as defined, and do not reflect the actual market value of Plan investments as of these dates. If the market value of investments had been used as of January 1, 2015 the funded percentage would be 59.8% (not 62.8%). As of the January 1, 2015 valuation date, 20% of Plan participants were current active employees, 51% were retired or separated from service and receiving benefits, and 29% were retired or separated from service and entitled to future benefits. The number of current active employee Plan participants as of January 1, 2015 fell 3% from the previous year and 6% over the past two years. When compared to the Plan valuation date of January 1, 2011 (four years earlier), current active employees participants have declined 30%, whereas participants who were retired or separated from service and receiving benefits increased 6% and participants who were retired or separated from service and entitled to future benefits increased 9%. The bankruptcy of a major participating employer in the Plan contributed to the above discussed Plan results.

The Company has been advised that its withdrawal liability would have been $61,000 and $56,400 if it had withdrawn from the Plan during 2015 and 2014, respectively. The increase from 2014 to 2015 principally reflects a higher share of the Plan’s unfunded vested benefits allocated to the Company. Based on the above, including the Plan’s projected insolvency in 14 years, management believes that the Company’s withdrawal liability will likely increase further in 2016. Based on the Company’s actuarial study and certain provisions in ERISA and the law relating to withdrawal liability payments, management believes that the Company’s liability would be limited to twenty annual payments of $2,966 which have a present value in the range of $34,800 to $45,400 based on a range of valuation interest rates which management understands is provided under the statute. Should the Company actually withdraw from the Plan at a future date, a withdrawal liability, which could be higher than the above discussed amounts, could be payable to the Plan.

The Company’s existing labor contract with the local union commits the Company’s participation in this Plan through third quarter 2017. The amended rehabilitation plan, which continues, requires that employer contributions include 5% compounded annual surcharge increases each year for an unspecified period of time beginning January 2013 (in addition to the 5% interim surcharge initiated in June 2012) as well as certain plan benefit reductions. The Company’s pension expense for this Plan for first quarter 2016 and 2015 was $499 and $552, respectively. The aforementioned expense includes surcharges of $106 and $96 in first quarter 2016 and 2015, respectively, as required under the plan of rehabilitation as amended.

The Company is currently unable to determine the ultimate outcome of the above discussed matter and therefore is unable to determine the effects on its consolidated financial statements, but the ultimate outcome or the effects of any modifications to the current rehabilitation plan could be material to its consolidated results of operations or cash flows in one or more future periods. See also the Company’s Condensed Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations incorporated into the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows provided by operating activities were $14,980 and $7,021 in first quarter 2016 and 2015, respectively, an increase of $7,959. First quarter 2016 operating cash flows were favorably affected by the timing of sales and resulting changes in accounts receivable in the comparative periods, as well as a smaller increase in inventories during first quarter 2016 compared to first quarter 2015 as discussed above. Cash flows from operating activities were adversely affected in first quarter 2016 by the timing of payments of income taxes.

Net cash used in investing activities was $28,724 in first quarter 2016 compared to $6,800 in first quarter 2015. Cash flows from investing activities reflect $23,348 and $9,107 relating to the purchase of available for sale securities during first quarter 2016 and 2015, respectively. First quarter 2016 and 2015 investing activities include capital expenditures of $8,376 and $2,418, respectively. The increase in capital expenditures in first quarter 2016 reflects the timing of certain expenditures relating to new equipment and related automation of a larger manufacturing equipment line. All capital expenditures in 2016 are expected to be funded from the Company’s cash flow from operations and internal sources.

The Company’s consolidated financial statements include bank borrowings of $853 and $663 as of the end of first quarter 2016 and 2015, respectively, all of which relates to its two majority-owned and controlled Spanish companies. The Company had no other outstanding bank borrowings as of the end of first quarter 2016.

Financing activities include Company common stock purchases and retirements of $6,576 and $4,544 in first quarter 2016 and 2015, respectively. Cash dividends of $10,943 and $9,613 were paid in first quarter 2016 and 2015, respectively. The cash dividend paid in first quarter 2015 of $0.09 per share reflected an increase in the quarterly cash dividend per share of $0.01 per share (the prior year first quarter dividend was $0.08 per share).

The Company’s current ratio (current assets divided by current liabilities) was 4.3 to 1 as of the end of first quarter 2016 as compared to 4.1 to 1 as of the end of fourth quarter 2015 and 3.7 to 1 as of the end of first quarter 2015. Net working capital was $195,504 as of the end of first quarter 2016 as compared to $221,744 and $201,870 as of the end of fourth and first quarters 2015, respectively.

The aforementioned net working capital amounts are principally reflected in aggregate cash and cash equivalents and short-term investments of $133,807 at March 31, 2016 compared to $168,300 and $137,960 at December 31, 2015 and March 31, 2015, respectively. In addition, long term investments, principally debt securities comprising corporate and municipal bonds and long-term trading securities, were $176,483 at March 31, 2016, as compared to $152,930 and $156,053 at December 31, 2015 and March 31, 2015, respectively. Aggregate cash and cash equivalents and short and long-term investments were $310,290, $321,230, and $294,013, as of March 31, 2016, December 31, 2015 and March 31, 2015, respectively. The aforementioned includes $62,509, $60,584, and $75,171 as of March 31, 2016, December 31, 2015 and March 30, 2015, respectively, relating to trading securities which are used as an economic hedge for the Company’s deferred compensation liabilities. At March 31, 2015, the Company expected to pay out approximately $14,300 of deferred compensation liabilities and sell a like amount of trading securities during fourth quarter 2015, and therefore, had included approximately $14,300 in both current investments and current deferred compensation in the Company’s Consolidated Statement of Financial Position. Investments in corporate and municipal bonds and other debt securities that matured during first quarter 2016 and 2015 were generally used to purchase the Company’s common stock or were replaced with debt securities of similar maturities.

The Company periodically contributes to a VEBA trust, managed and controlled by the Company, to fund the estimated future costs of certain employee health, welfare and other benefits. The Company is currently using these VEBA funds to pay the actual cost of such benefits in 2015 and 2016, and through part of 2017. The VEBA trust held $5,216, $6,727 and $9,739 of aggregate cash and cash equivalents as of March 31, 2016, December 31, 2015 and March 31, 2015, respectively. This asset value is included in prepaid expenses and long-term other assets in the Company’s Consolidated Statement of Financial Position. These assets are categorized as Level 1 within the fair value hierarchy.

ACCOUNTING PRONOUNCEMENTS

See Note 1 of the Company’s condensed consolidated financial statements.

RISK FACTORS

There were no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

FORWARD-LOOKING STATEMENTS

This discussion and certain other sections contain forward-looking statements that are based largely on the Company’s current expectations and are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of words such as “anticipated,” “believe,” “expect,” “intend,” “estimate,” “project,” “plan” and other words of similar meaning in connection with a discussion of future operating or financial performance and are subject to certain factors, risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements. Such factors, risks, trends and uncertainties, which in some instances are beyond the Company’s control, include the overall competitive environment in the Company’s industry, changes in assumptions and judgments discussed above under the heading “Significant Accounting Policies and Estimates,” and factors identified and referred to above under the heading “Risk Factors.”

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to various market risks, including fluctuations in and sufficient availability of sugar, corn syrup, edible oils, including soybean and palm oils, cocoa, dextrose, milk and whey, and gum-base input ingredients and packaging, and fuel costs principally relating to freight and delivery fuel surcharges. The Company is exposed to exchange rate fluctuations in the Canadian dollar which is the currency used for a portion of the raw material and packaging material costs and operating expenses at its Canadian plants. The Company is exposed to exchange rate fluctuations in Mexico, Canada, and Spain where its subsidiaries sell products in their local currencies. The Company invests in securities with maturities dates of up to approximately three years, the majority of which are held to maturity, which limits the Company’s exposure to interest rate fluctuations. There have been no material changes in the Company’s market risks that would significantly affect the disclosures made in the Form 10-K for the year ended December 31, 2015.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, the Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2016 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the Company’s purchases of its common stock during the quarter ended March 31, 2016:

				Approximate Dollar
	(a) Total		Shares	Value of Shares that
	Number of	(b) Average	Purchased as Part of	May Yet Be Purchased
	Shares	Price Paid per	Publicly Announced Plans	Under the Plans
Period	Purchased	Share	Or Programs	or Programs

Jan 1 to Jan 31	208,118	$30.71	Not Applicable	Not Applicable

Feb 1 to Feb 29	5,688	31.21	Not Applicable	Not Applicable

Mar 1 to Mar 31	-	-	Not Applicable	Not Applicable

Total	213,806	$30.72	Not Applicable	Not Applicable

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

TOOTSIE ROLL INDUSTRIES, INC.

Date:	May 9, 2016	BY:	/S/ELLEN R. GORDON
Ellen R. Gordon
Chairman and Chief
Executive Officer

Date:	May 9, 2016	BY:	/S/G. HOWARD EMBER, JR.
G. Howard Ember, Jr.
Vice President Finance and
Chief Financial Officer