Form 10-Q
period 2016-06-30
TOOTSIE ROLL INDUSTRIES INC
filed 2016-08-05
CIK 98677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (June 30, 2016).

Class	Outstanding

Common Stock, $.69 4/9 par value	38,230,674
Class B Common Stock, $.69 4/9 par value	24,226,874

TOOTSIE ROLL INDUSTRIES, INC.

June 30, 2016

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See “Forward-Looking Statements” under Part I — Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands) (Unaudited)

	June 30, 2016	December 31, 2015	June 30, 2015

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$91,950	$126,145	$87,005
Restricted cash	403	395	1,272
Investments	32,986	42,155	51,210
Trade accounts receivable, less allowances of $2,038, $2,225 & $2,019	29,061	51,010	27,909
Other receivables	2,419	2,772	3,673
Inventories:
Finished goods & work-in-process	59,764	35,032	70,598
Raw material & supplies	33,899	27,231	31,357
Prepaid expenses	7,722	5,935	6,310
Deferred income taxes	3,155	3,131	7,130
Total current assets	261,359	293,806	286,464

PROPERTY, PLANT & EQUIPMENT, at cost:
Land	22,166	22,188	22,262
Buildings	114,504	114,562	113,181
Machinery & equipment	355,212	357,627	349,588
Construction in progress	14,993	5,158	8,639
	506,875	499,535	493,670
Less-accumulated depreciation	322,270	314,949	306,629
Net property, plant and equipment	184,605	184,586	187,041

OTHER ASSETS:
Goodwill	73,237	73,237	73,237
Trademarks	175,024	175,024	175,024
Investments	186,931	152,930	158,111
Split dollar officer life insurance	26,042	26,042	30,813
Prepaid expenses	1,739	3,050	4,930
Deferred income taxes	289	308	1,616
Total other assets	463,262	430,591	443,731
Total assets	$909,226	$908,983	$917,236

(The accompanying notes are an integral part of these statements.)

(in thousands except per share data) (Unaudited)

	June 30, 2016	December 31, 2015	June 30, 2015

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$14,621	$11,322	$15,494
Bank loans	305	231	153
Dividends payable	5,625	5,486	5,544
Accrued liabilities	44,677	50,117	46,891
Postretirement health care and life insurance benefits	448	448	328
Income taxes payable	-	4,436	550
Liability for uncertain tax positions	-		1,001
Deferred compensation	667	22	14,347
Total current liabilities	66,343	72,062	84,308

NONCURRENT LIABILITIES:
Deferred income taxes	49,197	47,594	52,154
Bank loans	317	383	467
Postretirement health care and life insurance benefits	11,158	10,952	12,319
Industrial development bonds	7,500	7,500	7,500
Liability for uncertain tax positions	5,128	5,101	6,639
Deferred compensation and other liabilities	69,185	66,843	67,558
Total noncurrent liabilities	142,485	138,373	146,637

TOOTSIE ROLL INDUSTRIES, INC. SHAREHOLDERS’ EQUITY:
Common stock, $.69-4/9 par value- 120,000 shares authorized; 38,231, 37,382 & 38,029, respectively, issued	26,549	25,960	26,409
Class B common stock, $.69-4/9 par value- 40,000 shares authorized; 24,227, 23,542 & 23,564, respectively, issued	16,824	16,348	16,364
Capital in excess of par value	666,322	622,882	643,429
Retained earnings	8,491	52,349	17,454
Accumulated other comprehensive loss	(16,059)	(17,364)	(15,809)
Treasury stock (at cost)- 83, 80 & 80 shares, respectively	(1,992)	(1,992)	(1,992)
Total Tootsie Roll Industries, Inc. shareholders’ equity	700,135	698,183	685,855
Noncontrolling interests	263	365	436
Total equity	700,398	698,548	686,291
Total liabilities and shareholders’ equity	$909,226	$908,983	$917,236

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

EARNINGS AND RETAINED EARNINGS

(in thousands except per share amounts) (Unaudited)

	Quarter Ended		Year to Date Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Net product sales	$104,259	$107,528	$207,621	$213,005
Rental and royalty revenue	910	908	1,943	1,752
Total revenue	105,169	108,436	209,564	214,757

Product cost of goods sold	65,009	68,733	130,833	135,878
Rental and royalty cost	245	230	547	458
Total costs	65,254	68,963	131,380	136,336

Product gross margin	39,250	38,795	76,788	77,127
Rental and royalty gross margin	665	678	1,396	1,294
Total gross margin	39,915	39,473	78,184	78,421
Selling, marketing and administrative expenses	25,618	25,839	49,671	51,823
Earnings from operations	14,297	13,634	28,513	26,598
Other income (loss), net	2,239	1,321	2,204	1,794
Earnings before income taxes	16,536	14,955	30,717	28,392
Provision for income taxes	5,462	3,735	9,787	8,069
Net earnings	11,074	11,220	20,930	20,323
Less: Net earnings (loss) attributable to noncontrolling interests	(62)	161	(102)	110
Net earnings attributable to Tootsie Roll Industries, Inc.	$11,136	$11,059	$21,032	$20,213

Net earnings attributable to Tootsie Roll Industries, Inc. per share	$0.18	$0.17	$0.34	$0.32
Dividends per share *	$0.09	$0.09	$0.18	$0.17

Average number of shares outstanding	62,427	63,426	62,466	63,532

Retained earnings at beginning of period	$2,972	$11,922	$52,349	$64,927
Net earnings attributable to Tootsie Roll Industries, Inc.	11,136	11,059	21,032	20,213
Cash dividends	(5,617)	(5,527)	(11,074)	(10,327)
Stock dividends	-	-	(53,816)	(57,359)
Retained earnings at end of period	$8,491	$17,454	$8,491	$17,454

*Does not include 3% stock dividend to shareholders of record on 3/8/16 and 3/10/15.

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS

(in thousands except per share amounts) (Unaudited)

	Quarter Ended		Year to Date Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Net earnings	$11,074	$11,220	$20,930	$20,323

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(1,636)	(552)	(1,431)	(1,711)

Pension and postretirement reclassification adjustments:
Unrealized gains (losses) for the period on postretirement and pension benefits	-	-	-	-
Less: reclassification adjustment for (gains) losses to net earnings	(410)	(363)	(821)	(726)
Unrealized gains (losses) on postretirement and pension benefits	(410)	(363)	(821)	(726)

Investments:
Unrealized gains (losses) for the period on investments	509	(371)	999	-
Less: reclassification adjustment for (gains) losses to net earnings	-	-	4	-
Unrealized gains (losses) on investments	509	(371)	1,003	-

Derivatives:
Unrealized gains (losses) for the period on derivatives	2,162	522	3,123	(2,515)
Less: reclassification adjustment for (gains) losses to net earnings	370	999	983	1,674
Unrealized gains (losses) on derivatives	2,532	1,521	4,106	(841)

Total other comprehensive income (loss), before tax	995	235	2,857	(3,278)
Income tax benefit (expense) related to items of other comprehensive income	(953)	(286)	(1,552)	567
Total comprehensive earnings	11,116	11,169	22,235	17,612
Comprehensive earnings (loss) attributable to noncontrolling interests	(62)	161	(102)	110
Total comprehensive earnings attributable to Tootsie Roll Industries, Inc.	$11,178	$11,008	$22,337	$17,502

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Year to Date Ended
	June 30, 2016	June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$20,930	$20,323
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	10,069	10,178
Deferred income taxes	675	67
Amortization of marketable security premiums	1,503	1,531
Changes in operating assets and liabilities:
Accounts receivable	21,748	15,112
Other receivables	1,877	(65)
Inventories	(31,639)	(31,950)
Prepaid expenses and other assets	1,823	4,543
Accounts payable and accrued liabilities	(142)	3,306
Income taxes payable	(6,102)	(1,462)
Postretirement health care and life insurance benefits	(615)	(390)
Deferred compensation and other liabilities	1,521	1,260
Net cash from operating activities	21,648	22,453
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(2)	235
Capital expenditures	(10,389)	(6,805)
Purchases of trading securities	(2,774)	(2,978)
Sales of trading securities	613	616
Purchase of available for sale securities	(34,826)	(17,204)
Sale and maturity of available for sale securities	12,777	13,531
Net cash used in investing activities	(34,601)	(12,605)
CASH FLOWS FROM FINANCING ACTIVITIES:
Shares purchased and retired	(9,166)	(11,991)
Dividends paid in cash	(11,077)	(9,736)
Proceeds from bank loans	1,762	-
Repayment of bank loans	(1,764)	(158)
Net cash used in financing activities	(20,245)	(21,885)
Effect of exchange rate changes on cash	(997)	(1,066)
Decrease in cash and cash equivalents	(34,195)	(13,103)
Cash and cash equivalents at beginning of year	126,145	100,108
Cash and cash equivalents at end of quarter	$91,950	$87,005
Supplemental cash flow information:
Income taxes paid, net	$15,390	$9,421
Interest paid	$9	$12
Stock dividend issued	$61,671	$57,220

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

Results of operations for the period ended June 30, 2016 are not necessarily indicative of results to be expected for the year to end December 31, 2016 because of the seasonal nature of the Company’s operations. Historically, the third quarter has been the Company’s largest sales quarter due to pre-Halloween sales.

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

Note 2 — Average Shares Outstanding

The average number of shares outstanding for year to date ended June 30, 2016 reflect stock purchases of 283 shares for $9,167 and a 3% stock dividend distributed on April 8, 2016. The average number of shares outstanding for year to date ended June 30, 2015 reflect stock purchases of 378 shares for $11,991 and a 3% stock dividend distributed on April 10, 2015.

Note 3 — Income Taxes

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company remains subject to examination by U.S. federal and state and foreign tax authorities for the years 2012 through 2015. With few exceptions, the Company is no longer subject to examination by tax authorities for the year 2011 and prior. The consolidated effective tax rates were 33.0% and 25.0% in second quarter 2016 and 2015, respectively, and 31.9% and 28.4% in first half 2016 and 2015, respectively. The lower effective tax rates in second quarter and first half 2015 compared to second quarter and first half 2016 principally reflects a $1,066 release of an uncertain income tax liability and resulting income tax benefit due to a decision by a foreign court issued in the second quarter 2015.

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

As of June 30, 2016, December 31, 2015 and June 30, 2015, the Company held certain financial assets that are required to be measured at fair value on a recurring basis. These included derivative hedging instruments related to the purchase of certain raw materials and foreign currencies, investments in trading securities and available for sale securities. The Company’s available for sale and trading securities principally consist of corporate and municipal bonds that are publicly traded.

The following table presents information about the Company’s financial assets and liabilities measured at fair value as of June 30, 2016, December 31, 2015 and June 30, 2015 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Estimated Fair Value June 30, 2016
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$91,950	$91,950	$-	$-
Available for sale securities	156,051	2,440	153,611	-
Foreign currency forward contracts	(911)	-	(911)	-
Commodity futures contracts	2,661	2,661	-	-
Trading securities	63,866	63,866	-	-
Total assets measured at fair value	$313,617	$160,917	$152,700	$-

	Estimated Fair Value December 31, 2015
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$126,145	$126,145	$-	$-
Available for sale securities	134,501	2,430	132,071	-
Foreign currency forward contracts	(2,626)	-	(2,626)	-
Commodity futures contracts, net	271	271	-	-
Trading securities	60,584	60,584	-	-
Total assets measured at fair value	$318,875	$189,430	$129,445	$-

	Estimated Fair Value June 30, 2015
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$87,005	$87,005	$-	$-
Available for sale securities	133,491	2,454	131,037	-
Foreign currency forward contracts	(2,494)	-	(2,494)	-
Commodity futures contracts	(1,022)	(1,022)	-	-
Trading securities	75,830	75,830	-	-
Total assets measured at fair value	$292,810	$164,267	$128,543	$-

The fair value of the Company’s industrial revenue development bonds at June 30, 2016, December 31, 2015 and June 30, 2015 were valued using Level 2 inputs which approximates the carrying value of $7,500 for the respective periods. Interest rates on these bonds are reset weekly based on current market conditions.

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

The following table summarizes the Company’s outstanding derivative contracts and their effects on its Condensed Consolidated Statements of Financial Position at June 30, 2016, December 31, 2015 and June 30, 2015:

	June 30, 2016
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$9,010	$-	$(911)
Commodity futures contracts	11,631	2,664	(3)
Total derivatives		$2,664	$(914)

	December 31, 2015
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$15,668	$-	$(2,626)
Commodity futures contracts	13,202	484	(213)
Total derivatives		$484	$(2,839)

	June 30, 2015
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$19,283	$-	$(2,494)
Commodity futures contracts	12,799	86	(1,108)
Total derivatives		$86	$(3,602)

The effects of derivative instruments on the Company’s Condensed Consolidated Statements of Earnings and Retained Earnings and the Condensed Consolidated Statements of Comprehensive Earnings for periods ended June 30, 2016 and June 30, 2015 are as follows:

	For Quarter Ended June 30, 2016
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$20	$(420)	$-
Commodity futures contracts	2,142	50	-
Total	$2,162	$(370)	$-

	For Quarter Ended June 30, 2015
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$326	$(508)	$-
Commodity futures contracts	196	(491)	-
Total	$522	$(999)	$-

	For Year to Date Ended June 30, 2016
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$690	$(1,026)	$-
Commodity futures contracts	2,433	43	-
Total	$3,123	$(983)	$-

	For Year to Date Ended June 30, 2015
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$(1,577)	$(1,021)	$-
Commodity futures contracts	(938)	(653)	-
Total	$(2,515)	$(1,674)	$-

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

Note 7 — Accumulated Other Comprehensive Earnings (Loss)

Accumulated Other Comprehensive Earnings (Loss) consists of the following components:

						Accumulated
	Foreign		Foreign		Postretirement	Other
	Currency		Currency	Commodity	and Pension	Comprehensive
	Translation	Investments	Derivatives	Derivatives	Benefits	Earnings (Loss)
Balance at December 31, 2015	$(21,644)	$(605)	$(1,675)	$173	$6,387	$(17,364)
Other comprehensive earnings (loss) before reclassifications	(1,431)	637	440	1,552	-	1,198
Reclassifications from accumulated other comprehensive loss	-	3	655	(27)	(524)	107
Other comprehensive earnings (loss) net of tax	(1,431)	640	1,095	1,525	(524)	1,305
Balance at June 30, 2016	$(23,075)	$35	$(580)	$1,698	$5,863	$(16,059)

						Accumulated
	Foreign		Foreign		Postretirement	Other
	Currency		Currency	Commodity	and Pension	Comprehensive
	Translation	Investments	Derivatives	Derivatives	Benefits	Earnings (Loss)
Balance at December 31, 2014	$(17,499)	$(332)	$(1,236)	$(470)	$6,439	$(13,098)
Other comprehensive earnings (loss) before reclassifications	(1,711)	1	(1,006)	(599)	-	(3,315)
Reclassifications from accumulated other comprehensive loss	-	-	651	417	(464)	604
Other comprehensive earnings (loss) net of tax	(1,711)	1	(355)	(182)	(464)	(2,711)
Balance at June 30, 2015	$(19,210)	$(331)	$(1,591)	$(652)	$5,975	$(15,809)

The amounts reclassified from accumulated other comprehensive income (loss) consisted of the following:

Details about Accumulated Other	Quarter Ended		Year to Date Ended
Comprehensive Income Components	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015	Location of (Gain) Loss Recognized in Earnings
Investments	$-	$-	$4	$-	Other income, net
Foreign currency derivatives	420	508	1,026	1,021	Other income, net
Commodity derivatives	(50)	491	(43)	653	Product cost of goods sold
Postretirement and pension benefits	(209)	(185)	(419)	(370)	Selling, marketing and administrative expenses
Postretirement and pension benefits	(201)	(178)	(402)	(356)	Product cost of goods sold
Total before tax	(40)	636	166	948
Tax (expense) benefit	15	(230)	(59)	(344)
Net of tax	$(25)	$406	$107	$604

Note 8 — Restricted Cash

Restricted cash comprises certain cash deposits of the Company’s majority-owned Spanish companies with international banks that are pledged as collateral for letters of credit and bank borrowings.

Note 9 — Bank Loans

Long term bank loans comprise borrowings by the Company’s majority-owned Spanish companies which are held by international banks. The interest rate at June 30, 2016 and June 30, 2015 was 2.2 % and 2.5%, respectively, and maturity dates range from 2 to 3 years for both periods. Short term bank loans also relate to the Company’s majority-owned Spanish companies.

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

Net product sales were $104,259 in second quarter 2016 compared to $107,528 in second quarter 2015, a decrease of $3,269 or 3.0%. First half 2016 net product sales were $207,621 compared to $213,005 in first half 2015, a decrease of $5,384 or 2.5%. Second quarter and first half 2016 net product sales were adversely impacted by the effects of a stronger U.S. dollar and related currency translation of foreign sales, as well as the timing of sales to certain customers in second and third quarter 2016 when compared to the prior year periods. A stronger U.S. dollar and unfavorable currency translation resulted in $707 and $1,558 of lower foreign sales in second quarter and first half 2016, respectively.

Product cost of goods sold were $65,009 in second quarter 2016 compared to $68,733 in second quarter 2015, and first half 2016 product cost of goods sold were $130,833 compared to $135,878 in first half 2015. Product cost of goods sold includes $281 and $86 of certain deferred compensation expenses in second quarter 2016 and 2015, respectively, and $294 and $418 of certain deferred compensation expenses in first half 2016 and 2015, respectively. These deferred compensation expenses principally result from the changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Adjusting for the aforementioned, product cost of goods sold decreased from $68,647 in second quarter 2015 to $64,728 in second quarter 2016, a decrease of $3,919 or 5.7%; and decreased from $135,460 in first half 2015 to $130,539 in first half 2016, a decrease of $4,921 or 3.6%. As a percentage of net product sales, adjusted product cost of goods sold was 62.1% and 63.8% in second quarter 2016 and 2015, respectively, a favorable decrease of 1.7%; and adjusted product cost of goods sold was 62.9% and 63.6% in first half 2016 and 2015, respectively, a favorable decrease of 0.7%. Adjusted cost of goods sold as a percent of sales benefited from higher price realization in second quarter and first half 2016 compared to second quarter first half 2015, however, increased manufacturing costs had an adverse impact in second quarter and first half 2016. These higher manufacturing costs reflect efforts to meet new product labeling requirements and the effects of lower production volumes in second quarter and first half 2016 in order to reduce finished goods inventory levels to meet nearer term sales demands. This inventory reduction was in response to uncertainties surrounding changes in state and national labeling regulations and requirements, and facilitates the Company’s compliance and readiness to respond to likely changes under consideration during first half 2016 (and subsequent). These higher plant manufacturing costs in second quarter and first half 2016 result from reduced efficiencies relating to decreased production volumes and reflect the adverse effects of plant overhead costs which are generally fixed and do not change in proportion to changes in production volumes. Higher costs for ingredients and increases in wages and benefits also adversely affected adjusted cost of goods sold in second quarter and first half 2016 compared to second quarter and first half 2015. Ongoing cost containment programs and the benefits of certain capital investments did mitigate some of these increased costs.

Selling, marketing and administrative expenses were $25,618 in second quarter 2016 compared to $25,839 in second quarter 2015, and first half 2016 selling, marketing and administrative expenses were $49,671 compared to $51,823 in first half 2015. Selling, marketing and administrative expenses includes $787 and $282 of certain deferred compensation expenses in second quarter 2016 and 2015, respectively, and $827 and $1,368 of certain deferred compensation expenses in first half 2016 and 2015, respectively. As discussed above, these expenses principally result from changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years, and are not reflective of current operating results. Adjusting for the aforementioned, selling, marketing and administrative expenses decreased from $25,557 in second quarter 2015 to $24,831 in second quarter 2016, a decrease of $726 or 2.8%; and selling, marketing and administrative expenses decreased from $50,455 in first half 2015 to $48,844 in first half 2016, a decrease of $1,611 or 3.2%. As a percentage of net product sales, adjusted selling, marketing and administrative expenses were 23.8% in both second quarter 2015 and 2016, and selling, marketing and administrative expenses decreased from 23.7% in first half 2015 to 23.5% in first half 2016, a decrease of 0.2% as a percent of net sales. Selling, marketing and administrative expenses include $9,459 and $9,158 for freight, delivery and warehousing expenses in second quarter 2016 and 2015, respectively, and $18,645 and $19,082 for freight, delivery and warehousing expenses in first half 2016 and 2015, respectively. These expenses were 9.1% and 8.5% of net product sales in second quarter 2016 and 2015, respectively,  and 9.0% of net product sales in both first half 2016 and 2015, respectively.

Earnings from operations were $14,297 in second quarter 2016 compared to $13,634 in second quarter 2015, and were $28,513 in first half 2016 compared to $26,598 in first half 2015. Earnings from operations include $1,068 and $368 of certain deferred compensation expenses in second quarter 2016 and 2015, respectively, and include $1,121 and $1,786 of certain deferred compensation expenses in first half 2016 and 2015, respectively, which are discussed above. Adjusting for these deferred compensation costs and expenses, operating earnings were $15,365 and $14,002 in second quarter 2016 and 2015, respectively, an increase of $1,363 or 9.7%; and adjusted operating earnings were $29,634 and $28,384 in first half 2016 and 2015, respectively, an increase of $1,250 or 4.4%. As a percentage of net product sales, these adjusted operating earnings were 14.7% and 13.0% in second quarter 2016 and 2015, respectively, a favorable increase of 1.7% as a percentage of net product sales; and as a percentage of net product sales, these adjusted operating earnings were 14.3% and 13.3% in first half 2016 and 2015, respectively, a favorable increase of 1.0% as a percentage of net product sales. Second quarter and first half 2016 operating earnings principally reflect the benefits of higher price realization on sales, but were adversely impacted by higher ingredient costs and increased manufacturing costs as discussed above. Management believes the presentation in this and the preceding paragraphs relating to amounts adjusted for deferred compensation expense are more reflective of the underlying operations of the Company.

Other income, net was $2,239 in second quarter 2016 compared to $1,321 in second quarter 2015, a favorable increase of $918; and other income, net, was $2,204 in first half 2016 compared to $1,794 in first half 2015, a favorable increase of $410. Other income, net for second quarter 2016 and 2015 includes net gains and investment income of $1,068 and $368, respectively, on trading securities which provide an economic hedge of the Company’s deferred compensation liabilities; and other income, net for first half 2016 and 2015 includes net gains and investment income of $1,121 and $1,786, respectively, on trading securities relating to these programs. These changes in trading securities were substantially offset by a like amount of deferred compensation expense included in product cost of goods sold and selling, marketing, and administrative expenses in the respective periods as discussed above. Other income, net includes gains (losses) on foreign exchange of $645 and $587 in second quarter 2016 and 2015, respectively, and $10 and $(767) in first half 2016 and 2015, respectively.

The consolidated effective tax rates were 33.0% and 25.0% in second quarter 2016 and 2015, respectively, and 31.9% and 28.4% in first half 2016 and 2015, respectively The lower effective tax rate in the prior year second quarter and first half 2015 compared to second quarter and first half 2016 principally reflects a $1,066 release of an uncertain income tax liability and resulting income tax benefit due to a decision by a foreign court issued in the second quarter 2015.

Net earnings attributable to Tootsie Roll Industries, Inc. were $11,136 (after $62 net loss attributed to non-controlling interests) in second quarter 2016 compared to $11,059 (after $161 net earnings attributed to non-controlling interests) in second quarter 2015, and earnings per share were $0.18 and $0.17 in second quarter 2016 and 2015, respectively, an increase of $0.01 per share, or 6%. First half 2016 net earnings attributable to Tootsie Roll Industries, Inc. were $21,032 (after $102 net loss attributed to non-controlling interests) compared to first half 2015 net earnings of $20,213 (after $110 net earnings attributed to non-controlling interests), and net earnings per share were $0.34 and $0.32 in first half 2016 and first half 2015, respectively, an increase of $0.02 per share or 6%. Earnings per share attributable to Tootsie Roll Industries, Inc. for second quarter and first half 2016 did benefit from the reduction in average shares outstanding resulting from purchases in the open market by the Company of its common stock. Average shares outstanding decreased from 63,426 in second quarter 2015 to 62,427 in second quarter 2016, and from 63,532 in first half 2015 to 62,466 in first half 2016.

Goodwill and intangibles are assessed annually as of December 31 or whenever events or circumstances indicate that the carrying values may not be recoverable from future cash flows. The Company has not identified any triggering events, as defined, or other adverse information that would indicate a material impairment of its goodwill or intangibles in first half 2016. There were also no impairments in the comparative first half 2015 period.

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

Based on these updated notices, the Plan’s funded percentages (plan investment assets as a percentage of plan liabilities), as defined, were 62.8%, 65.1% and 66.4% as of the most recent valuation dates available, January 1, 2015, 2014, and 2013, respectively (these valuation dates are as of the beginning of each Plan year). These funded percentages are based on actuarial values, as defined, and do not reflect the actual market value of Plan investments as of these dates. If the market value of investments had been used as of January 1, 2015 the funded percentage would be 59.8% (not 62.8%). As of the January 1, 2015 valuation date (most recent valuation available), 20% of Plan participants were current active employees, 51% were retired or separated from service and receiving benefits, and 29% were retired or separated from service and entitled to future benefits. The number of current active employee Plan participants as of January 1, 2015 fell 3% from the previous year and 6% over the past two years. When compared to the Plan valuation date of January 1, 2011 (four years earlier), current active employees participants have declined 30%, whereas participants who were retired or separated from service and receiving benefits increased 6% and participants who were retired or separated from service and entitled to future benefits increased 9%. The bankruptcy of a major participating employer in the Plan contributed to the above discussed Plan results.

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

The Company’s existing labor contract with the local union commits the Company’s participation in this Plan through third quarter 2017. The rehabilitation plans require that employer contributions include 5% compounded annual surcharge increases each year for an unspecified period of time beginning in June 2012 as well as certain plan benefit reductions. The Company’s pension expense for this Plan for first half 2016 and 2015 was $1,186 and $1,349, respectively. The aforementioned expense includes surcharges of $253 and $234 in first half 2016 and 2015, respectively, as required under the plan of rehabilitation as amended.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows provided by operating activities were $21,648 and $22,453 in first half 2016 and 2015, respectively, a decrease of $805. First half operating cash flows were unfavorably affected by the timing of sales and resulting changes in accounts receivable in the comparative periods, as well as decreases in income taxes payable during first half 2016 compared to first half 2015.

Net cash used in investing activities was $34,601 in first half 2016 compared to $12,605 in first half 2015. Cash flows from investing activities reflect $34,826 and $17,204 relating to the purchase of available for sale securities during first half 2016 and 2015, respectively. First half 2016 and 2015 investing activities include capital expenditures of $10,389 and $6,805, respectively. The increase in capital expenditures in first half 2016 reflects the timing of certain expenditures relating to new equipment and related automation of a larger manufacturing equipment line. All capital expenditures in 2016 are expected to be funded from the Company’s cash flow from operations and internal sources.

The Company’s consolidated financial statements include bank borrowings of $622 and $620 as of June 30, 2016 and 2015, respectively, all of which relates to its two majority-owned and controlled Spanish companies. The Company had no other outstanding bank borrowings as of June 30, 2016.

Financing activities include Company common stock purchases and retirements of $9,166 and $11,991 in first half 2016 and 2015, respectively. Cash dividends of $11,077 and $9,736 were paid in first half 2016 and 2015, respectively.

The Company’s current ratio (current assets divided by current liabilities) was 3.9 to 1 at June 30, 2016 compared to 4.1 to 1 at December 31, 2015 and 3.4 to 1 at June 30, 2015. Net working capital was $195,016 at June 30, 2016 compared to $221,744 and $202,156 at December 31, 2015 and June 30, 2015, respectively.

The aforementioned net working capital amounts are principally reflected in aggregate cash and cash equivalents and short-term investments of $124,936 at June 30, 2016 compared to $168,300 and $138,215 at December 31, 2015 and June 30, 2015, respectively. In addition, long term investments, principally debt securities comprising corporate and municipal bonds and long-term trading securities, were $186,931 at June 30, 2016, as compared to $152,930 and $158,111 at December 31, 2015 and June 30, 2015, respectively. Aggregate cash and cash equivalents and short and long-term investments were $311,867, $321,230, and $296,326, as of June 30, 2016, December 31, 2015 and June 30, 2015, respectively. The aforementioned includes $63,866, $60,584, and $75,830 as of June 30, 2016, December 31, 2015 and June 30, 2015, respectively, relating to trading securities which are used as an economic hedge for the Company’s deferred compensation liabilities. At June 30, 2015, the Company expected to pay out approximately $14,347 of deferred compensation liabilities and sell a like amount of trading securities during fourth quarter 2015, and therefore, had included approximately $14,347 in both current investments and current deferred compensation in the Company’s Consolidated Statement of Financial Position. Investments in corporate and municipal bonds and other debt securities that matured during first half 2016 and 2015 were generally used to purchase the Company’s common stock or were replaced with debt securities of similar maturities.

The Company periodically contributes to a VEBA trust, managed and controlled by the Company, to fund the estimated future costs of certain employee health, welfare and other benefits. The Company is currently using these VEBA funds to pay the actual cost of such benefits in 2015 and 2016, and through part of 2017. The VEBA trust held $4,635, $6,727 and $8,774 of aggregate cash and cash equivalents as of June 30, 2016, December 31, 2015 and June 30, 2015, respectively. This asset value is included in prepaid expenses and long-term other assets in the Company’s Consolidated Statement of Financial Position. These assets are categorized as Level 1 within the fair value hierarchy.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to various market risks, including fluctuations in and sufficient availability of sugar, corn syrup, edible oils, including palm oils, cocoa, dextrose, milk and whey, and gum-base input ingredients and packaging, and fuel costs principally relating to freight and delivery fuel surcharges. The Company is exposed to exchange rate fluctuations in the Canadian dollar which is the currency used for a portion of the raw material and packaging material costs and all labor, benefits and local plant operating costs at its Canadian plants. The Company is exposed to exchange rate fluctuations in Mexico, Canada, and Spain where its subsidiaries sell products in their local currencies. The Company invests in securities with maturities dates of up to approximately three years, the majority of which are held to maturity, which limits the Company’s exposure to interest rate fluctuations. There have been no material changes in the Company’s market risks that would significantly affect the disclosures made in the Form 10-K for the year ended December 31, 2015.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, the Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2016 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the Company’s purchases of its common stock during the quarter ended June 30, 2016:

Approximate Dollar
	(a) Total		Shares	Value of Shares that
	Number of	(b) Average	Purchased as Part of	May Yet Be Purchased
	Shares	Price Paid per	Publicly Announced Plans	Under the Plans
Period	Purchased	Share	Or Programs	or Programs

Apr 1 to Apr 30	-	$-	Not Applicable	Not Applicable

May 1 to May 31	-	-	Not Applicable	Not Applicable

Jun 1 to Jun 30	69,580	37.19	Not Applicable	Not Applicable

Total	69,580	$37.19	Not Applicable	Not Applicable

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

TOOTSIE ROLL INDUSTRIES, INC.

Date:	August 5, 2016	BY:	/S/ELLEN R. GORDON
Ellen R. Gordon
Chairman and Chief
Executive Officer

Date:	August 5, 2016	BY:	/S/G. HOWARD EMBER, JR.
G. Howard Ember, Jr.
Vice President Finance and
Chief Financial Officer