Form 10-Q
period 2016-09-30
TOOTSIE ROLL INDUSTRIES INC
filed 2016-11-04
CIK 98677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (September 30, 2016).

Class	Outstanding

Common Stock, $.69 4/9 par value	37,774,914
Class B Common Stock, $.69 4/9 par value	24,226,459

TOOTSIE ROLL INDUSTRIES, INC.

September 30, 2016

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See “Forward-Looking Statements” under Part I — Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands) (Unaudited)

	September 30, 2016	December 31, 2015	September 30, 2015

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$94,239	$126,145	$70,726
Restricted cash	409	395	1,273
Investments	27,905	42,155	53,422
Trade accounts receivable, less allowances of $3,274, $2,225 & $3,349	81,718	51,010	98,088
Other receivables	1,552	2,772	4,549
Inventories:
Finished goods & work-in-process	36,173	35,032	45,929
Raw material & supplies	28,613	27,231	31,644
Prepaid expenses	5,077	5,935	5,401
Deferred income taxes	3,149	3,131	6,776
Total current assets	278,835	293,806	317,808

PROPERTY, PLANT & EQUIPMENT, at cost:
Land	22,155	22,188	22,214
Buildings	114,473	114,562	113,091
Machinery & equipment	355,059	357,627	348,988
Construction in progress	17,511	5,158	14,162
	509,198	499,535	498,455
Less-accumulated depreciation	326,609	314,949	310,887
Net property, plant and equipment	182,589	184,586	187,568

OTHER ASSETS:
Goodwill	73,237	73,237	73,237
Trademarks	175,024	175,024	175,024
Investments	189,956	152,930	152,491
Split dollar officer life insurance	26,042	26,042	26,042
Prepaid expenses and other assets	1,526	3,050	3,722
Deferred income taxes	275	308	1,505
Total other assets	466,060	430,591	432,021
Total assets	$927,484	$908,983	$937,397

(The accompanying notes are an integral part of these statements.)

(in thousands except per share data) (Unaudited)

	September 30, 2016	December 31, 2015	September 30, 2015

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$13,366	$11,322	$16,592
Bank loans	164	231	253
Dividends payable	5,578	5,486	5,512
Accrued liabilities	52,354	50,117	53,119
Postretirement health care	448	448	328
Income taxes payable	3,955	4,436	10,737
Liability for uncertain tax positions	-	-	1,001
Deferred compensation	-	-	13,514
Deferred income taxes	666	22	-
Total current liabilities	76,531	72,062	101,056

NONCURRENT LIABILITIES:
Deferred income taxes	49,276	47,594	51,608
Bank loans	283	383	430
Postretirement health care	11,283	10,952	12,475
Industrial development bonds	7,500	7,500	7,500
Liability for uncertain tax positions	4,939	5,101	6,109
Deferred compensation and other liabilities	72,119	66,843	64,701
Total noncurrent liabilities	145,400	138,373	142,823

TOOTSIE ROLL INDUSTRIES, INC. SHAREHOLDERS’ EQUITY:
Common stock, $.69-4/9 par value- 120,000 shares authorized; 37,775, 37,382 & 37,688, respectively, issued	26,232	25,960	26,172
Class B common stock, $.69-4/9 par value- 40,000 shares authorized; 24,226, 23,542 & 23,555, respectively, issued	16,824	16,348	16,358
Capital in excess of par value	649,514	622,882	632,667
Retained earnings	31,557	52,349	38,123
Accumulated other comprehensive loss	(16,805)	(17,364)	(18,217)
Treasury stock (at cost)- 83, 80 & 80 shares, respectively	(1,992)	(1,992)	(1,992)
Total Tootsie Roll Industries, Inc. shareholders’ equity	705,330	698,183	693,111
Noncontrolling interests	223	365	407
Total equity	705,553	698,548	693,518
Total liabilities and shareholders’ equity	$927,484	$908,983	$937,397

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

EARNINGS AND RETAINED EARNINGS

(in thousands except per share amounts) (Unaudited)

	Quarter Ended		Year to Date Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Net product sales	$185,473	$183,806	$393,094	$396,811
Rental and royalty revenue	884	819	2,827	2,571
Total revenue	186,357	184,625	395,921	399,382

Product cost of goods sold	114,748	117,046	245,581	252,924
Rental and royalty cost	235	213	782	671
Total costs	114,983	117,259	246,363	253,595

Product gross margin	70,725	66,760	147,513	143,887
Rental and royalty gross margin	649	606	2,045	1,900
Total gross margin	71,374	67,366	149,558	145,787
Selling, marketing and administrative expenses	32,101	26,338	81,772	78,161
Earnings from operations	39,273	41,028	67,786	67,626
Other income (loss), net	1,943	(2,879)	4,147	(1,085)
Earnings before income taxes	41,216	38,149	71,933	66,541
Provision for income taxes	12,619	12,008	22,406	20,077
Net earnings	28,597	26,141	49,527	46,464
Less: Net earnings (loss) attributable to noncontrolling interests	(40)	(30)	(142)	80
Net earnings attributable to Tootsie Roll Industries, Inc.	$28,637	$26,171	$49,669	$46,384

Net earnings attributable to Tootsie Roll Industries, Inc. per share	$0.46	$0.41	$0.80	$0.73
Dividends per share *	$0.09	$0.09	$0.27	$0.26

Average number of shares outstanding	62,174	63,172	62,358	63,408

Retained earnings at beginning of period	$8,491	$17,454	$52,349	$64,927
Net earnings attributable to Tootsie Roll Industries, Inc.	28,637	26,171	49,669	46,384
Cash dividends	(5,571)	(5,502)	(16,645)	(15,829)
Stock dividends	-	-	(53,816)	(57,359)
Retained earnings at end of period	$31,557	$38,123	$31,557	$38,123

*Does not include 3% stock dividend to shareholders of record on 3/8/16 and 3/10/15.

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS

(in thousands except per share amounts) (Unaudited)

	Quarter Ended		Year to Date Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Net earnings	$28,597	$26,141	$49,527	$46,464

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(906)	(1,995)	(2,337)	(3,706)

Pension and postretirement reclassification adjustments:
Unrealized gains (losses) for the period on postretirement and pension benefits	-	-	-	-
Less: reclassification adjustment for (gains) losses to net earnings	(411)	(362)	(1,232)	(1,088)
Unrealized gains (losses) on postretirement and pension benefits	(411)	(362)	(1,232)	(1,088)

Investments:
Unrealized gains (losses) for the period on investments	(289)	108	710	108
Less: reclassification adjustment for (gains) losses to net earnings	-	-	4	-
Unrealized gains (losses) on investments	(289)	108	714	108

Derivatives:
Unrealized gains (losses) for the period on derivatives	1,288	(2,022)	4,411	(4,537)
Less: reclassification adjustment for (gains) losses to net earnings	(337)	1,628	646	3,302
Unrealized gains (losses) on derivatives	951	(394)	5,057	(1,235)

Total other comprehensive income (loss), before tax	(655)	(2,643)	2,202	(5,921)
Income tax benefit (expense) related to items of other comprehensive income	(91)	235	(1,643)	802
Total comprehensive earnings	27,851	23,733	50,086	41,345
Comprehensive earnings (loss) attributable to noncontrolling interests	(40)	(30)	(142)	80
Total comprehensive earnings attributable to Tootsie Roll Industries, Inc.	$27,891	$23,763	$50,228	$41,265

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Year to Date Ended
	September 30, 2016	September 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$49,527	$46,464
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	14,651	15,112
Deferred income taxes	23	170
Amortization of marketable security premiums	2,221	2,349
Changes in operating assets and liabilities:
Accounts receivable	(31,367)	(55,672)
Other receivables	2,622	(966)
Inventories	(2,826)	(7,804)
Prepaid expenses and other assets	3,678	11,364
Accounts payable and accrued liabilities	6,906	11,136
Income taxes payable	3	8,195
Postretirement health care and life insurance benefits	(902)	(597)
Deferred compensation and other liabilities	2,496	509
Net cash from operating activities	47,032	30,260
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	-	227
Capital expenditures	(13,067)	(12,421)
Purchases of trading securities	(3,064)	(3,333)
Sales of trading securities	645	2,275
Purchase of available for sale securities	(45,298)	(45,826)
Sale and maturity of available for sale securities	26,517	40,390
Net cash used in investing activities	(34,267)	(18,688)
CASH FLOWS FROM FINANCING ACTIVITIES:
Shares purchased and retired	(26,293)	(22,998)
Dividends paid in cash	(16,694)	(15,269)
Proceeds from bank loans	2,156	-
Repayment of bank loans	(2,339)	(87)
Net cash used in financing activities	(43,170)	(38,354)
Effect of exchange rate changes on cash	(1,501)	(2,600)
Decrease in cash and cash equivalents	(31,906)	(29,382)
Cash and cash equivalents at beginning of year	126,145	100,108
Cash and cash equivalents at end of quarter	$94,239	$70,726
Supplemental cash flow information:
Income taxes paid, net	$22,622	$11,766
Interest paid	$19	$15
Stock dividend issued	$61,671	$57,220

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(in thousands except per share amounts) (Unaudited)

Note 1 — Significant Accounting Policies

General Information

Foregoing data has been prepared from the unaudited financial records of Tootsie Roll Industries, Inc. (the Company) and in the opinion of management all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the interim period have been reflected. Certain amounts previously reported have been reclassified to conform to the current year presentation. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s 2015 Form 10-K.

Results of operations for the period ended September 30, 2016 are not necessarily indicative of results to be expected for the year to end December 31, 2016 because of the seasonal nature of the Company’s operations. Historically, the third quarter has been the Company’s largest sales quarter due to pre-Halloween sales.

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

In August 2016, the FASB issued ASU 2016-15, the amendments in this update address eight specific cash flow issues with the objective of reducing the existing diversity in practice. The effective date of the amendments to the standard is for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating this new guidance to determine the impact it will have on its consolidated financial statements.

Note 2 — Average Shares Outstanding

The average number of shares outstanding for nine months 2016 reflect stock purchases of 740 shares for $26,293 and a 3% stock dividend distributed on April 8, 2016. The average number of shares outstanding for nine months 2015 reflect stock purchases of 728 shares for $22,998 and a 3% stock dividend distributed on April 10, 2015.

Note 3 — Income Taxes

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company remains subject to examination by U.S. federal and state and foreign tax authorities for the years 2013 through 2015. With few exceptions, the Company is no longer subject to examination by tax authorities for the year 2012 and prior. The consolidated effective tax rates were 30.6% and 31.5% in third quarter 2016 and 2015, respectively, and 31.1% and 30.2% in nine months 2016 and 2015, respectively. The lower effective tax rate in nine months 2015 compared to nine months 2016 principally reflects a $1,066 release of an uncertain income tax liability and resulting income tax benefit due to a decision by a foreign court issued in the second quarter 2015.

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

As of September 30, 2016, December 31, 2015 and September 30, 2015, the Company held certain financial assets that are required to be measured at fair value on a recurring basis. These included derivative hedging instruments related to the purchase of certain raw materials and foreign currencies, investments in trading securities and available for sale securities. The Company’s available for sale securities principally consist of corporate and municipal bonds that are publicly traded, and its trading securities principally consist of equity mutual funds that are publicly traded.

.

The following table presents information about the Company’s financial assets and liabilities measured at fair value as of September 30, 2016, December 31, 2015 and September 30, 2015 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Estimated Fair Value September 30, 2016
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$94,239	$94,239	$-	$-
Available for sale securities	151,776	2,429	149,347	-
Foreign currency forward contracts	(532)	-	(532)	-
Commodity futures contracts	3,234	3,234	-	-
Trading securities	66,085	66,085	-	-
Total assets measured at fair value	$314,802	$165,987	$148,815	$-

	Estimated Fair Value December 31, 2015
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$126,145	$126,145	$-	$-
Available for sale securities	134,501	2,430	132,071	-
Foreign currency forward contracts	(2,626)	-	(2,626)	-
Commodity futures contracts, net	271	271	-	-
Trading securities	60,584	60,584	-	-
Total assets measured at fair value	$318,875	$189,430	$129,445	$-

	Estimated Fair Value September 30, 2015
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$70,726	$70,726	$-	$-
Available for sale securities	134,542	2,453	132,089	-
Foreign currency forward contracts	(2,977)	-	(2,977)	-
Commodity futures contracts	(932)	(932)	-	-
Trading securities	71,371	71,371	-	-
Total assets measured at fair value	$272,730	$143,618	$129,112	$-

The fair value of the Company’s industrial revenue development bonds at September 30, 2016, December 31, 2015 and September 30, 2015 were valued using Level 2 inputs which approximates the carrying value of $7,500 for the respective periods. Interest rates on these bonds are reset weekly based on current market conditions.

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

The following table summarizes the Company’s outstanding derivative contracts and their effects on its Condensed Consolidated Statements of Financial Position at September 30, 2016, December 31, 2015 and September 30, 2015:

	September 30, 2016
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$5,684	$-	$(532)
Commodity futures contracts	11,047	3,256	(22)
Total derivatives		$3,256	$(554)

	December 31, 2015
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$15,668	$-	$(2,626)
Commodity futures contracts	13,202	484	(213)
Total derivatives		$484	$(2,839)

	September 30, 2015
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$22,500	$-	$(2,977)
Commodity futures contracts	10,263	49	(981)
Total derivatives		$49	$(3,958)

The effects of derivative instruments on the Company’s Condensed Consolidated Statements of Earnings and Retained Earnings and the Condensed Consolidated Statements of Comprehensive Earnings for periods ended September 30, 2016 and September 30, 2015 are as follows:

	For Quarter Ended September 30, 2016
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$(77)	$(456)	$-
Commodity futures contracts	1,365	793	-
Total	$1,288	$337	$-

	For Quarter Ended September 30, 2015
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$(1,195)	$(712)	$-
Commodity futures contracts	(827)	(916)	-
Total	$(2,022)	$(1,628)	$-

	For Year to Date Ended September 30, 2016
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$613	$(1,482)	$-
Commodity futures contracts	3,798	836	-
Total	$4,411	$(646)	$-

	For Year to Date Ended September 30, 2015
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$(2,772)	$(1,733)	$-
Commodity futures contracts	(1,765)	(1,569)	-
Total	$(4,537)	$(3,302)	$-

Note 6 — Pension Plans

During 2015 and 2016, the Company received updated notices that the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union Pension Plan (Plan), a multi-employer defined benefit pension plan for certain Company union employees, is in “critical and declining status”, as defined by the Pension Protection Act (PPA) and the Pension Benefit Guaranty Corporation (PBGC), and that the Plan is projected to become insolvent in 14 years. The Company has been advised that its withdrawal liability would have been $61,000 if it had withdrawn from the Plan during 2015. Should the Company actually withdraw from the Plan at a future date, a withdrawal liability, which could be higher than the above discussed amount, could be payable to the Plan.

The Company is currently unable to determine the ultimate outcome of the above discussed matter and therefore, is unable to determine the effects on its consolidated financial statements, but the ultimate outcome or the effects of any modifications to the current rehabilitation plan could be material to its consolidated results of operations or cash flows in one or more future periods. See also the Company’s Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations incorporated into the Company’s 2015 Form 10-K.

Note 7 — Accumulated Other Comprehensive Earnings (Loss)

Accumulated Other Comprehensive Earnings (Loss) consists of the following components:

						Accumulated
	Foreign		Foreign		Postretirement	Other
	Currency		Currency	Commodity	and Pension	Comprehensive
	Translation	Investments	Derivatives	Derivatives	Benefits	Earnings (Loss)
Balance at December 31, 2015	$(21,644)	$(605)	$(1,675)	$173	$6,387	$(17,364)
Other comprehensive earnings (loss) before reclassifications	(2,337)	451	391	2,424	-	929
Reclassifications from accumulated other comprehensive loss	-	3	946	(533)	(786)	(370)
Other comprehensive earnings (loss) net of tax	(2,337)	454	1,337	1,891	(786)	559
Balance at September 30, 2016	$(23,981)	$(151)	$(338)	$2,064	$5,601	$(16,805)

						Accumulated
	Foreign		Foreign		Postretirement	Other
	Currency		Currency	Commodity	and Pension	Comprehensive
	Translation	Investments	Derivatives	Derivatives	Benefits	Earnings (Loss)
Balance at December 31, 2014	$(17,499)	$(332)	$(1,236)	$(470)	$6,439	$(13,098)
Other comprehensive earnings (loss) before reclassifications	(3,706)	69	(1,769)	(1,125)	-	(6,531)
Reclassifications from accumulated other comprehensive loss	-	-	1,106	1,000	(694)	1,412
Other comprehensive earnings (loss) net of tax	(3,706)	69	(663)	(125)	(694)	(5,119)
Balance at September 30, 2015	$(21,205)	$(263)	$(1,899)	$(595)	$5,745	$(18,217)

The amounts reclassified from accumulated other comprehensive income (loss) consisted of the following:

Details about Accumulated Other	Quarter Ended		Year to Date Ended		Location of (Gain) Loss
Comprehensive Income Components	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015	Recognized in Earnings
Investments	$-	$-	$4	$-	Other income, net
Foreign currency derivatives	456	712	1,482	1,733	Other income, net
Commodity derivatives	(793)	916	(836)	1,569	Product cost of goods sold
Postretirement and pension benefits	(209)	(185)	(628)	(555)	Selling, marketing and administrative expenses
Postretirement and pension benefits	(202)	(177)	(604)	(533)	Product cost of goods sold
Total before tax	(748)	1,266	(582)	2,214
Tax (expense) benefit	271	(458)	212	(802)
Net of tax	$(477)	$808	$(370)	$1,412

Note 8 — Restricted Cash

Restricted cash comprises certain cash deposits of the Company’s majority-owned Spanish companies with international banks that are pledged as collateral for letters of credit and bank borrowings.

Note 9 — Bank Loans

Long term bank loans comprise borrowings by the Company’s majority-owned Spanish companies which are held by international banks. The interest rate at September 30, 2016 and 2015 was 2.0 % and 2.2%, respectively, and maturity dates range from 2 to 3 years for both periods. Short term bank loans also relate to the Company’s majority-owned Spanish companies.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This financial review discusses the Company’s financial condition, results of operations, liquidity and capital resources and other matters. Dollars are presented in thousands, except per share amounts. This review should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes included in this Form 10-Q and with the Company’s Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”).

Net product sales were $185,473 in third quarter 2016 compared to $183,806 in third quarter 2015, an increase of $1,667 or 0.9%. Nine months 2016 net product sales were $393,094 compared to $396,811 in nine months 2015, a decrease of $3,717 or 0.9%. Third quarter and nine months 2016 net product sales were adversely impacted by the effects of a stronger U.S. dollar and related currency translation of foreign sales, but benefited from the timing of certain customer sales between third and fourth quarters in the comparative 2016 and 2015 periods.  A stronger U.S. dollar and unfavorable currency translation resulted in $716 and $2,265 of lower foreign sales in third quarter and nine months 2016, respectively.

Product cost of goods sold were $114,748 in third quarter 2016 compared to $117,046 in third quarter 2015, and nine months 2016 product cost of goods sold were $245,581 compared to $252,924 in nine months 2015. Product cost of goods sold includes $522 and $(671) of certain deferred compensation expenses (credits) in third quarter 2016 and 2015, respectively, and $816 and $(253) of certain deferred compensation expenses (credits) in nine months 2016 and 2015, respectively. These deferred compensation expenses (credits) principally result from the changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Adjusting for the aforementioned, product cost of goods sold decreased from $117,717 in third quarter 2015 to $114,226 in third quarter 2016, a decrease of $3,491 or 3.0%; and decreased from $253,177 in nine months 2015 to $244,765 in nine months 2016, a decrease of $8,412 or 3.3%. As a percentage of net product sales, adjusted product cost of goods sold was 61.6% and 64.0% in third quarter 2016 and 2015, respectively, a favorable decrease of 2.4%; and adjusted product cost of goods sold was 62.3% and 63.8% in nine months 2016 and 2015, respectively, a favorable decrease of 1.5%. Adjusted cost of goods sold as a percent of sales benefited from higher price realization, continuing improvements in manufacturing operations driven by capital improvements and ongoing cost containment programs. However, adjusted costs of goods sold for third quarter and nine months 2016 were adversely affected by higher costs for ingredients and increased manufacturing costs. These higher manufacturing costs reflect efforts to comply with changes to new product labeling requirements, including the adverse effects of lower production volumes and inventory reductions and resulting reduced efficiencies during nine months 2016. This inventory reduction was in response to uncertainties surrounding certain changes in state and national labeling regulations as well as other new labeling requirements which have specific compliance dates. Higher costs for wages and benefits also adversely affected adjusted cost of goods sold in third quarter and nine months 2016 compared to third quarter and nine months 2015.

Selling, marketing and administrative expenses were $32,101 in third quarter 2016 compared to $26,338 in third quarter 2015, and nine months 2016 selling, marketing and administrative expenses were $81,772 compared to $78,161 in nine months 2015. Selling, marketing and administrative expenses includes $1,439 and $(2,485) of certain deferred compensation expenses (credits) in third quarter 2016 and 2015, respectively, and $2,266 and $(1,117) of certain deferred compensation expenses (credits) in nine months 2016 and 2015, respectively. As discussed above, these expenses principally result from changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years, and are not reflective of current operating results. Adjusting for the aforementioned, selling, marketing and administrative expenses increased from $28,823 in third quarter 2015 to $30,662 in third quarter 2016, an increase of $1,839 or 6.4%; and selling, marketing and administrative expenses increased from $79,278 in nine months 2015 to $79,506 in nine months 2016, an increase of $228 or 0.3%. The increase in adjusted selling, marketing and administrative expenses for the third quarter 2016 reflects increases in expenses associated with higher sales, as well as increases in expenses relating to compensation and employee benefits and meeting new product labeling requirements. As a percentage of net product sales, adjusted selling, marketing and administrative expenses increased from 15.7% in third quarter 2015 to 16.5% in 2016, an unfavorable increase of 0.8% as a percent of net sales; and selling, marketing and administrative expenses increased from 20.0% in nine months 2015 to 20.2% in nine months 2016, an unfavorable increase of 0.2% as a percent of net sales. Selling, marketing and administrative expenses include $11,620 and $11,624 for freight, delivery and warehousing expenses in third quarter 2016 and 2015, respectively, and $30,265 and $30,706 for freight, delivery and warehousing expenses in nine months 2016 and 2015, respectively. These expenses were 6.3% of net product sales in both third quarter 2016 and 2015, respectively, and 7.7% of net product sales in both nine months 2016 and 2015, respectively.

Earnings from operations were $39,273 in third quarter 2016 compared to $41,028 in third quarter 2015, and were $67,786 in nine months 2016 compared to $67,626 in nine months 2015. Earnings from operations include $1,961 and $(3,156) of certain deferred compensation expenses (credits) in third quarter 2016 and 2015, respectively, and include $3,082 and $(1,370) of certain deferred compensation expenses (credits) in nine months 2016 and 2015, respectively, which are discussed above. Adjusting for these deferred compensation costs and expenses, operating earnings were $41,234 and $37,872 in third quarter 2016 and 2015, respectively, an increase of $3,362 or 8.9%; and adjusted operating earnings were $70,868 and $66,256 in nine months 2016 and 2015, respectively, an increase of $4,612 or 7.0%. As a percentage of net product sales, these adjusted operating earnings were 22.2% and 20.6% in third quarter 2016 and 2015, respectively, a favorable increase of 1.6% as a percentage of net product sales; and as a percentage of net product sales, these adjusted operating earnings were 18.0% and 16.7% in nine months 2016 and 2015, respectively, a favorable increase of 1.3% as a percentage of net product sales. Third quarter and nine months 2016 operating earnings principally reflect the benefits of higher price realization on sales, but were adversely impacted by higher ingredient costs and increases in manufacturing costs and selling, marketing and administrative expenses as discussed above. Management believes the presentation in this and the preceding paragraphs relating to amounts adjusted for deferred compensation expense are more reflective of the underlying operations of the Company.

Other income (loss), net was $1,943 in third quarter 2016 compared to $(2,879) in third quarter 2015, a favorable increase of $4,822; and other income (loss), net was $4,147 in nine months 2016 compared to $(1,085) in nine months 2015, a favorable increase of $5,232. Other income (loss), net for third quarter 2016 and 2015 includes net gains (losses) and investment income of $1,961 and $(3,156), respectively, on trading securities which provide an economic hedge of the Company’s deferred compensation liabilities; and other income (loss), net for nine months 2016 and 2015 includes net gains (losses) and investment income of $3,082 and $(1,370), respectively, on trading securities relating to these programs. These changes in trading securities were substantially offset by a like amount of deferred compensation expense or credit included in product cost of goods sold and selling, marketing, and administrative expenses in the respective periods as discussed above. Other income (loss), net includes gains (losses) on foreign exchange of $(582) and $(51) in third quarter 2016 and 2015, respectively, and $(572) and $(818) in nine months 2016 and 2015, respectively.

The consolidated effective tax rates were 30.6% and 31.5% in third quarter 2016 and 2015, respectively, and 31.1% and 30.2% in nine months 2016 and 2015, respectively. The lower effective tax rate in the prior year nine months 2015 compared to nine months 2016 principally reflects a $1,066 release of an uncertain income tax liability and resulting income tax benefit due to a decision by a foreign court issued in the second quarter 2015.

Net earnings attributable to Tootsie Roll Industries, Inc. were $28,637 (after $40 net loss attributed to non-controlling interests) in third quarter 2016 compared to $26,171 (after $30 net loss attributed to non-controlling interests) in third quarter 2015, and earnings per share were $0.46 and $0.41 in third quarter 2016 and 2015, respectively, an increase of $0.05 per share, or 12%. Nine months 2016 net earnings attributable to Tootsie Roll Industries, Inc. were $49,669 (after $142 net loss attributed to non-controlling interests) compared to nine months 2015 net earnings of $46,384 (after $80 net earnings attributed to non-controlling interests), and net earnings per share were $0.80 and $0.73 in nine months 2016 and nine months 2015, respectively, an increase of $0.07 per share or 10%. Higher net earnings for third quarter and nine months 2016 were principally the result of higher earnings from operations, including the effects of certain deferred compensation as discussed above. Earnings per share attributable to Tootsie Roll Industries, Inc. for third quarter and nine months 2016 did benefit from the reduction in average shares outstanding resulting from purchases in the open market by the Company of its common stock. Average shares outstanding decreased from 63,172 in third quarter 2015 to 62,174 in third quarter 2016, and from 63,408 in nine months 2015 to 62,358 in nine months 2016.

Goodwill and intangibles are assessed annually as of December 31 or whenever events or circumstances indicate that the carrying values may not be recoverable from future cash flows. The Company has not identified any triggering events, as defined, or other adverse information that would indicate a material impairment of its goodwill or intangibles in nine months 2016. There were also no impairments in the comparative nine months 2015 period.

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

The Company’s existing labor contract with the local union commits the Company’s participation in this Plan through third quarter 2017. The rehabilitation plans require that employer contributions include 5% compounded annual surcharge increases each year for an unspecified period of time beginning in June 2012 as well as certain plan benefit reductions. The Company’s pension expense for this Plan for nine months 2016 and 2015 was $1,959 and $2,013, respectively. The aforementioned expense includes surcharges of $417 and $349 in nine months 2016 and 2015, respectively, as required under the plan of rehabilitation as amended.

The Company is currently unable to determine the ultimate outcome of the above discussed matter and therefore, is unable to determine the effects on its consolidated financial statements, but the ultimate outcome or the effects of any modifications to the current rehabilitation plan could be material to its consolidated results of operations or cash flows in one or more future periods. See also the Company’s Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations incorporated into the Company’s 2015 Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows provided by operating activities were $47,032 and $30,260 in nine months 2016 and 2015, respectively, an increase of $16,772. Nine months operating cash flows were favorably affected by the timing of sales and collections, and resulting changes in accounts receivable during nine months 2016 compared to nine months 2015.

Net cash used in investing activities was $34,267 in nine months 2016 compared to $18,688 in nine months 2015. Cash flows from investing activities reflect $45,298 and $45,826 of purchases of available for sale securities during nine months 2016 and 2015, respectively, and $26,517 and $40,390 of sales and maturities of available for sale securities during nine months 2016 and 2015, respectively. Nine months 2016 and 2015 investing activities include capital expenditures of $13,067 and $12,421, respectively. All capital expenditures in 2016 are expected to be funded from the Company’s cash flow from operations and internal sources.

The Company’s consolidated financial statements include bank borrowings of $447 and $683 as of September 30, 2016 and 2015, respectively, all of which relates to its two majority-owned and controlled Spanish companies. The Company had no other outstanding bank borrowings as of September 30, 2016.

Financing activities include Company common stock purchases and retirements of $26,293 and $22,998 in nine months 2016 and 2015, respectively. Cash dividends of $16,694 and $15,269 were paid in nine months 2016 and 2015, respectively.

The Company’s current ratio (current assets divided by current liabilities) was 3.6 to 1 at September 30, 2016 compared to 4.1 to 1 at December 31, 2015 and 3.1 to 1 at September 30, 2015. Net working capital was $202,304 at September 30, 2016 compared to $221,744 and $216,752 at December 31, 2015 and September 30, 2015, respectively.

The aforementioned net working capital amounts are principally reflected in aggregate cash and cash equivalents and short-term investments of $122,144 at September 30, 2016 compared to $168,300 and $124,148 at December 31, 2015 and September 30, 2015, respectively. In addition, long term investments, principally debt securities comprising corporate and municipal bonds and long-term trading securities, were $189,956 at September 30, 2016, as compared to $152,930 and $152,491 at December 31, 2015 and September 30, 2015, respectively. Aggregate cash and cash equivalents and short and long-term investments were $312,100, $321,230, and $276,639, as of September 30, 2016, December 31, 2015 and September 30, 2015, respectively. The aforementioned includes $66,085, $60,584, and $71,371 as of September 30, 2016, December 31, 2015 and September 30, 2015, respectively, relating to trading securities which are used as an economic hedge for the Company’s deferred compensation liabilities. At September 30, 2015, the Company expected to pay out $13,514 of deferred compensation liabilities and sell a like amount of trading securities during fourth quarter 2015, and therefore, had included $13,514 in both current investments and current deferred compensation in the Company’s Consolidated Statement of Financial Position. Investments in corporate and municipal bonds and other debt securities that matured during nine months 2016 and 2015 were generally used to purchase the Company’s common stock or were replaced with debt securities of similar maturities.

The Company periodically contributes to a VEBA trust, managed and controlled by the Company, to fund the estimated future costs of certain employee health, welfare and other benefits. The Company is currently using these VEBA funds to pay the actual cost of such benefits in 2015 and 2016, and through part of 2017. The VEBA trust held $3,379, $6,727 and $7,364 of aggregate cash and cash equivalents as of September 30, 2016, December 31, 2015 and September 30, 2015, respectively. This asset value is included in prepaid expenses and long-term other assets in the Company’s Consolidated Statement of Financial Position. These assets are categorized as Level 1 within the fair value hierarchy.

ACCOUNTING PRONOUNCEMENTS

See Note 1 of the Company’s condensed consolidated financial statements.

RISK FACTORS

There were no material changes to the risk factors disclosed in the Company’s 2015 Form 10-K.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, the Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2016 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the Company’s purchases of its common stock during the quarter ended September 30, 2016:

				Approximate Dollar
	(a) Total		Shares	Value of Shares that
	Number of	(b) Average	Purchased as Part of	May Yet Be Purchased
	Shares	Price Paid per	Publicly Announced Plans	Under the Plans
Period	Purchased	Share	Or Programs	or Programs

Jul 1 to Jul 31	96,686	$37.75	Not Applicable	Not Applicable

Aug 1 to Aug 31	155,792	37.39	Not Applicable	Not Applicable

Sep 1 to Sep 30	203,697	37.47	Not Applicable	Not Applicable

Total	456,175	$37.50	Not Applicable	Not Applicable

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

TOOTSIE ROLL INDUSTRIES, INC.

Date:	November 4, 2016	BY:	/S/ELLEN R. GORDON
Ellen R. Gordon
Chairman and Chief
Executive Officer

Date:	November 4, 2016	BY:	/S/G. HOWARD EMBER, JR.
G. Howard Ember, Jr.
Vice President Finance and
Chief Financial Officer