Form 10-K
period 2016-12-31
TOOTSIE ROLL INDUSTRIES INC
filed 2017-02-27
CIK 98677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of February 14, 2017, there were outstanding 37,713,126 shares of Common Stock par value $.69-4/9 per share, and 24,209,336 shares of Class B Common Stock par value $.69-4/9 per share.

As of June 30, 2016, the aggregate market value of the Common Stock (based upon the closing price of the stock on the New York Stock Exchange on such date) held by non-affiliates was approximately $691,022,000. Class B Common Stock is not traded on any exchange, is restricted as to transfer or other disposition, but is convertible into Common Stock on a share-for-share basis. Upon such conversion, the resulting shares of Common Stock are freely transferable and publicly traded. Assuming all 24,209,336 shares of outstanding Class B Common Stock were converted into Common Stock, the aggregate market value of Common Stock held by non-affiliates on June 30, 2016 (based upon the closing price of the stock on the New York Stock Exchange on such date) would have been approximately $852,052,000. Determination of stock ownership by non-affiliates was made solely for the purpose of this requirement, and the Registrant is not bound by these determinations for any other purpose.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Definitive Proxy Statement for the Company’s Annual Meeting of Shareholders (the “2017 Proxy Statement”) scheduled to be held on May 1, 2017 are incorporated by reference in Part III of this report.

Forward-Looking Information

From time to time, in the Company’s statements and written reports, including this report, the Company discusses its expectations regarding future performance by making certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “expect,” “intend,” “estimate,” “project,” and other words of similar meaning in connection with a discussion of future operating or financial performance and are subject to certain factors, risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements. These forward-looking statements are based on currently available competitive, financial and economic data and management’s views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and actual results may differ materially from those expressed or implied herein. Consequently, the Company wishes to caution readers not to place undue reliance on any forward-looking statements. Factors, among others, which could cause the Company’s future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein include general factors, such as economic conditions, political developments, currency exchange rates, interest and inflation rates, accounting standards, taxes, and laws and regulations affecting the Company in markets where it competes and those factors described in Item 1A “Risk Factors” and elsewhere in this Form 10-K and in other Company filings with the Securities and Exchange Commission. The Company does not undertake to update any of these forward-looking statements.

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

The Company did not have a material backlog of firm orders at the end of the calendar years 2016 or 2015.

The Company experienced higher costs for ingredients in 2016 compared to 2015. The Company had increased price realization on its unit selling prices in 2016,  and has made progress toward restoring margins to their historical levels before the increases in commodity and other input costs in past years.

The Company has historically hedged certain of its future sugar and corn syrup needs with derivatives at such times that it believes that the forward markets are favorable. The Company’s decision to hedge its major ingredient requirements is dependent on the Company’s evaluation of forward commodity markets and their comparison to vendor quotations, if available, and/or historical costs. The Company has historically hedged some of these major ingredients with derivatives, primarily commodity futures and option contracts, before the commencement of the next calendar year to better ascertain the need for product pricing changes or product weight decline (indirect price change) adjustments to its product sales portfolio and better manage ingredient costs. The Company will generally purchase forward derivative contracts (i.e., “long” position) in selected future months that correspond to the Company’s estimated procurement and usage needs of the respective commodity in the respective forward periods.

From time to time, the Company also changes the size of certain of its products in response to significant changes in ingredient and other input costs.

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

The manufacture and sale of consumer food products is highly regulated. In the United States, the Company’s activities are subject to regulation by various government agencies, including the Food and Drug Administration, the Department of Agriculture, the Federal Trade Commission, the Department of Commerce and the Environmental Protection Agency, as well as various state and local agencies. Similar agencies also regulate the businesses outside of the United States. The Company maintains quality assurance and other programs to help ensure that all products the Company manufactures and distributes are safe and of high quality and comply with all applicable laws and regulations.

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

Sales revenues from Wal-Mart Stores, Inc. aggregated approximately 23.3%, 23.7%, and 23.7% of net product sales during the years ended December 31, 2016, 2015 and 2014, respectively. Some of the aforementioned sales to Wal-Mart are sold to McLane Company, a large national grocery wholesaler, which services and delivers certain of the Company products to Wal-Mart and other retailers in the U.S.A. Net product sales revenues from McLane, which includes these Wal-Mart sales as well as sales and deliveries to other Company customers, were 16.3% in 2016 and 16.7% in 2015 and 15.3% in 2014. Although no customer other than McLane Company, Inc. and Wal-Mart Stores, Inc. accounted for more than 10% of net product sales, the loss of one or more significant customers could have a material adverse effect on the Company’s business.

For a summary of sales and long-lived assets of the Company by geographic area see Note 9 of the “Notes to Consolidated Financial Statements” which is incorporated herein by reference.

Information regarding the Company’s Form 10-K, Form 10-Q, current reports on Form 8-K, and any amendments to these reports, will be made available, free of charge, upon written request to Tootsie Roll Industries, Inc., 7401 South Cicero Avenue, Chicago, Illinois 60629, Attention: Barry Bowen, Treasurer and Assistant Secretary. The Company does not make all such reports available on its website at www.tootsie.com because it believes that they are readily available from the Securities Exchange Commission at www.sec.gov, and because the Company provides them free of charge upon request. Interested parties, including shareholders, may communicate to the Board of Directors or any individual director in writing, by regular mail, addressed to the Board of Directors or an individual director, in care of Tootsie Roll Industries, Inc., 7401 South Cicero Avenue, Chicago, Illinois 60629, Attention: Ellen R. Gordon, Chairman and Chief Executive Officer. If an interested party wishes to communicate directly with the Company’s non-employee directors, it should be noted on the cover of the communication.

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

•

Risk of pricing actions – Inherent risks in the marketplace, including uncertainties about trade and consumer acceptance of pricing actions or product weight changes, could make it more difficult for the Company to maintain its sales and operating margins.

•

Risk related to seasonality - The Company’s sales are highest during the Halloween season. Adverse circumstances surrounding Halloween, such as widespread weather events at that time of year or general changes in consumer interest in Halloween, could significantly affect the Company’s sales.

•

Risk of dependence on large customers - The Company’s largest customer, Wal-Mart Stores, Inc., accounted for approximately 23.3% of net product sales in 2016, and other large national chains are also material to the Company’s sales. The loss of Wal-Mart Stores, Inc. or one or more other large customers, or a material decrease in purchases by one or more large customers, could result in decreased sales and adversely impact the Company’s results of operations and financial condition.

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

•

Risks related to environmental matters - The Company’s operations are not particularly impactful on the environment, but,  increased government environmental regulation or legislation could adversely impact the Company’s profitability.

•

Risks relating to participation in the multi-employer pension plan for certain Company union employees - As outlined in the Notes to the Consolidated Financial Statements and discussed in the Management’s Discussion & Analysis , the Company participates in a multi-employer pension plan (Plan) which is currently in “critical and declining status”, as defined by applicable law. A designation of “critical and declining status” implies that the Plan is expected to become insolvent in the next 20 years. Under terms of a rehabilitation plan, the Company is to be assessed 5% annual compounded surcharges on its contributions to the Plan until such time as the Plan emerges from critical status. Should the Company withdraw from the Plan, it would be subject to a significant withdrawal liability which is discussed in Note 7 of the Company’s Notes to Consolidated Financial Statements and Management’s Discussion & Analysis. The Company is currently unable to determine the ultimate outcome of this matter and therefore, is unable to determine the effects on its consolidated financial statements, but, the ultimate outcome could be material to its consolidated results of operations in one or more future periods.

•

Risk of new governmental laws and regulations - Governmental laws and regulations, including those that affect food advertising and marketing to children, use of certain ingredients in products, new labeling requirements, income and other taxes and tariffs, including the effects of possible changes to international trade agreements and income taxes such as a proposed “border tax” that could affect products manufactured in Canada and sold in the U.S.A. and imported raw materials, new taxes targeted toward confectionery products and the environment, both in and outside the U.S.A., are subject to change over time, which could adversely impact the Company’s results of operations and ability to compete in domestic or foreign marketplaces.

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

•

Risk related to investments in marketable securities - The Company invests its surplus cash in a diversified portfolio of highly rated marketable securities, including corporate and tax exempt municipal bonds, with maturities of generally up to three years, and variable rate demand notes with weekly resets of interest rates and “puts’ to redeem the investment each week.. Nonetheless, such investments could become impaired in the event of certain adverse economic and/or geopolitical events which, if severe, would adversely affect the Company’s financial condition.

•

Disruption to the Company’s supply chain could impair the Company’s ability to produce or deliver its finished products, resulting in a negative impact on operating results - Disruption to the manufacturing operations or supply chain, some of which are discussed above, could result from, but are not limited to natural disasters, pandemic outbreak of disease, weather, fire or explosion, terrorism or other acts of violence, unavailability of ingredients or packaging materials, labor strikes or other labor activities, operational and/or financial instability of key suppliers, and other vendors or service providers. Although precautions are taken to mitigate the impact of possible disruptions, if the Company is unable, or if it is not financially feasible to effectively mitigate the likelihood or potential impact of such disruptive events, the Company’s results of operations and financial condition could be negatively impacted.

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

•

Risk of further losses in Spain – The Company has restructured its Spanish subsidiaries and is exploring a variety of programs to increase sales and profitability. However, the outcome of these efforts thus far have not been successful and additional losses are likely to be reported from these business units.

•

Risk of “slack fill” litigation - The Company, as well as other confectionary and food companies, have experienced an increasing number of plaintiff claims that certain products are sold in boxes that are not completely full, and therefore such “slack filled” products are misleading, and even deceptive, to the consumer. Although the Company believes that these claims are without merit, the Company could be exposed to significant legal fees to defend its position, and in the event that it is not successful, could be subject to fines and costs of settlement.

•

The Company is a controlled company due to the common stock holdings of the Gordon family - The Gordon family’s share ownership represents a majority of the combined voting power of all classes of the Company’s common stock as of December 31, 2016. As a result, the Gordon family has the power to elect the Company’s directors and approve actions requiring the approval of the shareholders of the Company.

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

ITEM 4.               Mine Safety Disclosures.

None

PART II

ITEM 5.               Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the New York Stock Exchange. The Company’s Class B common stock is subject to restrictions on transferability. The Class B common stock is convertible at the option of the holder into shares of common stock on a share-for-share basis. As of February 27, 2017, there were approximately 2,800 and 1,000 registered holders of record of common and Class B common stock, respectively. In addition, the Company estimates that as of February 27, 2017 there were 12,500 and 4,300 beneficial holders of common and Class B common stock, respectively.

The following table sets forth information about the shares of its common stock the Company purchased on the open market during the fiscal quarter ended December 31, 2016:

Issuer Purchases of Equity Securities

			Total Number of	Maximum Number (or
	Total	Average	Shares Purchased	Approximate Dollar Value)
	Number	Price	as Part of Publicly	of Shares that May Yet
	of Shares	Paid per	Announced Plans	be Purchased Under the
Period	Purchased	Share	or Programs	Plans or Programs

Oct 1 to Oct 31	75,411	$35.48	Not Applicable	Not Applicable
Nov 1 to Nov 30	3,500	34.85	Not Applicable	Not Applicable
Dec 1 to Dec 31	—	—	Not Applicable	Not Applicable
Total	78,911	$35.45

While the Company does not have a formal or publicly announced Company common stock purchase program, the Company repurchases its common shares on the open market from time to time as authorized by the Board of Directors.

Quarterly Stock Prices and Dividends

The high and low quarterly prices for the Company’s common stock, as reported on the New York Stock Exchange and quarterly dividends in 2016 and 2015 were:

	2016				2015
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

High	$41.55	$38.44	$39.54	$34.98	$32.85	$32.88	$34.34	$34.79
Low	34.35	36.48	34.08	30.41	30.85	30.37	30.34	29.24
Dividends per share	0.09	0.09	0.09	0.09	0.09	0.09	0.09	0.08

NOTE: In addition to the above cash dividends, a 3% stock dividend was issued on April 8, 2016 and April 10, 2015.

Performance Graph

The following performance graph compares the cumulative total shareholder return on the Company’s common stock for a five-year period (December 31, 2011 to December 31, 2016) with the cumulative total return of Standard & Poor’s 500 Stock Index (“S&P 500”) and the Dow Jones Industry Food Index (“Peer Group,” which includes the Company), assuming (i) $100 invested on December 31 of the first year of the chart in each of the Company’s common stock, S&P 500 and the Dow Jones Industry Food Index and (ii) the reinvestment of cash and stock dividends.

ITEM 6.               Selected Financial Data.

Five Year Summary of Earnings and Financial Highlights

(Thousands of dollars except per share, percentage and ratio figures)

(See management’s comments starting on page 4)	2016	2015	2014	2013	2012
Sales and Earnings Data
Net product sales	$517,373	$536,692	$539,895	$539,627	$545,985
Product gross margin	197,083	196,602	198,962	188,667	180,412
Interest expense	105	76	99	92	137
Provision for income taxes	30,593	26,451	28,434	23,634	22,160
Net earnings attributable to Tootsie Roll Industries, Inc.	67,510	66,089	63,298	60,849	52,004
% of net product sales	13.0%	12.3%	11.7%	11.3%	9.5%
% of shareholders’ equity	9.5%	9.5%	9.2%	8.9%	8.0%
Per Common Share Data (1)(2)
Net earnings attributable to Tootsie Roll Industries, Inc.	$1.08	$1.04	$0.99	$0.94	$0.79
Cash dividends declared	0.36	0.35	0.32	0.32	0.82
Stock dividends	3%	3%	3%	3%	3%
Additional Financial Data (1)
Working capital	$235,739	$221,744	$200,162	$179,990	$136,476
Net cash provided by operating activities	98,550	91,073	88,769	109,823	101,418
Net cash provided by (used in) investing activities	(51,884)	(8,523)	(30,459)	(47,963)	(40,435)
Net cash used in financing activities	(51,387)	(53,912)	(44,664)	(37,425)	(76,234)
Property, plant & equipment additions	16,090	15,534	10,704	15,752	8,886
Net property, plant & equipment	180,905	184,586	190,081	196,916	201,290
Total assets	920,101	908,983	910,386	888,409	846,737
Long-term debt	7,500	7,500	7,500	7,500	7,500
Total Tootsie Roll Industries, Inc. shareholders’ equity	711,364	698,183	690,809	680,305	649,815
Average shares outstanding	62,239	63,256	64,173	65,010	65,859

(1)	Per common share data and average shares outstanding adjusted for annual 3% stock dividends.
(2)	The fourth quarter 2012 includes a $0.50 special dividend.

ITEM 7.               Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(in thousands except per share, percentage and ratio figures)

The following discussion should be read in conjunction with the other sections of this report, including the consolidated financial statements and related notes contained in Item 8 of this Form 10-K.

FINANCIAL REVIEW

This financial review discusses the Company’s financial condition, results of operations, liquidity and capital resources, significant accounting policies and estimates, new accounting pronouncements, market risks and other matters. It should be read in conjunction with the Consolidated Financial Statements and related Notes that follow this discussion.

FINANCIAL CONDITION

The Company’s overall financial position remains very strong as a result of its higher net earnings and strong cash flows provided by operating activities. Cash flows from 2016 operating activities totaled $98,550 and were used to pay cash dividends of $22,266, purchase and retire $29,093 of its outstanding shares, make capital expenditures of $16,090, and add to the Company’s marketable securities investments.

The Company’s net working capital was $235,739 at December 31, 2016 compared to $221,744 at December 31, 2015 which generally reflects higher aggregate cash, cash equivalents and short-term investments. As of December 31, 2016, the Company’s total cash, cash equivalents and investments, including all long-term investments in marketable securities, was $351,323 compared to $321,230 at December 31, 2015, an increase of $30,093. The aforementioned includes $67,995 and $60,584 in trading securities as of December 31, 2016 and 2015, respectively. The Company invests in trading securities to provide an economic hedge for its deferred compensation liabilities, as further discussed herein and in Note 7 of the Company’s Notes to Consolidated Financial Statements.

Shareholders’ equity increased from $698,183 at December 31, 2015 to $711,364 as of December 31, 2016, principally reflecting 2016 net earnings of $67,510, less cash dividends of $22,266, share repurchases of $29,093, and an increase in accumulated other comprehensive loss, primarily foreign translation, of $2,882 during 2016.

The Company has a relatively straight-forward financial structure and has historically maintained a conservative financial position. Except for an immaterial amount of operating leases, the Company has no special financing arrangements or “off-balance sheet” special purpose entities. Cash flows from operations plus maturities of short-term investments are expected to be adequate to meet the Company’s overall financing needs, including capital expenditures, in 2017. Periodically, the Company considers possible acquisitions, and if the Company were to pursue and complete such an acquisition, that could result in bank borrowings or other financing.

RESULTS OF OPERATIONS

2016 vs. 2015

Twelve months 2016 consolidated net sales were $517,373 compared to $536,692 in twelve months 2015, a decrease of $19,319 or 3.6%. Twelve months 2016 consolidated sales were adversely affected by currency translation of $3,473 due to a stronger U.S. dollar in 2016 compared to 2015, principally relating to Mexico and Canada. The timing of sales between fourth quarter 2016 and first quarter 2017 also had some adverse effect on twelve months 2016 sales when compared to the twelve months in the prior year. The Company had higher sales price realization in 2016 compared to 2015 in order to recover increased costs for ingredients and certain other inputs. Fourth quarter 2016 net sales were $124,279 compared to $139,881 in fourth quarter 2015, a decrease of $15,602 or 11.2%. Fourth quarter 2016 net sales were adversely affected by the timing of certain customer sales at both the beginning and end of the quarter when compared to the prior year fourth quarter in 2015.  Unfavorable foreign exchange also contributed to lower sales in fourth quarter 2016 compared to the prior year corresponding period. The Company’s sales results in the United States continue to reflect the challenges of many of the Company’s retail customers including their profit margin pressures and other competitive factors.

Product cost of goods sold were $320,290 in 2016 compared to $340,090 in 2015, a decrease of $19,800 or 5.8%. Product cost of goods sold includes $1,137 and $497 in certain deferred compensation expenses in 2016 and 2015, respectively. These deferred compensation expenses principally result from changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Adjusting for the aforementioned, product cost of goods sold decreased from $339,593 in 2015 to $319,153 in 2016, a decrease of $20,440 or 6.0%. As a percent of net product sales, these adjusted costs decreased from 63.3% in 2015 to 61.7% in 2016, a favorable decrease of 1.6% as a percent of net product sales. Higher price realization on sales, continuing improvements in manufacturing plant efficiencies driven by capital investments, and ongoing cost containment programs contributed to this improvement in lower costs of goods sold and the resulting improvement in gross profit margins in twelve months 2016 compared to 2015. Higher costs for ingredients and additional manufacturing costs relating to changes in product labeling requirements adversely affected gross profit margins in 2016. These higher manufacturing costs in 2016 include the effects of lower production volumes runs for many products in order to reduce and minimize finished goods inventory levels and additional costs to meet new product labeling requirements. This inventory reduction was in response to uncertainties surrounding changes in state and national labeling regulations and requirements during 2016. The Company is continuing its focus on cost reductions and savings, including savings resulting from capital investments, in order to achieve manufacturing efficiencies and productivity improvements. The Company has made progress on restoring margins to their historical levels before the increases in commodity and other input costs in past years.

Selling, marketing and administrative expenses were $107,377 in 2016 compared to $108,051 in 2015, a decrease of $674 or 0.6%. Selling, marketing and administrative expenses include $3,138 and $953 in certain deferred compensation expenses in 2016 and 2015, respectively. These deferred compensation expenses principally result from changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Adjusting for the aforementioned, these expenses decreased from $107,098 in 2015 to $104,239 in 2016, a decrease of $2,859 or 2.7%. As a percent of net product sales, these adjusted expenses increased slightly from 20.0% of net product sales in 2015 to 20.1% of net product sales in 2016, a 0.1% unfavorable increase as a percentage of sales. Selling, marketing and administrative expenses include $40,629 and $42,619 of freight, delivery and warehousing expenses in 2016 and 2015, respectively, were 7.9% of net product sales in both 2016 and 2015. Internal expense reduction initiatives mitigated some of the higher costs of freight, delivery and warehousing in 2016 compared to 2015.

The company has foreign operating businesses in Mexico, Canada and Spain, and exports products to many foreign markets. The strength of the U.S. dollar and related devaluations of most these related foreign currencies, primarily Mexico and Canada, have adversely affected these foreign and export operations in 2016 compared to 2015. The operating income of these foreign and export operations decreased by $3,269 in 2016 compared to 2015. The Company currently has a 93% ownership of two Spanish companies (93% and 83% ownership at December 31, 2016 and 2015, respectively) which had operating losses for each of the years 2008 through 2016. Company management has restructured the Spanish operations and made other changes to its business plan but these companies continue to have operating losses. Management believes that the business, competitive and economic challenges in Spain are likely to continue, and therefore, additional cash financing of these Spanish companies will be required in 2017.

The Company believes that the carrying values of its goodwill and trademarks have indefinite lives as they are expected to generate cash flows indefinitely. In accordance with current accounting guidance, these indefinite-lived intangible assets are assessed at least annually for impairment as of December 31 or whenever events or circumstances indicate that the carrying values may not be recoverable from future cash flows. No impairments were recorded in 2016, 2015 or 2014. The fair values of trademarks are assessed each year using the present value of estimated future cash flows and estimated royalties. Based on the Company’s estimate at December 31, 2016, the individual fair values of the indefinite lived intangible assets exceed the net book value by more than 10%. For certain trademarks, holding all other assumptions constant at the test date, a 100 basis point increase in the discount rate or a 100 basis point decrease in the royalty rate would reduce the fair value of certain trademarks by approximately 15% and 10%, respectively. Individually, a 100 basis point increase in the discount rate or a 100 basis point decrease in the royalty rate would not result in a potential impairment as of December 31, 2016.

Earnings from operations were $92,414 in 2016 compared to $91,082 in 2015, an increase of $1,332. Earnings from operations include $4,275 and $1,450 in certain deferred compensation expense in 2016 and 2015, respectively, which are discussed above. Adjusting for these deferred compensation expenses, earnings from operations increased from $92,532 in 2015 to $96,689 in 2016, an increase of $4,157 or 4.5%. Although ingredient costs and results from foreign operations adversely affected adjusted 2016 earnings from operations, higher price realization on sales and the cost and expense reductions, as discussed above, allowed the Company to achieve these higher adjusted operating earnings in 2016 despite the decline in 2016 net sales compared to 2015.

Management believes the comparisons presented in the preceding paragraphs, after adjusting for changes in deferred compensation, are more reflective of the underlying operations of the Company.

Other income, net was $5,498 in 2016 compared to $1,496 in 2015, an increase of $4,002. Other income, net principally reflects $4,275 and $1,450 of aggregate net gains and investment income on trading securities in 2016 and 2015, respectively. These trading securities provide an economic hedge of the Company’s deferred compensation liabilities; and the related net gains and investment income were offset by a like amount of expense in aggregate product cost of goods sold and selling, marketing, and administrative expenses in the respective years as discussed above. Other income, net includes investment income on available for sale securities, including variable rate demand notes, of $2,130 and $1,421 in 2016 and 2015, respectively.  Other income, net also includes foreign exchange losses of $955 and $1,427 in 2016 and 2015, respectively.

The consolidated effective tax rate was 31.2% and 28.6% in 2016 and 2015, respectively. The lower effective tax rate for 2015 principally reflects benefits from favorable prior year income tax settlements, including a $1,066 release of an uncertain income tax liability resulting from a decision by a foreign court in second quarter 2015. A reconciliation of the differences between the U.S. statutory rate and these effective tax rates is provided in Note 4 of the Company’s Notes to Consolidated Financial Statements. At December 31, 2016 and 2015, the Company’s deferred tax assets include $6,346 and $8,122 of income tax benefits relating to its Canadian subsidiary tax loss carry-forwards which the Company expects to realize before their expiration dates (2028 through 2031). The Company utilized $1,776 and $2,758 of these tax carry-forward benefits in 2016 and 2015, respectively. The Company has concluded that it is more-likely-than-not that it would realize these deferred tax assets relating to its Canadian tax loss carry-forwards because it is expected that sufficient levels of taxable income will be generated during the carry-forward periods. The Company has provided a full valuation allowance on its Spanish subsidiaries’ tax loss carry-forward benefits of $2,106 and $1,834 as of December 31, 2016 and 2015, respectively, because the Company has concluded that it is not more-likely-than-not that these losses will be utilized before their expiration dates. The Spanish subsidiaries have a history of net operating losses and it is not known when and if they will generate taxable income in the future. The Company has not provided for U.S. federal or foreign withholding taxes on approximately $22,081 and $20,174 of foreign subsidiaries’ undistributed earnings as of December 31, 2016 and December 31, 2015, respectively, because such earnings are considered to be permanently reinvested. The Company estimates that the federal income tax liability on such undistributed earnings would approximate 30% of these amounts.

Net earnings attributable to Tootsie Roll Industries, Inc. were $67,510 in 2016 compared to $66,089 in 2015, and earnings per share were $1.08 and $1.04 in 2016 and 2015, respectively, an increase of $0.04 per share or 3.8%. As discussed above, net earnings principally benefited from higher price realization on domestic sales and cost and expense reductions, although higher ingredient costs, lower foreign operating income, and the adverse effects of lower sales mitigated some of these benefits. In addition, a lower effective income tax rate in prior year 2015 adversely affects the comparison to 2016 net earnings. Earnings per share in 2016 benefited from the reduction in average shares outstanding resulting from purchases of the Company’s common stock in the open market by the Company. Average shares outstanding decreased from 63,256 in 2015 to 62,239 in 2016. Fourth quarter 2016 net earnings were $17,841 compared to $19,705 in fourth quarter 2015, and net earnings per share were $.29 and $.31 in fourth quarter 2016 and 2015, respectively, a decrease of $.02 or 6%. The above discussed factors also impacted fourth quarter 2016, however, the above discussed net benefits were not enough to overcome the adverse impact of the sales decline in fourth quarter 2016. Net earnings in the prior year fourth quarter 2015 also benefited from a lower effective income tax rate, including the effects of favorable income tax settlements, which adversely affects the comparison to the fourth quarter 2016 corresponding period.

Beginning in 2012, the Company received periodic notices from the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union Pension Plan (Plan), a multi-employer defined benefit pension plan for certain Company union employees, that the Plan’s actuary certified the Plan to be in “critical status”, the “Red Zone”, as defined by the Pension Protection Act (PPA) and the Pension Benefit Guaranty Corporation (PBGC); and that a plan of rehabilitation was adopted by the trustees of the Plan in fourth quarter 2012. During 2015, the Company received notices that the Plan’s status was changed to “critical and declining status”, as defined by the PPA and PBGC, for the plan year beginning January 1, 2015, and that the Plan was projected to have an accumulated funding deficiency for the 2017 through 2024 plan years. A designation of “critical and declining status” implies that the Plan is expected to become insolvent in the next 20 years. In April 2016, the Company received new notices that the Plan’s trustees adopted an updated Rehabilitation Plan effective January 1, 2016, and that the Plan remains in “critical and declining status” and is projected to become insolvent in 14 years. These new notices also advise that the Plan trustees are considering the reduction or elimination of certain retirement benefits and may seek assistance from the PBGC. Plans in “critical and declining status” may elect to suspend (temporarily or permanently) some benefits payable to all categories of participants, including retired participants, except retirees that are disabled or over the age of 80. Suspensions must be equally distributed and cannot drop below 110% of what would otherwise be guaranteed by the PBGC.

Based on these updated notices, the Plan’s funded percentage (plan investment assets as a percentage of plan liabilities), as defined, were 62.8%, 65.1% and 66.4% as of the most recent valuation dates available, January 1, 2015, 2014, and 2013, respectively (these valuation dates are as of the beginning of each Plan year). These funded percentages are based on actuarial values, as defined, and do not reflect the actual market value of Plan investments as of these dates. If the market value of investments had been used as of January 1, 2015 the funded percentage would be 59.8% (not 62.8%). The Plan’s market value of it investments declined by 9.3% in 2015 and its unfunded vested benefits increased by 6.8%.  As of the January 1, 2015 valuation date (most recent valuation available), only 20% of Plan participants were current active employees, 51% were retired or separated from service and receiving benefits, and 29% were retired or separated from service and entitled to future benefits. The number of current active employee Plan participants as of January 1, 2015 fell 3% from the previous year and 6% over the past two years. When compared to the Plan valuation date of January 1, 2011 (four years earlier), current active employees participants have declined 30%, whereas participants who were retired or separated from service and receiving benefits increased 6% and participants who were retired or separated from service and entitled to future benefits increased 9%. The bankruptcy of a major participating employer in the Plan contributed to the above discussed Plan results.

The Company has been advised that its withdrawal liability would have been $72,700, $61,000 and $56,400 if it had withdrawn from the Plan during 2016, 2015 and 2014, respectively. The increase from 2015 to 2016 principally reflects poor investment returns of the plan in 2015, a decrease in the PBGC interest rates, and a higher share of the Plan’s unfunded vested benefits allocated to the Company. Based on the above, including the Plan’s projected insolvency in 14 years, management believes that the Company’s withdrawal liability will likely increase further in future years. Based on the Company’s actuarial study and certain provisions in ERISA and the law relating to withdrawal liability payments, management believes that the Company’s liability would likely be limited to twenty annual payments of $2,914 which have a present value in the range of $34,200 to $44,700. The aforementioned is based on a range of valuation interest rates which management understands is provided under the statute. Should the Company actually withdraw from the Plan at a future date, a withdrawal liability, which could be higher than the above discussed amounts, could be payable to the Plan.

The Company’s existing labor contract with the local union commits the Company’s participation in this Plan through third quarter 2017. The amended rehabilitation plan, which continues, requires that employer contributions include 5% compounded annual surcharge increases each year for an unspecified period of time beginning January 2013 (in addition to the 5% interim surcharge initiated in June 2012) as well as certain plan benefit reductions. The Company’s pension expense for this Plan for 2016 and 2015 was $2,541 and $2,574, respectively. The aforementioned expense includes surcharges of $542 and $447 in 2016 and 2015, respectively, as required under the plan of rehabilitation as amended.

The Company is currently unable to determine the ultimate outcome of the above discussed multi-employer union pension matter and therefore is unable to determine the effects on its consolidated financial statements, but the ultimate outcome or the effects of any modifications to the current rehabilitation plan could be material to its consolidated results of operations or cash flows in one or more future periods. See also Note 7 in the Company’s Consolidated Financial Statements on Form 10-K for the year ended December 31, 2016.

2015 vs. 2014

Although twelve months 2015 consolidated sales were $536,692 compared to $539,895 in 2014, a decrease of $3,203 or 0.6%, twelve months 2015 domestic sales were 1.0% ahead of twelve months 2014 domestic sales. Twelve months 2015 consolidated sales were adversely affected by currency translation of $8,191 due to a stronger U.S. dollar in 2015 compared to 2014, principally relating to Mexico and Canada.    While the Company finished 2015 with a 3.0% increase in fourth quarter domestic (U.S.A.) sales, the Company’s consolidated sales in fourth quarter 2015, which includes foreign operations and exports, were $139,881, an increase of 1.4% compared to fourth quarter 2014. Fourth quarter 2015 foreign sales were also adversely impacted by foreign exchange due to the strength of the U.S. dollar.

Product cost of goods sold were $340,090 in 2015 compared to $340,933 in 2014, a decrease of $843 or 0.2%.  Product cost of goods sold includes $497 and $1,140 in certain deferred compensation expenses in 2015 and 2014, respectively. These deferred compensation expenses principally result from changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Adjusting for the aforementioned, these costs decreased from $339,793 in 2014 to $339,593 in 2015, a decrease of $200 or 0.1%. As a percent of net product sales, these adjusted costs increased from 62.9% in 2014 to 63.3% in 2015, an unfavorable increase of 0.4% as a percent of net product sales. Although the Company’s overall comparative ingredient costs were somewhat more favorable in 2015, certain key ingredient costs were higher in 2015 compared to 2014, and the Company expects higher overall ingredient costs in 2016. The Company’s product gross margins also benefited from manufacturing plant efficiencies driven by capital investments and cost containment programs, but were adversely affected by higher manufacturing plant overhead costs.

Selling, marketing and administrative expenses were $108,051 in 2015 compared to $117,722 in 2014, a decrease of $9,671 or 8.2%. Selling, marketing and administrative expenses include $953 and $3,761 in certain deferred compensation expenses in 2015 and 2014, respectively. These deferred compensation expenses principally result from changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Adjusting for the aforementioned, these expenses decreased from $113,961 in 2014 to $107,098 in 2015, a decrease of $6,863 or 6.0%. As a percent of net product sales, these adjusted expenses decreased from 21.1% of net product sales in 2014 to 20.0% of net product sales in 2015, a 1.1% favorable decrease as a percentage of sales. Selling, marketing and administrative expenses include $42,619 and $46,525 of freight, delivery and warehousing expenses in 2015 and 2014, respectively, which decreased from 8.6% of net product sales in 2014 to 7.9% of net product sales in 2015. This expense reduction reflects lower distribution and delivery expenses including the effects of declining energy and fuel costs and internal initiatives to reduce expense.

Earnings from operations were $91,082 in 2015 compared to $83,923 in 2014, an increase of $7,159. Earnings from operations include $1,450 and $4,901 in certain deferred compensation expense in 2015 and 2014, respectively, which are discussed above. Adjusting for these deferred compensation expenses, earnings from operations increased from $88,824 in 2014 to $92,532 in 2015, an increase of $3,708 or 4.2%. This increase in 2015 earnings from operations principally reflects the benefits of higher domestic (U.S.A.) sales and the cost and expense reductions discussed above.

Management believes the comparisons presented in the preceding paragraphs, after adjusting for changes in deferred compensation, are more reflective of the underlying operations of the Company.

Other income, net was $1,496 in 2015 compared to $7,371 in 2014, a decrease of $5,875. Other income, net principally reflects $1,450 and $4,901 of aggregate net gains and investment income on trading securities in 2015 and 2014, respectively. Other income, net includes investment income on available for sale securities of $1,421 and $1,582 in 2015 and 2014, respectively; and foreign exchange losses of $1,427 and $861 in 2015 and 2014, respectively. In addition, prior year first quarter and 2014 other income, net includes a pre-tax gain of approximately $1,800 ($529 after-tax loss) resulting from the step acquisition of the two Spanish companies as discussed below.

The consolidated effective tax rate was 28.6% and 31.1% in 2015 and 2014, respectively. The lower effective tax rate for 2015 principally reflects a $1,066 release of an uncertain income tax liability, and resulting income tax benefit, due to a decision by a foreign court issued in second quarter 2015, and the reversal of deferred tax assets of $2,350 (and increase in income tax expense) in first quarter 2014 relating to the step acquisition of the Spanish companies. The Company utilized $2,758 and $1,632 of Canadian tax loss carry-forward benefits in 2015 and 2014, respectively.

Net earnings attributable to Tootsie Roll Industries, Inc. were $66,089 in 2015 compared to $63,298 in 2014, and earnings per share were $1.04 and $0.99 in 2015 and 2014, respectively, an increase of $0.05 or 5.1%. Net earnings principally benefited from higher domestic sales, cost and expense reductions, and a lower effective income tax rate which are discussed above. Earnings per share in 2015 benefited from the reduction in average shares outstanding resulting from purchases of the Company’s common stock in the open market by the Company. Average shares outstanding decreased from 64,173 in 2014 to 63,256 in 2015.

During first quarter 2014, the Company gained operating control of its two 50% owned Spanish companies (93% and 83% owned at December 31, 2016 and 2015, respectively) when Company employee representatives assumed all positions on their boards of directors. This was considered a step acquisition, whereby the Company remeasured the previously held investment to fair value in first quarter 2014. As a result, the Company’s first quarter 2014 net earnings include a net loss of $529, including an additional income tax provision of $2,350 relating to deferred income taxes. During 2014 and 2015, the Company further increased its control and ownership to 83% by purchasing and subscribing to additional common shares of its Spanish subsidiaries. These Spanish companies had operating losses for each of the years 2008 through 2015 (and in 2016).

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities were $98,550, $91,073 and $88,769 in 2016, 2015 and 2014, respectively. The $7,977 increase in cash flows from operating activities from 2015 to 2016 primarily reflects decreases in accounts receivable and inventories, net of a decrease in income taxes payable. Cash flows from 2015 operating activities benefited from decreases in inventories and prepaid expenses and other assets but were adversely affected by increases in accounts receivable and changes in deferred compensation and other liabilities which principally relate to the payment of certain deferred compensation during 2015.

The Company manages and controls a VEBA trust, to fund the estimated future costs of certain employee health, welfare and other benefits. No contributions were made to this trust during 2016 and 2015. The Company is using these funds to pay the actual cost of such benefits through third quarter 2017. At December 31, 2016 and 2015, the VEBA trust held $3,027 and $6,727, respectively, of aggregate cash and cash equivalents. This asset value is included in prepaid expenses and long-term other assets in the Company’s Consolidated Statement of Financial Position. These assets are categorized as Level 1 within the fair value hierarchy.

Cash flows from investing activities reflect capital expenditures of $16,090, $15,534, and $10,704 in 2016, 2015 and 2014, respectively. The changes in amounts each year principally reflects the timing of expenditures relating to plant manufacturing projects. Company management has recently committed approximately $15,000 to a manufacturing plant rehabilitation upgrade and expansion of one of its manufacturing plants in the U.S.A. Management’s projected cash outlays for this project are approximately $5,000 in 2017, $9,000 in 2018, and $1,000 in 2019 and 2020.  Other than the aforementioned project, management believes that 2017 capital expenditures will be in line with its historical annual capital spending. All capital expenditures are to be funded from the Company’s cash flow from operations and internal sources including available for sale securities.

Other than the bank loans and the related restricted cash of the Company’s Spanish subsidiaries, which are discussed in Note 1 of the Company’s Notes to Consolidated Financial Statements, the Company had no bank borrowings or repayments in 2014, 2015, or 2016, and had no outstanding bank borrowings as of December 31, 2015 or 2016. Nonetheless, the Company would consider bank borrowing or other financing in the event that a business acquisition is completed.

Financing activities include Company common stock purchases and retirements of $29,093, $33,004, and $25,020 in 2016, 2015 and 2014, respectively. Cash dividends of $22,266, $20,775, and $19,241 were paid in 2016, 2015 and 2014, respectively.

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

Following is a summary and discussion of the more significant accounting policies and estimates which management believes to have a significant impact on the Company’s operating results, financial position, cash flows and footnote disclosure.

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

Provisions for bad debts are recorded as selling, marketing and administrative expenses. Write-offs of bad debts did not exceed 0.1% of net product sales in each of 2016, 2015 and 2014, and accordingly, have not been significant to the Company’s financial position or results of operations.

Shipping and handling costs are included in selling, marketing and administrative expenses.

Intangible assets

The Company’s intangible assets consist primarily of goodwill and acquired trademarks.  In accordance with accounting guidance, goodwill and other indefinite-lived assets, trademarks, are not amortized, but are instead subjected to annual testing for impairment unless certain triggering events or circumstances are noted. The Company performs its annual impairment testing as of December 31.

All trademarks have been assessed by management to have indefinite lives because they are expected to generate cash flows indefinitely. The Company tests trademarks (non-amortizable intangible assets) for impairment by comparing the fair value of each trademark with its carrying value. The Company determines the fair value of trademarks using discounted cash flows and estimates of royalty rates. If the carrying value exceeds fair value, the trademark is considered impaired and is reduced to fair value. The Company may utilize third-party professional valuation firms to assist in the determination of valuation of certain trademarks.  Impairments have not generally historically been material to the Company’s historical operating results.

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

The cash flow projections discussed above requires the Company to make assumptions and estimates regarding the Company’s future plans, including sales projections and profit margins, market based discount rates, competitive factors, and economic conditions; and the Company’s actual results and conditions may differ over time. A change in the assumptions relating to the impairment analysis of goodwill and trademarks, including but not limited to a reduction in projected cash flows, the use of a different discount rate to discount future cash flows or a different royalty rate applied to the Company’s trademarks, could cause impairment in the future.

Customer incentive programs, advertising and marketing

Advertising and marketing costs are recorded in the period to which such costs relate. The Company does not defer the recognition of any amounts on its consolidated balance sheet with respect to such costs. Customer incentives and other promotional costs, including consumer coupon (price reduction) incentives, are recorded at the time of the Company’s sale based upon incentive program terms and historical utilization statistics, which are generally consistent from year to year. The liabilities associated with these programs are reviewed quarterly and adjusted if utilization rates differ from management’s original estimates. Such adjustments have not historically been material to the Company’s operating results.

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

Valuation of long-lived assets

Long-lived assets, primarily property, plant and equipment, are reviewed for impairment as events or changes in business circumstances occur indicating that the carrying value of the asset may not be recoverable. The estimated cash flows produced by assets or asset groups, are compared to the asset carrying value to determine whether impairment exists. Such estimates involve considerable management judgment and are based upon assumptions about expected future operating performance. As a result, actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance, and economic and competitive conditions. Such impairments have not historically been material to the Company’s operating results.

Income taxes

Deferred income taxes are recognized for future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. The Company records valuation allowances in situations where the realization of deferred tax assets, including those relating to net operating tax losses, is not more-likely-than-not; and the Company adjusts and releases such valuation allowances when realization becomes more-likely-than-not as defined by accounting guidance. The Company periodically reviews assumptions and estimates of the Company’s probable tax obligations and effects on its liability for uncertain tax positions, using informed judgment which may include the use of third-party consultants, advisors and legal counsel, as well as historical experience.

Valuation of investments

Investments primarily comprise corporate and municipal (tax-free) bonds, including variable rate demand notes (generally long term bonds where interest rates are reset weekly, and provide a weekly “put” which allows the holder to also sell each week with no loss in principal), which are reviewed for impairment at each reporting period by comparing the carrying value or amortized cost to the fair market value. In the event that an investment security’s fair value is below carrying value or amortized cost, the Company will record an other-than-temporary impairment or a temporary impairment based on accounting guidance. The Company’s investment policy, which guides investment decisions, is focused on high quality investments which mitigates the risk of impairment. The Company may utilize third-party professional valuation firms as necessary to assist in the determination of the value of investments that utilize Level 3 inputs (as defined by guidance) should any of its investments be downgraded to such level.

Other matters

In the opinion of management, other than contracts for foreign currency forwards and raw materials, including currency and commodity hedges and outstanding purchase orders for packaging, ingredients, supplies, and operational services, all entered into in the ordinary course of business, the Company does not have any significant contractual obligations or future commitments. The Company’s outstanding contractual commitments as of December 31, 2016, all of which are generally normal and recurring in nature, are summarized in the chart which follows below.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 of the Company’s Notes to Consolidated Financial Statements.

MARKET RISKS

The Company is exposed to market risks related to commodity prices, interest rates, investments in marketable securities, equity price and foreign exchange.

The Company’s ability to forecast the direction and scope of changes to its major input costs is impacted by significant potential volatility in crude oil and energy, sugar, corn, edible oils, cocoa and cocoa powder, and dairy products markets. The prices of these commodities are influenced by changes in global demand, changes in weather and crop yields, including the possible effects of climate change, changes in import tariffs and governments’ farm policies, including mandates for ethanol and bio-fuels, environmental matters, fluctuations in the U.S. dollar relative to dollar-denominated commodities in world markets, and in some cases, geo-political risks. The Company believes that its competitors face the same or similar challenges.

In order to address the impact of changes in input and other costs, the Company periodically reviews each item in its product portfolio to ascertain if price realization adjustments or other actions should be taken. These reviews include an evaluation of the risk factors relating to market place acceptance of such changes and their potential effect on future sales volumes. In addition, the estimated cost of packaging modifications associated with weight changes is evaluated. The Company also maintains ongoing cost reduction and productivity improvement programs under which cost savings initiatives are encouraged and progress monitored. The Company is not able to accurately predict the outcome of these cost savings initiatives and their effects on its future results.

Changes in U.S.A. tax policy, including a “border tax” and possible new tariffs on foreign imports which are under discussion, could have an adverse impact on such products made in Canada and sold in the U.S.A. as well as certain other ingredients and materials which are imported.

Commodity future and foreign currency forward contracts

Commodity price risks relate to ingredients, primarily sugar, cocoa and cocoa powder, chocolate, corn syrup, dextrose, edible oils, milk, whey and gum base ingredients. The Company believes its competitors face similar risks, and the industry has historically adjusted prices, and/or product weights, to compensate for adverse fluctuations in commodity costs. The Company, as well as competitors in the confectionery industry, has historically taken actions, including higher price realization to mitigate rising input costs for ingredients, packaging, labor and fringe benefits, energy, and freight and delivery. Although management seeks to substantially recover cost increases over the long-term, there is risk that higher price realization cannot be fully passed on to customers and, to the extent they are passed on, they could adversely affect customer and consumer acceptance and resulting sales volume.

The Company utilizes commodity futures contracts, as well as annual supply agreements, to hedge and plan for anticipated purchases of certain ingredients, including sugar, in order to mitigate commodity cost fluctuation. The Company also may purchase forward foreign exchange contracts to hedge its costs of manufacturing certain products in Canada for sale and distribution in the United States (U.S.A.), and periodically does so for purchases of equipment or raw materials from foreign suppliers. Such commodity futures and currency forward contracts are cash flow hedges and are effective as hedges as defined by accounting guidance. The unrealized gains and losses on such contracts are deferred as a component of accumulated other comprehensive loss (or gain) and are recognized as a component of product cost of goods sold when the related inventory is sold.

The potential change in fair value of commodity and foreign currency derivative instruments held by the Company at December 31, 2016, assuming a 10% change in the underlying contract price, was $1,317. The analysis only includes commodity and foreign currency derivative instruments and, therefore, does not consider the offsetting effect of changes in the price of the underlying commodity or foreign currency. This amount is not significant compared with the net earnings and shareholders’ equity of the Company.

Interest rates

Interest rate risks primarily relate to the Company’s investments in marketable securities with maturities dates of generally up to three years.

The majority of the Company’s investments, which are classified as available for sale, have historically been held until their maturity, which limits the Company’s exposure to interest rate fluctuations. The Company also invests in variable rate demand notes which have interest rates which are reset weekly and can be “put back” and sold each week through a remarketing agent, generally a large financial broker, which also substantially eliminates the Company’s exposure to interest rate fluctuations on the principal invested.  The accompanying chart summarizes the maturities of the Company’s investments in debt securities at December 31, 2016.

Less than 1 year	$67,513
1 – 2 years	42,748
2 – 3 years	53,841
Over 3 years	81
Total	$164,183

The Company’s outstanding debt at December 31, 2016 and 2015 was $7,500 in an industrial revenue bond in which interest rates reset each week based on the current market rate. Therefore, the Company does not believe that it has significant interest rate risk with respect to its interest bearing debt.

Investment in marketable securities

As stated above, the Company invests primarily in marketable securities including variable rate demand notes (VRDNs). The VRDNs have weekly “puts” which are collateralized by bank letters of credit or other assets, and interest rates are reset weekly.  Except for VRDN’s the Company’s marketable securities are held to maturity with maturities generally not exceeding three years. The Company utilizes professional money managers and maintains investment policy guidelines which emphasize high quality and liquidity in order to minimize the potential loss exposures that could result in the event of a default or other adverse event. The Company continues to monitor these investments and markets, as well as its investment policies, however, the financial markets could experience unanticipated or unprecedented events as it did in 2008 and 2009, and future outcomes may be less predictable than in the past.

Equity price

Equity price risk relates to the Company’s investments in mutual funds which are principally used to fund and hedge the Company’s deferred compensation liabilities. These investments in mutual funds are classified as trading securities. Any change in the fair value of these trading securities is completely offset by a corresponding change in the respective hedged deferred compensation liability, and therefore the Company does not believe that it has significant equity price risk with respect to these investments.

.

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

From time to time, the Company may use foreign exchange forward contracts and derivative instruments to mitigate its exposure to foreign exchange risks, as well as those related to firm commitments to purchase equipment from foreign vendors. See Note 10 of the Company’s Notes to Consolidated Financial Statements for outstanding foreign exchange forward contracts as of December 31, 2016.

Open Contractual Commitments as of December 31, 2016:

		Less than	1 to 3	3 to 5	More than
Payable in	Total	1 Year	Years	Years	5 Years
Commodity hedges	$10,811	$6,657	$4,154	$—	$—
Foreign currency hedges	2,357	2,357	—	—	—
Purchase obligations	5,667	5,667	—	—	—
Interest bearing debt	7,500	—	—	—	7,500
Operating leases	2,623	773	1,035	720	95
Total	$28,958	$15,454	$5,189	$720	$7,595

Note: Commodity hedges and foreign currency hedges reflect the amounts at which the Company will settle the related contracts. The above amounts exclude deferred income tax liabilities of $46,579, liabilities for uncertain tax positions of $5,185, postretirement health care benefits of $12,128 and deferred compensation of $74,363 because the timing of payments relating to these items cannot be reasonably determined.

ITEM 7A.           Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included under the caption “Market Risk” in Item 7 above.

See also Note 1 of the Notes to Consolidated Financial Statements.

ITEM 8.               Financial Statements and Supplementary Data.

Management’s Report on Internal Control Over Financial Reporting

The management of Tootsie Roll Industries, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 (SEC) Rule 13a-15(f). Company management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 as required by SEC Rule 13a-15(c). In making this assessment, the Company used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on the Company’s evaluation under the COSO criteria, Company management concluded that its internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Tootsie Roll Industries, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Tootsie Roll Industries, Inc. and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP

Chicago, Illinois

February 27, 2017

CONSOLIDATED STATEMENTS OF

Earnings and Retained Earnings

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES	(in thousands except per share data)

	For the year ended December 31,
	2016	2015	2014
Net product sales	$517,373	$536,692	$539,895
Rental and royalty revenue	3,727	3,420	3,630
Total revenue	521,100	540,112	543,525
Product cost of goods sold	320,290	340,090	340,933
Rental and royalty cost	1,019	889	947
Total costs	321,309	340,979	341,880
Product gross margin	197,083	196,602	198,962
Rental and royalty gross margin	2,708	2,531	2,683
Total gross margin	199,791	199,133	201,645
Selling, marketing and administrative expenses	107,377	108,051	117,722
Earnings from operations	92,414	91,082	83,923
Other income, net	5,498	1,496	7,371
Earnings before income taxes	97,912	92,578	91,294
Provision for income taxes	30,593	26,451	28,434
Net earnings	67,319	66,127	62,860
Less: Net earnings (loss) attributable to noncontrolling interests	(191)	38	(438)
Net earnings attributable to Tootsie Roll Industries, Inc.	$67,510	$66,089	$63,298

Net earnings attributable to Tootsie Roll Industries, Inc. per share	$1.08	$1.04	$0.99
Average number of shares outstanding	62,239	63,256	64,173

Retained earnings at beginning of period	$52,349	$64,927	$73,109
Net earnings attributable to Tootsie Roll Industries, Inc.	67,510	66,089	63,298
Cash dividends	(22,209)	(21,308)	(19,199)
Stock dividends	(53,817)	(57,359)	(52,281)
Retained earnings at end of period	$43,833	$52,349	$64,927

(The accompanying notes are an integral part of these statements.)

CONSOLIDATED STATEMENTS OF

Comprehensive Earnings

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES	(in thousands except per share data)

	For the year ended December 31,
	2016	2015	2014
Net earnings	$67,319	$66,127	$62,860

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(3,816)	(4,145)	(4,453)

Pension and postretirement reclassification adjustment:
Unrealized gains (losses) for the period on postretirement and pension benefits	(688)	1,446	(2,746)
Less: reclassification adjustment for (gains) losses to net earnings	(1,642)	(1,451)	(1,804)
Unrealized gains (losses) on postretirement and pension benefits	(2,330)	(5)	(4,550)

Investments:
Unrealized gains (losses) for the period on investments	(151)	(428)	(606)
Less: reclassification adjustment for (gains) losses to net earnings	5	—	—
Unrealized gains (losses) on investments	(146)	(428)	(606)

Derivatives:
Unrealized gains (losses) for the period on derivatives	2,832	(3,814)	(3,137)
Less: reclassification adjustment for (gains) losses to net earnings	1,150	4,133	1,295
Unrealized gains (losses) on derivatives	3,982	319	(1,842)

Total other comprehensive income (loss), before tax	(2,310)	(4,259)	(11,451)
Income tax benefit (expense) related to items of other comprehensive income	(572)	(7)	2,991
Total comprehensive earnings	64,437	61,861	54,400
Comprehensive earnings (loss) attributable to noncontrolling interests	(191)	38	(438)
Total comprehensive earnings attributable to Tootsie Roll Industries, Inc.	$64,628	$61,823	$54,838

(The accompanying notes are an integral part of these statements.)

CONSOLIDATED STATEMENTS OF
Financial Position
TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES	(in thousands)

Assets

	December 31,
	2016	2015
CURRENT ASSETS:
Cash and cash equivalents	$119,145	$126,145
Restricted cash	382	395
Investments	67,513	42,155
Accounts receivable trade, less allowances of $1,884 and $2,225	42,964	51,010
Other receivables	3,299	2,772
Inventories:
Finished goods and work-in-process	34,631	35,032
Raw materials and supplies	22,900	27,231
Prepaid expenses	7,146	5,935
Deferred income taxes	1,320	3,131
Total current assets	299,300	293,806
PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	22,081	22,188
Buildings	116,398	114,562
Machinery and equipment	369,802	357,627
Construction in progress	3,546	5,158
	511,827	499,535
Less—Accumulated depreciation	330,922	314,949
Net property, plant and equipment	180,905	184,586
OTHER ASSETS:
Goodwill	73,237	73,237
Trademarks	175,024	175,024
Investments	164,665	152,930
Split dollar officer life insurance	26,042	26,042
Prepaid expenses and other	602	3,050
Deferred income taxes	326	308
Total other assets	439,896	430,591
Total assets	$920,101	$908,983

(The accompanying notes are an integral part of these statements.)

(in thousands except per share data)

Liabilities and Shareholders’ Equity

	December 31,
	2016	2015
CURRENT LIABILITIES:
Accounts payable	$10,320	$11,322
Bank loans	336	231
Dividends payable	5,573	5,486
Accrued liabilities	46,300	50,117
Postretirement health care benefits	513	448
Income taxes payable	—	4,436
Deferred income taxes	519	22
Total current liabilities	63,561	72,062
NONCURRENT LIABILITIES:
Deferred income taxes	46,060	47,594
Bank loans	230	383
Postretirement health care benefits	11,615	10,952
Industrial development bonds	7,500	7,500
Liability for uncertain tax positions	5,185	5,101
Deferred compensation and other liabilities	74,412	66,843
Total noncurrent liabilities	145,002	138,373
TOOTSIE ROLL INDUSTRIES, INC. SHAREHOLDERS’ EQUITY:
Common stock, $.69-4/9 par value— 120,000 shares authorized— 37,701 and 37,382, respectively, issued	26,181	25,960
Class B common stock, $.69-4/9 par value— 40,000 shares authorized— 24,221 and 23,542, respectively, issued	16,820	16,348
Capital in excess of par value	646,768	622,882
Retained earnings	43,833	52,349
Accumulated other comprehensive loss	(20,246)	(17,364)
Treasury stock (at cost)— 83 shares and 80 shares, respectively	(1,992)	(1,992)
Total Tootsie Roll Industries, Inc. shareholders’ equity	711,364	698,183
Noncontrolling interests	174	365
Total equity	711,538	698,548
Total liabilities and shareholders’ equity	$920,101	$908,983

(The accompanying notes are an integral part of these statements.)

CONSOLIDATED STATEMENTS OF
Cash Flows
TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES	(in thousands)

	For the year ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$67,319	$66,127	$62,860
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	19,627	20,388	20,758
Deferred income taxes	199	255	(946)
Net loss on step acquisition	—	—	529
Amortization of marketable security premiums	2,830	3,105	3,261
Changes in operating assets and liabilities:
Accounts receivable	6,869	(8,929)	(2,007)
Other receivables	473	1,119	1,289
Inventories	4,183	7,530	(7,329)
Prepaid expenses and other assets	2,999	11,593	9,524
Accounts payable and accrued liabilities	(2,061)	3,839	(1,268)
Income taxes payable	(5,797)	(115)	(78)
Postretirement health care benefits	(1,216)	(903)	(1,289)
Deferred compensation and other liabilities	3,125	(12,936)	3,465
Net cash provided by operating activities	98,550	91,073	88,769
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash acquired in step acquisition	—	—	161
Change in restricted cash	—	1,149	224
Capital expenditures	(16,090)	(15,534)	(10,704)
Purchases of trading securities	(4,569)	(4,095)	(4,294)
Sales of trading securities	1,433	16,644	727
Purchase of available for sale securities	(81,835)	(61,951)	(54,882)
Sale and maturity of available for sale securities	49,177	55,264	38,309
Net cash used in investing activities	(51,884)	(8,523)	(30,459)
CASH FLOWS FROM FINANCING ACTIVITIES:
Shares purchased and retired	(29,093)	(33,004)	(25,020)
Dividends paid in cash	(22,266)	(20,775)	(19,241)
Proceeds from bank loans	2,760	—	—
Repayment of bank loans	(2,788)	(133)	(403)
Net cash used in financing activities	(51,387)	(53,912)	(44,664)

Effect of exchange rate changes on cash	(2,279)	(2,601)	(1,821)

Increase (decrease) in cash and cash equivalents	(7,000)	26,037	11,825
Cash and cash equivalents at beginning of year	126,145	100,108	88,283
Cash and cash equivalents at end of year	$119,145	$126,145	$100,108

Supplemental cash flow information:
Income taxes paid	$36,365	$24,940	$26,599
Interest paid	$34	$17	$34
Stock dividend issued	$61,671	$57,220	$52,165

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

Revenue recognition:

Products are sold to customers based on accepted purchase orders which include quantity, sales price and other relevant terms of sale. Revenue, net of applicable provisions for discounts, returns, allowances and certain advertising and promotional costs, including consumer coupons (price reduction), is recognized when products are delivered to customers and collectability is reasonably assured. Shipping and handling costs of $40,629, $42,619, and $46,525 in 2016, 2015 and 2014, respectively, are included in selling, marketing and administrative expenses. Accounts receivable are unsecured.

Cash and cash equivalents:

The Company considers temporary cash investments with an original maturity of three months or less to be cash equivalents.

Investments:

Investments consist of various marketable securities with maturities of generally up to three years, and variable rate demand notes with interest rates that are generally reset weekly and the security can be “put” back and sold weekly. The Company classifies debt and equity securities as either available for sale or trading. Available for sale securities are not actively traded by the Company and are carried at fair value. The Company follows current fair value measurement guidance and unrealized gains and losses on these securities are excluded from earnings and are reported as a separate component of shareholders’ equity, net of applicable taxes, until realized or other-than-temporarily impaired. Trading securities related to deferred compensation arrangements are carried at fair value with gains or losses included in other income, net. The Company invests in trading securities to economically hedge changes in its deferred compensation liabilities.

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

Inventories:

Inventories are stated at cost, not to exceed market. The cost of substantially all of the Company’s inventories ($53,278 and $58,413 at December 31, 2016 and 2015, respectively) has been determined by the last-in, first-out (LIFO) method. The excess of current cost over LIFO cost of inventories approximates $17,574 and $16,864 at December 31, 2016 and 2015, respectively. The cost of certain foreign inventories ($4,253 and $3,850 at December 31, 2016 and 2015, respectively) has been determined by the first-in, first-out (FIFO) method. Rebates, discounts and other cash consideration received from vendors related to inventory purchases is reflected as a reduction in the cost of the related inventory item, and is, therefore, reflected in cost of sales when the related inventory item is sold.

Property, plant and equipment:

Depreciation is computed for financial reporting purposes by use of the straight-line method based on useful lives of 20 to 35 years for buildings and 5 to 20 years for machinery and equipment. Depreciation expense was $19,627, $20,388 and $20,758 in 2016, 2015 and 2014, respectively.

Carrying value of long-lived assets:

The Company reviews long-lived assets to determine if there are events or circumstances indicating that the amount of the asset reflected in the Company’s balance sheet may not be recoverable. When such indicators are present, the Company compares the carrying value of the long-lived asset, or asset group, to the future undiscounted cash flows of the underlying assets to determine if impairment exists. If applicable, an impairment charge would be recorded to write down the carrying value to its fair value. The determination of fair value involves the use of estimates of future cash flows that involve considerable management judgment and are based upon assumptions about expected future operating performance. The actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance, and economic conditions. No impairment charges of long-lived assets were recorded by the Company during 2016, 2015 and 2014.

Postretirement health care benefits:

The Company provides certain postretirement health care benefits to a group of “grandfathered” corporate office and management employees. The cost of these postretirement benefits is accrued during the employees’ working careers. See Note 7 of the Company’s Notes to Consolidated Financial Statements for additional information. The Company also provides split dollar life benefits to certain executive officers. The Company records an asset equal to the cumulative insurance premiums paid that will be recovered upon the death of covered employees or earlier under the terms of the plan. No premiums were paid in 2016, 2015 and 2014. Certain split dollar agreements were terminated during 2015 and 2014 which resulted in the full repayment to the Company of all of the cumulative premiums previously paid on these policies. No split dollar agreements were terminated during 2016. During 2015 and 2014, the Company received $7,591 and $6,496, respectively, of such repayments which were recorded as a reduction in the carrying value of Split Dollar Officer Life Insurance.

Goodwill and indefinite-lived intangible assets:

In accordance with authoritative guidance, goodwill and intangible assets with indefinite lives are not amortized, but rather tested for impairment at least annually unless certain interim triggering events or circumstances require more frequent testing. All trademarks have been assessed by management to have indefinite lives because they are expected to generate cash flows indefinitely. Management believes that all assumptions used for the impairment tests are consistent with those utilized by market participants performing similar valuations. The Company has completed its annual impairment testing of its goodwill and trademarks at December 31 of each of the years presented. No impairments of intangibles, including trademarks and goodwill, were recorded in 2016, 2015 or 2014.

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

Income taxes:

Deferred income taxes are recorded and recognized for future tax effects of temporary differences between financial and income tax reporting. The Company records valuation allowances in situations where the realization of deferred tax assets is not more-likely-than-not. Federal income taxes are provided on the portion of income of foreign subsidiaries that is expected to be remitted to the U.S. and become taxable, but not on the portion that is considered to be permanently reinvested in the foreign subsidiary. Further information regarding income taxes is included in Note 4 of the Company’s Notes to Consolidated Financial Statements.

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

Step acquisition

During first quarter 2014, the Company gained operating control of its two 50% owned Spanish companies when Company employee representatives assumed all positions on their boards of directors. This was considered a step acquisition, whereby the Company remeasured the previously held investment to fair value in first quarter 2014. As a result, the Company’s first quarter 2014 net earnings include a net loss of $529, including an additional income tax provision of $2,350 relating to deferred income taxes. During 2014 through 2016, the Company further increased its control and ownership to 93% by subscribing to additional common shares of these Spanish subsidiaries. The accompanying consolidated financial statements for the year ended December 31, 2016 and 2015 include these Spanish companies and related minority interests. These Spanish subsidiaries are not material to the Company’s consolidated financial statements.

Restricted cash:

Restricted cash comprises certain cash deposits of the Company’s majority-owned Spanish subsidiaries with international banks that are pledged as collateral for letters of credit and bank borrowings.

VEBA trust:

The Company maintains a VEBA trust managed and controlled by the Company, to fund the estimated future costs of certain employee health, welfare and other benefits. The Company made no contributions to the VEBA trusts in 2016 and 2015, and is using the VEBA funds to pay the actual cost of such benefits through 2017. At December 31, 2016 and 2015, the VEBA trust held $3,027 and $6,727, respectively, of aggregate cash and cash equivalents. This asset value is included in prepaid expenses and long-term other assets in the Company’s Consolidated Statement of Financial Position. These assets are categorized as Level 1 within the fair value hierarchy.

Bank loans:

Long term bank loans comprise borrowings by the Company’s majority-owned Spanish subsidiaries which are held by international banks. The average weighted interest rate in 2016 was 2.1% and maturity dates range from 1 to 2 years. Short term bank loans also relate to the Company’s majority-owned Spanish subsidiaries.

Comprehensive earnings:

Comprehensive earnings include net earnings, foreign currency translation adjustments and unrealized gains/losses on commodity and/or foreign currency hedging contracts, available for sale securities and certain postretirement benefit obligations.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350).  ASU 2017-04 simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test.  The amendment requires an entity to perform its annual, or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount.  An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.  The amendment should be applied on a prospective basis.  ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The Company is currently evaluating this new guidance to determine the impact it will have on its consolidated financial statements.

Recently adopted pronouncement:

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances, such as the existence of substantial doubt. We are required to evaluate going concern uncertainties at each annual and interim reporting period, considering the entity’s ability to continue as a going concern within one year after the issuance date. This guidance was effective on December 31, 2016. The adoption of this ASU had no  impact on the Company’s Consolidated Financial Statements.

NOTE 2—ACCRUED LIABILITIES:

Accrued liabilities are comprised of the following:

	December 31,
	2016	2015
Compensation	$9,840	$9,383
Other employee benefits	7,012	7,440
Taxes, other than income	3,004	2,716
Advertising and promotions	21,421	22,453
Other	5,023	8,125
	$46,300	$50,117

NOTE 3—INDUSTRIAL DEVELOPMENT BONDS:

Industrial development bonds are due in 2027. The average floating interest rate, which is reset weekly, was 0.5% and 0.1% in 2016 and 2015, respectively. See Note 10 of the Company’s Notes to Consolidated Financial Statements for fair value disclosures.

NOTE 4—INCOME TAXES:

The domestic and foreign components of pretax income are as follows:

	2016	2015	2014
Domestic	$87,016	$82,276	$81,255
Foreign	10,896	10,302	10,039
	$97,912	$92,578	$91,294

The provision for income taxes is comprised of the following:

	2016	2015	2014
Current:
Federal	$28,484	$26,259	$25,173
Foreign	86	(596)	549
State	1,954	785	1,538
	30,524	26,448	27,260
Deferred:
Federal	(2,547)	(1,189)	(172)
Foreign	3,323	2,106	2,032
State	(707)	(914)	(686)
	69	3	1,174
	$30,593	$26,451	$28,434

Significant components of the Company’s net deferred tax liability at year end were as follows:

	December 31,
	2016	2015
Deferred tax assets:
Accrued customer promotions	$3,194	$3,907
Deferred compensation	26,509	23,842
Postretirement benefits	4,732	4,543
Other accrued expenses	6,543	8,324
Foreign subsidiary tax loss carry forward	8,452	9,956
Tax credit carry forward	2,514	2,319
	51,944	52,891
Valuation allowance	(2,317)	(2,077)
Total deferred tax assets	$49,627	$50,814
Deferred tax liabilities:
Depreciation	$28,049	$29,062
Deductible goodwill and trademarks	45,733	44,255
Accrued export company commissions	6,044	5,897
Employee benefit plans	928	2,403
Inventory reserves	3,529	3,793
Prepaid insurance	1,015	1,065
Deferred foreign exchange gain	436	—
Unrealized capital gain	733	362
Deferred gain on sale of real estate	8,093	8,154
Total deferred tax liabilities	$94,560	$94,991
Net deferred tax liability	$44,933	$44,177

At December 31, 2016, the Company has benefits related to state tax credit carry-forwards expiring by year as follows: $313 in 2018, $1,080 in 2019 and $853 in 2020. The Company expects that these state credit carry-forwards will be utilized before their expiration. At December 31,2016 the Company also had $268 in foreign tax credit carry-forwards which are not material to its financial statements.

At December 31, 2016, the tax benefits of the Company’s Canadian subsidiary tax loss carry-forwards expiring by year are as follows: $2,181 in 2028, $3,546 in 2029 and $619 in 2031. The Company expects that these carry-forwards will be realized before their expiration.

At December 31, 2016, the amounts of the Company’s Spanish subsidiary loss carry-forwards expiring by year are as follows: $264 in 2026, $56 in 2027, $168 in 2028, $96 in 2029, $290 in 2030, $387 in 2031, $291 in 2032, $117 in 2033 and $437 in 2034. A full valuation allowance has been provided for these Spanish loss carry-forwards as the Company expects that the losses will not be utilized before their expiration.

The effective income tax rate differs from the statutory rate as follows:

	2016	2015	2014
U.S. statutory rate	35.0%	35.0%	35.0%
State income taxes, net	1.0	1.1	1.0
Exempt municipal bond interest	(0.1)	(0.1)	(0.5)
Foreign tax rates	(0.4)	(1.3)	(1.5)
Qualified domestic production activities deduction	(2.7)	(2.6)	(2.8)
Tax credits receivable	(0.5)	(1.2)	(0.6)
Adjustment of deferred tax balances	(0.5)	0.2	1.9
Reserve for uncertain tax benefits	—	(2.1)	—
Other, net	(0.6)	(0.4)	(1.4)
Effective income tax rate	31.2%	28.6%	31.1%

The Company has not provided for U.S. federal or foreign withholding taxes on $22,081 and $20,174 of foreign subsidiary undistributed earnings as of December 31, 2016 and December 31, 2015, respectively, because such earnings are considered to be permanently reinvested. The Company estimates that the federal income tax liability on such remittances would approximate 30%. This foreign subsidiary holds $12,354 and $15,265 of cash and short term investments as of December 31, 2016 and 2015, respectively.

At December 31, 2016 and 2015, the Company had unrecognized tax benefits of $4,746 and $4,680, respectively. Included in this balance is $2,761 and $2,737, respectively, of unrecognized tax benefits that, if recognized, would favorably affect the annual effective income tax rate. As of December 31, 2016 and 2015, $439 and $421, respectively, of interest and penalties were included in the liability for uncertain tax positions.

A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows:

	2016	2015	2014
Unrecognized tax benefits at January 1	$4,680	$6,993	$6,010
Increases in tax positions for the current year	803	812	1,827
Increases in tax positions for new uncertain tax position	—	—	609
Reductions in tax positions for lapse of statute of limitations	(718)	(865)	(1,050)
Reductions in tax positions relating to settlements with taxing authorities	(27)	(772)	(403)
Increases (decreases) in prior period unrecognized tax benefits	8	(1,488)	—
Unrecognized tax benefits at December 31	$4,746	$4,680	$6,993

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes on the Consolidated Statements of Earnings and Retained Earnings.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company remains subject to examination by U.S. federal and state and foreign tax authorities for the years 2013 through 2015. With few exceptions, the Company is no longer subject to examinations by tax authorities for the years 2012 and prior.

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

NOTE 5—SHARE CAPITAL AND CAPITAL IN EXCESS OF PAR VALUE:

							Capital in
			Class B				Excess
	Common Stock		Common Stock		Treasury Stock		of Par
	Shares	Amount	Shares	Amount	Shares	Amount	Value
	(000’s)		(000’s)		(000’s)
Balance at January 1, 2014	37,011	$25,702	22,256	$15,455	76	$(1,992)	$572,669
Issuance of 3% stock dividend	1,099	763	667	464	2	—	50,939
Conversion of Class B common shares to common shares	36	25	(36)	(25)	—	—	—
Purchase and retirement of common shares	(861)	(598)	—	—	—	—	(24,422)
Balance at December 31, 2014	37,285	25,892	22,887	15,894	78	(1,992)	599,186
Issuance of 3% stock dividend	1,112	773	687	476	2	—	55,982
Conversion of Class B common shares to common shares	32	22	(32)	(22)	—	—	—
Purchase and retirement of common shares	(1,047)	(727)	—	—	—	—	(32,286)
Balance at December 31, 2015	37,382	25,960	23,542	16,348	80	(1,992)	622,882
Issuance of 3% stock dividend	1,111	772	705	490	3	—	52,410
Conversion of Class B common shares to common shares	26	18	(26)	(18)	—	—	—
Purchase and retirement of common shares	(818)	(569)	—	—	—	—	(28,524)
Balance at December 31, 2016	37,701	$26,181	24,221	$16,820	83	$(1,992)	$646,768

Average shares outstanding and all per share amounts included in the financial statements and notes thereto have been adjusted retroactively to reflect annual three percent stock dividends.

While the Company does not have a formal or publicly announced Company common stock purchase program, the Company’s board of directors periodically authorizes a dollar amount for such share purchases.

Based upon this policy, shares were purchased and retired as follows:

	Total Number of Shares
Year	Purchased (000’s)	Average Price Paid Per Share
2016	818	$35.51
2015	1,047	$31.47
2014	861	$29.02

NOTE 6—OTHER INCOME, NET:

Other income, net is comprised of the following:

	2016	2015	2014
Interest and dividend income	$2,130	$1,421	$1,582
Gains on trading securities relating to deferred compensation plans	4,275	1,450	4,901
Interest expense	(105)	(76)	(99)
Pretax gain on step acquisition	—	—	1,821
Foreign exchange gains (losses)	(955)	(1,427)	(861)
Capital gains (losses)	7	2	(219)
Miscellaneous, net	146	126	246
	$5,498	$1,496	$7,371

NOTE 7—EMPLOYEE BENEFIT PLANS:

Pension plans:

The Company sponsors defined contribution pension plans covering certain non-union employees with over one year of credited service. The Company’s policy is to fund pension costs accrued based on compensation levels. Total pension expense for 2016, 2015 and 2014 approximated $3,126,  $3,100 and $3,134, respectively. The Company also maintains certain profit sharing and retirement savings-investment plans. Company contributions in 2016, 2015 and 2014 to these plans were $2,493,  $2,533 and $2,374 respectively.

The Company also contributes to a multi-employer defined benefit pension plan for certain of its union employees under a collective bargaining agreement which is as follows:

Plan name: Bakery and Confectionery Union and Industry International Pension Fund

Employer Identification Number and plan number: 52-6118572, plan number 001

Funded Status as of the most recent year available: 62.77% funded as of January 1, 2015

The Company’s contributions to such plan: $2,515,  $2,574 and $2,588 in 2016, 2015 and 2014, respectively

Plan status: Critical and declining as of December 31, 2015

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

The Company has been advised that its withdrawal liability would have been $72,700,  $61,000 and $56,400 if it had withdrawn from the Plan during 2016, 2015 and 2014, respectively. The increase from 2015 to 2016 principally reflects poor investment returns of the plan in 2015, a decrease in the PBGC interest rates, and a higher share of the Plan’s unfunded vested benefits allocated to the Company. Should the Company actually withdraw from the Plan at a future date, a withdrawal liability, which could be higher than the above discussed amounts, could be payable to the Plan.

The Company’s existing labor contract with the local union commits the Company’s participation in this Plan through third quarter 2017. The amended rehabilitation plan, which continues, requires that employer contributions include 5% compounded annual surcharge increases each year for an unspecified period of time beginning January 2013 (in addition to the 5% interim surcharge initiated in June 2012) as well as certain plan benefit reductions. The Company’s pension expense for this Plan for 2016 and 2015 was $2,541 and $2,574, respectively. The aforementioned expense includes surcharges of $542 and $447 in 2016 and 2015, respectively, as required under the plan of rehabilitation as amended.

The Company is currently unable to determine the ultimate outcome of the above discussed matter and therefore is unable to determine the effects on its consolidated financial statements, but the ultimate outcome or the effects of any modifications to the current rehabilitation plan could be material to its consolidated results of operations or cash flows in one or more future periods.

Deferred compensation:

The Company sponsors three deferred compensation plans for selected executives and other employees: (i) the Excess Benefit Plan, which restores retirement benefits lost due to IRS limitations on contributions to tax-qualified plans, (ii) the

Supplemental Plan, which allows eligible employees to defer the receipt of eligible compensation until designated future dates and (iii) the Career Achievement Plan, which provides a deferred annual incentive award to selected executives. Participants in these plans earn a return on amounts due them based on several investment options, which mirror returns on underlying investments (primarily mutual funds). The Company economically hedges its obligations under the plans by investing in the actual underlying investments. These investments are classified as trading securities and are carried at fair value. At December 31, 2016 and 2015, these investments totaled $67,995 and $60,584, respectively. All gains and losses and related investment income from these investments, which are recorded in other income, net, are equally offset by corresponding increases and decreases in the Company’s deferred compensation liabilities.

Postretirement health care benefit plans:

The Company maintains a post-retirement health benefits plan for a group of “grandfathered” corporate employees. The plan as amended in 2013, generally limited future annual cost increases in health benefits to 3%, restricted this benefit to current employees and retirees with long-term service with the Company, and eliminated all post-retirement benefits for future employees effective April 1, 2014. Post-retirement benefits liabilities (as amended) were $12,128 and $11,400 at December 31, 2016 and 2015, respectively.

Amounts recognized in accumulated other comprehensive loss (pre-tax) at December 31, 2016 are as follows:

Prior service credit	$(6,746)
Net actuarial gain	(1,846)
Net amount recognized in accumulated other comprehensive loss	$(8,592)

The estimated actuarial gain and prior service credit to be amortized from accumulated other comprehensive loss into net periodic benefit income during 2017 are $236 and $1,226, respectively.

The changes in the accumulated postretirement benefit obligation at December 31, 2016 and 2015 consist of the following:

	December 31,
	2016	2015
Benefit obligation, beginning of year	$11,400	$12,311
Service cost	331	441
Interest cost	462	465
Actuarial (gain)/loss	235	(1,580)
Benefits paid	(300)	(237)
Benefit obligation, end of year	$12,128	$11,400

Net periodic postretirement benefit cost (income) included the following components:

	2016	2015	2014
Service cost—benefits attributed to service during the period	$331	$441	$342
Interest cost on the accumulated postretirement benefit obligation	462	465	423
Net amortization	(1,642)	(1,451)	(1,804)
Net periodic postretirement benefit cost (income)	$(849)	$(545)	$(1,039)

The Company estimates future benefit payments will be $513,  $470,  $516,  $549 and $590 in 2017 through 2021, respectively, and a total of $3,422 in 2022 through 2026.

NOTE 8—COMMITMENTS:

Rental expense aggregated $703,  $728 and $749 in 2016, 2015 and 2014, respectively.

Future operating lease commitments are not significant.

NOTE 9—SEGMENT AND GEOGRAPHIC INFORMATION:

The Company operates as a single reportable segment encompassing the manufacture and sale of confectionery products. Its principal manufacturing operations are located in the United States and Canada, and its principal market is the United States. The Company also manufactures confectionery products in Mexico primarily for sale in Mexico, and exports products to Canada and other countries worldwide.

The following geographic data includes net product sales summarized on the basis of the customer location and long-lived assets based on their physical location:

	2016	2015	2014
Net product sales:
United States	$475,055	$492,450	$488,795
Canada, Mexico and Other	42,318	44,242	51,100
	$517,373	$536,692	$539,895
Long-lived assets:
United States	$147,296	$149,144	$153,444
Canada	29,806	31,408	32,114
Mexico and Other	3,803	4,034	4,523
	$180,905	$184,586	$190,081

Sales revenues from Wal-Mart Stores, Inc. aggregated approximately 23.3%,  23.7%, and 23.7% of net product sales during the years ended December 31, 2016, 2015 and 2014, respectively. Some of the aforementioned sales to Wal-Mart are sold to McLane Company, a large national grocery wholesaler, which services and delivers certain of the Company products to Wal-Mart and other retailers in the U.S.A. Net product sales revenues from McLane, which includes these Wal-Mart sales as well as sales and deliveries to other Company customers, were 16.3% in 2016 and 16.7% in 2015 and 15.3% in 2014.

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

As of December 31, 2016 and 2015, the Company held certain financial assets that are required to be measured at fair value on a recurring basis. These include derivative hedging instruments related to the foreign currency forward contracts and purchase of certain raw materials, investments in trading securities and available for sale securities. The Company’s available for sale and trading securities principally consist of municipal bonds and variable rate demand notes.

The following tables present information about the Company’s financial assets and liabilities measured at fair value as of December 31, 2016 and 2015, and indicate the fair value hierarchy and the valuation techniques utilized by the Company to determine such fair value:

	Estimated Fair Value December 31, 2016
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and equivalents	$119,145	$119,145	$—	$—
Available for sale securities	164,183	2,419	161,764	—
Foreign currency forward contracts	(119)	—	(119)	—
Commodity futures contracts, net	1,746	1,746	—	—
Trading securities	67,995	67,995	—	—
Total assets measured at fair value	$352,950	$191,305	$161,645	$—

	Estimated Fair Value December 31, 2015
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and equivalents	$126,145	$126,145	$—	$—
Available for sale securities	134,501	2,430	132,071	—
Foreign currency forward contracts	(2,626)	—	(2,626)	—
Commodity futures contracts, net	271	271	—	—
Trading securities	60,584	60,584	—	—
Total assets measured at fair value	$318,875	$189,430	$129,445	$—

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

A summary of the aggregate fair value, gross unrealized gains, gross unrealized losses, realized losses and amortized cost basis of the Company’s investment portfolio by major security type is as follows:

	December 31, 2016
	Amortized	Fair	Unrealized		Realized
Available for Sale:	Cost	Value	Gains	Losses	Losses
Municipal bonds	$16,046	$15,206	$—	$(840)	$—
Variable rate demand notes	19,700	19,700	—	—	—
Corporate bonds	122,568	122,298	—	(270)	—
Government securities	2,411	2,426	—	15	—
Certificates of deposit	4,553	4,553	—	—	—
Mutual funds	—	—	—	—	—
	$165,278	$164,183	$—	$(1,095)	$—

	December 31, 2015
	Amortized	Fair	Unrealized		Realized
Available for Sale:	Cost	Value	Gains	Losses	Losses
Municipal bonds	$34,021	$33,977	$—	$(44)	$—
Corporate bonds	95,286	94,403	—	(883)	—
Government securities	2,430	2,430	—	—	—
Certificates of deposit	3,692	3,676	—	(16)	—
Mutual funds	20	15	—	(5)	—
	$135,449	$134,501	$—	$(948)	$—

 The fair value of the Company’s industrial revenue development bonds at December 31, 2016 and 2015 were valued using Level 2 inputs which approximates the carrying value of $7,500 for both periods. Interest rates on these bonds reset weekly based on current market conditions.

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

Changes in the fair value of the Company’s cash flow hedges are recorded in accumulated other comprehensive loss, net of tax, and are reclassified to earnings in the periods in which earnings are affected by the hedged item. Substantially all amounts reported in accumulated other comprehensive loss for commodity derivatives are expected to be reclassified to cost of goods sold. Approximately 70% of this accumulated comprehensive net gain is expected to be reclassified to net earnings in 2017 and the balance in 2018. Substantially all amounts reported in accumulated other comprehensive loss for foreign currency derivatives are expected to be reclassified to other income, net in 2017.

The following table summarizes the Company’s outstanding derivative contracts and their effects on its Consolidated Statements of Financial Position at December 31, 2016 and 2015:

	December 31, 2016
	Notional
	Amounts	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign currency forward contracts	$2,357	$—	$(119)
Commodity futures contracts	10,811	1,932	(186)
Total derivatives		$1,932	$(305)

	December 31, 2015
	Notional
	Amounts	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign currency forward contracts	$15,668	$—	$(2,626)
Commodity futures contracts	13,202	484	(213)
Total derivatives		$484	$(2,839)

The effects of derivative instruments on the Company’s Consolidated Statement of Earnings, Comprehensive Earnings and Retained Earnings for years ended December 31, 2016 and 2015 are as follows:

	For Year Ended December 31, 2016
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings
Foreign currency forward contracts	$511	$(1,997)	$—
Commodity futures contracts	2,321	847	—
Total	$2,832	$(1,150)	$—

	For Year Ended December 31, 2015
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings
Foreign currency forward contracts	$(3,199)	$(2,510)	$—
Commodity futures contracts	(615)	(1,623)	—
Total	$(3,814)	$(4,133)	$—

NOTE 12—ACCUMULATED OTHER COMPREHENSIVE LOSS:

The following table sets forth information with respect to accumulated other comprehensive earnings (loss):

						Accumulated
	Foreign		Foreign		Postretirement	Other
	Currency		Currency	Commodity	and Pension	Comprehensive
	Translation	Investments	Derivatives	Derivatives	Benefits	Earnings (Loss)
Balance at December 31, 2014	$(17,499)	$(332)	$(1,236)	$(470)	$6,439	$(13,098)
Other comprehensive earnings (loss) before reclassifications	(4,145)	(273)	(2,041)	(392)	874	(5,977)
Reclassifications from accumulated other comprehensive loss	—	—	1,602	1,035	(926)	1,711
Other comprehensive earnings (loss) net of tax	(4,145)	(273)	(439)	643	(52)	(4,266)
Balance at December 31, 2015	$(21,644)	$(605)	$(1,675)	$173	$6,387	$(17,364)
Other comprehensive earnings (loss) before reclassifications	(3,816)	(95)	325	1,481	(466)	(2,571)
Reclassifications from accumulated other comprehensive loss	—	3	1,274	(540)	(1,048)	(311)
Other comprehensive earnings (loss) net of tax	(3,816)	(92)	1,599	941	(1,514)	(2,882)
Balance at December 31, 2016	$(25,460)	$(697)	$(76)	$1,114	$4,873	$(20,246)

The amounts reclassified from accumulated other comprehensive income (loss) consisted of the following:

Details about Accumulated Other	Year to Date Ended
Comprehensive Income Components	December 31, 2016	December 31, 2015	Location of (Gain) Loss Recognized in Earnings
Investments	$5	$-	Other income, net
Foreign currency derivatives	1,997	2,510	Other income, net
Commodity derivatives	(847)	1,623	Product cost of goods sold
Postretirement and pension benefits	(838)	(740)	Selling, marketing and administrative expenses
Postretirement and pension benefits	(804)	(711)	Product cost of goods sold
Total before tax	(487)	2,682
Tax expense (benefit)	176	(971)
Net of tax	$(311)	$1,711

NOTE 13—GOODWILL AND INTANGIBLE ASSETS:

All of the Company’s intangible indefinite-lived assets are trademarks.

The changes in the carrying amount of trademarks for 2016 and 2015 were as follows:

	2016	2015
Original cost	$193,767	$193,767
Accumulated impairment losses as of January 1	(18,743)	(18,743)
Balance at January 1	$175,024	$175,024
Current year impairment losses	—	—
Balance at December 31	$175,024	$175,024
Accumulated impairment losses as of December 31	$(18,743)	$(18,743)

The fair value of indefinite-lived intangible assets was primarily assessed using the present value of estimated future cash flows and relief-from-royalty method.

The Company has no accumulated impairment losses of goodwill.

NOTE 14—QUARTERLY FINANCIAL DATA (UNAUDITED):

	(Thousands of dollars except per share data)
	First	Second	Third	Fourth	Year
2016
Net product sales	$103,362	$104,259	$185,473	$124,279	$517,373
Product gross margin	37,538	39,250	70,725	49,570	197,083
Net earnings attributable to Tootsie Roll Industries, Inc.	9,896	11,136	28,637	17,841	67,510
Net earnings attributable to Tootsie Roll Industries, Inc. per share	0.16	0.18	0.46	0.29	1.08

2015
Net product sales	$105,477	$107,528	$183,806	$139,881	$536,692
Product gross margin	38,332	38,795	66,760	52,715	196,602
Net earnings attributable to Tootsie Roll Industries, Inc.	9,154	11,059	26,171	19,705	66,089
Net earnings attributable to Tootsie Roll Industries, Inc. per share	0.14	0.17	0.41	0.31	1.04

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

(c)

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.            Other Information.

None

PART III

ITEM 10.             Directors, Executive Officers and Corporate Governance.

See the information with respect to the Directors of the Company which is set forth in the section entitled “Election of Directors” of the 2017 Proxy Statement, which section of the 2017 Proxy Statement is incorporated herein by reference. See the information in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s 2017 Proxy Statement, which section is incorporated herein by reference.

The following table sets forth the information with respect to the executive officers of the Company:

Name	Position (1)	Age

Ellen R. Gordon*	Chairman of the Board and Chief Executive Officer	85

G. Howard Ember Jr.	Vice President/Finance	64

John W. Newlin Jr.	Vice President/Manufacturing	79

Thomas E. Corr	Vice President/Marketing and Sales	68

John P. Majors	Vice President/Distribution	55

Barry P. Bowen	Treasurer	61

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

ITEM 11.             Executive Compensation.

See the information set forth in the sections entitled “Executive Compensation” and “Director Compensation” of the Company’s 2017 Proxy Statement, which are incorporated herein by reference.

ITEM 12.             Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

For information with respect to the beneficial ownership of the Company’s common stock and Class B common stock by the beneficial owners of more than 5% of said shares and by the management of the Company, see the sections entitled “Ownership of Common Stock and Class B Common Stock by Certain Beneficial Owners” and “Ownership of Common Stock and Class B Common Stock by Management” of the 2017 Proxy Statement. These sections of the 2017 Proxy Statement are incorporated herein by reference. The Company does not have any compensation plans under which equity securities of the Company are authorized for issuance.

ITEM 13.             Certain Relationships and Related Transactions, and Director Independence.

See the section entitled “Related Person Transactions” of the 2017 Proxy Statement, which is incorporated herein by reference.

The Company’s board of directors has determined that its non-management directors, Mr. Seibert and Ms. Wardynski and Ms. Lewis-Brent, are independent under the New York Stock Exchange listing standards because they have no direct or indirect relationship with the Company other than through their service on the Board of Directors.

ITEM 14.             Principal Accounting Fees and Services.

See the section entitled “Independent Auditor Fees and Services” of the 2017 Proxy Statement, which is incorporated herein by reference.

ITEM 15.             Exhibits, Financial Statement Schedules.

(a) Financial Statements.

(1) The following financial statements are included in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Earnings and Retained Earnings for each of the three years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Comprehensive Earnings for each of the three years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Financial Position at December 31, 2016 and 2015

Consolidated Statements of Cash Flows for each of the three years ended in the period December 31, 2016, 2015 and 2014

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

The financial statement schedule included in this Form 10-K is Schedule II - Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2016,  2015 and 2014 (see Schedule II immediately following the signature page of this Form 10-K).

(3) Exhibits required by Item 601 of Regulation S-K:

See Index to Exhibits which appears following Financial Schedule II.

ITEM 16. Form 10-K Summary.

   None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Tootsie Roll Industries, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOOTSIE ROLL INDUSTRIES, INC.

By:	Ellen R. Gordon
Ellen R. Gordon, Chairman of the Board of Directors and Chief Executive Officer

Date:	February 27, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Ellen R. Gordon	Chairman of the Board of Directors and Chief Executive Officer	February 27, 2017
Ellen R. Gordon	(principal executive officer)

Paula M. Wardynski	Director	February 27, 2017
Paula M. Wardynski

Lana Jane Lewis-Brent	Director	February 27, 2017
Lana Jane Lewis-Brent

Barre A. Seibert	Director	February 27, 2017
Barre A. Seibert

G. Howard Ember, Jr.	Vice President, Finance	February 27, 2017
G. Howard Ember, Jr.	(principal financial officer and principal accounting officer)

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS (in thousands)

DECEMBER 31, 2016, 2015 AND 2014

		Additions
		(reductions)
	Balance at	charged		Balance at
	beginning	(credited) to		End of
Description	of year	expense	Deductions(1)	Year

2016:
Reserve for bad debts	$1,410	$(166)	$19	$1,225
Reserve for cash discounts	815	9,247	9,403	659
Deferred tax asset valuation	2,077	240	—	2,317
	$4,302	$9,321	$9,422	$4,201

2015:
Reserve for bad debts	$1,300	$267	$157	$1,410
Reserve for cash discounts	668	9,678	9,531	815
Deferred tax asset valuation	2,478	(401)	—	2,077
	$4,446	$9,544	$9,688	$4,302

2014:
Reserve for bad debts	$1,398	$29	$127	$1,300
Reserve for cash discounts	644	9,667	9,643	668
Deferred tax asset valuation	957	1,521	—	2,478
	$2,999	$11,217	$9,770	$4,446

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

10.12*

Amendment 2015-1, to the Tootsie Roll Industries, Inc. Post 2004 Excess Benefit Plan.  Incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

10.13*

Amendment 2015-1, to the Tootsie Roll Industries, Inc. Career Achievement Plan. Incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

21	List of Subsidiaries of the Company.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements and notes from Tootsie Roll Industries, Inc.’s Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on February 27, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings and Retained Earnings; (ii) Consolidated Statements of Comprehensive Earnings; (iii) Consolidated Statements of Financial Position;  (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

*Management compensation plan or arrangement.