Form 10-Q
period 2017-03-31
TOOTSIE ROLL INDUSTRIES INC
filed 2017-05-05
CIK 98677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

` Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (March 31, 2017).

Class	Outstanding

Common Stock, $.69 4/9 par value	38,580,005
Class B Common Stock, $.69 4/9 par value	24,932,370

TOOTSIE ROLL INDUSTRIES, INC.

March 31, 2017

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See “Forward-Looking Statements” under Part I — Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands) (Unaudited)

	March 31, 2017	December 31, 2016	March 31, 2016

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$78,555	$119,145	$95,057
Restricted cash	389	382	414
Investments	67,002	67,513	38,750
Trade accounts receivable, less allowances of $1,937, $1,884 & $2,224	38,665	42,964	40,448
Other receivables	3,596	3,299	2,693
Inventories:
Finished goods & work-in-process	40,585	34,631	39,315
Raw material & supplies	27,196	22,900	29,721
Prepaid expenses	4,022	7,146	5,724
Deferred income taxes	-	1,320	3,152
Total current assets	260,010	299,300	255,274

PROPERTY, PLANT & EQUIPMENT, at cost:
Land	22,138	22,081	22,223
Buildings	116,492	116,398	114,581
Machinery & equipment	370,430	369,802	355,611
Construction in progress	7,776	3,546	13,492
	516,836	511,827	505,907
Less-accumulated depreciation	336,074	330,922	317,869
Net property, plant and equipment	180,762	180,905	188,038

OTHER ASSETS:
Goodwill	73,237	73,237	73,237
Trademarks	175,024	175,024	175,024
Investments	195,312	164,665	176,483
Split dollar officer life insurance	26,042	26,042	26,042
Prepaid expenses and other assets	344	602	2,041
Deferred income taxes	-	326	310
Total other assets	469,959	439,896	453,137
Total assets	$910,731	$920,101	$896,449

(The accompanying notes are an integral part of these statements.)

(in thousands except per share data) (Unaudited)

	March 31, 2017	December 31, 2016	March 31, 2016

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$12,093	$10,320	$12,933
Bank loans	133	336	489
Dividends payable	162	5,573	144
Accrued liabilities	42,337	46,300	43,273
Postretirement health care	513	513	328
Income taxes payable	2,023	-	1,935
Deferred income taxes	-	519	668
Total current liabilities	57,261	63,561	59,770

NONCURRENT LIABILITIES:
Deferred income taxes	44,330	46,060	48,240
Bank loans	197	230	364
Postretirement health care	11,726	11,615	11,052
Industrial development bonds	7,500	7,500	7,500
Liability for uncertain tax positions	5,263	5,185	4,983
Deferred compensation and other liabilities	77,655	74,412	67,051
Total noncurrent liabilities	146,671	145,002	139,190

TOOTSIE ROLL INDUSTRIES, INC. SHAREHOLDERS’ EQUITY:
Common stock, $.69-4/9 par value- 120,000 shares authorized; 38,580, 37,701 & 38,283, respectively, issued	26,792	26,181	26,585
Class B common stock, $.69-4/9 par value- 40,000 shares authorized; 24,932, 24,221 & 24,245, respectively, issued	17,314	16,820	16,836
Capital in excess of par value	680,440	646,768	668,864
Retained earnings	3,405	43,833	2,972
Accumulated other comprehensive loss	(19,294)	(20,246)	(16,101)
Treasury stock (at cost)- 85, 83 & 83 shares, respectively	(1,992)	(1,992)	(1,992)
Total Tootsie Roll Industries, Inc. shareholders’ equity	706,665	711,364	697,164
Noncontrolling interests	134	174	325
Total equity	706,799	711,538	697,489
Total liabilities and shareholders’ equity	$910,731	$920,101	$896,449

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

EARNINGS AND RETAINED EARNINGS

(in thousands except per share amounts) (Unaudited)

	Quarter Ended
	March 31, 2017	March 31, 2016

Net product sales	$103,425	$103,362
Rental and royalty revenue	1,030	1,033
Total revenue	104,455	104,395

Product cost of goods sold	65,416	65,824
Rental and royalty cost	266	302
Total costs	65,682	66,126

Product gross margin	38,009	37,538
Rental and royalty gross margin	764	731
Total gross margin	38,773	38,269
Selling, marketing and administrative expenses	26,598	24,053
Earnings from operations	12,175	14,216
Other income (loss), net	1,979	(35)
Earnings before income taxes	14,154	14,181
Provision for income taxes	4,143	4,325
Net earnings	10,011	9,856
Less: Net earnings (loss) attributable to noncontrolling interests	(40)	(40)
Net earnings attributable to Tootsie Roll Industries, Inc.	$10,051	$9,896

Net earnings attributable to Tootsie Roll Industries, Inc. per share	$0.16	$0.15
Dividends per share *	$0.09	$0.09

Average number of shares outstanding	63,605	64,347

Retained earnings at beginning of period	$43,833	$52,349
Net earnings attributable to Tootsie Roll Industries, Inc.	10,051	9,896
Cash dividends	(5,555)	(5,457)
Stock dividends	(44,924)	(53,816)
Retained earnings at end of period	$3,405	$2,972

*Does not include 3% stock dividend to shareholders of record on 3/7/17 and 3/8/16.

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS

(in thousands except per share amounts) (Unaudited)

	Quarter Ended
	March 31, 2017	March 31, 2016

Net earnings	$10,011	$9,856

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	2,100	205

Pension and postretirement reclassification adjustments:
Unrealized gains (losses) for the period on postretirement and pension benefits	266	-
Less: reclassification adjustment for (gains) losses to net earnings	(365)	(411)
Unrealized gains (losses) on postretirement and pension benefits	(99)	(411)

Investments:
Unrealized gains (losses) for the period on investments	230	490
Less: reclassification adjustment for (gains) losses to net earnings	-	4
Unrealized gains (losses) on investments	230	494

Derivatives:
Unrealized gains (losses) for the period on derivatives	(550)	961
Less: reclassification adjustment for (gains) losses to net earnings	(1,122)	613
Unrealized gains (losses) on derivatives	(1,672)	1,574

Total other comprehensive income (loss), before tax	559	1,862
Income tax benefit (expense) related to items of other comprehensive income	393	(599)
Total comprehensive earnings	10,963	11,119
Comprehensive earnings (loss) attributable to noncontrolling interests	(40)	(40)
Total comprehensive earnings attributable to Tootsie Roll Industries, Inc.	$11,003	$11,159

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Year to Date Ended
	March 31, 2017	March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$10,011	$9,856
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	4,714	5,152
Deferred income taxes	(230)	671
Amortization of marketable security premiums	593	748
Changes in operating assets and liabilities:
Accounts receivable	4,783	10,627
Other receivables	(1,297)	109
Inventories	(9,926)	(6,706)
Prepaid expenses and other assets	1,758	1,353
Accounts payable and accrued liabilities	(2,384)	(4,406)
Income taxes payable	3,546	(2,619)
Postretirement health care benefits	12	(312)
Deferred compensation and other liabilities	282	507
Net cash from operating activities	11,862	14,980
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	4	1
Capital expenditures	(4,845)	(8,376)
Purchases of trading securities	(2,584)	(2,485)
Sales of trading securities	435	613
Purchase of available for sale securities	(27,227)	(23,348)
Sale and maturity of available for sale securities	1,759	4,871
Net cash used in investing activities	(32,458)	(28,724)
CASH FLOWS FROM FINANCING ACTIVITIES:
Shares purchased and retired	(9,985)	(6,576)
Dividends paid in cash	(11,128)	(10,943)
Proceeds from bank loans	324	809
Repayment of bank loans	(570)	(612)
Net cash used in financing activities	(21,359)	(17,322)
Effect of exchange rate changes on cash	1,365	(22)
Decrease in cash and cash equivalents	(40,590)	(31,088)
Cash and cash equivalents at beginning of year	119,145	126,145
Cash and cash equivalents at end of quarter	$78,555	$95,057
Supplemental cash flow information:
Income taxes paid, net	$784	$6,352
Interest paid	$14	$1
Stock dividend issued	$69,739	$61,671

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(in thousands except per share amounts) (Unaudited)

Note 1 — Significant Accounting Policies

General Information

Foregoing data has been prepared from the unaudited financial records of Tootsie Roll Industries, Inc. (the Company) and in the opinion of management all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the interim period have been reflected. Certain amounts previously reported have been reclassified to conform to the current year presentation. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”).

Results of operations for the period ended March 31, 2017 are not necessarily indicative of results to be expected for the year to end December 31, 2017 because of the seasonal nature of the Company’s operations. Historically, the third quarter has been the Company’s largest sales quarter due to pre-Halloween sales.

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

In August 2016, the FASB issued ASU 2016-15, which includes amendments addressing eight specific cash flow issues with the objective of reducing the existing diversity in practice. The effective date of the amendments to the standard is for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating this new guidance to determine the impact it will have on its consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, which requires employers to report the service cost component in the same line item as other compensation costs arising from services rendered by employees during the reporting period. The other components of net benefit costs will be presented in the income statement separately from the service cost and outside of a subtotal of income from operations. In addition, only the service cost component may be eligible for capitalization where applicable. This guidance is effective for annual periods beginning after December 15, 2017. The Company is currently evaluating this new guidance to determine the impact it will have on its consolidated financial statements.

Recently Adopted Pronouncements:

In November 2015, the FASB issued ASU 2015-17 which simplifies the presentation of deferred income taxes by requiring that deferred tax assets and liabilities be classified as non-current in a classified statement of financial position. This guidance was adopted on January 1, 2017 on a prospective basis. Prior period balances have not been adjusted.

Note 2 — Average Shares Outstanding

The average number of shares outstanding for three months 2017 reflect stock purchases of 260 shares for $9,985 and a 3% stock dividend of 1,850 shares distributed on April 17, 2017. The average number of shares outstanding for three months 2016 reflect stock purchases of 214 shares for $6,576 and a 3% stock dividend of 1,816 shares distributed on April 8, 2016.

Note 3 — Income Taxes

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company remains subject to examination by U.S. federal and state and foreign tax authorities for the years 2013 through 2015. With few exceptions, the Company is no longer subject to examination by tax authorities for the year 2012 and prior. The consolidated effective tax rates were 29.3% and 30.5% in first quarter 2017 and 2016, respectively. The lower effective tax rate in first quarter 2017 compared to first quarter 2016 principally reflects a lower effective state income tax rate, including a state income tax carry forward.

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

As of March 31, 2017, December 31, 2016 and March 31, 2016, the Company held certain financial assets that are required to be measured at fair value on a recurring basis. These included derivative hedging instruments related to the purchase of certain raw materials and foreign currencies, investments in trading securities and available for sale securities. The Company’s available for sale securities principally consist of corporate and municipal bonds that are publicly traded and variable rate demand notes with interest rates that generally reset weekly and the security can be “put” back and sold weekly. Trading securities principally consist of equity mutual funds that are publicly traded.

The following table presents information about the Company’s financial assets and liabilities measured at fair value as of March 31, 2017, December 31, 2016 and March 31, 2016 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Estimated Fair Value March 31, 2017
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$78,555	$78,555	$-	$-
Available for sale securities	189,289	2,412	186,877	-
Foreign currency forward contracts	(71)	-	(71)	-
Commodity futures contracts	26	26	-	-
Trading securities	73,025	73,025	-	-
Total assets measured at fair value	$340,824	$154,018	$186,806	$-

	Estimated Fair Value December 31, 2016
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$119,145	$119,145	$-	$-
Available for sale securities	164,183	2,419	161,764	-
Foreign currency forward contracts	(119)	-	(119)	-
Commodity futures contracts, net	1,746	1,746	-	-
Trading securities	67,995	67,995	-	-
Total assets measured at fair value	$352,950	$191,305	$161,645	$-

	Estimated Fair Value March 31, 2016
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$95,057	$95,057	$-	$-
Available for sale securities	152,724	2,441	150,283	-
Foreign currency forward contracts	(1,350)	-	(1,350)	-
Commodity futures contracts	569	569	-	-
Trading securities	62,509	62,509	-	-
Total assets measured at fair value	$309,509	$160,576	$148,933	$-

The fair value of the Company’s industrial revenue development bonds at March 31, 2017, December 31, 2016 and March 31, 2016 were valued using Level 2 inputs which approximates the carrying value of $7,500 for the respective periods. Interest rates on these bonds are reset weekly based on current market conditions.

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

The following table summarizes the Company’s outstanding derivative contracts and their effects on its Condensed Consolidated Statements of Financial Position at March 31, 2017, December 31, 2016 and March 31, 2016:

	March 31, 2017
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$1,768	$-	$(71)
Commodity futures contracts	9,880	673	(647)
Total derivatives		$673	$(718)

	December 31, 2016
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$2,357	$-	$(119)
Commodity futures contracts	10,811	1,932	(186)
Total derivatives		$1,932	$(305)

	March 31, 2016
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$12,339	$-	$(1,350)
Commodity futures contracts	12,029	648	(79)
Total derivatives		$648	$(1,429)

The effects of derivative instruments on the Company’s Condensed Consolidated Statements of Earnings and Retained Earnings and the Condensed Consolidated Statements of Comprehensive Earnings for periods ended March 31, 2017 and March 31, 2016 are as follows:

	For Quarter Ended March 31, 2017
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$23	$(25)	$-
Commodity futures contracts	(573)	1,147	-
Total	$(550)	$1,122	$-

	For Quarter Ended March 31, 2016
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$670	$(606)	$-
Commodity futures contracts	291	(7)	-
Total	$961	$(613)	$-

Note 6 — Pension Plans

During 2017 and 2016, the Company received updated notices that the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union Pension Plan (Plan), a multi-employer defined benefit pension plan for certain Company union employees, is in “critical and declining status”, as defined by the Pension Protection Act (PPA) and the Pension Benefit Guaranty Corporation (PBGC), and that the Plan is projected to become insolvent in 13 years. The Company has been advised that its withdrawal liability would have been $72,700 if it had withdrawn from the Plan during 2016. Should the Company actually withdraw from the Plan at a future date, a withdrawal liability, which could be higher than the above discussed amount, could be payable to the Plan.

The Company is currently unable to determine the ultimate outcome of the above discussed matter and therefore, is unable to determine the effects on its consolidated financial statements, but the ultimate outcome or the effects of any modifications to the current rehabilitation plan could be material to its consolidated results of operations or cash flows in one or more future periods. See also the Company’s Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations incorporated into the Company’s 2016 Form 10-K.

Note 7 — Accumulated Other Comprehensive Earnings (Loss)

Accumulated Other Comprehensive Earnings (Loss) consists of the following components:

						Accumulated
	Foreign		Foreign		Postretirement	Other
	Currency		Currency	Commodity	and Pension	Comprehensive
	Translation	Investments	Derivatives	Derivatives	Benefits	Earnings (Loss)
Balance at December 31, 2016	$(25,460)	$(697)	$(76)	$1,114	$4,873	$(20,246)
Other comprehensive earnings (loss) before reclassifications	2,100	148	15	(366)	4	1,901
Reclassifications from accumulated other comprehensive loss	-	-	16	(732)	(233)	(949)
Other comprehensive earnings (loss) net of tax	2,100	148	31	(1,098)	(229)	952
Balance at March 31, 2017	$(23,360)	$(549)	$(45)	$16	$4,644	$(19,294)

						Accumulated
	Foreign		Foreign		Postretirement	Other
	Currency		Currency	Commodity	and Pension	Comprehensive
	Translation	Investments	Derivatives	Derivatives	Benefits	Earnings (Loss)
Balance at December 31, 2015	$(21,644)	$(605)	$(1,675)	$173	$6,387	$(17,364)
Other comprehensive earnings (loss) before reclassifications	205	312	427	187	-	1,131
Reclassifications from accumulated other comprehensive loss	-	3	387	4	(262)	132
Other comprehensive earnings (loss) net of tax	205	315	814	191	(262)	1,263
Balance at March 31, 2016	$(21,439)	$(290)	$(861)	$364	$6,125	$(16,101)

The amounts reclassified from accumulated other comprehensive income (loss) consisted of the following:

Details about Accumulated Other	Quarter Ended		Location of (Gain) Loss
Comprehensive Income Components	March 31, 2017	March 31, 2016	Recognized in Earnings
Investments	$-	$4	Other income, net
Foreign currency derivatives	25	606	Other income, net
Commodity derivatives	(1,147)	7	Product cost of goods sold
Postretirement and pension benefits	(186)	(210)	Selling, marketing and administrative expenses
Postretirement and pension benefits	(179)	(201)	Product cost of goods sold
Total before tax	(1,487)	206
Tax (expense) benefit	538	(74)
Net of tax	$(949)	$132

Note 8 — Restricted Cash

Restricted cash comprises certain cash deposits of the Company’s majority-owned Spanish companies with international banks that are pledged as collateral for letters of credit and bank borrowings.

Note 9 — Bank Loans

Long term bank loans comprise borrowings by the Company’s majority-owned Spanish companies which are held by international banks. The interest rate at March 31, 2017 and 2016 was 2.0 % and 2.2%, respectively, and maturity dates range from 2 to 3 years for both periods. Short term bank loans also relate to the Company’s majority-owned Spanish companies.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This financial review discusses the Company’s financial condition, results of operations, liquidity and capital resources and other matters. Dollars are presented in thousands, except per share amounts. This review should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes included in this Form 10-Q and with the Company’s Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”).

Net product sales were $103,425 in first quarter 2017 compared to $103,362 in first quarter 2016, an increase of $63 or 0.1%. The timing of sales to certain customers as well as currency translation of foreign sales had some adverse impact on first quarter 2017 sales compared to the prior year first quarter period.

Product cost of goods sold were $65,416 in first quarter 2017 compared to $65,824 in first quarter 2016. Product cost of goods sold includes $787 and $13 of certain deferred compensation expenses in first quarter 2017 and 2016, respectively.  These deferred compensation expenses principally result from the changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Adjusting for the aforementioned, product cost of goods sold decreased from $65,811 in first quarter 2016 to $64,629 in first quarter 2017, a decrease of $1,182 or 1.8%. As a percentage of net product sales, adjusted product cost of goods sold was 62.5% and 63.7% in first quarter 2017 and 2016, respectively, a favorable decrease of 1.2%. Adjusted cost of goods sold as a percent of sales benefited from continuing improvements in manufacturing operations driven by capital improvements and ongoing cost containment programs. However, adjusted costs of goods sold in prior year first quarter 2016 were adversely affected by higher manufacturing costs to comply with changes to new product labeling requirements, including the adverse effects of lower production volumes and inventory reductions which resulted in reduced efficiencies during first quarter 2016. The inventory reductions were in response to uncertainties surrounding certain changes in state and national labeling regulations as well as other new labeling requirements which had specific compliance dates.

Selling, marketing and administrative expenses were $26,598 in first quarter 2017 compared to $24,053 in first quarter 2016. Selling, marketing and administrative expenses includes $2,095 and $40 of certain deferred compensation expenses in first quarter 2017 and 2016, respectively. As discussed above, these expenses principally result from changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years, and are not reflective of current operating results. Adjusting for the aforementioned, selling, marketing and administrative expenses increased from $24,013 in first quarter 2016 to $24,503 in first quarter 2017, an increase of $490 or 2.0%. As a percentage of net product sales, adjusted selling, marketing and administrative expenses increased from 23.2% in first quarter 2016 to 23.7% in 2017, an unfavorable increase of 0.5% as a percent of net sales. Selling, marketing and administrative expenses include $9,668 and $9,186 for freight, delivery and warehousing expenses in first quarter 2017 and 2016, respectively. These expenses were 9.3% and 8.9% of net product sales in first quarter 2017 and 2016, respectively.

Earnings from operations were $12,175 in first quarter 2017 compared to $14,216 in first quarter 2016. Earnings from operations include $2,882 and $53 of certain deferred compensation expenses in first quarter 2017 and 2016, respectively, which are discussed above. Adjusting for these deferred compensation costs and expenses, operating earnings were $15,057 and $14,269 in first quarter 2017 and 2016, respectively, an increase of $788 or 5.5%. As a percentage of net product sales, these adjusted operating earnings were 14.6% and 13.8% in first quarter 2017 and 2016, respectively, a favorable increase of 0.8% as a percentage of net product sales. This increase as a percentage of net product sales principally reflects the benefits of improved plant operating efficiencies in first quarter 2017 when compared to the adverse effects of additional costs and operational inefficiencies incurred in first quarter 2016 to the uncertainties of product labeling laws in that period. Management believes the presentation in this and the preceding paragraphs relating to amounts adjusted for deferred compensation expense are more reflective of the underlying operations of the Company.

Other income (loss), net was $1,979 in first quarter 2017 compared to $(35) in first quarter 2016, a favorable increase of $2,014. Other income (loss), net for first quarter 2017 and 2016 includes net gains and investment income of $2,882 and $53, respectively, on trading securities which provide an economic hedge of the Company’s deferred compensation liabilities. These changes in trading securities were substantially offset by a like amount of deferred compensation expense or credit included in product cost of goods sold and selling, marketing, and administrative expenses in the respective periods as discussed above. Other income (loss), net includes losses on foreign exchange of $1,545 and $634 in first quarter 2017 and 2016, respectively.

The consolidated effective tax rates were 29.3% and 30.5% in first quarter 2017 and 2016, respectively. The lower effective tax rate in first quarter 2017 compared to first quarter 2016 principally reflects a lower effective state income tax rate, including a benefit relating to a state income tax carry-forward.

Net earnings attributable to Tootsie Roll Industries, Inc. were $10,051 (after $40 net loss attributed to non-controlling interests) in first quarter 2017 compared to $9,896 (after $40 net loss attributed to non-controlling interests) in first quarter 2016, and earnings per share were $0.16 and $0.15 in first quarter 2017 and 2016, respectively, an increase of $0.01 per share, or 7%. Higher net earnings for first quarter 2017 were principally the result of higher earnings from operations after adjusting for the effects of certain deferred compensation and a lower effective state income tax rate as discussed above. Earnings per share attributable to Tootsie Roll Industries, Inc. for first quarter 2017 did benefit from the reduction in average shares outstanding resulting from purchases in the open market by the Company of its common stock. Average shares outstanding decreased from 64,347 in first quarter 2016 to 63,605 in first quarter 2017.

Goodwill and intangibles are assessed annually as of December 31 or whenever events or circumstances indicate that the carrying values may not be recoverable from future cash flows. The Company has not identified any triggering events, as defined, or other adverse information that would indicate a material impairment of its goodwill or intangibles in first quarter 2017. There were also no impairments in the comparative first quarter 2016 period or calendar 2016.

Beginning in 2012, the Company received periodic notices from the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union Pension Plan (Plan), a multi-employer defined benefit pension plan for certain Company union employees, that the Plan’s actuary certified the Plan to be in “critical status”, the “Red Zone”, as defined by the Pension Protection Act (PPA) and the Pension Benefit Guaranty Corporation (PBGC), and that a plan of rehabilitation was adopted by the trustees of the Plan in 2012 (and was further amended in 2016). During 2015, the Company received notices that the Plan’s status was changed to “critical and declining status”, as defined by the PPA and PBGC, for the plan year beginning January 1, 2015, and that the Plan was projected to have an accumulated funding deficiency for the 2017 through 2024 plan years. A designation of “critical and declining status” implies that the Plan is expected to become insolvent in the next 20 years. In April 2017, the Company received new notices that the Plan remains in “critical and declining status” and is projected to become insolvent in 13 years. These notices also advise that the Plan trustees are considering the reduction or elimination of certain retirement benefits and may seek assistance from the PBGC.

Based on these updated notices, the Plan’s funded percentages (plan investment assets as a percentage of plan liabilities), as defined, were 57.0%, 62.8% and 65.1% as of January 1, 2016 (most recent valuation date available), 2015, and 2014, respectively (these valuation dates are as of the beginning of each Plan year). These funded percentages are based on actuarial values, as defined, and do not reflect the actual market value of Plan investments as of these dates. If the market value of investments had been used as of January 1, 2016, the funded percentage would be 53.0% (not 57.0%). As of the January 1, 2016 valuation date (most recent valuation available), 20% of Plan participants were current active employees, 51% were retired or separated from service and receiving benefits, and 29% were retired or separated from service and entitled to future benefits. The number of current active employee Plan participants as of January 1, 2016 fell 2% from the previous year and 4% over the past two years. When compared to the Plan valuation date of January 1, 2011 (five years earlier), current active employees participants have declined 31%, whereas participants who were retired or separated from service and receiving benefits increased 6% and participants who were retired or separated from service and entitled to future benefits increased 8%. The bankruptcy of a major participating employer in the Plan contributed to the above discussed Plan results.

The Company has been advised that its withdrawal liability would have been $72,700, $61,000 and $56,400 if it had withdrawn from the Plan during 2016, 2015 and 2014, respectively. The increase from 2015 to 2016 principally reflects poor investment returns of the plan in 2015, a decrease in the PBGC interest rates, and a higher share of the

Plan’s unfunded vested benefits allocated to the Company. Based on the above, including the Plan’s projected insolvency in 13 years, management believes that the Company’s withdrawal liability will likely increase further in future years. Based on the Company’s actuarial study and certain provisions in ERISA and the law relating to withdrawal liability payments, management believes that the Company’s liability would likely be limited to twenty annual payments of $2,914 which have a present value in the range of $34,200 to $44,700. The aforementioned is based on a range of valuation interest rates which management understands is provided under the statute. Should the Company actually withdraw from the Plan at a future date, a withdrawal liability, which could be higher than the above discussed amounts, could be payable to the Plan.

The Company’s existing labor contract with the local union commits the Company’s participation in this Plan through third quarter 2017. The amended rehabilitation plan, which continues, requires that employer contributions include 5% compounded annual surcharge increases each year for an unspecified period of time beginning in 2012 as well as certain plan benefit reductions. The Company’s pension expense for this Plan for calendar years 2016 and 2015 was $2,541 and $2,574, respectively. The aforementioned expense includes surcharges of $542 and $447 in calendar years 2016 and 2015, respectively, as required under the plan of rehabilitation as amended. The Company’s pension expense for this Plan for first quarter 2017 and 2016 was $495 and $499 respectively, which includes surcharges of $124 and $106 respectively.

The Company is currently unable to determine the ultimate outcome of the above discussed matter and therefore, is unable to determine the effects on its consolidated financial statements, but the ultimate outcome or the effects of any modifications to the current rehabilitation plan could be material to its consolidated results of operations or cash flows in one or more future periods. See also the Company’s Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2016 Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows provided by operating activities were $11,862 and $14,980 in first quarter 2017 and 2016, respectively, a decrease of $3,118. The decrease in first quarter 2017 cash flows from operating activities principally reflects the timing of sales and collections of account receivables as well as the effects of higher inventories reflecting changes in the annual production plans in the comparative periods.

Net cash used in investing activities was $32,458 in first quarter 2017 compared to $28,724 in first quarter 2016. Cash flows from investing activities reflect $27,227 and $23,348 of purchases of available for sale securities during first quarter 2017 and 2016, respectively, and $1,759 and $4,871 of sales and maturities of available for sale securities during first quarter 2017 and 2016, respectively. First quarter 2017 and 2016 investing activities include capital expenditures of $4,845 and $8,376, respectively. All capital expenditures in 2017 are expected to be funded from the Company’s cash flow from operations and internal sources. In addition, Company management has committed approximately $15,000 to a manufacturing plant rehabilitation upgrade and expansion of one of its manufacturing facilities in the U.S.A. Management anticipates capital outlays for this project to be $5,000 in 2017, $9,000 in 2018 and $1,000 in 2019.

The Company’s consolidated financial statements include bank borrowings of $330 and $853 at March 31, 2017 and 2016, respectively, all of which relates to its two majority-owned and controlled Spanish companies. The Company had no other outstanding bank borrowings at March 31, 2017.

Financing activities include Company common stock purchases and retirements of $9,985 and $6,576 in first quarter 2017 and 2016, respectively. Cash dividends of $11,128 and $10,943 were paid in first quarter 2017 and 2016, respectively.

The Company’s current ratio (current assets divided by current liabilities) was 4.5 to 1 at March 31, 2017 compared to 4.7 to 1 at December 31, 2016 and 4.3 to 1 at March 31, 2016. Net working capital was $202,749 at March 31, 2017 compared to $235,739 and $195,504 at December 31, 2016 and March 31, 2016, respectively.

The aforementioned net working capital amounts are principally reflected in aggregate cash and cash equivalents and short-term investments of $145,557 at March 31, 2017 compared to $186,658 and $133,807 at December 31, 2016 and March 31, 2016, respectively. In addition, long term investments, principally debt securities comprising corporate and municipal bonds were $195,312 at March 31, 2017, as compared to $164,665 and $176,483 at December 31, 2016 and March 31, 2016, respectively. Aggregate cash and cash equivalents and short and long-term investments were $340,869, $351,323, and $310,290, at March 31, 2017, December 31, 2016 and March 31, 2016, respectively. The aforementioned includes $73,025, $67,995, and $62,509 at March 31, 2017, December 31, 2016 and March 31, 2016, respectively, relating to trading securities which are used as an economic hedge for the Company’s deferred compensation liabilities. Investments in corporate and municipal bonds, variable rate demand notes, and other debt securities that matured during first quarter 2017 and 2016 were generally used to purchase the Company’s common stock or were replaced with debt securities of similar maturities.

The Company periodically contributes to a VEBA trust, managed and controlled by the Company, to fund the estimated future costs of certain employee health, welfare and other benefits. The Company is currently using these VEBA funds to pay the actual cost of such benefits through a portion of 2017. The VEBA trust held $1,855, $3,027 and $5,216 of aggregate cash and cash equivalents at March 31, 2017, December 31, 2016 and March 31, 2016, respectively. This asset value is included in prepaid expenses in the Company’s Consolidated Statement of Financial Position. These assets are categorized as Level 1 within the fair value hierarchy. The Company is planning to make a contribution to this VEBA in the range of $10,000 to $15,000 in fourth quarter 2017. This contribution would result in the prepayment of these employee benefits.

ACCOUNTING PRONOUNCEMENTS

See Note 1 of the Company’s condensed consolidated financial statements.

RISK FACTORS

There were no material changes to the risk factors disclosed in the Company’s 2016 Form 10-K.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to various market risks, including fluctuations in and sufficient availability of sugar, corn syrup, edible oils, including palm oils, cocoa, dextrose, milk and whey, and gum-base input ingredients and packaging, and fuel costs principally relating to freight and delivery fuel surcharges. The Company is exposed to exchange rate fluctuations in the Canadian dollar which is the currency used for a portion of the raw material and packaging material costs and all labor, benefits and local plant operating costs at its Canadian plants. The Company is exposed to exchange rate fluctuations in Mexico, Canada, and Spain where its subsidiaries sell products in their local currencies. The Company invests in securities with maturities dates of up to approximately three years which are generally held to maturity, and variable rate demand notes where interest generally reset weekly, all of which limits the Company’s exposure to interest rate fluctuations. There have been no material changes in the Company’s market risks that would significantly affect the disclosures made in the Form 10-K for the year ended December 31, 2016.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, the Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2017 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the Company’s purchases of its common stock during the quarter ended March 31, 2017:

				Approximate Dollar
	(a) Total		Shares	Value of Shares that
	Number of	(b) Average	Purchased as Part of	May Yet Be Purchased
	Shares	Price Paid per	Publicly Announced Plans	Under the Plans
Period	Purchased	Share	Or Programs	or Programs

Jan 1 to Jan 31	-	$-	Not Applicable	Not Applicable

Feb 1 to Feb 28	68,849	38.38	Not Applicable	Not Applicable

Mar 1 to Mar 31	191,067	38.38	Not Applicable	Not Applicable

Total	259,916	$38.38	Not Applicable	Not Applicable

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

TOOTSIE ROLL INDUSTRIES, INC.

Date:	May 5, 2017	BY:	/S/ELLEN R. GORDON
Ellen R. Gordon
Chairman and Chief
Executive Officer

Date:	May 5, 2017	BY:	/S/G. HOWARD EMBER, JR.
G. Howard Ember, Jr.
Vice President Finance and
Chief Financial Officer