Form 10-Q
period 2017-06-30
TOOTSIE ROLL INDUSTRIES INC
filed 2017-08-04
CIK 98677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June  30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (June  30, 2017).

Class	Outstanding

Common Stock, $.69 4/9 par value	38,318,644
Class B Common Stock, $.69 4/9 par value	24,917,660

TOOTSIE ROLL INDUSTRIES, INC.

June 30, 2017

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See “Forward-Looking Statements” under Part I — Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands) (Unaudited)

	June 30, 2017	December 31, 2016	June 30, 2016

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$57,804	$119,145	$91,950
Restricted cash	415	382	403
Investments	71,940	67,513	32,986
Trade accounts receivable, less allowances of $1,944, $1,884 & $2,038	31,254	42,964	29,061
Other receivables	6,610	3,299	2,419
Inventories:
Finished goods & work-in-process	64,980	34,631	59,764
Raw material & supplies	29,606	22,900	33,899
Prepaid expenses	5,207	7,146	7,722
Deferred income taxes	-	1,320	3,155
Total current assets	267,816	299,300	261,359

PROPERTY, PLANT & EQUIPMENT, at cost:
Land	22,202	22,081	22,166
Buildings	116,547	116,398	114,504
Machinery & equipment	369,667	369,802	355,212
Construction in progress	10,245	3,546	14,993
	518,661	511,827	506,875
Less-accumulated depreciation	339,871	330,922	322,270
Net property, plant and equipment	178,790	180,905	184,605

OTHER ASSETS:
Goodwill	73,237	73,237	73,237
Trademarks	175,024	175,024	175,024
Investments	196,308	164,665	186,931
Split dollar officer life insurance	26,042	26,042	26,042
Prepaid expenses and other assets	40	602	1,739
Deferred income taxes	-	326	289
Total other assets	470,651	439,896	463,262
Total assets	$917,257	$920,101	$909,226

(The accompanying notes are an integral part of these statements.)

(in thousands except per share data) (Unaudited)

	June 30, 2017	December 31, 2016	June 30, 2016

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$13,819	$10,320	$14,621
Bank loans	334	336	305
Dividends payable	5,692	5,573	5,625
Accrued liabilities	44,266	46,300	44,677
Postretirement health care	513	513	448
Income taxes payable	-	-	-
Deferred income taxes	-	519	667
Total current liabilities	64,624	63,561	66,343

NONCURRENT LIABILITIES:
Deferred income taxes	44,257	46,060	49,197
Bank loans	-	230	317
Postretirement health care	11,832	11,615	11,158
Industrial development bonds	7,500	7,500	7,500
Liability for uncertain tax positions	5,361	5,185	5,128
Deferred compensation and other liabilities	80,161	74,412	69,185
Total noncurrent liabilities	149,111	145,002	142,485

TOOTSIE ROLL INDUSTRIES, INC. SHAREHOLDERS’ EQUITY:
Common stock, $.69-4/9 par value- 120,000 shares authorized; 38,319, 37,701 & 38,231, respectively, issued	26,610	26,181	26,549
Class B common stock, $.69-4/9 par value- 40,000 shares authorized; 24,918, 24,221 & 24,227, respectively, issued	17,304	16,820	16,824
Capital in excess of par value	670,477	646,768	666,322
Retained earnings	9,615	43,833	8,491
Accumulated other comprehensive loss	(18,581)	(20,246)	(16,059)
Treasury stock (at cost)- 85, 83 & 83 shares, respectively	(1,992)	(1,992)	(1,992)
Total Tootsie Roll Industries, Inc. shareholders’ equity	703,433	711,364	700,135
Noncontrolling interests	89	174	263
Total equity	703,522	711,538	700,398
Total liabilities and shareholders’ equity	$917,257	$920,101	$909,226

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

EARNINGS AND RETAINED EARNINGS

(in thousands except per share amounts) (Unaudited)

	Quarter Ended		Year to Date Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Net product sales	$104,897	$104,259	$208,322	$207,621
Rental and royalty revenue	899	910	1,929	1,943
Total revenue	105,796	105,169	210,251	209,564

Product cost of goods sold	65,259	65,009	130,675	130,833
Rental and royalty cost	251	245	517	547
Total costs	65,510	65,254	131,192	131,380

Product gross margin	39,638	39,250	77,647	76,788
Rental and royalty gross margin	648	665	1,412	1,396
Total gross margin	40,286	39,915	79,059	78,184
Selling, marketing and administrative expenses	26,429	25,618	53,027	49,671
Earnings from operations	13,857	14,297	26,032	28,513
Other income (loss), net	2,465	2,239	4,444	2,204
Earnings before income taxes	16,322	16,536	30,476	30,717
Provision for income taxes	4,472	5,462	8,615	9,787
Net earnings	11,850	11,074	21,861	20,930
Less: Net earnings (loss) attributable to noncontrolling interests	(45)	(62)	(85)	(102)
Net earnings attributable to Tootsie Roll Industries, Inc.	$11,895	$11,136	$21,946	$21,032

Net earnings attributable to Tootsie Roll Industries, Inc. per share	$0.19	$0.17	$0.35	$0.33
Dividends per share *	$0.09	$0.09	$0.18	$0.18

Average number of shares outstanding	63,270	64,274	63,439	64,313

Retained earnings at beginning of period	$3,405	$2,972	$43,833	$52,349
Net earnings attributable to Tootsie Roll Industries, Inc.	11,895	11,136	21,946	21,032
Cash dividends	(5,685)	(5,617)	(11,240)	(11,074)
Stock dividends	-	-	(44,924)	(53,816)
Retained earnings at end of period	$9,615	$8,491	$9,615	$8,491

*Does not include 3% stock dividend to shareholders of record on 3/7/17 and 3/8/16.

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS

(in thousands except per share amounts) (Unaudited)

	Quarter Ended		Year to Date Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Net earnings	$11,850	$11,074	$21,861	$20,930

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	991	(1,636)	3,091	(1,431)

Pension and postretirement reclassification adjustments:
Unrealized gains (losses) for the period on postretirement and pension benefits	(175)	-	91	-
Less: reclassification adjustment for (gains) losses to net earnings	(366)	(410)	(731)	(821)
Unrealized gains (losses) on postretirement and pension benefits	(541)	(410)	(640)	(821)

Investments:
Unrealized gains (losses) for the period on investments	149	509	379	999
Less: reclassification adjustment for (gains) losses to net earnings	-	-	-	4
Unrealized gains (losses) on investments	149	509	379	1,003

Derivatives:
Unrealized gains (losses) for the period on derivatives	(1,204)	2,162	(1,754)	3,123
Less: reclassification adjustment for (gains) losses to net earnings	985	370	(137)	983
Unrealized gains (losses) on derivatives	(219)	2,532	(1,891)	4,106

Total other comprehensive income (loss), before tax	380	995	939	2,857
Income tax benefit (expense) related to items of other comprehensive income	333	(953)	726	(1,552)
Total comprehensive earnings	12,563	11,116	23,526	22,235
Comprehensive earnings (loss) attributable to noncontrolling interests	(45)	(62)	(85)	(102)
Total comprehensive earnings attributable to Tootsie Roll Industries, Inc.	$12,608	$11,178	$23,611	$22,337

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Year to Date Ended
	June 30, 2017	June 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$21,861	$20,930
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	9,338	10,069
Deferred income taxes	21	675
Amortization of marketable security premiums	1,216	1,503
Changes in operating assets and liabilities:
Accounts receivable	12,535	21,748
Other receivables	(4,522)	1,877
Inventories	(36,460)	(31,639)
Prepaid expenses and other assets	2,138	1,823
Accounts payable and accrued liabilities	1,820	(142)
Income taxes payable	79	(6,102)
Postretirement health care benefits	(423)	(615)
Deferred compensation and other liabilities	776	1,521
Net cash from operating activities	8,379	21,648
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(22)	(2)
Capital expenditures	(7,427)	(10,389)
Purchases of trading securities	(3,007)	(2,774)
Sales of trading securities	435	613
Purchase of available for sale securities	(40,622)	(34,826)
Sale and maturity of available for sale securities	10,985	12,777
Net cash used in investing activities	(39,658)	(34,601)
CASH FLOWS FROM FINANCING ACTIVITIES:
Shares purchased and retired	(20,140)	(9,166)
Dividends paid in cash	(11,282)	(11,077)
Proceeds from bank loans	724	1,762
Repayment of bank loans	(965)	(1,764)
Net cash used in financing activities	(31,663)	(20,245)
Effect of exchange rate changes on cash	1,601	(997)
Decrease in cash and cash equivalents	(61,341)	(34,195)
Cash and cash equivalents at beginning of year	119,145	126,145
Cash and cash equivalents at end of quarter	$57,804	$91,950
Supplemental cash flow information:
Income taxes paid, net	$8,798	$15,390
Interest paid	$31	$9
Stock dividend issued	$69,739	$61,671

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June  30, 2017

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

Results of operations for the period ended June 30, 2017 are not necessarily indicative of results to be expected for the year to end December 31, 2017 because of the seasonal nature of the Company’s operations. Historically, the third quarter has been the Company’s largest sales quarter due to pre-Halloween sales.

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

In March 2017, the FASB issued ASU 2017-07, which requires employers who offer defined benefit and postretirement benefit plans to report the service cost component in the same line item as other compensation costs arising from services rendered by employees during the reporting period. The other components of net benefit costs will be presented in the income statement separately from the service cost and outside of a subtotal of income from operations. In addition, only the service cost component may be eligible for capitalization where applicable. This guidance is effective for annual periods beginning after December 15, 2017. The Company is currently evaluating this new guidance to determine the impact it will have on its consolidated financial statements.

Recently Adopted Pronouncements

In November 2015, the FASB issued ASU 2015-17 which simplifies the presentation of deferred income taxes by requiring that deferred tax assets and liabilities be classified as non-current in a classified statement of financial position. This guidance was adopted on January 1, 2017 on a prospective basis. Prior period balances have not been adjusted.

Note 2 — Average Shares Outstanding

The average number of shares outstanding for six months 2017 reflects stock purchases of 536 shares for $20,140 and a 3% stock dividend of 1,850 shares distributed on April 17, 2017. The average number of shares outstanding for six months 2016 reflects stock purchases of 283 shares for $9,166 and a 3% stock dividend of 1,819 shares distributed on April 8, 2016.

Note 3 — Income Taxes

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company remains subject to examination by U.S. federal and state and foreign tax authorities for the years 2013 through 2015. With few exceptions, the Company is no longer subject to examination by tax authorities for the year 2012 and prior. The consolidated effective tax rates were 27.4% and 33.0% in second quarter 2017 and 2016, respectively, and 28.3% and 31.9% in first half 2017 and 2016, respectively. The lower effective tax rate in second quarter and first half 2017 compared to second quarter and first half 2016 principally reflects certain benefits resulting from filing amended federal and state income tax returns, including a state income tax carry forward.

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

As of June 30, 2017, December 31, 2016 and June 30, 2016, the Company held certain financial assets that are required to be measured at fair value on a recurring basis. These included derivative hedging instruments related to the purchase of certain raw materials and foreign currencies, investments in trading securities and available for sale securities. The Company’s available for sale securities principally consist of corporate and municipal bonds that are publicly traded and variable rate demand notes with interest rates that generally reset weekly and the security can be “put” back and sold weekly. Trading securities principally consist of equity mutual funds that are publicly traded.

The following table presents information about the Company’s financial assets and liabilities measured at fair value as of June 30, 2017, December 31, 2016 and June 30, 2016 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Estimated Fair Value June 30, 2017
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$57,804	$57,804	$-	$-
Available for sale securities	192,983	2,406	190,577	-
Foreign currency forward contracts	83	-	83	-
Commodity futures contracts	(348)	(348)	-	-
Trading securities	75,265	75,265	-	-
Total assets measured at fair value	$325,787	$135,127	$190,660	$-

	Estimated Fair Value December 31, 2016
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$119,145	$119,145	$-	$-
Available for sale securities	164,183	2,419	161,764	-
Foreign currency forward contracts	(119)	-	(119)	-
Commodity futures contracts, net	1,746	1,746	-	-
Trading securities	67,995	67,995	-	-
Total assets measured at fair value	$352,950	$191,305	$161,645	$-

	Estimated Fair Value June 30, 2016
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$91,950	$91,950	$-	$-
Available for sale securities	156,051	2,440	153,611	-
Foreign currency forward contracts	(911)	-	(911)	-
Commodity futures contracts	2,661	2,661	-	-
Trading securities	63,866	63,866	-	-
Total assets measured at fair value	$313,617	$160,917	$152,700	$-

The fair value of the Company’s industrial revenue development bonds at June 30, 2017, December 31, 2016 and June 30, 2016 were valued using Level 2 inputs which approximates the carrying value of $7,500 for the respective periods. Interest rates on these bonds are reset weekly based on current market conditions.

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

The following table summarizes the Company’s outstanding derivative contracts and their effects on its Condensed Consolidated Statements of Financial Position at June 30, 2017, December 31, 2016 and June 30, 2016:

	June 30, 2017
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$3,200	$83	$-
Commodity futures contracts	12,543	74	(422)
Total derivatives		$157	$(422)

	December 31, 2016
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$2,357	$-	$(119)
Commodity futures contracts	10,811	1,932	(186)
Total derivatives		$1,932	$(305)

	June 30, 2016
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$9,010	$-	$(911)
Commodity futures contracts	11,631	2,664	(3)
Total derivatives		$2,664	$(914)

The effects of derivative instruments on the Company’s Condensed Consolidated Statements of Earnings and Retained Earnings and the Condensed Consolidated Statements of Comprehensive Earnings for periods ended June 30, 2017 and June 30, 2016 are as follows:

	For Quarter Ended June 30, 2017
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$125	$(29)	$-
Commodity futures contracts	(1,329)	(956)	-
Total	$(1,204)	$(985)	$-

	For Quarter Ended June 30, 2016
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$20	$(420)	$-
Commodity futures contracts	2,142	50	-
Total	$2,162	$(370)	$-

	For Year to Date Ended June 30, 2017
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$148	$(54)	$-
Commodity futures contracts	(1,902)	191	-
Total	$(1,754)	$137	$-

	For Year to Date Ended June 30, 2016
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$690	$(1,026)	$-
Commodity futures contracts	2,433	43	-
Total	$3,123	$(983)	$-

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

Note 7 — Accumulated Other Comprehensive Earnings (Loss)

Accumulated Other Comprehensive Earnings (Loss) consists of the following components:

						Accumulated
	Foreign		Foreign		Postretirement	Other
	Currency		Currency	Commodity	and Pension	Comprehensive
	Translation	Investments	Derivatives	Derivatives	Benefits	Earnings (Loss)
Balance at December 31, 2016	$(25,460)	$(697)	$(76)	$1,114	$4,873	$(20,246)
Other comprehensive earnings (loss) before reclassifications	3,091	242	95	(1,213)	4	2,219
Reclassifications from accumulated other comprehensive loss	-	-	34	(122)	(466)	(554)
Other comprehensive earnings (loss) net of tax	3,091	242	129	(1,335)	(462)	1,665
Balance at June 30, 2017	$(22,369)	$(455)	$53	$(221)	$4,411	$(18,581)

						Accumulated
	Foreign		Foreign		Postretirement	Other
	Currency		Currency	Commodity	and Pension	Comprehensive
	Translation	Investments	Derivatives	Derivatives	Benefits	Earnings (Loss)
Balance at December 31, 2015	$(21,644)	$(605)	$(1,675)	$173	$6,387	$(17,364)
Other comprehensive earnings (loss) before reclassifications	(1,431)	637	440	1,552	-	1,198
Reclassifications from accumulated other comprehensive loss	-	3	655	(27)	(524)	107
Other comprehensive earnings (loss) net of tax	(1,431)	640	1,095	1,525	(524)	1,305
Balance at June 30, 2016	$(23,075)	$35	$(580)	$1,698	$5,863	$(16,059)

The amounts reclassified from accumulated other comprehensive income (loss) consisted of the following:

Details about Accumulated Other	Quarter Ended		Year to Date Ended		Location of (Gain) Loss
Comprehensive Income Components	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016	Recognized in Earnings
Investments	$-	$-	$-	$4	Other income, net
Foreign currency derivatives	29	420	54	1,026	Other income, net
Commodity derivatives	956	(50)	(191)	(43)	Product cost of goods sold
Postretirement and pension benefits	(187)	(209)	(373)	(419)	Selling, marketing and administrative expenses
Postretirement and pension benefits	(179)	(201)	(358)	(402)	Product cost of goods sold
Total before tax	619	(40)	(868)	166
Tax (expense) benefit	(224)	15	314	(59)
Net of tax	$395	$(25)	$(554)	$107

Note 8 — Restricted Cash

Restricted cash comprises certain cash deposits of the Company’s majority-owned Spanish companies with international banks that are pledged as collateral for letters of credit and bank borrowings.

Note 9 — Bank Loans

Long term bank loans comprise borrowings by the Company’s majority-owned Spanish companies which are held by international banks. The interest rate at June 30, 2017 and 2016 was 2.0 % and 2.2%, respectively, and maturity dates range from 1 to 2 years for both periods. Short term bank loans also relate to the Company’s majority-owned Spanish companies.

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

Net product sales were $104,897 in second quarter 2017 compared to $104,259 in second quarter 2016, an increase of $638 or 0.6%. First half 2017 net product sales were $208,322 compared to $207,621 in first half 2016, an increase of $701 or 0.3%. The timing of sales to certain customers as well as currency translation of foreign sales had some adverse impact on second quarter and first half 2017 sales compared to the prior year corresponding periods.

Product cost of goods sold were $65,259 in second quarter 2017 compared to $65,009 in second quarter 2016, and first half 2017 product cost of goods sold were $130,675 compared to $130,833 in first half 2016. Product cost of goods sold includes $498 and $281 of certain deferred compensation expenses in second quarter 2017 and 2016, respectively, and $1,285 and $294 of certain deferred compensation expenses in first half 2017 and 2016, respectively. These deferred compensation expenses principally result from the changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Adjusting for the aforementioned, product cost of goods sold increased from $64,728 in second quarter 2016 to $64,761 in second quarter 2017, an increase of $33 or 0.1%; but decreased from $130,539 in first half 2016 to $129,390 in first half 2017, a decrease of $1,149 or 0.9%. As a percentage of net product sales, adjusted product cost of goods sold was 61.7% and 62.1% in second quarter 2017 and 2016, respectively, a favorable decrease of 0.4%; and adjusted product cost of goods sold was 62.1% and 62.9% in first half 2017 and 2016, respectively, a favorable decrease of 0.8%. Adjusted cost of goods sold as a percent of sales benefited from continuing improvements in manufacturing operating efficiencies driven by capital improvements and ongoing cost containment programs. However, adjusted costs of goods sold in prior year second quarter and first half 2016 were adversely affected by higher manufacturing costs relating to uncertainties surrounding certain changes in state and national product labeling. The aforementioned reflects the adverse effects of lower production volumes and inventory reductions which resulted in reduced efficiencies during second quarter and first half 2016.

Selling, marketing and administrative expenses were $26,429 in second quarter 2017 compared to $25,618 in second quarter 2016, and first half 2017 selling, marketing and administrative expenses were $53,027 compared to $49,671 in first half 2016. Selling, marketing and administrative expenses includes $1,319 and $787 of certain deferred compensation expenses in second quarter 2017 and 2016, respectively, and $3,414 and $827 of certain deferred compensation expenses in first half 2017 and 2016, respectively. As discussed above, these expenses principally result from changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years, and are not reflective of current operating results. Adjusting for the aforementioned, selling, marketing and administrative expenses increased from $24,831 in second quarter 2016 to $25,110 in second quarter 2017, an increase of $279 or 1.1%; and selling, marketing and administrative expenses increased from $48,844 in first half 2016 to $49,613 in first half 2017, an increase of $769 or 1.6%. As a percentage of net product sales, adjusted selling, marketing and administrative expenses increased from 23.8% in second quarter 2016 to 23.9% in 2017, an unfavorable increase of 0.1% as a percent of net sales, and selling, marketing and administrative expenses increased from 23.5% in first half 2016 to 23.8% in first half 2017, an unfavorable increase of 0.3% as a percent of net sales. Additional expenses relating to changes in product labeling requirements contributed to these higher expenses in second quarter and first half 2017. Selling, marketing and administrative expenses include $9,409 and $9,459 for freight, delivery and warehousing expenses in second quarter 2017 and 2016, respectively, and $19,076 and $18,645 for freight, delivery and warehousing expenses in first half 2017 and 2016, respectively. These expenses were 9.0% and 9.1% of net product sales in second quarter 2017 and 2016, respectively,  and 9.2% and 9.0% of net product sales in first half 2017 and 2016, respectively.

Earnings from operations were $13,857 in second quarter 2017 compared to $14,297 in second quarter 2016, and were $26,032 in first half 2017 compared to $28,513 in first half 2016. Earnings from operations include $1,817 and $1,068 of certain deferred compensation expenses in second quarter 2017 and 2016, respectively, and include $4,699 and $1,121 of certain deferred compensation expenses in first half 2017 and 2016, respectively, which are discussed above. Adjusting for these deferred compensation costs and expenses, operating earnings were $15,674 and $15,365 in second quarter 2017 and 2016, respectively, an increase of $309 or 2.0%; and adjusted operating earnings were $30,731 and $29,634 in first half 2017 and 2016, respectively, an increase of $1,097 or 3.7%. As a percentage of net product sales, these adjusted operating earnings were 14.9% and 14.7% in second quarter 2017 and 2016, respectively, a favorable increase of 0.2% as a percentage of net product sales; and as a percentage of net product sales, these adjusted operating earnings were 14.8% and 14.3% in first half 2017 and 2016, respectively, a favorable increase of 0.5% as a percentage of net product sales. These increases as a percentage of net product sales principally reflects the benefits of improved plant operating efficiencies and ongoing cost containment programs in second quarter and first half 2017. Increased aggregate operating losses from foreign operations in second quarter and first half 2017 also adversely affected adjusted consolidated operating earnings in second quarter and first half 2017. Management believes the presentation in this and the preceding paragraphs relating to amounts adjusted for deferred compensation expense are more reflective of the underlying operations of the Company.

Other income, net was $2,465 in second quarter 2017 compared to $2,239 in second quarter 2016, a favorable increase of $226; and other income, net, was $4,444 in first half 2017 compared to $2,204 in first half 2016, a favorable increase of $2,240. Other income, net for second quarter 2017 and 2016 includes net gains and investment income of $1,817 and $1,068, respectively, on trading securities which provide an economic hedge of the Company’s deferred compensation liabilities; and other income, net for first half 2017 and 2016 includes net gains and investment income of $4,699 and $1,121, respectively, on trading securities relating to these programs. These changes in trading securities were substantially offset by a like amount of deferred compensation expense included in product cost of goods sold and selling, marketing, and administrative expenses in the respective periods as discussed above. Other income, net includes gains (losses) on foreign exchange of $(64) and $645 in second quarter 2017 and 2016, respectively, and $(1,610) and $10 in first half 2017 and 2016, respectively.

The consolidated effective tax rates were 27.4% and 33.0% in second quarter 2017 and 2016, respectively, and 28.3% and 31.9% in first half 2017 and 2016, respectively. The lower effective tax rates in second quarter and first half 2017 compared to second quarter and first half 2016 principally reflect certain benefits resulting from filing amended federal and state income tax returns, including a state income tax carry forward benefit.

Net earnings attributable to Tootsie Roll Industries, Inc. were $11,895 (after $45 net loss attributed to non-controlling interests) in second quarter 2017 compared to $11,136 (after $62 net loss attributed to non-controlling interests) in second quarter 2016, and earnings per share were $0.19 and $0.17 in second quarter 2017 and 2016, respectively, an increase of $0.02 per share, or 12%. First half 2017 net earnings attributable to Tootsie Roll Industries, Inc. were $21,946 (after $85 net loss attributed to non-controlling interests) compared to first half 2016 net earnings of $21,032 (after $102 net earnings attributed to non-controlling interests), and net earnings per share were $0.35 and $0.33 in first half 2017 and first half 2016, respectively, an increase of $0.02 per share or 6%. Higher net earnings for second quarter and first half 2017 were principally the result of lower effective state and federal income tax rates and improved adjusted operating earnings as discussed above, but were adversely affected by unfavorable foreign exchange as discussed above.  Earnings per share attributable to Tootsie Roll Industries, Inc. for second quarter and first half 2017 did benefit from the reduction in average shares outstanding resulting from purchases in the open market by the Company of its common stock. Average shares outstanding decreased from 64,274 in second quarter 2016 to 63,270 in second quarter 2017, and from 64,313 in first half 2016 to 63,439 in first half 2017.

Goodwill and intangibles are assessed annually as of December 31 or whenever events or circumstances indicate that the carrying values may not be recoverable from future cash flows. The Company has not identified any triggering events, as defined, or other adverse information that would indicate a material impairment of its goodwill or intangibles in first half 2017. There were also no impairments in the comparative first half 2016 period or calendar 2016.

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

The Company’s existing labor contract with the local union commits the Company’s participation in this Plan through third quarter 2017. The amended rehabilitation plan, which continues, requires that employer contributions include 5% compounded annual surcharge increases each year for an unspecified period of time beginning in 2012 as well as certain plan benefit reductions. The Company’s pension expense for this Plan for calendar years 2016 and 2015 was $2,541 and $2,574, respectively. The aforementioned expense includes surcharges of $542 and $447 in calendar years 2016 and 2015, respectively, as required under the plan of rehabilitation as amended. The Company’s pension expense for this Plan for first half 2017 and 2016 was $1,368 and $1,186 respectively, which includes surcharges of $343 and $253 respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows provided by operating activities were $8,379 and $21,648 in first half 2017 and 2016, respectively, a decrease of $13,269. The decrease in first half 2017 cash flows from operating activities principally reflects the timing of sales and collections of account receivables, the effects of higher finished goods inventories reflecting changes in the annual production plans, the timing of payments of income taxes, and changes in other receivables primarily due to increased broker margin deposit requirements on commodity hedges.

Net cash used in investing activities was $39,658 in first half 2017 compared to $34,601 in first half 2016. Cash flows from investing activities reflect $40,622 and $34,826 of purchases of available for sale securities during first half 2017 and 2016, respectively, and $10,985 and $12,777 of sales and maturities of available for sale securities during first half 2017 and 2016, respectively. First half 2017 and 2016 investing activities include capital expenditures of $7,427 and $10,389, respectively. All capital expenditures in 2017 are expected to be funded from the Company’s cash flow from operations and internal sources. In addition, Company management has committed approximately $15,000 to a manufacturing plant rehabilitation upgrade and expansion of one of its manufacturing facilities in the U.S.A. Management anticipates capital outlays for this project to approximate  $2,000 in 2017, $9,000 in 2018,  $2,000 in 2019 and $2,000 in 2020.

The Company’s consolidated financial statements include bank borrowings of $334 and $622 at June 30, 2017 and 2016, respectively, all of which relates to its two majority-owned and controlled Spanish companies. The Company had no other outstanding bank borrowings at June 30, 2017.

Financing activities include Company common stock purchases and retirements of $20,140 and $9,166 in first half 2017 and 2016, respectively. Cash dividends of $11,282 and $11,077 were paid in first half 2017 and 2016, respectively.

The Company’s current ratio (current assets divided by current liabilities) was 4.1 to 1 at June 30, 2017 compared to 4.7 to 1 at December 31, 2016 and 3.9 to 1 at June 30, 2016. Net working capital was $203,192 at June 30, 2017 compared to $235,739 and $195,016 at December 31, 2016 and June 30, 2016, respectively.

The aforementioned net working capital amounts are principally reflected in aggregate cash and cash equivalents and short-term investments of $129,744 at June 30, 2017 compared to $186,658 and $124,936 at December 31, 2016 and June 30, 2016, respectively. In addition, long term investments, principally debt securities comprising corporate and municipal bonds were $196,308 at June 30, 2017, as compared to $164,665 and $186,931 at December 31, 2016 and June 30, 2016, respectively. Aggregate cash and cash equivalents and short and long-term investments were $326,052, $351,323, and $311,867, at June 30, 2017, December 31, 2016 and June 30, 2016, respectively. The aforementioned includes $75,265, $67,995, and $63,866 at June 30, 2017, December 31, 2016 and June 30, 2016, respectively, relating to trading securities which are used as an economic hedge for the Company’s deferred compensation liabilities. Investments in corporate and municipal bonds, variable rate demand notes, and other debt securities that matured during first half 2017 and 2016 were generally used to purchase the Company’s common stock or were replaced with debt securities of similar maturities.

The Company periodically contributes to a VEBA trust, managed and controlled by the Company, to fund the estimated future costs of certain employee health, welfare and other benefits. The Company is currently using these VEBA funds to pay the actual cost of such benefits through a portion of 2017. The VEBA trust held $1,305, $3,027 and $4,635 of aggregate cash and cash equivalents at June 30, 2017, December 31, 2016 and June 30, 2016, respectively. This asset value is included in prepaid expenses in the Company’s Consolidated Statement of Financial Position. These assets are categorized as Level 1 within the fair value hierarchy. The Company is planning to make a contribution to this VEBA in the range of $10,000 to $15,000 in fourth quarter 2017. This contribution would result in the prepayment of these employee benefits.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to various market risks, including fluctuations in and sufficient availability of sugar, corn syrup, edible oils, including palm oils, cocoa, dextrose, milk and whey, and gum-base input ingredients and packaging, and fuel costs principally relating to freight and delivery fuel surcharges. The Company is exposed to exchange rate fluctuations in the Canadian dollar which is the currency used for a portion of the raw material and packaging material costs and all labor, benefits and local plant operating costs at its Canadian plants. The Company is exposed to exchange rate fluctuations in Mexico, Canada, and Spain where its subsidiaries sell products in their local currencies. The Company invests in securities with maturities dates of up to approximately three years which are generally held to maturity, and variable rate demand notes where interest rates are generally reset weekly, all of which limits the Company’s exposure to interest rate fluctuations. There have been no material changes in the Company’s market risks that would significantly affect the disclosures made in the Form 10-K for the year ended December 31, 2016.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, the Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2017 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the Company’s purchases of its common stock during the quarter ended June 30, 2017:

				Approximate Dollar
	(a) Total		Shares	Value of Shares that
	Number of	(b) Average	Purchased as Part of	May Yet Be Purchased
	Shares	Price Paid per	Publicly Announced Plans	Under the Plans
Period	Purchased	Share	Or Programs	or Programs

Apr 1 to Apr 30	86,343	$37.74	Not Applicable	Not Applicable

May 1 to May 31	182,007	36.34	Not Applicable	Not Applicable

Jun 1 to Jun 30	7,721	35.22	Not Applicable	Not Applicable

Total	276,071	$36.74	Not Applicable	Not Applicable

While the Company does not have a formal or publicly announced stock purchase program, the Company’s board of directors periodically authorizes a dollar amount for share purchases. The treasurer executes share purchase transactions according to these guidelines.

ITEM 6. EXHIBITS

Exhibits 31.1 — Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibits 31.2 — Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

TOOTSIE ROLL INDUSTRIES, INC.

Date:	August 4, 2017	BY:	/S/ELLEN R. GORDON
Ellen R. Gordon
Chairman and Chief
Executive Officer

Date:	August 4, 2017	BY:	/S/G. HOWARD EMBER, JR.
G. Howard Ember, Jr.
Vice President Finance and
Chief Financial Officer