Form 10-Q
period 2017-09-30
TOOTSIE ROLL INDUSTRIES INC
filed 2017-11-07
CIK 98677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September  30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (September  30, 2017).

Class	Outstanding

Common Stock, $.69 4/9 par value	38,046,216
Class B Common Stock, $.69 4/9 par value	24,917,501

TOOTSIE ROLL INDUSTRIES, INC.

September 30, 2017

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See “Forward-Looking Statements” under Part I — Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands) (Unaudited)

	September 30, 2017	December 31, 2016	September 30, 2016

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$49,512	$119,145	$94,239
Restricted cash	400	382	409
Investments	74,272	67,513	27,905
Trade accounts receivable, less allowances of $3,225, $1,884 & $3,274	95,341	42,964	81,718
Other receivables	6,405	3,299	1,552
Inventories:
Finished goods & work-in-process	41,273	34,631	36,173
Raw material & supplies	26,767	22,900	28,613
Prepaid expenses	2,489	7,146	5,077
Deferred income taxes	-	1,320	3,149
Total current assets	296,459	299,300	278,835

PROPERTY, PLANT & EQUIPMENT, at cost:
Land	22,222	22,081	22,155
Buildings	116,555	116,398	114,473
Machinery & equipment	369,753	369,802	355,059
Construction in progress	14,328	3,546	17,511
	522,858	511,827	509,198
Less-accumulated depreciation	344,809	330,922	326,609
Net property, plant and equipment	178,049	180,905	182,589

OTHER ASSETS:
Goodwill	73,237	73,237	73,237
Trademarks	175,024	175,024	175,024
Investments	193,991	164,665	189,956
Split dollar officer life insurance	26,042	26,042	26,042
Prepaid expenses and other assets	34	602	1,526
Deferred income taxes	-	326	275
Total other assets	468,328	439,896	466,060
Total assets	$942,836	$920,101	$927,484

(The accompanying notes are an integral part of these statements.)

(in thousands except per share data) (Unaudited)

	September 30, 2017	December 31, 2016	September 30, 2016

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$14,037	$10,320	$13,366
Bank loans	404	336	164
Dividends payable	5,667	5,573	5,578
Accrued liabilities	50,552	46,300	52,354
Postretirement health care	513	513	448
Income taxes payable	7,636	-	3,955
Deferred income taxes	-	519	666
Total current liabilities	78,809	63,561	76,531

NONCURRENT LIABILITIES:
Deferred income taxes	44,316	46,060	49,276
Bank loans	-	230	283
Postretirement health care	11,941	11,615	11,283
Industrial development bonds	7,500	7,500	7,500
Liability for uncertain tax positions	4,811	5,185	4,939
Deferred compensation and other liabilities	80,936	74,412	72,119
Total noncurrent liabilities	149,504	145,002	145,400

TOOTSIE ROLL INDUSTRIES, INC. SHAREHOLDERS’ EQUITY:
Common stock, $.69-4/9 par value- 120,000 shares authorized; 38,046, 37,701 & 37,775, respectively, issued	26,421	26,181	26,232
Class B common stock, $.69-4/9 par value- 40,000 shares authorized; 24,918, 24,221 & 24,226, respectively, issued	17,304	16,820	16,824
Capital in excess of par value	660,779	646,768	649,514
Retained earnings	30,890	43,833	31,557
Accumulated other comprehensive loss	(18,921)	(20,246)	(16,805)
Treasury stock (at cost)- 85, 83 & 83 shares, respectively	(1,992)	(1,992)	(1,992)
Total Tootsie Roll Industries, Inc. shareholders’ equity	714,481	711,364	705,330
Noncontrolling interests	42	174	223
Total equity	714,523	711,538	705,553
Total liabilities and shareholders’ equity	$942,836	$920,101	$927,484

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

EARNINGS AND RETAINED EARNINGS

(in thousands except per share amounts) (Unaudited)

	Quarter Ended		Year to Date Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Net product sales	$182,173	$185,473	$390,495	$393,094
Rental and royalty revenue	842	884	2,771	2,827
Total revenue	183,015	186,357	393,266	395,921

Product cost of goods sold	114,848	114,748	245,523	245,581
Rental and royalty cost	240	235	757	782
Total costs	115,088	114,983	246,280	246,363

Product gross margin	67,325	70,725	144,972	147,513
Rental and royalty gross margin	602	649	2,014	2,045
Total gross margin	67,927	71,374	146,986	149,558
Selling, marketing and administrative expenses	33,095	32,101	86,122	81,772
Earnings from operations	34,832	39,273	60,864	67,786
Other income (loss), net	4,121	1,943	8,565	4,147
Earnings before income taxes	38,953	41,216	69,429	71,933
Provision for income taxes	12,066	12,619	20,681	22,406
Net earnings	26,887	28,597	48,748	49,527
Less: Net earnings (loss) attributable to noncontrolling interests	(46)	(40)	(131)	(142)
Net earnings attributable to Tootsie Roll Industries, Inc.	$26,933	$28,637	$48,879	$49,669

Net earnings attributable to Tootsie Roll Industries, Inc. per share	$0.43	$0.45	$0.77	$0.77
Dividends per share *	$0.09	$0.09	$0.27	$0.27

Average number of shares outstanding	62,986	64,021	63,286	64,205

Retained earnings at beginning of period	$9,615	$8,491	$43,833	$52,349
Net earnings attributable to Tootsie Roll Industries, Inc.	26,933	28,637	48,879	49,669
Cash dividends	(5,658)	(5,571)	(16,898)	(16,645)
Stock dividends	-	-	(44,924)	(53,816)
Retained earnings at end of period	$30,890	$31,557	$30,890	$31,557

*Does not include 3% stock dividend to shareholders of record on 3/7/17 and 3/8/16.

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS

(in thousands except per share amounts) (Unaudited)

	Quarter Ended		Year to Date Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Net earnings	$26,887	$28,597	$48,748	$49,527

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(216)	(906)	2,875	(2,337)

Pension and postretirement reclassification adjustments:
Unrealized gains (losses) for the period on postretirement and pension benefits	4	-	95	-
Less: reclassification adjustment for (gains) losses to net earnings	(366)	(411)	(1,097)	(1,232)
Unrealized gains (losses) on postretirement and pension benefits	(362)	(411)	(1,002)	(1,232)

Investments:
Unrealized gains (losses) for the period on investments	121	(289)	500	710
Less: reclassification adjustment for (gains) losses to net earnings	-	-	-	4
Unrealized gains (losses) on investments	121	(289)	500	714

Derivatives:
Unrealized gains (losses) for the period on derivatives	19	1,288	(1,735)	4,411
Less: reclassification adjustment for (gains) losses to net earnings	28	(337)	(109)	646
Unrealized gains (losses) on derivatives	47	951	(1,844)	5,057

Total other comprehensive income (loss), before tax	(410)	(655)	529	2,202
Income tax benefit (expense) related to items of other comprehensive income	70	(91)	796	(1,643)
Total comprehensive earnings	26,547	27,851	50,073	50,086
Comprehensive earnings (loss) attributable to noncontrolling interests	(46)	(40)	(131)	(142)
Total comprehensive earnings attributable to Tootsie Roll Industries, Inc.	$26,593	$27,891	$50,204	$50,228

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Year to Date Ended
	September 30, 2017	September 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$48,748	$49,527
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	14,364	14,651
Deferred income taxes	153	23
Amortization of marketable security premiums	1,840	2,221
Changes in operating assets and liabilities:
Accounts receivable	(51,270)	(31,367)
Other receivables	(4,265)	2,622
Inventories	(10,018)	(2,826)
Prepaid expenses and other assets	3,313	3,678
Accounts payable and accrued liabilities	8,249	6,906
Income taxes payable	8,706	3
Postretirement health care benefits	(677)	(902)
Deferred compensation and other liabilities	(723)	2,496
Net cash from operating activities	18,420	47,032
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(17)	-
Capital expenditures	(11,699)	(13,067)
Purchases of trading securities	(3,387)	(3,064)
Sales of trading securities	3,544	645
Purchase of available for sale securities	(51,935)	(45,298)
Sale and maturity of available for sale securities	21,328	26,517
Net cash used in investing activities	(42,166)	(34,267)
CASH FLOWS FROM FINANCING ACTIVITIES:
Shares purchased and retired	(30,027)	(26,293)
Dividends paid in cash	(16,965)	(16,694)
Proceeds from bank loans	1,182	2,156
Repayment of bank loans	(1,345)	(2,339)
Net cash used in financing activities	(47,155)	(43,170)
Effect of exchange rate changes on cash	1,268	(1,501)
Decrease in cash and cash equivalents	(69,633)	(31,906)
Cash and cash equivalents at beginning of year	119,145	126,145
Cash and cash equivalents at end of quarter	$49,512	$94,239
Supplemental cash flow information:
Income taxes paid, net	$12,360	$22,622
Interest paid	$49	$19
Stock dividend issued	$69,739	$61,671

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September  30, 2017

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

Results of operations for the period ended September 30, 2017 are not necessarily indicative of results to be expected for the year to end December 31, 2017 because of the seasonal nature of the Company’s operations. Historically, the third quarter has been the Company’s largest sales quarter due to pre-Halloween sales.

Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09 that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. Although the Company is continuing its evaluation of the new guidance, based upon the current status of the evaluation, the impact of adoption is not expected to be material to the consolidated financial statements. The Company will use the modified retrospective method of adoption in the first quarter of 2018.

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

In April 2016, the FASB issued ASU 2016-10, which contains amendments to the new revenue recognition standard on identifying performance obligations and accounting for licenses of intellectual property. The amendments related to identifying performance obligations clarify when a promised good or service is separately identifiable and allows entities to disregard items that are immaterial in the context of a contract. The licensing implementation amendments clarify how an entity should evaluate the nature of its promise in granting a license of intellectual property, which will determine whether revenue is recognized over time or at a point in time. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company does not have any significant licenses of intellectual property and is currently evaluating this new guidance to determine the impact it will have on its consolidated financial statements.

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

In August 2017, the FASB issued ASU 2017-12, guidance that amends hedge accounting. Under the new guidance, more hedging strategies will be eligible for hedge accounting and the application of hedge accounting is simplified. The new guidance amends presentation and disclosure requirements, and how effectiveness is assessed. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted. The Company is currently evaluating the impact that the new guidance will have on its consolidated financial statements.

Recently Adopted Pronouncements

In November 2015, the FASB issued ASU 2015-17 which simplifies the presentation of deferred income taxes by requiring that deferred tax assets and liabilities be classified as non-current in a classified statement of financial position. This guidance was adopted on January 1, 2017 on a prospective basis. Prior period balances have not been adjusted.

Note 2 — Average Shares Outstanding

The average number of shares outstanding for nine months 2017 reflects stock purchases of 809 shares for $30,027 and a 3% stock dividend of 1,850 shares distributed on April 17, 2017. The average number of shares outstanding for nine months 2016 reflects stock purchases of 740 shares for $26,293 and a 3% stock dividend of 1,819 shares distributed on April 8, 2016.

Note 3 — Income Taxes

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company remains subject to examination by U.S. federal and state and foreign tax authorities for the years 2014 through 2016. With few exceptions, the Company is no longer subject to examination by tax authorities for the year 2013 and prior. The consolidated effective tax rates were 31.0% and 30.6% in third quarter 2017 and 2016, respectively, and 29.8% and 31.1% in nine months 2017 and 2016, respectively. The lower effective tax rate for nine months 2017 compared to nine months 2016 principally reflects certain benefits resulting from filing amended federal and state income tax returns, including a state income tax carry forward.

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

As of September 30, 2017, December 31, 2016 and September 30, 2016, the Company held certain financial assets that are required to be measured at fair value on a recurring basis. These included derivative hedging instruments related to the purchase of certain raw materials and foreign currencies, investments in trading securities and available for sale securities. The Company’s available for sale securities principally consist of corporate and municipal bonds that are publicly traded and variable rate demand notes with interest rates that generally reset weekly and the security can be “put” back and sold weekly. Trading securities principally consist of equity mutual funds that are publicly traded.

The following table presents information about the Company’s financial assets and liabilities measured at fair value as of September 30, 2017, December 31, 2016 and September 30, 2016 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Estimated Fair Value September 30, 2017
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$49,512	$49,512	$-	$-
Available for sale securities	193,169	2,402	190,767	-
Foreign currency forward contracts	147	-	147	-
Commodity futures contracts	(364)	(364)	-	-
Trading securities	75,094	75,094	-	-
Total assets measured at fair value	$317,558	$126,644	$190,914	$-

	Estimated Fair Value December 31, 2016
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$119,145	$119,145	$-	$-
Available for sale securities	164,183	2,419	161,764	-
Foreign currency forward contracts	(119)	-	(119)	-
Commodity futures contracts, net	1,746	1,746	-	-
Trading securities	67,995	67,995	-	-
Total assets measured at fair value	$352,950	$191,305	$161,645	$-

	Estimated Fair Value September 30, 2016
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$94,239	$94,239	$-	$-
Available for sale securities	151,776	2,429	149,347	-
Foreign currency forward contracts	(532)	-	(532)	-
Commodity futures contracts	3,234	3,234	-	-
Trading securities	66,085	66,085	-	-
Total assets measured at fair value	$314,802	$165,987	$148,815	$-

The fair value of the Company’s industrial revenue development bonds at September 30, 2017, December 31, 2016 and September 30, 2016 were valued using Level 2 inputs which approximates the carrying value of $7,500 for the respective periods. Interest rates on these bonds are reset weekly based on current market conditions.

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

The Company recognizes all derivative instruments as either assets or liabilities at fair value in the Condensed Consolidated Statement of Financial Position. Derivative assets are recorded in other receivables and derivative liabilities are recorded in accrued liabilities. The Company uses hedge accounting for its foreign currency and commodity derivative instruments as discussed above. Derivatives that qualify for hedge accounting are designated as cash flow hedges by formally documenting the hedge relationships, including identification of the hedging instruments, the hedged items and other critical terms, as well as the Company’s risk management objectives and strategies for undertaking the hedge transaction.

Changes in the fair value of the Company’s cash flow hedges are recorded in accumulated other comprehensive loss, net of tax, and are reclassified to earnings in the periods in which earnings are affected by the hedged item. Substantially all amounts reported in accumulated other comprehensive loss for commodity derivatives are expected to be reclassified to cost of goods sold. Approximately 43% of this accumulated comprehensive net gain is expected to be reclassified to net earnings in the next 12 months. Substantially all amounts reported in accumulated other comprehensive loss for foreign currency derivatives are expected to be reclassified to other income, net in the next 12 months.

The following table summarizes the Company’s outstanding derivative contracts and their effects on its Condensed Consolidated Statements of Financial Position at September 30, 2017, December 31, 2016 and September 30, 2016:

	September 30, 2017
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$2,059	$147	$-
Commodity futures contracts	13,616	56	(420)
Total derivatives		$203	$(420)

	December 31, 2016
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$2,357	$-	$(119)
Commodity futures contracts	10,811	1,932	(186)
Total derivatives		$1,932	$(305)

	September 30, 2016
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$5,684	$-	$(532)
Commodity futures contracts	11,047	3,256	(22)
Total derivatives		$3,256	$(554)

The effects of derivative instruments on the Company’s Condensed Consolidated Statements of Earnings and Retained Earnings and the Condensed Consolidated Statements of Comprehensive Earnings for periods ended September 30, 2017 and September 30, 2016 are as follows:

	For Quarter Ended September 30, 2017
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$118	$55	$-
Commodity futures contracts	(99)	(83)	-
Total	$19	$(28)	$-

	For Quarter Ended September 30, 2016
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$(77)	$(456)	$-
Commodity futures contracts	1,365	793	-
Total	$1,288	$337	$-

	For Year to Date Ended September 30, 2017
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$266	$1	$-
Commodity futures contracts	(2,001)	108	-
Total	$(1,735)	$109	$-

	For Year to Date Ended September 30, 2016
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$613	$(1,482)	$-
Commodity futures contracts	3,798	836	-
Total	$4,411	$(646)	$-

Note 6 — Pension Plans

During 2017 and 2016, the Company received updated notices that the Bakery and Confectionery Union and Industry International Pension Plan (Plan), a multi-employer defined benefit pension plan for certain Company union employees, is in “critical and declining status”, as defined by the Pension Protection Act (PPA) and the Pension Benefit Guaranty Corporation (PBGC), and that the Plan is projected to become insolvent in 2030. The Company has been advised that its withdrawal liability would have been $72,700 if it had withdrawn from the Plan during 2016. Should the Company actually withdraw from the Plan at a future date, a withdrawal liability, which could be higher than the above discussed amount, could be payable to the Plan.

The Company is currently unable to determine the ultimate outcome of the above discussed matter and therefore, is unable to determine the effects on its consolidated financial statements, but the ultimate outcome or the effects of any modifications to the current rehabilitation plan and new “hybrid plan” option discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 2) could be material to its consolidated results of operations or cash flows in one or more future periods. See also the Company’s Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations incorporated into the Company’s 2016 Form 10-K.

Note 7 — Accumulated Other Comprehensive Earnings (Loss)

Accumulated Other Comprehensive Earnings (Loss) consists of the following components:

						Accumulated
	Foreign		Foreign		Postretirement	Other
	Currency		Currency	Commodity	and Pension	Comprehensive
	Translation	Investments	Derivatives	Derivatives	Benefits	Earnings (Loss)
Balance at December 31, 2016	$(25,460)	$(697)	$(76)	$1,114	$4,873	$(20,246)
Other comprehensive earnings (loss) before reclassifications	2,875	319	170	(1,276)	6	2,094
Reclassifications from accumulated other comprehensive loss	-	-	-	(69)	(700)	(769)
Other comprehensive earnings (loss) net of tax	2,875	319	170	(1,345)	(694)	1,325
Balance at September 30, 2017	$(22,585)	$(378)	$94	$(231)	$4,179	$(18,921)

						Accumulated
	Foreign		Foreign		Postretirement	Other
	Currency		Currency	Commodity	and Pension	Comprehensive
	Translation	Investments	Derivatives	Derivatives	Benefits	Earnings (Loss)
Balance at December 31, 2015	$(21,644)	$(605)	$(1,675)	$173	$6,387	$(17,364)
Other comprehensive earnings (loss) before reclassifications	(2,337)	451	391	2,424	-	929
Reclassifications from accumulated other comprehensive loss	-	3	946	(533)	(786)	(370)
Other comprehensive earnings (loss) net of tax	(2,337)	454	1,337	1,891	(786)	559
Balance at September 30, 2016	$(23,981)	$(151)	$(338)	$2,064	$5,601	$(16,805)

The amounts reclassified from accumulated other comprehensive income (loss) consisted of the following:

Details about Accumulated Other	Quarter Ended		Year to Date Ended		Location of (Gain) Loss
Comprehensive Income Components	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016	Recognized in Earnings
Investments	$-	$-	$-	$4	Other income, net
Foreign currency derivatives	(55)	456	(1)	1,482	Other income, net
Commodity derivatives	83	(793)	(108)	(836)	Product cost of goods sold
Postretirement and pension benefits	(187)	(209)	(560)	(628)	Selling, marketing and administrative expenses
Postretirement and pension benefits	(179)	(202)	(537)	(604)	Product cost of goods sold
Total before tax	(338)	(748)	(1,206)	(582)
Tax (expense) benefit	123	271	437	212
Net of tax	$(215)	$(477)	$(769)	$(370)

Note 8 — Restricted Cash

Restricted cash comprises certain cash deposits of the Company’s majority-owned Spanish companies with international banks that are pledged as collateral for letters of credit and bank borrowings.

Note 9 — Bank Loans

Bank loans comprise borrowings by the Company’s majority-owned Spanish companies which are held by international banks. The weighted-average interest rate as of September 30, 2017 and 2016 was 1.9 % and 2.0%, respectively, and maturity dates range from 1 to 2 years for both periods.

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

Net product sales were $182,173 in third quarter 2017 compared to $185,473 in third quarter 2016, a decrease of $3,300 or 1.8%. Nine months 2017 net product sales were $390,495 compared to $393,094 in nine months 2016, a decrease of $2,599 or 0.7%. Third quarter sales continue to be the Company’s largest quarterly sales period due to back-to-school and pre-Halloween seasonal sales. The timing of sales to certain customers had some adverse impact on third quarter and nine months 2017 sales compared to the prior year corresponding periods.

Product cost of goods sold were $114,848 in third quarter 2017 compared to $114,748 in third quarter 2016, and nine months 2017 product cost of goods sold were $245,523 compared to $245,581 in nine months 2016. Product cost of goods sold includes $560 and $522 of certain deferred compensation expenses in third quarter 2017 and 2016, respectively, and $1,845 and $816 of certain deferred compensation expenses in nine months 2017 and 2016, respectively. These deferred compensation expenses principally result from the changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Adjusting for the aforementioned, product cost of goods sold increased from $114,226 in third quarter 2016 to $114,288 in third quarter 2017, an increase of $62 or 0.1%; but decreased from $244,765 in nine months 2016 to $243,678 in nine months 2017, a decrease of $1,087 or 0.4%. As a percentage of net product sales, adjusted product cost of goods sold was 62.7% and 61.6% in third quarter 2017 and 2016, respectively, an unfavorable increase of 1.1%; and adjusted product cost of goods sold was 62.4% and 62.3% in nine months 2017 and 2016, respectively, an unfavorable increase of 0.1%. Adjusted cost of goods sold as a percent of sales reflects higher ingredients costs, but some of these higher costs were mitigated by continuing improvements in manufacturing operating efficiencies driven by capital improvements and ongoing cost containment programs. Adjusted costs of goods sold in prior year third quarter and nine months 2016 were adversely affected by higher manufacturing costs relating to uncertainties surrounding certain changes in state and national product labeling.

Selling, marketing and administrative expenses were $33,095 in third quarter 2017 compared to $32,101 in third quarter 2016, and nine months 2017 selling, marketing and administrative expenses were $86,122 compared to $81,772 in nine months 2016.  Selling, marketing and administrative expenses includes $1,717 and $1,439 of certain deferred compensation expenses in third quarter 2017 and 2016, respectively, and $5,131 and $2,266 of certain deferred compensation expenses in nine months 2017 and 2016, respectively. As discussed above, these expenses principally result from changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years, and are not reflective of current operating results. Adjusting for the aforementioned, selling, marketing and administrative expenses increased from $30,662 in third quarter 2016 to $31,378 in third quarter 2017, an increase of $716 or 2.3%; and adjusted selling, marketing and administrative expenses increased from $79,506 in nine months 2016 to $80,991 in nine months 2017, an increase of $1,485 or 1.9%.

As a percentage of net product sales, adjusted selling, marketing and administrative expenses increased from 16.5% in third quarter 2016 to 17.2% in 2017, an unfavorable increase of 0.7% as a percent of net sales, and adjusted selling, marketing and administrative expenses increased from 20.2% in nine months 2016 to 20.7% in nine months 2017, an unfavorable increase of 0.5% as a percent of net sales. Selling, marketing and administrative expenses include $12,699 and $11,620 for customer freight, delivery and warehousing expenses in third quarter 2017 and 2016, respectively, and $31,775 and $30,265 for customer freight, delivery and warehousing expenses in nine months 2017 and 2016, respectively. These expenses were 7.0% and 6.3% of net product sales in third quarter 2017 and 2016, respectively, and 8.1% and 7.7% of net product sales in nine months 2017 and 2016, respectively, and are the principal reasons for the above discussed increases in 2017 adjusted selling, marketing and administrative expenses.

Earnings from operations were $34,832 in third quarter 2017 compared to $39,273 in third quarter 2016, and were $60,864 in nine months 2017 compared to $67,786 in nine months 2016. Earnings from operations include $2,277 and $1,961 of certain deferred compensation expenses in third quarter 2017 and 2016, respectively, and include $6,976 and $3,082 of certain deferred compensation expenses in nine months 2017 and 2016, respectively, which are discussed above. Adjusting for these deferred compensation costs and expenses, operating earnings were $37,109 and $41,234 in third quarter 2017 and 2016, respectively, a decrease of $4,125 or 10.0%; and adjusted operating earnings were $67,840 and $70,868 in nine months 2017 and 2016, respectively, a decrease of $3,028 or 4.3%. As a percentage of net product sales, these adjusted operating earnings were 20.4% and 22.2% in third quarter 2017 and 2016, respectively, an unfavorable decrease of 1.8% as a percentage of net product sales; and as a percentage of net product sales, these adjusted operating earnings were 17.4% and 18.0% in nine months 2017 and 2016, respectively, an unfavorable decrease of 0.6%  as a percentage of net product sales. These declines in operating earnings principally reflect the adverse effects of lower sales, higher ingredient costs and increases in customer freight, delivery and warehousing expenses as discussed above. Management believes the presentation in this and the preceding paragraphs relating to amounts adjusted for deferred compensation expense are more reflective of the underlying operations of the Company.

Other income, net was $4,121 in third quarter 2017 compared to $1,943 in third quarter 2016, a favorable increase of $2,178; and other income, net, was $8,565 in nine months 2017 compared to $4,147 in nine months 2016, a favorable increase of $4,418. Other income, net for third quarter 2017 and 2016 includes net gains and investment income of $2,277 and $1,961, respectively, on trading securities which provide an economic hedge of the Company’s deferred compensation liabilities; and other income, net for nine months 2017 and 2016 includes net gains and investment income of $6,976 and $3,082, respectively, on trading securities relating to these programs. These changes in trading securities were substantially offset by a like amount of deferred compensation expense included in product cost of goods sold and selling, marketing, and administrative expenses in the respective periods as discussed above. Other income, net includes gains (losses) on foreign exchange of $1,082 and $(582) in third quarter 2017 and 2016, respectively, and $(527) and $(572) in nine months 2017 and 2016, respectively.

The consolidated effective tax rates were 31.0% and 30.6% in third quarter 2017 and 2016, respectively, and 29.8% and 31.1% in nine months 2017 and 2016, respectively. The lower effective tax rates for nine months 2017 compared to nine months 2016 principally reflect certain benefits resulting from filing amended federal and state income tax returns, including a state income tax carry forward benefit.

Net earnings attributable to Tootsie Roll Industries, Inc. were $26,933 (after $46 net loss attributed to non-controlling interests) in third quarter 2017 compared to $28,637 (after $40 net loss attributed to non-controlling interests) in third quarter 2016, and earnings per share were $0.43 and $0.45 in third quarter 2017 and 2016, respectively, a decrease of $0.02 per share, or 4%. Nine months 2017 net earnings attributable to Tootsie Roll Industries, Inc. were $48,879 (after $131 net loss attributed to non-controlling interests) compared to nine months 2016 net earnings of $49,669 (after $142 net earnings attributed to non-controlling interests), and net earnings per share were $0.77 in both nine months 2017 and nine months 2016. Earnings per share attributable to Tootsie Roll Industries, Inc. for third quarter and nine months 2017 did benefit from the reduction in average shares outstanding resulting from purchases in the open market by the Company of its common stock. Average shares outstanding decreased from 64,021 in third quarter 2016 to 62,986 in third quarter 2017, and from 64,205 in nine months 2016 to 63,286 in nine months 2017.

Goodwill and intangibles are assessed annually as of December 31 or whenever events or circumstances indicate that the carrying values may not be recoverable from future cash flows. The Company has not identified any triggering events, as defined, or other adverse information that would indicate a material impairment of its goodwill or intangibles in nine months 2017. There were also no impairments in the comparative nine months 2016 period or calendar 2016.

Beginning in 2012, the Company received periodic notices from the Bakery and Confectionery Union and Industry International Pension Plan (Plan), a multi-employer defined benefit pension plan for certain Company union employees, that the Plan’s actuary certified the Plan to be in “critical status”, the “Red Zone”, as defined by the Pension Protection Act (PPA) and the Pension Benefit Guaranty Corporation (PBGC), and that a plan of rehabilitation was adopted by the trustees of the Plan in 2012 (and was further amended in 2016). During 2015, the Company received notices that the Plan’s status was changed to “critical and declining status”, as defined by the PPA and PBGC, for the plan year beginning January 1, 2015, and that the Plan was projected to have an accumulated funding deficiency for the 2017 through 2024 plan years. A designation of “critical and declining status” implies that the Plan is expected to become insolvent in the next 20 years. In April 2017, the Company received new notices that the Plan remains in “critical and declining status” and is projected to become insolvent in 13 years. These notices also advise that the Plan trustees are considering the reduction or elimination of certain retirement benefits and may seek assistance from the PBGC.

Based on these updated notices, the Plan’s funded percentages (plan investment assets as a percentage of plan liabilities), as defined, were 57.0%, 62.8% and 65.1% as of January 1, 2016 (most recent valuation date available), 2015, and 2014, respectively (these valuation dates are as of the beginning of each Plan year). These funded percentages are based on actuarial values, as defined, and do not reflect the actual market value of Plan investments as of these dates. If the market value of investments had been used as of January 1, 2016, the funded percentage would be 53.0% (not 57.0%). As of the January 1, 2016 valuation date (most recent valuation available), 20% of Plan participants were current active employees, 51% were retired or separated from service and receiving benefits, and 29% were retired or separated from service and entitled to future benefits. The number of current active employee Plan participants as of January 1, 2016 fell 2% from the previous year and 4% over the past two years. When compared to the Plan valuation date of January 1, 2011 (five years earlier), current active employees participants have declined 31%, whereas participants who were retired or separated from service and receiving benefits increased 6% and participants who were retired or separated from service and entitled to future benefits increased 8%. The bankruptcy of a major participating employer in the Plan contributed to the above discussed Plan results. The Internal Revenue Service recently issued updated mortality tables (increasing life expectancy) effective January 1, 2018 which will likely increase the Plan’s liabilities and further decrease the above discussed funding percentages.

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

The Company’s existing labor contract with the local union commits the Company’s participation in this Plan. The Company’s labor contract expired on September 30, 2017 but has provisions for automatic extensions unless the one of the parties provides a 60 day notice that they will not extend. Both parties are currently continuing under this automatic extension provision. The amended rehabilitation plan, which continues, requires that employer contributions include 5% compounded annual surcharge increases each year for an unspecified period of time beginning in 2012 as well as certain plan benefit reductions. The Company’s pension expense for this Plan for calendar years 2016 and 2015 was $2,541 and $2,574, respectively. The aforementioned expense includes surcharges of $542 and $447 in calendar years 2016 and 2015, respectively, as required under the plan of rehabilitation as amended. The Company’s pension expense for this Plan for nine months 2017 and 2016 was $2,064 and $1,959 respectively, which includes surcharges of $517 and $417 respectively.

During third quarter 2017, Plan representatives informed the Company that they had received preliminary approval from the PBGC that would transform the Plan into a “hybrid plan” which would comprise both an “old pool” and a “new pool” for participating employers. The “hybrid plan” would allow current participating employers to enter a “new pool” and withdraw from the “old pool” if they agree to 30 years of additional annual installment payments to discharge their existing withdrawal liability of the “old pool”. The “new pool” option would provide certain protections from future withdrawal liabilities and reduced surcharges relating to future plan contributions, but would require employers to remain a participating employer in the “new pool” Plan for 30 years. The Plan believes that this “hybrid plan” as restructured will avoid insolvency. If the Company were to exercise this option, it would be required to make additional annual installment payments (which are in addition to the annual pension expense and surcharges discussed above) to the Plan of $2.1 million for 30 years ($63.0 million total) beginning in 2019, or a lump-sum payment of approximately $40.7 million in 2019. The Company is currently evaluating this proposal with its actuaries and legal counsel. If the Company were to decide to enter this “hybrid plan” agreement, it would record a charge to net after-tax earnings of approximately $25.6 million which reflects the aforementioned lump-sum pre-tax payment of $40.7 million (or the present value of the $2.1 million annual payments for 30 years discussed above), net of the Company’s estimated future income tax benefits.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows provided by operating activities were $18,420 and $47,032 in nine months 2017 and 2016, respectively, a decrease of $28,612. The decrease in nine months 2017 cash flows from operating activities principally reflects the timing of sales and collections of account receivables including the effects of seasonal (pre-Halloween) sales payment terms, the effects of higher finished goods inventories at September 30, 2017 reflecting the timing of pre-Halloween shipments during the comparative September and October periods, and changes in other receivables primarily due to increased broker margin deposit requirements on commodity hedges.

Net cash used in investing activities was $42,166 in nine months 2017 compared to $34,267 in nine months 2016. Cash flows from investing activities reflect $51,935 and $45,298 of purchases of available for sale securities during nine months 2017 and 2016, respectively, and $21,328 and $26,517 of sales and maturities of available for sale securities during nine months 2017 and 2016, respectively. Nine months 2017 and 2016 investing activities include capital expenditures of $11,699 and $13,067, respectively. All capital expenditures in 2017 are expected to be funded from the Company’s cash flow from operations and internal sources. In addition, Company management has committed approximately $15,000 to a manufacturing plant rehabilitation upgrade and expansion of one of its manufacturing facilities in the U.S.A. Management anticipates capital outlays for this project to approximate  $500 in 2017, $6,000 in 2018, $6,000 in 2019 and $2,500 in 2020.

The Company’s consolidated financial statements include bank borrowings of $404 and $447 at September 30, 2017 and 2016, respectively, all of which relates to its two majority-owned and controlled Spanish companies. The Company had no other outstanding bank borrowings at September 30, 2017.

Financing activities include Company common stock purchases and retirements of $30,027 and $26,293 in nine months 2017 and 2016, respectively. Cash dividends of $16,965 and $16,694 were paid in nine months 2017 and 2016, respectively.

The Company’s current ratio (current assets divided by current liabilities) was 3.8 to 1 at September 30, 2017 compared to 4.7 to 1 at December 31, 2016 and 3.6 to 1 at September 30, 2016. Net working capital was $217,650 at September 30, 2017 compared to $235,739 and $202,304 at December 31, 2016 and September 30, 2016, respectively.

The aforementioned net working capital amounts are principally reflected in aggregate cash and cash equivalents and short-term investments of $123,784 at September 30, 2017 compared to $186,658 and $122,144 at December 31, 2016 and September 30, 2016, respectively. In addition, long term investments, principally debt securities comprising corporate and municipal bonds were $193,991 at September 30, 2017, as compared to $164,665 and $189,956 at December 31, 2016 and September 30, 2016, respectively. Aggregate cash and cash equivalents and short and long-term investments were $317,775, $351,323, and $312,100, at September 30, 2017, December 31, 2016 and September 30, 2016, respectively. The aforementioned includes $75,094, $67,995, and $66,085 at September 30, 2017, December 31, 2016 and September 30, 2016, respectively, relating to trading securities which are used as an economic hedge for the Company’s deferred compensation liabilities. Investments in corporate and municipal bonds, variable rate demand notes, and other debt securities that matured during nine months 2017 and 2016 were generally used to purchase the Company’s common stock or were replaced with debt securities of similar maturities.

The Company periodically contributes to a VEBA trust, managed and controlled by the Company, to fund the estimated future costs of certain employee health, welfare and other benefits. The Company is currently using these VEBA funds to pay the actual cost of such benefits through most of 2017. The VEBA trust held $602, $3,027 and $3,379 of aggregate cash and cash equivalents at September 30, 2017, December 31, 2016 and September 30, 2016, respectively. This asset value is included in prepaid expenses in the Company’s Consolidated Statement of Financial Position. These assets are categorized as Level 1 within the fair value hierarchy. The Company is planning to make a contribution to this VEBA in the range of $10,000 to $15,000 in fourth quarter 2017. This contribution would result in the prepayment of these employee benefits.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, the Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2017 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the Company’s purchases of its common stock during the quarter ended September 30, 2017:

				Approximate Dollar
	(a) Total		Shares	Value of Shares that
	Number of	(b) Average	Purchased as Part of	May Yet Be Purchased
	Shares	Price Paid per	Publicly Announced Plans	Under the Plans
Period	Purchased	Share	Or Programs	or Programs

Jul 1 to Jul 31	116,012	$35.78	Not Applicable	Not Applicable

Aug 1 to Aug 31	156,575	36.56	Not Applicable	Not Applicable

Sep 1 to Sep 30	-	-	Not Applicable	Not Applicable

Total	272,587	$36.23	Not Applicable	Not Applicable

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

TOOTSIE ROLL INDUSTRIES, INC.

Date:	November 7, 2017	BY:	/S/ELLEN R. GORDON
Ellen R. Gordon
Chairman and Chief
Executive Officer

Date:	November 7, 2017	BY:	/S/G. HOWARD EMBER, JR.
G. Howard Ember, Jr.
Vice President Finance and
Chief Financial Officer