Form 10-K
period 2017-12-31
TOOTSIE ROLL INDUSTRIES INC
filed 2018-03-01
CIK 98677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

☒
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

As of February 15, 2018, there were outstanding 37,701,872 shares of Common Stock par value $.69-4/9 per share, and 24,891,136 shares of Class B Common Stock par value $.69-4/9 per share.

As of June 30, 2017, the aggregate market value of the Common Stock (based upon the closing price of the stock on the New York Stock Exchange on such date) held by non-affiliates was approximately $604,596,000. Class B Common Stock is not traded on any exchange, is restricted as to transfer or other disposition, but is convertible into Common Stock on a share-for-share basis. Upon such conversion, the resulting shares of Common Stock are freely transferable and publicly traded. Assuming all 24,891,136 shares of outstanding Class B Common Stock were converted into Common Stock, the aggregate market value of Common Stock held by non-affiliates on June 30, 2017 (based upon the closing price of the stock on the New York Stock Exchange on such date) would have been approximately $753,775,000. Determination of stock ownership by non-affiliates was made solely for the purpose of this requirement, and the Registrant is not bound by these determinations for any other purpose.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Definitive Proxy Statement for the Company’s Annual Meeting of Shareholders (the “2018 Proxy Statement”) scheduled to be held on May 7, 2018 are incorporated by reference in Part III of this report.

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

The Company did not have a material backlog of firm orders at the end of the calendar years 2017 or 2016.

The Company experienced higher costs for ingredients in 2017 compared to 2016. The Company had increased price realization on its unit selling prices in 2016,  and has made progress toward restoring margins to their historical levels before the increases in commodity and other input costs in past years.

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

From time to time, the Company also changes the size and weight of certain of its products in response to significant changes in ingredient and other input costs.

The Company does not hold any material patents, licenses, franchises or concessions. The Company’s major trademarks are registered in the United States, Canada, Mexico and in many other countries. Continued trademark protection is of material importance to the Company’s business as a whole.

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

Sales revenues from Wal-Mart Stores, Inc. aggregated approximately 24.0%, 23.3%, and 23.7% of net product sales during the years ended December 31, 2017, 2016 and 2015, respectively. Some of the aforementioned sales to Wal-Mart are sold to McLane Company, a large national grocery wholesaler, which services and delivers certain of the Company’s products to Wal-Mart and other retailers in the U.S.A. Net product sales revenues from McLane, which includes these Wal-Mart sales as well as sales and deliveries to other Company customers, were 16.9% in 2017 and 16.3% in 2016 and 16.7% in 2015. Although no customer other than McLane Company, Inc. and Wal-Mart Stores, Inc. accounted for more than 10% of net product sales, the loss of one or more significant customers could have a material adverse effect on the Company’s business.

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

ITEM 1A.            Risk Factors.

Significant factors that could impact the Company’s financial condition or results of operations include, without limitation, the following:

•

Risk related to freight and delivery of products to customers – The Company has experienced increasing freight and delivery costs which are driven by a shortage of delivery trucks and truck drivers. The Company expects this trend of higher over-the-road truck freight and delivery expenses to continue in 2018, and uncertainties exist as to how this imbalance of supply and demand will be resolved. The Company may not be able to offset these cost increases or pass such cost increases onto customers in the form of price increases, or the Company may not be able to make timely delivery of products to its customers, all of which could have an adverse impact on the Company’s results of operations and financial condition.

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

•

Risk of dependence on large customers - The Company’s largest customer, Wal-Mart Stores, Inc., accounted for approximately 24.0% of net product sales in 2017, and other large national chains are also material to the

Company’s sales. The loss of Wal-Mart Stores, Inc. or one or more other large customers, or a material decrease in purchases by one or more large customers, could result in decreased sales and adversely impact the Company’s results of operations and financial condition.

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

•

Risks relating to participation in the multi-employer pension plan for certain Company union employees - As outlined in the Notes to the Consolidated Financial Statements and discussed in the Management’s Discussion and Analysis , the Company participates in a multi-employer pension plan (Plan) which is currently in “critical and declining status”, as defined by applicable law. A designation of “critical and declining status” implies that the Plan is expected to become insolvent by the year 2030. Under terms of a rehabilitation plan, the Company is to be assessed 5% annual compounded surcharges on its contributions to the Plan until such time as the Plan emerges from critical status. Should the Company withdraw from the Plan, it would be subject to a significant withdrawal liability which is discussed in Note 7 of the Company’s Notes to Consolidated Financial Statements and Management’s Discussion and Analysis. The Company is currently unable to determine the ultimate outcome of this matter and therefore, is unable to determine the effects on its consolidated financial statements, but, the ultimate outcome could be material to its consolidated results of operations in one or more future periods.

•

Risk of new governmental laws and regulations - Governmental laws and regulations, including those that affect food advertising and marketing to children, use of certain ingredients in products, new labeling requirements, income and other taxes and tariffs, including the effects of possible changes to international trade agreements that could affect products manufactured in Canada and sold in the U.S.A. and imported raw materials, new taxes targeted toward confectionery products and the environment, both in and outside the U.S.A., are subject to change over time, which could adversely impact the Company’s results of operations and ability to compete in domestic or foreign marketplaces.

•

Risk of labor stoppages - To the extent the Company experiences any significant labor stoppages, such disputes or strikes could negatively affect shipments from suppliers or shipments of finished product. The Company’s union labor agreement at its Chicago plant is currently in negotiations and the Company is operating under an extension of its prior labor agreement. The Company anticipates that a new five year agreement will be completed in the first or second quarter of 2018. This timeline is generally consistent with prior contract negotiations.

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

•

Risk of the cost of energy increasing - Higher energy costs would likely result in higher plant overhead, distribution, freight and other operating costs. The Company may not be able to offset these cost increases or pass such cost increases onto customers in the form of price increases, which could have an adverse impact on the Company’s results of operations and financial condition.

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

•

Risk related to investments in marketable securities - The Company invests its surplus cash in a diversified portfolio of highly rated marketable securities, including corporate and tax exempt municipal bonds, with maturities of generally up to three years,  and variable rate demand notes with weekly resets of interest rates and “puts’ to redeem the investment each week. Nonetheless, such investments could become impaired in the event of certain adverse economic and/or geopolitical events which, if severe, would adversely affect the Company’s financial condition.

•

Disruption to the Company’s supply chain could impair the Company’s ability to produce or deliver its finished products, resulting in a negative impact on operating results - Disruption to the manufacturing operations or supply chain, some of which are discussed above, could result from, but are not limited to natural disasters, pandemic outbreak of disease, weather, fire or explosion, earthquakes, terrorism or other acts of violence, unavailability of ingredients or packaging materials, labor strikes or other labor activities, operational and/or financial instability of key suppliers, and other vendors or service providers. Although precautions are taken to mitigate the impact of possible disruptions, if the Company is unable, or if it is not financially feasible to effectively mitigate the likelihood or potential impact of such disruptive events, the Company’s results of operations and financial condition could be negatively impacted.

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

•

Risk of further losses in Spain – The Company has restructured its Spanish subsidiaries and is exploring a variety of programs to increase sales and profitability. However, the outcome of these efforts thus far have not been successful and additional losses and impairments are likely to be reported from these business units. See also Management’s Discussion and Analysis.

•

Risk of “slack fill” litigation - The Company, as well as other confectionary and food companies, have experienced an increasing number of plaintiff claims that certain products are sold in boxes that are not completely full, and therefore such “slack filled” products are misleading, and even deceptive, to the consumer. Although the Company believes that these claims are without merit, the Company could be exposed to significant legal fees to defend its position, and in the event that it is not successful, could be subject to fines and costs of settlement, including class action settlements.

•

The Company is a controlled company due to the common stock holdings of the Gordon family - The Gordon family’s share ownership represents a majority of the combined voting power of all classes of the Company’s common stock as of December 31, 2017. As a result, the Gordon family has the power to elect the Company’s directors and approve actions requiring the approval of the shareholders of the Company.

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

None.

PART II

ITEM 5.               Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the New York Stock Exchange. The Company’s Class B common stock is subject to restrictions on transferability. The Class B common stock is convertible at the option of the holder into shares of common stock on a share-for-share basis. As of March 1, 2018, there were approximately 2,600 and 1,000 registered holders of record of common and Class B common stock, respectively. In addition, the Company estimates that as of March 1, 2018 there were 12,500 and 4,300 beneficial holders of common and Class B common stock, respectively.

The following table sets forth information about the shares of its common stock the Company purchased on the open market during the fiscal quarter ended December 31, 2017:

Issuer Purchases of Equity Securities

			Total Number of	Maximum Number (or
	Total	Average	Shares Purchased	Approximate Dollar Value)
	Number	Price	as Part of Publicly	of Shares that May Yet
	of Shares	Paid per	Announced Plans	be Purchased Under the
Period	Purchased	Share	or Programs	Plans or Programs

Oct 1 to Oct 31	—	$—	Not Applicable	Not Applicable
Nov 1 to Nov 30	54,631	36.36	Not Applicable	Not Applicable
Dec 1 to Dec 31	58,028	36.45	Not Applicable	Not Applicable
Total	112,659	$36.40

While the Company does not have a formal or publicly announced Company common stock purchase program, the Company repurchases its common stock on the open market from time to time as authorized by the Board of Directors.

Quarterly Stock Prices and Dividends

The high and low quarterly prices for the Company’s common stock, as reported on the New York Stock Exchange and quarterly dividends in 2017 and 2016 were:

	2017				2016
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

High	$38.45	$38.00	$38.90	$40.55	$41.55	$38.44	$39.54	$34.98
Low	34.75	34.95	34.45	37.00	34.35	36.48	34.08	30.41
Dividends per share	0.09	0.09	0.09	0.09	0.09	0.09	0.09	0.09

NOTE: In addition to the above cash dividends, a 3% stock dividend was issued on April 17, 2017 and April 8, 2016.

Performance Graph

The following performance graph compares the cumulative total shareholder return on the Company’s common stock for a five-year period (December 31, 2012 to December 31, 2017) with the cumulative total return of Standard & Poor’s 500 Stock Index (“S&P 500”) and the Dow Jones Industry Food Index (“Peer Group,” which includes the Company), assuming (i) $100 invested on December 31 of the first year of the chart in each of the Company’s common stock, S&P 500 and the Dow Jones Industry Food Index and (ii) the reinvestment of cash and stock dividends.

ITEM 6.               Selected Financial Data.

Five Year Summary of Earnings and Financial Highlights

(Thousands of dollars except per share, percentage and ratio figures)

	2017	2016	2015	2014	2013
Sales and Earnings Data
Net product sales	$515,674	$517,373	$536,692	$539,895	$539,627
Product gross margin	189,750	197,083	196,602	198,962	188,667
Interest expense	144	105	76	99	92
Provision for income taxes	3,907	30,593	26,451	28,434	23,634
Net earnings attributable to Tootsie Roll Industries, Inc.	80,864	67,510	66,089	63,298	60,849
% of net product sales	15.7%	13.0%	12.3%	11.7%	11.3%
% of shareholders’ equity	11.0%	9.5%	9.5%	9.2%	8.9%
Per Common Share Data (1)
Net earnings attributable to Tootsie Roll Industries, Inc.	$1.28	$1.05	$1.02	$0.96	$0.91
Cash dividends declared	0.36	0.36	0.35	0.32	0.32
Stock dividends	3%	3%	3%	3%	3%
Additional Financial Data (1)
Working capital	$207,132	$235,739	$221,744	$200,162	$179,990
Net cash provided by operating activities	42,973	98,550	91,073	88,769	109,823
Net cash provided by (used in) investing activities	(9,343)	(51,884)	(8,523)	(30,459)	(47,963)
Net cash used in financing activities	(56,881)	(51,387)	(53,912)	(44,664)	(37,425)
Property, plant & equipment additions	16,673	16,090	15,534	10,704	15,752
Net property, plant & equipment	178,972	180,905	184,586	190,081	196,916
Total assets	930,946	920,101	908,983	910,386	888,409
Long-term debt	7,500	7,500	7,500	7,500	7,500
Total Tootsie Roll Industries, Inc. shareholders’ equity	733,840	711,364	698,183	690,809	680,305
Average shares outstanding	63,179	64,086	65,103	66,020	66,857

(1)	Per common share data and average shares outstanding adjusted for annual 3% stock dividends.

ITEM 7.               Management’s Discussion and Analysis of Financial Condition and Results of Operations.

                            (Thousands of dollars except per share, percentage and ratio figures)

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

FINANCIAL CONDITION

The Company’s overall financial position remains strong as a result of net earnings increasing from $67,318 in 2016 to 80,654 in 2017, and aggregate cash, cash equivalents, and investments, including long-term investments, of $328,430 at December 31, 2017. Cash flows from 2017 operating activities totaled $42,973 and are discussed in the section entitled Liquidity and Capital Resources.  During 2017, the Company paid cash dividends of $22,621, purchased and retired $34,133 of its outstanding shares, and made capital expenditures of $16,673.

The Company’s net working capital was $207,132 at December 31, 2017 compared to $235,739 at December 31, 2016 which generally reflects lower aggregate cash, cash equivalents and short-term investments. As of December 31, 2017, the Company’s total cash, cash equivalents and investments, including all long-term investments in marketable securities, was $328,430 compared to $351,323 at December 31, 2016, a decrease of $22,893, which generally reflects increases in prepaid expenses and current income taxes receivable as well as payments of deferred compensation in 2017. The aforementioned includes $60,520 and $67,995 in trading securities as of December 31, 2017 and 2016, respectively. The Company invests in trading securities to provide an economic hedge for its deferred compensation liabilities, as further discussed herein and in Note 7 of the Company’s Notes to Consolidated Financial Statements.

Shareholders’ equity increased from $711,364 at December 31, 2016 to $733,840 as of December 31, 2017, principally reflecting 2017 net earnings of $80,864, less cash dividends of $22,621, share repurchases of $34,133,  and an increase in accumulated other comprehensive loss, primarily foreign translation, of $1,545 during 2017.

The Company has a relatively straight-forward financial structure and has historically maintained a conservative financial position. Except for an immaterial amount of operating leases, the Company has no special financing arrangements or “off-balance sheet” special purpose entities. Cash flows from operations plus maturities of short-term investments are expected to be adequate to meet the Company’s overall financing needs, including capital expenditures, in 2018. Periodically, the Company considers possible acquisitions, and if the Company were to pursue and complete such an acquisition, that could result in bank borrowings or other financing.

RESULTS OF OPERATIONS

2017 vs. 2016

Twelve months 2017 consolidated net sales were $515,674 compared to $517,373 in twelve months 2016, a decrease of $1,699 or 0.3%. Twelve months 2017 consolidated sales were adversely affected by currency translation of $2,047 due to a stronger U.S. dollar in 2017 compared to 2016, principally relating to the Company’s Mexican subsidiary.  Fourth quarter 2017 net sales were $125,179 compared to $124,279 in fourth quarter 2016, an increase of $900 or 0.7%. Unfavorable foreign exchange, primarily Mexico, also contributed to lower sales in fourth quarter 2017 compared to the prior year corresponding period. The Company’s unit selling prices and price realization in 2017 was consistent with 2016. The

Company’s sales results in the United States continue to reflect the challenges of many of the Company’s retail customers including their profit margin pressures and other competitive factors.

Product cost of goods sold were $325,924 in 2017 compared to $320,290 in 2016, an increase of $5,634 or 1.8%. Product cost of goods sold includes $1,953 and $1,137 in certain deferred compensation expenses in 2017 and 2016, respectively. These deferred compensation expenses principally result from changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Adjusting for the aforementioned, product cost of goods sold increased from $319,153 in 2016 to $323,971 in 2017, an increase of $4,818 or 1.5%. As a percent of net product sales, these adjusted costs increased from 61.7% in 2016 to 62.8% in 2017, an unfavorable increase of 1.1% as a percent of net product sales. Higher costs for ingredients, packaging materials, and manufacturing plant overhead, including increases in wages, salaries and benefits, contributed to higher product cost of goods sold and adversely affected gross profit margins in 2017 compared to 2016. Continuing improvements in manufacturing plant efficiencies driven by capital investments and ongoing cost containment programs mitigated some of these higher costs and expenses. The Company is continuing its focus on capital expenditures that will result in operational efficiencies and cost reductions, as well as product improvements.

Selling, marketing and administrative expenses were $120,977 in 2017 compared to $107,377 in 2016, an increase of $13,600 or 12.7%. Selling, marketing and administrative expenses include $8,024 and $3,138 in certain deferred compensation expenses in 2017 and 2016, respectively. These deferred compensation expenses principally result from changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Adjusting for the aforementioned, these expenses increased from $104,239 in 2016 to $112,953 in 2017, an increase of $8,714 or 8.4%. As a percent of net product sales, these adjusted expenses increased from 20.1% of net product sales in 2016 to 21.9% of net product sales in 2017, a 1.7% unfavorable increase as a percentage of sales.

Selling, marketing and administrative expenses include freight, delivery and warehousing expenses. These expenses increased from $40,629 in 2016 to $43,973 in 2017, an increase of $3,344 or 8.2%. As a percent of net product sales, these adjusted expenses increased from 7.9% in 2016 to 8.5% in 2017, an unfavorable increase of 0.6% as a percent of net product sales. Increasing demand for over-the-road truck freight and delivery, and an imbalance in supply and demand for freight carriers, has resulted in higher prices for these services, particularly in fourth quarter 2017. There is a shortage of over-the-road trucks and truck drivers, and the Company expects these related cost pressures to continue in 2018. Increases in marketing and sales expenses relating to new product development and packaging changes to comply with product labeling requirements also contributed to higher selling, marketing and administrative expenses in 2017 compared to 2016, and these expenses also were much higher in fourth quarter 2017.

The Company has foreign operating businesses in Mexico, Canada and Spain, and exports products to many foreign markets. Such foreign sales were $43,452 and comprised 8% of the Company’s consolidated net product sales in 2017. In fourth quarter 2017, the Company recorded a pre-tax impairment charge of $2,371 relating to its Spanish subsidiaries. The Company currently has a 97% ownership of two Spanish companies (93% ownership at December 31, 2016). During 2017 and 2016, these Spanish subsidiaries incurred operating losses of $3,212 and $1,689, respectively, and the Company provided approximately $2,734 and $886, respectively, of additional cash to finance these losses. Company management expects the competitive and business challenges in Spain to continue and expects operating losses in 2018 and likely beyond; and these future losses will require additional cash financing.

The Company believes that the carrying values of its goodwill and trademarks have indefinite lives as they are expected to generate cash flows indefinitely. In accordance with current accounting guidance, these indefinite-lived intangible assets are assessed at least annually for impairment as of December 31 or whenever events or circumstances indicate that the carrying values may not be recoverable from future cash flows. No impairments were recorded in 2017, 2016 or 2015. Current accounting guidance provides entities an option of performing a qualitative assessment (a "step-zero" test) before performing a quantitative analysis. If the entity determines, on the basis of certain qualitative factors, that it is more-likely-than-not that the intangibles (goodwill and certain trademarks) are not impaired, the entity would not need to proceed to the two step impairment testing process (quantitative analysis) as prescribed in the guidance. During fourth quarter 2017, the Company performed a “step zero” test of its goodwill and certain trademarks, and concluded that there was no impairment based on this guidance. For the fair value assessment of certain trademarks where the “step-zero” analysis was not considered appropriate, impairment testing was performed in fourth quarter 2017 using discounted cash flows and estimated royalty rates. For these trademarks, holding all other assumptions constant at the test date, a 100 basis point increase in the discount rate or a 100 basis point decrease in the royalty rate would reduce the fair value of such trademarks by approximately 16% and 10%, respectively. Individually, a 100 basis point increase in the discount rate or a 100 basis point decrease in the royalty rate would not result in a potential impairment of these trademarks as of December 31, 2017.

Earnings from operations were $71,416 in 2017 compared to $92,414 in 2016, a decrease of $20,998. Earnings from operations include $9,977 and $4,275 in certain deferred compensation expense in 2017 and 2016, respectively, which are discussed above. Adjusting for these deferred compensation expenses, earnings from operations decreased from $96,689 in 2016 to $81,393 in 2017, a decrease of $15,296 or 15.8%. Twelve months results were adversely affected by lower gross profit margins, including the effects of higher costs and expenses for ingredients, packaging materials, and manufacturing plant overhead as discussed above. In addition, earnings from operations were also adversely affected by higher selling, marketing and administrative expenses, primarily freight and delivery, marketing and sales expenses relating to new product development and packaging changes to comply with product labeling requirements, and declines in foreign results and an impairment of foreign subsidiaries, all of which are discussed above. Many of these increased costs and expenses accelerated in fourth quarter 2017.

Management believes the comparisons presented in the preceding paragraphs, after adjusting for changes in deferred compensation, are more reflective of the underlying operations of the Company.

Other income, net was $13,145 in 2017 compared to $5,498 in 2016, an increase of $7,647. Other income, net principally reflects $9,977 and $4,275 of aggregate net gains and investment income on trading securities in 2017 and 2016, respectively. These trading securities provide an economic hedge of the Company’s deferred compensation liabilities; and the related net gains and investment income were offset by a like amount of expense in aggregate product cost of goods sold and selling, marketing, and administrative expenses in the respective years as discussed above. Other income, net includes investment income on available for sale securities, including variable rate demand notes, of $2,851 and $2,130 in 2017 and 2016, respectively. Other income, net also includes foreign exchange gains/(losses) of $259 and $(955) in 2017 and 2016, respectively.

In connection with enactment of the U.S. Tax Cuts and Jobs Act (Tax Reform Act) in December 2017, the Company recorded a favorable accounting adjustment of $20,318, or $0.32 per share, during the fourth quarter of 2017. This reflects the estimated benefit from the revaluation of net deferred income tax liabilities based on the new lower U.S. corporate income tax rate effective January 1, 2018. U.S. tax reform also includes a one-time toll charge resulting from the mandatory deemed repatriation of undistributed foreign earnings and profits. The Company determined that there were no net undistributed foreign earnings and profits subject to this toll charge. Based on SEC guidance in Staff Accounting Bulletin No. 118, the Company considers its accounting for the effects of U.S. tax reform to be provisional as of December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional regulatory guidance that may be issued by the Internal Revenue Service and state authorities.

The consolidated effective tax rate was 4.6% and 31.2% in 2017 and 2016, respectively. The principal drivers of the lower 2017 effective tax rate are the effects of U.S. tax reform and a worthless stock deduction relating to the Company’s Spanish subsidiaries, which favorably reduced the Company’s effective 2017 tax rate by 24.2% and 3.8%, respectively. A reconciliation of the differences between the U.S. statutory rate and these effective tax rates is provided in Note 4 of the Company’s Notes to Consolidated Financial Statements. At December 31, 2017 and 2016, the Company’s deferred tax assets include $3,740 and $6,346 of income tax benefits relating to its Canadian subsidiary tax loss carry-forwards which the Company expects to realize before their expiration dates (2029 through 2031). The Company utilized $2,606 and $1,776 of these tax carry-forward benefits in 2017 and 2016, respectively. The Company has concluded that it is more-likely-than-not that it would realize these deferred tax assets relating to its Canadian tax loss carry-forwards because it is expected that sufficient levels of taxable income will be generated during the carry-forward periods. The Company has provided a full valuation allowance on its Spanish subsidiaries’ tax loss carry-forward benefits of $3,038 and $2,106 as of December 31, 2017 and 2016, respectively, because the Company has concluded that it is not more-likely-than-not that these losses will be utilized before their expiration dates. The Spanish subsidiaries have a history of net operating losses and it is not known when and if they will generate taxable income in the future.

U.S. tax reform changes the United States approach to the taxation of foreign earnings to a territorial system by providing a one hundred percent dividends received deduction for certain qualified dividends received from foreign subsidiaries. These provisions of the U.S. tax reform significantly impact the accounting for the undistributed earnings of foreign subsidiaries, and as a result the Company intends to distribute approximately $10,000 of the earnings held in excess cash by its foreign subsidiaries in 2018. The costs associated with a future distribution, including foreign withholding taxes, are not material to the Company’s financial statements. After carefully considering these facts, the Company has determined that it will not be asserting permanent reinvestment of its foreign subsidiaries earnings as of December 31, 2017.

Net earnings attributable to Tootsie Roll Industries, Inc. were $80,864 in 2017 compared to $67,510 in 2016, and earnings per share were $1.28 and $1.05 in 2017 and 2016, respectively, an increase of $0.23 per share or 21.9%. The increase in earnings per share in 2017 principally resulted from U.S. tax reform ($20,318 or $.32 per share), however, many of the above discussed increases in input costs and operating expenses and the impairment of the Company’s Spanish subsidiaries adversely affected 2017 net earnings when compared to 2016. In addition, 2017 earning per share benefited from the reduction in average shares outstanding resulting from purchases of the Company’s common stock in the open market by the Company. Average shares outstanding decreased from 64,086 in 2016 to 63,179 in 2017.

Fourth quarter 2017 net earnings were $31,985 compared to $17,841 in fourth quarter 2016, and net earnings per share were $0.51 and $0.28 in fourth quarter 2017 and 2016, respectively, an increase of $0.23 or 82.1%. This increase was driven by the favorable accounting adjustment relating to U.S. tax reform of $20,318, or $0.32 per share. Higher input costs and expenses as discussed above also adversely affected fourth quarter results, and many of the input cost increases, primarily freight and delivery, accelerated in fourth quarter 2017 compared to fourth quarter 2016.

Beginning in 2012, the Company received periodic notices from the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union Pension Plan (Plan), a multi-employer defined benefit pension plan for certain Company union employees, that the Plan’s actuary certified the Plan to be in “critical status”, the “Red Zone”, as defined by the Pension Protection Act (PPA) and the Pension Benefit Guaranty Corporation (PBGC); and that a plan of rehabilitation was adopted by the trustees of the Plan in fourth quarter 2012. During 2015, the Company received notices that the Plan’s status was changed to “critical and declining status”, as defined by the PPA and PBGC, for the plan year beginning January 1, 2015, and that the Plan was projected to have an accumulated funding deficiency for the 2017 through 2024 plan years. A designation of “critical and declining status” implies that the Plan is expected to become insolvent in the next 20 years. In second quarter 2016, the Company received new notices that the Plan’s trustees adopted an updated Rehabilitation Plan effective January 1, 2016, and that the Plan remains in “critical and declining status” and is projected to become insolvent the year 2030. These new notices also advise that the Plan trustees were considering the reduction or elimination of certain retirement benefits and may seek assistance from the PBGC. Plans in “critical and declining status” may elect to suspend (temporarily or permanently) some benefits payable to all categories of participants, including retired participants, except retirees that are disabled or over the age of 80. Suspensions must be equally distributed and cannot drop below 110% of what would otherwise be guaranteed by the PBGC.

Based on these updated notices, the Plan’s funded percentage (plan investment assets as a percentage of plan liabilities), as defined, were 57.0%, 62.8%, and 65.1%  as of the most recent valuation dates available, January 1, 2016, 2015, and 2014, respectively (these valuation dates are as of the beginning of each Plan year). These funded percentages are based on actuarial values, as defined, and do not reflect the actual market value of Plan investments as of these dates. If the market value of investments had been used as of January 1, 2016 the funded percentage would be 53.0% (not 57.0%). The Plan’s market value of its investments declined by 3.7% and its unfunded vested benefits increased by 6.4% during 2016. As of the January 1, 2016 valuation date (most recent valuation available), only 20% of Plan participants were current active employees, 51% were retired or separated from service and receiving benefits, and 29% were retired or separated from service and entitled to future benefits. The number of current active employee Plan participants as of January 1, 2016 fell 2% from the previous year and 4% over the past two years. When compared to the Plan valuation date of January 1, 2011 (five years earlier), current active employees participants have declined 31%, whereas participants who were retired or separated from service and receiving benefits increased 6% and participants who were retired or separated from service and entitled to future benefits increased 8%. The bankruptcy of a major participating employer in the Plan contributed to the above discussed Plan results. The Company understands that the Plan is currently exploring additional restructuring measures which include incentives to participating employers in exchange for providing additional future cash contributions as well as suspension of certain retirement benefits.

The Company has been advised that its withdrawal liability would have been $82,200, $72,700, and $61,000 if it had withdrawn from the Plan during 2017, 2016 and 2015, respectively. The increase from 2016 to 2017 principally reflects a decrease in the PBGC interest rates, a decrease in the assets and increase in the Plan’s unfunded vested benefits during 2016 and the Company comprising a larger share of the Plan’s contribution base. Based on the above, including the Plan’s projected insolvency in the year 2030, management believes that the Company’s withdrawal liability will likely increase further in future years. Based on the Company’s actuarial study and certain provisions in ERISA and the law relating to withdrawal liability payments, management believes that the Company’s liability would likely be limited to twenty annual payments of $3,059 which have a present value in the range of $35,900 to $46,900 depending on the interest rate used to discount these payments. The aforementioned is based on a range of valuation interest rates which management understands is provided under the statute. Should the Company actually withdraw from the Plan at a future date, a withdrawal liability, which could be higher than the above discussed amounts, could be payable to the Plan.

The Company and the union are currently in labor contract negotiations and are continuing to operate under extensions of the recently expired contract which requires the Company’s continued participation in this Plan. The amended rehabilitation plan, which continues, requires that employer contributions include 5% compounded annual surcharge increases each year for an unspecified period of time beginning 2012 as well as certain plan benefit reductions. The Company’s pension expense for this Plan for 2017, 2016 and 2015 was $2,617,  $2,541 and $2,574, respectively. The aforementioned expense includes surcharges of $656,  $542 and $447 in 2017, 2016 and 2015, respectively, as required under the plan of rehabilitation as amended.

The Company is currently unable to determine the ultimate outcome of the above discussed multi-employer union pension matter and therefore is unable to determine the effects on its consolidated financial statements, but the ultimate outcome or the effects of any modifications to the current rehabilitation plan could be material to its consolidated results of operations or cash flows in one or more future periods. See also Note 7 in the Company’s Consolidated Financial Statements on Form 10-K for the year ended December 31, 2017.

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

Product cost of goods sold were $320,290 in 2016 compared to $340,090 in 2015, a decrease of $19,800 or 5.8%. Product cost of goods sold includes $1,137 and $497 in certain deferred compensation expenses in 2016 and 2015, respectively. These deferred compensation expenses principally result from changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Adjusting for the aforementioned, product cost of goods sold decreased from $339,593 in 2015 to $319,153 in 2016, a decrease of $20,440 or 6.0%. As a percent of net product sales, these adjusted costs decreased from 63.3% in 2015 to 61.7% in 2016, a favorable decrease of 1.6% as a percent of net product sales. Higher price realization on sales, continuing improvements in manufacturing plant efficiencies driven by capital investments, and ongoing cost containment programs contributed to this improvement in lower costs of goods sold and the resulting improvement in gross profit margins in twelve months 2016 compared to 2015. Higher costs for ingredients and additional manufacturing costs relating to changes in and uncertainties relating to product labeling requirements adversely affected gross profit margins in 2016. These higher manufacturing costs in 2016 include the effects of lower production volumes runs for many products in order to reduce and minimize finished goods inventory levels and additional costs to meet new product labeling requirements. This inventory reduction was in response to uncertainties surrounding changes in state and national labeling regulations and requirements during 2016. The Company is continuing its focus on cost reductions and savings, including savings resulting from capital investments, in order to achieve manufacturing efficiencies and productivity improvements. The Company has made progress on restoring margins to their historical levels before the increases in commodity and other input costs in past years.

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

The consolidated effective tax rate was 31.2% and 28.6% in 2016 and 2015, respectively. The lower effective tax rate for 2015 principally reflects benefits from favorable prior year income tax settlements, including a $1,066 release of an uncertain income tax liability resulting from a decision by a foreign court in second quarter 2015. The Company utilized $1,776 and $2,758 of its Canadian subsidiary’s tax carry-forward benefits in 2016 and 2015, respectively. The Company has provided a full valuation allowance on its Spanish subsidiaries’ tax loss carry-forward benefits of $2,106 and $1,834 as of December 31, 2016 and 2015, respectively, because the Company has concluded that it is not more-likely-than-not that these losses will be utilized before their expiration dates. The Company did not provide for U.S. federal or foreign withholding taxes on approximately $22,081 and $20,174 of foreign subsidiaries’ undistributed earnings as of December 31, 2016 and December 31, 2015, respectively, because such earnings were considered to be permanently reinvested. The Company estimates that the federal income tax liability on such undistributed earnings would approximate 30% of these amounts.

Net earnings attributable to Tootsie Roll Industries, Inc. were $67,510 in 2016 compared to $66,089 in 2015, and earnings per share were $1.05 and $1.02 in 2016 and 2015, respectively, an increase of $0.03 per share or 2.9%. As discussed above, net earnings principally benefited from higher price realization on domestic sales and cost and expense reductions, although higher ingredient costs, lower foreign operating income, and the adverse effects of lower sales mitigated some of these benefits. In addition, a lower effective income tax rate in prior year 2015 adversely affects the comparison to 2016 net earnings. Earnings per share in 2016 benefited from the reduction in average shares outstanding resulting from purchases of the Company’s common stock in the open market by the Company. Average shares outstanding decreased from 65,103 in 2015 to 64,086 in 2016. Fourth quarter 2016 net earnings were $17,841 compared to $19,705 in fourth quarter 2015, and net earnings per share were $.28 and $.30 in fourth quarter 2016 and 2015, respectively, a decrease of $.02 or 6%.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities were $42,973, $98,550 and $91,073 in 2017, 2016 and 2015, respectively. The $55,577 decrease in cash flows from operating activities from 2016 to 2017 primarily reflects increases in income taxes receivable and prepaid expenses and other assets; and  a decrease in income taxes payable and payments of deferred compensation during 2017. Cash flows in 2016 benefited from decreases in accounts receivable and inventories, net of a decrease in income taxes payable.

The Company manages and controls a VEBA trust, to fund the estimated future costs of certain union employee health, welfare and other benefits. A contribution of $20,024 was made to this trust during fourth quarter 2017; no contribution was made to the trust during 2016. The Company uses these funds to pay the actual cost of such benefits over each union contract period. At December 31, 2017 and 2016, the VEBA trust held $19,713 and $3,027, respectively, of aggregate cash and cash equivalents. This asset value is included in prepaid expenses and long-term other assets in the Company’s Consolidated Statement of Financial Position. These assets are categorized as Level 1 within the fair value hierarchy.

Cash flows from investing activities reflect capital expenditures of $16,673, $16,090, and $15,534 in 2017, 2016 and 2015, respectively. The changes in amounts each year principally reflects the timing of expenditures relating to plant manufacturing projects. Company management has recently committed approximately $15,000 to a manufacturing plant rehabilitation upgrade and expansion of one of its manufacturing plants in the U.S.A. Management’s projected cash outlays for this project are approximately $6,000 in each of 2018 and 2019 and  $3,000 in 2020. In addition, Company management has committed approximately $13,000 to new packaging lines in 2018 which will result in additional capital spending in 2018 in excess of historical levels. All capital expenditures are to be funded from the Company’s cash flow from operations and internal sources including available for sale securities.

Other than the bank loans and the related restricted cash of the Company’s Spanish subsidiaries, which are discussed in Note 1 of the Company’s Notes to Consolidated Financial Statements, the Company had no bank borrowings or repayments in 2015, 2016, or 2017, and had no outstanding bank borrowings as of December 31, 2016 or 2017. Nonetheless, the Company would consider bank borrowing or other financing in the event that a business acquisition is completed.

Financing activities include Company common stock purchases and retirements of $34,133, $29,093, and $33,004 in 2017, 2016 and 2015, respectively. Cash dividends of $22,621, $22,266, and $20,775 were paid in 2017, 2016 and 2015, respectively.

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

Provisions for bad debts are recorded as selling, marketing and administrative expenses. Write-offs of bad debts did not exceed 0.1% of net product sales in each of 2017, 2016 and 2015, and accordingly, have not been significant to the Company’s financial position or results of operations.

Customer freight and delivery, and finished goods warehousing and handling expenses are included in selling, marketing and administrative expenses.

The Company is continuing its review and evaluation of revenue recognition under new guidance (ASC 606, “Revenue with Contracts from Customers”) which is effective at the beginning of the first quarter 2018. The Company will adopt this new guidance via the modified retrospective approach with the initial adoption impacting opening retained earnings effective January 1, 2018. Company management does not believe that the adoption of this new guidance will have a material effect on its consolidated statements of earnings, but management is expecting to reduce certain accrued liabilities (and increase retained earnings) relating to variable consideration, as defined by the new guidance on its consolidated statement financial position (balance sheet) of January 1, 2018.

Intangible assets

The Company’s intangible assets consist primarily of goodwill and acquired trademarks.  In accordance with accounting guidance, goodwill and other indefinite-lived assets, trademarks, are not amortized, but are instead subjected to annual testing for impairment unless certain triggering events or circumstances are noted. The Company performs its annual impairment review and assessment as of December 31. All trademarks have been assessed by management to have indefinite lives because they are expected to generate cash flows indefinitely. The Company reviews and assesses certain trademarks (non-amortizable intangible assets) for impairment by comparing the fair value of each trademark with its carrying value. Current accounting guidance provides entities an option of performing a qualitative assessment (a "step-zero" test) before performing a quantitative analysis. If the entity determines, on the basis of certain qualitative factors, that it is more-likely-than-not that the intangibles (goodwill and certain trademarks) are not impaired, the entity would not need to proceed to the two step impairment testing process (quantitative analysis) as prescribed in the guidance. During fourth quarter 2017, the Company performed a “step zero” test of its goodwill and certain trademarks, and concluded that there was no impairment based on this guidance.

The Company determines the fair value of certain trademarks using discounted cash flows and estimates of royalty rates. If the carrying value exceeds fair value, such trademarks are considered impaired and is reduced to fair value. The Company utilizes third-party professional valuation firms to assist in the determination of valuation of such trademarks. Impairments have not generally been material to the Company’s historical operating results.

Cash flow projections require the Company to make assumptions and estimates regarding the Company’s future plans, including sales projections and profit margins, market based discount rates, competitive factors, and economic conditions; and the Company’s actual results and conditions may differ over time. A change in the assumptions relating to the impairment analysis including but not limited to a reduction in projected cash flows, the use of a different discount rate to discount future cash flows or a different royalty rate applied to such trademarks, could cause impairment in the future.

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

Other matters

In the opinion of management, other than contracts for foreign currency forwards and raw materials, including currency and commodity hedges and outstanding purchase orders for packaging, ingredients, supplies, and operational services, all entered into in the ordinary course of business, the Company does not have any significant contractual obligations or future commitments. The Company’s outstanding contractual commitments as of December 31, 2017, all of which are generally normal and recurring in nature, are summarized in the chart which follows below.

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

The potential change in fair value of commodity and foreign currency derivative instruments held by the Company at December 31, 2017, assuming a 10% change in the underlying contract price, was $1,476. The analysis only includes commodity and foreign currency derivative instruments and, therefore, does not consider the offsetting effect of changes in the price of the underlying commodity or foreign currency. This amount is not significant compared with the net earnings and shareholders’ equity of the Company.

Interest rates

Interest rate risks primarily relate to the Company’s investments in marketable securities with maturities dates of generally up to three years.

The majority of the Company’s investments, which are classified as available for sale, have historically been held until their maturity, which limits the Company’s exposure to interest rate fluctuations. The Company also invests in variable rate demand notes which have interest rates which are reset weekly and can be “put back” and sold each week through a remarketing agent, generally a large financial broker, which also substantially eliminates the Company’s exposure to interest rate fluctuations on the principal invested. The accompanying chart summarizes the maturities of the Company’s investments in debt securities at December 31, 2017.

Less than 1 year	$62,656
1 – 2 years	54,155
2 – 3 years	54,702
Over 3 years	83
Total	$171,596

The Company’s outstanding debt at December 31, 2017 and 2016 was $7,500 in an industrial revenue bond in which interest rates reset each week based on the current market rate. Therefore, the Company does not believe that it has significant interest rate risk with respect to its interest bearing debt.

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

From time to time, the Company may use foreign exchange forward contracts and derivative instruments to mitigate its exposure to foreign exchange risks, as well as those related to firm commitments to purchase equipment from foreign vendors. See Note 10 of the Company’s Notes to Consolidated Financial Statements for outstanding foreign exchange forward contracts as of December 31, 2017.

Open Contractual Commitments as of December 31, 2017:

		Less than	1 to 3	3 to 5	More than
Payable in	Total	1 Year	Years	Years	5 Years
Commodity hedges	$13,840	$11,468	$2,372	$—	$—
Foreign currency hedges	919	919	—	—	—
Purchase obligations	8,553	8,553	—	—	—
Interest bearing debt	7,500	—	—	—	7,500
Operating leases	5,481	1,025	1,770	1,083	1,603
Total	$36,293	$21,965	$4,142	$1,083	$9,103

Note: Commodity hedges and foreign currency hedges reflect the amounts at which the Company will settle the related contracts. The above amounts exclude deferred income tax liabilities of $41,457, liabilities for uncertain tax positions of $4,817, postretirement health care benefits of $13,497 and deferred compensation of $66,588 because the timing of payments relating to these items cannot be reasonably determined.

ITEM 7A.           Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included under the caption “Market Risk” in Item 7 above.

See also Note 1 of the Notes to Consolidated Financial Statements.

ITEM 8.               Financial Statements and Supplementary Data.

Management’s Report on Internal Control Over Financial Reporting

The management of Tootsie Roll Industries, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 (SEC) Rule 13a-15(f). Company management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 as required by SEC Rule 13a-15(c). In making this assessment, the Company used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on the Company’s evaluation under the COSO criteria, Company management concluded that its internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Tootsie Roll Industries, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes, as listed in the index appearing under Item 15(a)(1) and the financial statement schedule listed in the index appearing under Item 15(a)(2), of Tootsie Roll Industries, Inc. and its subsidiaries (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016,  and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it classifies deferred taxes in the Statement of Financial Position effective January 1, 2017.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/PricewaterhouseCoopers LLP

Chicago, Illinois

March 1, 2018

We have served as the Company’s auditor since 1968.

CONSOLIDATED STATEMENTS OF

Earnings and Retained Earnings

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES	(in thousands except per share data)

	For the year ended December 31,
	2017	2016	2015
Net product sales	$515,674	$517,373	$536,692
Rental and royalty revenue	3,615	3,727	3,420
Total revenue	519,289	521,100	540,112
Product cost of goods sold	325,924	320,290	340,090
Rental and royalty cost	972	1,019	889
Total costs	326,896	321,309	340,979
Product gross margin	189,750	197,083	196,602
Rental and royalty gross margin	2,643	2,708	2,531
Total gross margin	192,393	199,791	199,133
Selling, marketing and administrative expenses	120,977	107,377	108,051
Earnings from operations	71,416	92,414	91,082
Other income, net	13,145	5,498	1,496
Earnings before income taxes	84,561	97,912	92,578
Provision for income taxes	3,907	30,593	26,451
Net earnings	80,654	67,319	66,127
Less: Net earnings (loss) attributable to noncontrolling interests	(210)	(191)	38
Net earnings attributable to Tootsie Roll Industries, Inc.	$80,864	$67,510	$66,089

Net earnings attributable to Tootsie Roll Industries, Inc. per share	$1.28	$1.05	$1.02
Average number of shares outstanding	63,179	64,086	65,103

Retained earnings at beginning of period	$43,833	$52,349	$64,927
Net earnings attributable to Tootsie Roll Industries, Inc.	80,864	67,510	66,089
Cash dividends	(22,548)	(22,209)	(21,308)
Stock dividends	(44,924)	(53,817)	(57,359)
Retained earnings at end of period	$57,225	$43,833	$52,349

(The accompanying notes are an integral part of these statements.)

CONSOLIDATED STATEMENTS OF

Comprehensive Earnings

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES	(in thousands)

	For the year ended December 31,
	2017	2016	2015
Net earnings	$80,654	$67,319	$66,127

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	1,198	(3,816)	(4,145)

Pension and postretirement reclassification adjustment:
Unrealized gains (losses) for the period on postretirement and pension benefits	(1,009)	(688)	1,446
Less: reclassification adjustment for (gains) losses to net earnings	(1,462)	(1,642)	(1,451)
Unrealized gains (losses) on postretirement and pension benefits	(2,471)	(2,330)	(5)

Investments:
Unrealized gains (losses) for the period on investments	(300)	(151)	(428)
Less: reclassification adjustment for (gains) losses to net earnings	—	5	—
Unrealized gains (losses) on investments	(300)	(146)	(428)

Derivatives:
Unrealized gains (losses) for the period on derivatives	(1,410)	2,832	(3,814)
Less: reclassification adjustment for (gains) losses to net earnings	(107)	1,150	4,133
Unrealized gains (losses) on derivatives	(1,517)	3,982	319

Total other comprehensive income (loss), before tax	(3,090)	(2,310)	(4,259)
Income tax benefit (expense) related to items of other comprehensive income	1,545	(572)	(7)
Total comprehensive earnings	79,109	64,437	61,861
Comprehensive earnings (loss) attributable to noncontrolling interests	(210)	(191)	38
Total comprehensive earnings attributable to Tootsie Roll Industries, Inc.	$79,319	$64,628	$61,823

(The accompanying notes are an integral part of these statements.)

CONSOLIDATED STATEMENTS OF
Financial Position
TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES	(in thousands)

Assets

	December 31,
	2017	2016
CURRENT ASSETS:
Cash and cash equivalents	$96,314	$119,145
Restricted cash	406	382
Investments	41,606	67,513
Accounts receivable trade, less allowances of $1,921 and $1,884	47,354	42,964
Other receivables	5,425	3,299
Inventories:
Finished goods and work-in-process	31,922	34,631
Raw materials and supplies	22,905	22,900
Income taxes receivable	12,974	1,444
Prepaid expenses	12,014	5,702
Deferred income taxes	—	1,320
Total current assets	270,920	299,300
PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	21,962	22,081
Buildings	118,491	116,398
Machinery and equipment	381,665	369,802
Construction in progress	4,866	3,546
	526,984	511,827
Less—Accumulated depreciation	348,012	330,922
Net property, plant and equipment	178,972	180,905
OTHER ASSETS:
Goodwill	73,237	73,237
Trademarks	175,024	175,024
Investments	190,510	164,665
Split dollar officer life insurance	26,042	26,042
Prepaid expenses and other	15,817	602
Deferred income taxes	424	326
Total other assets	481,054	439,896
Total assets	$930,946	$920,101

(The accompanying notes are an integral part of these statements.)

(in thousands except per share data)

Liabilities and Shareholders’ Equity

	December 31,
	2017	2016
CURRENT LIABILITIES:
Accounts payable	$11,928	$10,320
Bank loans	440	336
Dividends payable	5,660	5,573
Accrued liabilities	45,157	46,300
Postretirement health care benefits	603	513
Deferred income taxes	—	519
Total current liabilities	63,788	63,561
NONCURRENT LIABILITIES:
Deferred income taxes	41,457	46,060
Bank loans	—	230
Postretirement health care benefits	12,894	11,615
Industrial development bonds	7,500	7,500
Liability for uncertain tax positions	4,817	5,185
Deferred compensation and other liabilities	66,686	74,412
Total noncurrent liabilities	133,354	145,002
TOOTSIE ROLL INDUSTRIES, INC. SHAREHOLDERS’ EQUITY:
Common stock, $.69-4/9 par value— 120,000 shares authorized— 37,960 and 37,701, respectively, issued	26,361	26,181
Class B common stock, $.69-4/9 par value— 40,000 shares authorized— 24,891 and 24,221, respectively, issued	17,285	16,820
Capital in excess of par value	656,752	646,768
Retained earnings	57,225	43,833
Accumulated other comprehensive loss	(21,791)	(20,246)
Treasury stock (at cost)— 85 shares and 83 shares, respectively	(1,992)	(1,992)
Total Tootsie Roll Industries, Inc. shareholders’ equity	733,840	711,364
Noncontrolling interests	(36)	174
Total equity	733,804	711,538
Total liabilities and shareholders’ equity	$930,946	$920,101

(The accompanying notes are an integral part of these statements.)

CONSOLIDATED STATEMENTS OF
Cash Flows
TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES	(in thousands)

	For the year ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$80,654	$67,319	$66,127
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	18,991	19,627	20,388
Deferred income taxes	(2,337)	199	255
Impairment of majority-owned Spanish subsidiaries	2,371	—	—
Amortization of marketable security premiums	2,386	2,830	3,105
Changes in operating assets and liabilities:
Accounts receivable	(4,012)	6,869	(8,929)
Other receivables	(3,146)	473	1,119
Inventories	1,558	4,183	7,530
Prepaid expenses and other assets	(22,052)	2,999	11,593
Accounts payable and accrued liabilities	(557)	(2,061)	3,839
Income taxes payable	(11,899)	(5,797)	(115)
Postretirement health care benefits	(1,192)	(1,216)	(903)
Deferred compensation and other liabilities	(17,792)	3,125	(12,936)
Net cash provided by operating activities	42,973	98,550	91,073
CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	(23)	—	1,149
Capital expenditures	(16,673)	(16,090)	(15,534)
Purchases of trading securities	(5,089)	(4,569)	(4,095)
Sales of trading securities	22,396	1,433	16,644
Purchase of available for sale securities	(89,364)	(81,835)	(61,951)
Sale and maturity of available for sale securities	79,410	49,177	55,264
Net cash used in investing activities	(9,343)	(51,884)	(8,523)
CASH FLOWS FROM FINANCING ACTIVITIES:
Shares purchased and retired	(34,133)	(29,093)	(33,004)
Dividends paid in cash	(22,621)	(22,266)	(20,775)
Proceeds from bank loans	2,162	2,760	—
Repayment of bank loans	(2,289)	(2,788)	(133)
Net cash used in financing activities	(56,881)	(51,387)	(53,912)

Effect of exchange rate changes on cash	420	(2,279)	(2,601)

Increase (decrease) in cash and cash equivalents	(22,831)	(7,000)	26,037
Cash and cash equivalents at beginning of year	119,145	126,145	100,108
Cash and cash equivalents at end of year	$96,314	$119,145	$126,145

Supplemental cash flow information:
Income taxes paid	$18,854	$36,365	$24,940
Interest paid	$68	$34	$17
Stock dividend issued	$69,739	$61,671	$57,220

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

Revenue recognition:

Products are sold to customers based on accepted purchase orders which include quantity, sales price and other relevant terms of sale. Revenue, net of applicable provisions for discounts, returns, allowances and certain advertising and promotional costs, including consumer coupons (price reduction), is recognized when products are delivered to customers and collectability is reasonably assured. Shipping and handling costs of $43,973,  $40,629, and $42,619 in 2017, 2016 and 2015, respectively, are included in selling, marketing and administrative expenses. Accounts receivable are unsecured.

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

Inventories:

Inventories are stated at cost, not to exceed market. The cost of substantially all of the Company’s inventories ($51,694 and $53,278 at December 31, 2017 and 2016, respectively) has been determined by the last-in, first-out (LIFO) method. The excess of current cost over LIFO cost of inventories approximates $18,825 and $17,574 at December 31, 2017 and 2016, respectively. The cost of certain foreign inventories ($4,423 and $4,253 at December 31, 2017 and 2016, respectively) has been determined by the first-in, first-out (FIFO) method. Rebates, discounts and other cash consideration received from vendors related to inventory purchases is reflected as a reduction in the cost of the related inventory item, and is, therefore, reflected in cost of sales when the related inventory item is sold.

Property, plant and equipment:

Depreciation is computed for financial reporting purposes by use of the straight-line method based on useful lives of 20 to 35 years for buildings and 5 to 20 years for machinery and equipment. Depreciation expense was $18,991,  $19,627 and $20,388 in 2017, 2016 and 2015, respectively.

Carrying value of long-lived assets:

The Company reviews long-lived assets to determine if there are events or circumstances indicating that the amount of the asset reflected in the Company’s balance sheet may not be recoverable. When such indicators are present, the Company compares the carrying value of the long-lived asset, or asset group, to the future undiscounted cash flows of the underlying assets to determine if impairment exists. If applicable, an impairment charge would be recorded to write down the carrying value to its fair value. The determination of fair value involves the use of estimates of future cash flows that involve considerable management judgment and are based upon assumptions about expected future operating performance. The actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance, and economic conditions. In fourth quarter 2017, the Company recorded a charge of $2,371 relating to the impairment of assets of a foreign subsidiary which is included in selling, marketing and administrative expense. No impairment charges of long-lived assets were recorded by the Company during 2016 and 2015.

Postretirement health care benefits:

The Company provides certain postretirement health care benefits to a group of “grandfathered” corporate office and management employees. The cost of these postretirement benefits is accrued during the employees’ working careers. See Note 7 of the Company’s Notes to Consolidated Financial Statements for additional information. The Company also provides split dollar life benefits to certain executive officers. The Company records an asset equal to the cumulative insurance premiums paid that will be recovered upon the death of covered employees or earlier under the terms of the plan. No premiums were paid in 2017, 2016 and 2015. Certain split dollar agreements were terminated during 2015 which resulted in the full repayment to the Company of all of the cumulative premiums previously paid on these policies. No split dollar agreements were terminated during 2016 or 2017. During 2015, the Company received $7,591 of such repayments which was recorded as a reduction in the carrying value of Split Dollar Officer Life Insurance.

Goodwill and indefinite-lived intangible assets:

In accordance with authoritative guidance, goodwill and intangible assets with indefinite lives are not amortized, but rather reviewed and tested for impairment at least annually unless certain interim triggering events or circumstances require more frequent testing. All trademarks have been assessed by management to have indefinite lives because they are expected to generate cash flows indefinitely. Management believes that all assumptions used for the impairment review and testing are consistent with those utilized by market participants performing similar valuations. No impairments of intangibles, including trademarks and goodwill, were recorded in 2017, 2016 or 2015.

Current accounting guidance provides entities an option of performing a qualitative assessment (a "step-zero" test) before performing a quantitative analysis. If the entity determines, on the basis of certain qualitative factors, that it is more-likely-than-not that the intangibles (goodwill and certain trademarks) are not impaired, the entity would not need to proceed to the two step impairment testing process (quantitative analysis) as prescribed in the guidance. During fourth quarter 2017, the Company performed a “step zero” test of its goodwill and certain trademarks, and concluded that there was no impairment based on this guidance.  Impairment testing of certain trademarks where the “step-zero” analysis was not considered appropriate was  performed in fourth quarter 2017 using discounted cash flows and estimated royalty rates.

Income taxes:

Deferred income taxes are recorded and recognized for future tax effects of temporary differences between financial and income tax reporting. The Company records valuation allowances in situations where the realization of deferred tax assets is not more-likely-than-not.

Further information regarding U.S. tax reform and other income tax matters are included in Note 4 of the Company’s Notes to Consolidated Financial Statements.

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

VEBA trust:

The Company maintains a VEBA trust managed and controlled by the Company, to fund the estimated future costs of certain employee health, welfare and other benefits. The Company made a $20,024 contribution to the VEBA trust in fourth quarter 2017 but no contribution were made to the trust in 2016. The Company will be using the VEBA trust funds to pay the actual cost of such benefits through 2022. At December 31, 2017 and 2016,  the VEBA trust held $19,713 and $3,027, respectively, of aggregate cash and cash equivalents. This asset value is included in prepaid expenses and long-term other assets in the Company’s Consolidated Statement of Financial Position. These assets are categorized as Level 1 within the fair value hierarchy.

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

Recent accounting pronouncements:

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09 that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company has substantially completed its evaluation of the new guidance, and based upon this evaluation, the Company does not believe that the adoption of this new guidance will have a material effect on its consolidated statements of earnings, but management is expecting to reduce certain accrued liabilities (and increase retained earnings) relating to variable consideration, as defined by the new guidance on its consolidated statement of financial position (balance sheet). The Company is adopting the new standard effective January 1, 2018 (first quarter 2018), on a “modified retrospective” basis.

In January 2016, the FASB issued ASU 2016-01 which modifies certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. The Company does not expect this standard will have a significant impact on the Company’s consolidated financial statements upon adoption.

In February 2016, the FASB issued ASU 2016-02 which amends existing guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. This ASU also provides clarifications surrounding the presentation of the effects of leases in the income statement and statement of cash flows. This guidance will be effective for the Company on January 1, 2019. The Company owns substantially all of its real and personal property and does not expect this standard will have a significant impact on the Company’s consolidated financial statements upon adoption.

In April 2016, the FASB issued ASU 2016-10, which contains amendments to the new revenue recognition standard on identifying performance obligations and accounting for licenses of intellectual property. The amendments related to identifying performance obligations clarify when a promised good or service is separately identifiable and allows entities to disregard items that are immaterial in the context of a contract. The licensing implementation amendments clarify how an entity should evaluate the nature of its promise in granting a license of intellectual property, which will determine whether revenue is recognized over time or at a point in time. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company does not have any significant licenses of intellectual property and does not expect this standard will have a significant impact on the Company’s consolidated financial statements upon adoption.

In August 2016, the FASB issued ASU 2016-15, which includes amendments addressing eight specific cash flow issues with the objective of reducing the existing diversity in practice. The effective date of the amendments to the standard is for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect this standard will have a significant impact on the Company’s consolidated financial statements upon adoption.

In March 2017, the FASB issued ASU 2017-07, which requires employers who offer defined benefit and postretirement benefit plans to report the service cost component in the same line item as other compensation costs arising from services rendered by employees during the reporting period. The other components of net benefit costs will be presented in the income statement separately from the service cost and outside of a subtotal of income from operations. In addition, only the service cost component may be eligible for capitalization where applicable. This guidance is effective for annual periods beginning after December 15, 2017. The Company does not expect this standard will have a significant impact on the Company’s consolidated financial statements upon adoption.

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

In February 2018, the FASB issued ASU 2018-02, which allows for the reclassification of certain income tax effects related to the U.S. Tax Cuts and Jobs Act (Tax Reform Act) between “Accumulated other comprehensive income” and “Retained earnings.” This ASU relates to the requirement that adjustments to deferred tax liabilities and assets related to a change in tax laws or rates to be included in “Income from continuing operations”, even in situations where the related items were originally recognized in “Other comprehensive income” (rather than in “Earnings from operations”). The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. Adoption of this ASU is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the tax laws or rates were recognized. The Company is currently evaluating the new guidance to determine the impact it may have on the consolidated financial statements.

Recently adopted pronouncements:

In November 2015, the FASB issued ASU 2015-17 which simplifies the presentation of deferred income taxes by requiring that deferred tax assets and liabilities be classified as non-current in a classified statement of financial position. This guidance was adopted on January 1, 2017 on a prospective basis. Prior period balances have not been adjusted.

In January 2017, the FASB issued ASU No. 2017-04 which simplifies the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which required a hypothetical purchase price allocation. A goodwill impairment is now the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  ASU No. 2017-04 will be effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption was permitted for any impairment tests performed after January

1, 2017, and the Company early adopted this ASU effective in the fourth quarter of 2017. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

NOTE 2—ACCRUED LIABILITIES:

Accrued liabilities are comprised of the following:

	December 31,
	2017	2016
Compensation	$10,107	$9,840
Other employee benefits	7,659	7,012
Taxes, other than income	3,210	3,004
Advertising and promotions	18,834	21,421
Other	5,347	5,023
	$45,157	$46,300

NOTE 3—INDUSTRIAL DEVELOPMENT BONDS:

Industrial development bonds are due in 2027. The average floating interest rate, which is reset weekly, was 1.0% and 0.5% in 2017 and 2016, respectively. See Note 10 of the Company’s Notes to Consolidated Financial Statements for fair value disclosures.

NOTE 4—INCOME TAXES:

On December 22, 2017, the President of the United States signed into law the U.S. Tax Cuts and Jobs Act (Tax Reform Act). The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a toll tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The Company is required to record the effects of a change in tax law in the period of enactment which is 2017. The provision for income tax and effective tax rate include a $20,318 favorable adjustment related to the remeasurement of its U.S. deferred tax assets and liabilities at the rate expected to be in effect when the temporary differences are realized or settled (remeasured at 21% versus 35%). The other key provision analyzed was the enactment of a one-time toll charge resulting from the mandatory deemed repatriation of undistributed foreign earnings and profits. There was no impact in 2017 from the deemed repatriation provision as the Company determined that there were no net undistributed foreign earnings and profits subject to the toll charge. The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company believes it has obtained and analyzed all reasonably available information necessary to record the effects of the change in tax law and considers its accounting for the effects of the 2017 Tax Reform Act to be provisional as of December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional regulatory guidance that may be issued by the Internal Revenue Service, and actions the Company may take as a result of the Tax Reform Act.

The domestic and foreign components of pretax income are as follows:

	2017	2016	2015
Domestic	$76,042	$87,016	$82,276
Foreign	8,519	10,896	10,302
	$84,561	$97,912	$92,578

The provision for income taxes is comprised of the following:

	2017	2016	2015
Current:
Federal	$6,019	$28,484	$26,259
Foreign	—	86	(596)
State	369	1,954	785
	6,388	30,524	26,448
Deferred:
Federal	(7,191)	(2,547)	(1,189)
Foreign	3,425	3,323	2,106
State	1,285	(707)	(914)
	(2,481)	69	3
	$3,907	$30,593	$26,451

Significant components of the Company’s net deferred tax liability at year end were as follows:

	December 31,
	2017	2016
Deferred tax assets:
Accrued customer promotions	$1,583	$3,194
Deferred compensation	15,403	26,509
Postretirement benefits	3,352	4,732
Other accrued expenses	4,200	6,543
Foreign subsidiary tax loss carry forward	7,270	8,452
Tax credit carry forward	3,435	2,514
	35,243	51,944
Valuation allowance	(3,269)	(2,317)
Total deferred tax assets	$31,974	$49,627
Deferred tax liabilities:
Depreciation	$18,791	$28,049
Deductible goodwill and trademarks	34,593	45,733
Accrued export company commissions	4,189	6,044
Employee benefit plans	4,662	928
Inventory reserves	2,147	3,529
Prepaid insurance	769	1,015
Other prepaid expenses	1,196	—
Deferred foreign exchange gain	405	436
Unrealized capital gain	977	733
Deferred gain on sale of real estate	5,278	8,093
Total deferred tax liabilities	$73,007	$94,560
Net deferred tax liability	$41,033	$44,933

At December 31, 2017, the Company has benefits related to state tax credit carry-forwards expiring by year as follows: $104 in 2018, $853 in 2019, $674 in 2020 $609 in 2021, $220 in 2029, $222 in 2030, $234 in 2031 and $231 in 2032. The Company expects that these state credit carry-forwards will be utilized before their expiration.

At December 31, 2017, the tax benefits of the Company’s Canadian subsidiary tax loss carry-forwards expiring by year are as follows: $3,075 in 2029 and $665 in 2031. The tax benefits of the Company’s Mexican subsidiary tax loss carry forwards expiring by year are as follows: $492 in 2036. At December 31, 2017, the Company also had $288 in foreign tax credit carry-forwards. The Company expects that these carry-forwards will be realized before their expiration.

At December 31, 2017, the amounts of the Company’s Spanish subsidiary loss carry-forwards expiring by year are as follows: $301 in 2026, $64 in 2027, $192 in 2028, $109 in 2029, $331 in 2030, $441 in 2031, $332 in 2032, $134 in 2033,

$464 in 2034 and $670 in 2035. A full valuation allowance has been provided for these Spanish loss carry-forwards as the Company expects that the losses will not be utilized before their expiration.

The effective income tax rate differs from the statutory rate as follows:

	2017	2016	2015
U.S. statutory rate	35.0%	35.0%	35.0%
State income taxes, net	1.6	1.0	1.1
Exempt municipal bond interest	(0.1)	(0.1)	(0.1)
Foreign tax rates	0.5	(0.4)	(1.3)
Qualified domestic production activities deduction	(0.8)	(2.7)	(2.6)
Tax credits receivable	(1.4)	(0.5)	(1.2)
Adjustment of deferred tax balances	(24.2)	(0.5)	0.2
Reserve for uncertain tax benefits	(0.3)	—	(2.1)
Worthless stock deduction	(3.8)	—	—
Other, net	(1.9)	(0.6)	(0.4)
Effective income tax rate	4.6%	31.2%	28.6%

The 2017 Tax Reform Act changes the United States approach to the taxation of foreign earnings to a territorial system by providing a one hundred percent dividends received deduction for certain qualified dividends received from foreign subsidiaries. This provision of the Act significantly impacts the accounting for the undistributed earnings of foreign subsidiaries and as a result the Company intends to distribute the earnings of its foreign subsidiaries. The costs associated with a future distribution are not material to the Company’s financial statements. After carefully considering these facts, the Company has determined that it will not be asserting permanent reinvestment of its foreign subsidiaries earnings as of December 31, 2017.

At December 31, 2017 and 2016, the Company had unrecognized tax benefits of $4,342 and $4,746, respectively. Included in this balance is $2,475 and $2,761, respectively, of unrecognized tax benefits that, if recognized, would favorably affect the annual effective income tax rate. As of December 31, 2017 and 2016, $475 and $439, respectively, of interest and penalties were included in the liability for uncertain tax positions.

A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows:

	2017	2016	2015
Unrecognized tax benefits at January 1	$4,746	$4,680	$6,993
Increases in tax positions for the current year	394	803	812
Reductions in tax positions for lapse of statute of limitations	(793)	(718)	(865)
Reductions in tax positions relating to settlements with taxing authorities	—	(27)	(772)
Increases (decreases) in prior period unrecognized tax benefits	(5)	8	(1,488)
Unrecognized tax benefits at December 31	$4,342	$4,746	$4,680

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes on the Consolidated Statements of Earnings and Retained Earnings.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company remains subject to examination by U.S. federal and state and foreign tax authorities for the years 2014 through 2016. With few exceptions, the Company is no longer subject to examinations by tax authorities for the years 2013 and prior.

NOTE 5—SHARE CAPITAL AND CAPITAL IN EXCESS OF PAR VALUE:

							Capital in
			Class B				Excess
	Common Stock		Common Stock		Treasury Stock		of Par
	Shares	Amount	Shares	Amount	Shares	Amount	Value
	(000’s)		(000’s)		(000’s)
Balance at January 1, 2015	37,285	$25,892	22,887	$15,894	78	$(1,992)	$599,186
Issuance of 3% stock dividend	1,112	773	687	476	2	—	55,982
Conversion of Class B common shares to common shares	32	22	(32)	(22)	—	—	—
Purchase and retirement of common shares	(1,047)	(727)	—	—	—	—	(32,286)
Balance at December 31, 2015	37,382	25,960	23,542	16,348	80	(1,992)	622,882
Issuance of 3% stock dividend	1,111	772	705	490	3	—	52,410
Conversion of Class B common shares to common shares	26	18	(26)	(18)	—	—	—
Purchase and retirement of common shares	(818)	(569)	—	—	—	—	(28,524)
Balance at December 31, 2016	37,701	26,181	24,221	16,820	83	(1,992)	646,768
Issuance of 3% stock dividend	1,124	781	726	504	2	—	43,477
Conversion of Class B common shares to common shares	56	39	(56)	(39)	—	—	—
Purchase and retirement of common shares	(921)	(640)	—	—	—	—	(33,493)
Balance at December 31, 2017	37,960	$26,361	24,891	$17,285	85	$(1,992)	$656,752

Average shares outstanding and all per share amounts included in the financial statements and notes thereto have been adjusted retroactively to reflect annual three percent stock dividends.

While the Company does not have a formal or publicly announced Company common stock purchase program, the Company’s board of directors periodically authorizes a dollar amount for such share purchases.

Based upon this policy, shares were purchased and retired as follows:

	Total Number of Shares
Year	Purchased (000’s)	Average Price Paid Per Share
2017	921	$37.01
2016	818	$35.51
2015	1,047	$31.47

NOTE 6—OTHER INCOME, NET:

Other income, net is comprised of the following:

	2017	2016	2015
Interest and dividend income	$2,851	$2,130	$1,421
Gains on trading securities relating to deferred compensation plans	9,977	4,275	1,450
Interest expense	(144)	(105)	(76)
Foreign exchange gains (losses)	259	(955)	(1,427)
Capital gains (losses)	25	7	2
Miscellaneous, net	177	146	126
	$13,145	$5,498	$1,496

NOTE 7—EMPLOYEE BENEFIT PLANS:

Pension plans:

The Company sponsors defined contribution pension plans covering certain non-union employees with over one year of credited service. The Company’s policy is to fund pension costs accrued based on compensation levels. Total pension expense for 2017, 2016 and 2015 approximated $3,087,  $3,126 and $3,100, respectively. The Company also maintains certain profit sharing and retirement savings-investment plans. Company contributions in 2017, 2016 and 2015 to these plans were $2,512,  $2,493 and $2,533 respectively.

The Company also contributes to a multi-employer defined benefit pension plan for certain of its union employees under a collective bargaining agreement which is as follows:

Plan name: Bakery and Confectionery Union and Industry International Pension Fund

Employer Identification Number and plan number: 52-6118572, plan number 001

Funded Status as of the most recent year available: 57.01% funded as of January 1, 2016

The Company’s contributions to such plan: $2,603,  $2,515 and $2,574 in 2017, 2016 and 2015, respectively

Plan status: Critical and declining as of December 31, 2016

Beginning in 2012, the Company received periodic notices from the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union  Pension Plan (Plan), a multi-employer defined benefit pension plan for certain Company union employees, that the Plan’s actuary certified the Plan to be in “critical status”, the “Red Zone”, as defined by the Pension Protection Act (PPA) and the Pension Benefit Guaranty Corporation (PBGC); and that a plan of rehabilitation was adopted by the trustees of the Plan in fourth quarter 2012. During second quarter 2015, the Company received new notices that the Plan is now in “critical and declining status”, as defined by the PPA and PBGC, for the plan year beginning January 1, 2015. In second quarter 2016, the Company received new notices that the Plan’s trustees adopted an updated Rehabilitation Plan effective January 1, 2016, and that the Plan remains in “critical and declining status” and is projected to become insolvent the year 2030. A designation of “critical and declining status” implies that the Plan is expected to become insolvent in the next 20 years

The Company has been advised that its withdrawal liability would have been $82,200,  $72,700 and $61,000 if it had withdrawn from the Plan during 2017, 2016 and 2015, respectively. The increase from 2016 to 2017 principally reflects a decrease in the PBGC interest rates, a decrease in the assets and increase in the Plan’s unfunded vested benefits during 2016 and the Company comprising a larger share the Plan’s contribution base. Should the Company actually withdraw from the Plan at a future date, a withdrawal liability, which could be higher than the above discussed amounts, could be payable to the Plan.

The amended rehabilitation plan, which continues, requires that employer contributions include 5% compounded annual surcharge increases each year for an unspecified period of time beginning January 2013 (in addition to the 5% interim surcharge initiated in June 2012) as well as certain plan benefit reductions. The Company’s pension expense for this Plan for 2017 and 2016 was $2,617 and $2,541, respectively. The aforementioned expense includes surcharges of $656 and $542 in 2017 and 2016, respectively, as required under the plan of rehabilitation as amended.

The Company is currently unable to determine the ultimate outcome of the above discussed matter and therefore is unable to determine the effects on its consolidated financial statements, but the ultimate outcome or the effects of any modifications to the current rehabilitation plan could be material to its consolidated results of operations or cash flows in one or more future periods.

Deferred compensation:

The Company sponsors three deferred compensation plans for selected executives and other employees: (i) the Excess Benefit Plan, which restores retirement benefits lost due to IRS limitations on contributions to tax-qualified plans, (ii) the Supplemental Plan, which allows eligible employees to defer the receipt of eligible compensation until designated future dates and (iii) the Career Achievement Plan, which provides a deferred annual incentive award to selected executives. Participants in these plans earn a return on amounts due them based on several investment options, which mirror returns on underlying investments (primarily mutual funds). The Company economically hedges its obligations under the plans by investing in the actual underlying investments. These investments are classified as trading securities and are carried at fair value. At December 31, 2017 and 2016, these investments totaled $60,520 and $67,995, respectively. All gains and losses and related investment income from these investments, which are recorded in other income, net, are equally offset by corresponding increases and decreases in the Company’s deferred compensation liabilities.

Postretirement health care benefit plans:

The Company maintains a post-retirement health benefits plan for a group of “grandfathered” corporate employees. The plan as amended in 2013, generally limited future annual cost increases in health benefits to 3%, restricted this benefit to current employees and retirees with long-term service with the Company, and eliminated all post-retirement benefits for future employees effective April 1, 2014. Post-retirement benefits liabilities (as amended) were $13,497 and $12,128 at December 31, 2017 and 2016, respectively.

Amounts recognized in accumulated other comprehensive loss (pre-tax) at December 31, 2017 are as follows:

Prior service credit	$(5,519)
Net actuarial gain	(713)
Net amount recognized in accumulated other comprehensive loss	$(6,232)

The estimated actuarial gain and prior service credit to be amortized from accumulated other comprehensive loss into net periodic benefit income during 2018 are $97 and $1,226, respectively.

The changes in the accumulated postretirement benefit obligation at December 31, 2017 and 2016 consist of the following:

	December 31,
	2017	2016
Benefit obligation, beginning of year	$12,128	$11,400
Service cost	323	331
Interest cost	468	462
Actuarial (gain)/loss	897	235
Benefits paid	(319)	(300)
Benefit obligation, end of year	$13,497	$12,128

Net periodic postretirement benefit cost (income) included the following components:

	2017	2016	2015
Service cost—benefits attributed to service during the period	$323	$331	$441
Interest cost on the accumulated postretirement benefit obligation	468	462	465
Net amortization	(1,462)	(1,642)	(1,451)
Net periodic postretirement benefit cost (income)	$(671)	$(849)	$(545)

The Company estimates future benefit payments will be $603,  $525,  $556,  $598 and $632 in 2018 through 2022, respectively, and a total of $3,647 in 2023 through 2027.

NOTE 8—COMMITMENTS:

Rental expense aggregated $785,  $703 and $728 in 2017, 2016 and 2015, respectively.

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

The following geographic data includes net product sales summarized on the basis of the customer location and long-lived assets based on their physical location:

	2017	2016	2015
Net product sales:
United States	$472,222	$475,055	$492,450
Canada, Mexico and Other	43,452	42,318	44,242
	$515,674	$517,373	$536,692
Long-lived assets:
United States	$145,210	$147,296	$149,144
Canada	30,823	29,806	31,408
Mexico and Other	2,939	3,803	4,034
	$178,972	$180,905	$184,586

Sales revenues from Wal-Mart Stores, Inc. aggregated approximately 24.0%,  23.3%, and 23.7% of net product sales during the years ended December 31, 2017, 2016 and 2015, respectively. Some of the aforementioned sales to Wal-Mart are sold to McLane Company, a large national grocery wholesaler, which services and delivers certain of the Company products to Wal-Mart and other retailers in the U.S.A. Net product sales revenues from McLane, which includes these Wal-Mart sales as well as sales and deliveries to other Company customers, were 16.9% in 2017 and 16.3% in 2016 and 16.7% in 2015.

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

As of December 31, 2017 and 2016, the Company held certain financial assets that are required to be measured at fair value on a recurring basis. These include derivative hedging instruments related to the foreign currency forward contracts and purchase of certain raw materials, investments in trading securities and available for sale securities. The Company’s available for sale and trading securities principally consist of municipal bonds and variable rate demand notes.

The following tables present information about the Company’s financial assets and liabilities measured at fair value as of December 31, 2017 and 2016, and indicate the fair value hierarchy and the valuation techniques utilized by the Company to determine such fair value:

	Estimated Fair Value December 31, 2017
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and equivalents	$96,314	$96,314	$—	$—
Available for sale securities	171,596	1,200	170,396	—
Foreign currency forward contracts	79	—	79	—
Commodity futures contracts, net	32	32	—	—
Trading securities	60,520	60,520	—	—
Total assets measured at fair value	$328,541	$158,066	$170,475	$—

	Estimated Fair Value December 31, 2016
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and equivalents	$119,145	$119,145	$—	$—
Available for sale securities	164,183	2,419	161,764	—
Foreign currency forward contracts	(119)	—	(119)	—
Commodity futures contracts, net	1,746	1,746	—	—
Trading securities	67,995	67,995	—	—
Total assets measured at fair value	$352,950	$191,305	$161,645	$—

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

A summary of the aggregate fair value, gross unrealized gains, gross unrealized losses, realized losses and amortized cost basis of the Company’s investment portfolio by major security type is as follows:

	December 31, 2017
	Amortized	Fair	Unrealized		Realized
Available for Sale:	Cost	Value	Gains	Losses	Losses
Municipal bonds	$32,411	$31,484	$—	$(927)	$—
Corporate bonds	134,143	133,684	—	(459)	—
Government securities	1,192	1,208	16	—	—
Certificates of deposit	5,245	5,220	—	(25)	—
	$172,991	$171,596	$16	$(1,411)	$—

	December 31, 2016
	Amortized	Fair	Unrealized		Realized
Available for Sale:	Cost	Value	Gains	Losses	Losses
Municipal bonds	$16,046	$15,206	$—	$(840)	$—
Variable rate demand notes	19,700	19,700	—	—	—
Corporate bonds	122,568	122,298	—	(270)	—
Government securities	2,411	2,426	15	—	—
Certificates of deposit	4,553	4,553	—	—	—
	$165,278	$164,183	$15	$(1,110)	$—

 The fair value of the Company’s industrial revenue development bonds at December 31, 2017 and 2016 were valued using Level 2 inputs which approximates the carrying value of $7,500 for both periods. Interest rates on these bonds reset weekly based on current market conditions.

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

Changes in the fair value of the Company’s cash flow hedges are recorded in accumulated other comprehensive loss, net of tax, and are reclassified to earnings in the periods in which earnings are affected by the hedged item. Substantially all amounts reported in accumulated other comprehensive loss for commodity derivatives are expected to be reclassified to cost of goods sold. Approximately $84 of this accumulated comprehensive gain is expected to be reclassified to earnings in 2018 and a  $52 accumulated comprehensive loss is expected to be reclassified as a charge to earnings in 2019.  Substantially all amounts reported in accumulated other comprehensive loss for foreign currency derivatives are expected to be reclassified to other income, net in 2018.

The following table summarizes the Company’s outstanding derivative contracts and their effects on its Consolidated Statements of Financial Position at December 31, 2017 and 2016:

	December 31, 2017
	Notional
	Amounts	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign currency forward contracts	$919	$79	$—
Commodity futures contracts	13,840	284	(252)
Total derivatives		$363	$(252)

	December 31, 2016
	Notional
	Amounts	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign currency forward contracts	$2,357	$—	$(119)
Commodity futures contracts	10,811	1,932	(186)
Total derivatives		$1,932	$(305)

The effects of derivative instruments on the Company’s Consolidated Statement of Earnings, Comprehensive Earnings and Retained Earnings for years ended December 31, 2017 and 2016 are as follows:

	For Year Ended December 31, 2017
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings
Foreign currency forward contracts	$236	$39	$—
Commodity futures contracts	(1,646)	68	—
Total	$(1,410)	$107	$—

	For Year Ended December 31, 2016
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings
Foreign currency forward contracts	$511	$(1,997)	$—
Commodity futures contracts	2,321	847	—
Total	$2,832	$(1,150)	$—

NOTE 12—ACCUMULATED OTHER COMPREHENSIVE LOSS:

The following table sets forth information with respect to accumulated other comprehensive earnings (loss):

						Accumulated
	Foreign		Foreign		Postretirement	Other
	Currency		Currency	Commodity	and Pension	Comprehensive
	Translation	Investments	Derivatives	Derivatives	Benefits	Earnings (Loss)
Balance at December 31, 2015	$(21,644)	$(605)	$(1,675)	$173	$6,387	$(17,364)
Other comprehensive earnings (loss) before reclassifications	(3,816)	(95)	325	1,481	(466)	(2,571)
Reclassifications from accumulated other comprehensive loss	—	3	1,274	(540)	(1,048)	(311)
Other comprehensive earnings (loss) net of tax	(3,816)	(92)	1,599	941	(1,514)	(2,882)
Balance at December 31, 2016	$(25,460)	$(697)	$(76)	$1,114	$4,873	$(20,246)
Other comprehensive earnings (loss) before reclassifications	1,198	(192)	152	(1,050)	(651)	(543)
Reclassifications from accumulated other comprehensive loss	—	—	(25)	(44)	(933)	(1,002)
Other comprehensive earnings (loss) net of tax	1,198	(192)	127	(1,094)	(1,584)	(1,545)
Balance at December 31, 2017	$(24,262)	$(889)	$51	$20	$3,289	$(21,791)

The amounts reclassified from accumulated other comprehensive income (loss) consisted of the following:

Details about Accumulated Other	Year to Date Ended
Comprehensive Income Components	December 31, 2017	December 31, 2016	Location of (Gain) Loss Recognized in Earnings
Investments	$-	$5	Other income, net
Foreign currency derivatives	(39)	1,997	Other income, net
Commodity derivatives	(68)	(847)	Product cost of goods sold
Postretirement and pension benefits	(746)	(838)	Selling, marketing and administrative expenses
Postretirement and pension benefits	(716)	(804)	Product cost of goods sold
Total before tax	(1,569)	(487)
Tax expense (benefit)	567	176
Net of tax	$(1,002)	$(311)

NOTE 13—GOODWILL AND INTANGIBLE ASSETS:

All of the Company’s intangible indefinite-lived assets are trademarks.

The changes in the carrying amount of trademarks for 2017 and 2016 were as follows:

	2017	2016
Original cost	$193,767	$193,767
Accumulated impairment losses as of January 1	(18,743)	(18,743)
Balance at January 1	$175,024	$175,024
Current year impairment losses	—	—
Balance at December 31	$175,024	$175,024
Accumulated impairment losses as of December 31	$(18,743)	$(18,743)

The fair value of indefinite-lived intangible assets was primarily assessed using the present value of estimated future cash flows and relief-from-royalty method.

The Company has no accumulated impairment losses of goodwill.

NOTE 14—QUARTERLY FINANCIAL DATA (UNAUDITED):

	(Thousands of dollars except per share data)
	First	Second	Third	Fourth	Year
2017
Net product sales	$103,425	$104,897	$182,173	$125,179	$515,674
Product gross margin	38,009	39,638	67,325	44,778	189,750
Net earnings attributable to Tootsie Roll Industries, Inc.	10,051	11,895	26,933	31,985	80,864
Net earnings attributable to Tootsie Roll Industries, Inc. per share	0.16	0.19	0.43	0.51	1.28

2016
Net product sales	$103,362	$104,259	$185,473	$124,279	$517,373
Product gross margin	37,538	39,250	70,725	49,570	197,083
Net earnings attributable to Tootsie Roll Industries, Inc.	9,896	11,136	28,637	17,841	67,510
Net earnings attributable to Tootsie Roll Industries, Inc. per share	0.15	0.17	0.45	0.28	1.05

Net earnings per share is based upon average outstanding shares as adjusted for 3% stock dividends issued during the second quarter of each year as discussed above. The sum of the quarterly per share amounts may not equal annual amounts due to rounding. In connection with enactment of the U.S. Tax Cuts and Jobs Act (Tax Reform Act) in December 2017, the Company recorded a favorable accounting adjustment of $20,318, or $0.32 per share, during the fourth quarter of 2017. This reflects the estimated benefit from the revaluation of net deferred income tax liabilities based on the new lower U.S. corporate income tax rate effective January 1, 2018.

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

(c)

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.            Other Information.

None.

PART III

ITEM 10.             Directors, Executive Officers and Corporate Governance.

See the information with respect to the Directors of the Company which is set forth in the section entitled “Election of Directors” of the 2018 Proxy Statement, which section of the 2018 Proxy Statement is incorporated herein by reference. See the information in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s 2018 Proxy Statement, which section is incorporated herein by reference.

The following table sets forth the information with respect to the executive officers of the Company:

Name	Position (1)	Age

Ellen R. Gordon*	Chairman of the Board and Chief Executive Officer	86

G. Howard Ember Jr.	Vice President/Finance	65

Stephen P. Green	Vice President/Manufacturing	59

Thomas E. Corr	Vice President/Marketing and Sales	69

John P. Majors	Vice President/Distribution	56

Barry P. Bowen	Treasurer	62

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

ITEM 11.             Executive Compensation.

See the information set forth in the sections entitled “Executive Compensation” and “Director Compensation” of the Company’s 2018 Proxy Statement, which are incorporated herein by reference.

ITEM 12.             Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

For information with respect to the beneficial ownership of the Company’s common stock and Class B common stock by the beneficial owners of more than 5% of said shares and by the management of the Company, see the sections entitled “Ownership of Common Stock and Class B Common Stock by Certain Beneficial Owners” and “Ownership of Common Stock and Class B Common Stock by Management” of the 2018 Proxy Statement. These sections of the 2018 Proxy Statement are incorporated herein by reference. The Company does not have any compensation plans under which equity securities of the Company are authorized for issuance.

ITEM 13.             Certain Relationships and Related Transactions, and Director Independence.

See the section entitled “Related Person Transactions” of the 2018 Proxy Statement, which is incorporated herein by reference.

The Company’s board of directors has determined that its non-management directors, Mr. Seibert and Ms. Wardynski and Ms. Lewis-Brent, are independent under the New York Stock Exchange listing standards because they have no direct or indirect relationship with the Company other than through their service on the Board of Directors.

ITEM 14.             Principal Accounting Fees and Services.

See the section entitled “Independent Auditor Fees and Services” of the 2018 Proxy Statement, which is incorporated herein by reference.

ITEM 15.             Exhibits, Financial Statement Schedules.

(a) Financial Statements.

(1) The following financial statements are included in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Earnings and Retained Earnings for each of the three years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Comprehensive Earnings for each of the three years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Financial Position at December 31, 2017 and 2016

Consolidated Statements of Cash Flows for each of the three years ended in the period December 31, 2017, 2016 and 2015

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules.

The financial statement schedule included in this Form 10-K is Schedule II - Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2017,  2016 and 2015 (see Schedule II immediately following ITEM 16 of this Form 10-K).

(3) Exhibits required by Item 601 of Regulation S-K:

See Index to Exhibits which appears following Financial Schedule II.

ITEM 16. Form 10-K Summary.

   None.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS (in thousands)

DECEMBER 31, 2017, 2016 AND 2015

		Additions
		(reductions)
	Balance at	charged		Balance at
	beginning	(credited) to		End of
Description	of year	expense	Deductions(1)	Year

2017:
Reserve for bad debts	$1,225	$27	$55	$1,197
Reserve for cash discounts	659	9,268	9,203	724
Deferred tax asset valuation	2,317	952	—	3,269
	$4,201	$10,247	$9,258	$5,190

2016:
Reserve for bad debts	$1,410	$(166)	$19	$1,225
Reserve for cash discounts	815	9,247	9,403	659
Deferred tax asset valuation	2,077	240	—	2,317
	$4,302	$9,321	$9,422	$4,201

2015:
Reserve for bad debts	$1,300	$267	$157	$1,410
Reserve for cash discounts	668	9,678	9,531	815
Deferred tax asset valuation	2,478	(401)	—	2,077
	$4,446	$9,544	$9,688	$4,302

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

101

The following financial statements and notes from Tootsie Roll Industries, Inc.’s Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 1, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings and Retained Earnings; (ii) Consolidated Statements of Comprehensive Earnings; (iii) Consolidated Statements of Financial Position;  (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

*Management compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Tootsie Roll Industries, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOOTSIE ROLL INDUSTRIES, INC.

By:	Ellen R. Gordon
Ellen R. Gordon, Chairman of the Board of Directors and Chief Executive Officer

Date:	March 1, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Ellen R. Gordon	Chairman of the Board of Directors and Chief Executive Officer	March 1, 2018
Ellen R. Gordon	(principal executive officer)

Paula M. Wardynski	Director	March 1, 2018
Paula M. Wardynski

Lana Jane Lewis-Brent	Director	March 1, 2018
Lana Jane Lewis-Brent

Barre A. Seibert	Director	March 1, 2018
Barre A. Seibert

G. Howard Ember, Jr.	Vice President, Finance	March 1, 2018
G. Howard Ember, Jr.	(principal financial officer and principal accounting officer)