Form 10-Q
period 2018-03-31
TOOTSIE ROLL INDUSTRIES INC
filed 2018-05-10
CIK 98677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March  31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (March  31, 2018).

Class	Outstanding

Common Stock, $.69 4/9 par value	38,723,788
Class B Common Stock, $.69 4/9 par value	25,637,487

TOOTSIE ROLL INDUSTRIES, INC.

March  31, 2018

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See “Forward-Looking Statements” under Part I — Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands) (Unaudited)

	March 31, 2018	December 31, 2017	March 31, 2017

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$49,867	$96,314	$78,555
Restricted cash	417	406	389
Investments	60,321	41,606	67,002
Trade accounts receivable, less allowances of $1,914, $1,921 & $1,937	42,039	47,354	38,665
Other receivables	7,857	5,425	3,596
Inventories:
Finished goods & work-in-process	41,090	31,922	40,585
Raw material & supplies	26,904	22,905	27,196
Income taxes receivable	10,257	12,974	-
Prepaid expenses	9,077	12,014	4,022
Total current assets	247,829	270,920	260,010

PROPERTY, PLANT & EQUIPMENT, at cost:
Land	22,011	21,962	22,138
Buildings	118,569	118,491	116,492
Machinery & equipment	381,805	381,665	370,430
Construction in progress	11,951	4,866	7,776
	534,336	526,984	516,836
Less-accumulated depreciation	352,597	348,012	336,074
Net property, plant and equipment	181,739	178,972	180,762

OTHER ASSETS:
Goodwill	73,237	73,237	73,237
Trademarks	175,024	175,024	175,024
Investments	195,911	190,510	195,312
Split dollar officer life insurance	26,042	26,042	26,042
Prepaid expenses and other assets	14,731	15,817	344
Deferred income taxes	457	424	-
Total other assets	485,402	481,054	469,959
Total assets	$914,970	$930,946	$910,731

(The accompanying notes are an integral part of these statements.)

(in thousands except per share data) (Unaudited)

	March 31, 2018	December 31, 2017	March 31, 2017

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$15,100	$11,928	$12,093
Bank loans	425	440	133
Dividends payable	161	5,660	162
Accrued liabilities	37,622	45,157	42,337
Postretirement health care	603	603	513
Income taxes payable	-	-	2,023
Total current liabilities	53,911	63,788	57,261

NONCURRENT LIABILITIES:
Deferred income taxes	41,431	41,457	44,330
Bank loans	-	-	197
Postretirement health care	12,992	12,894	11,726
Industrial development bonds	7,500	7,500	7,500
Liability for uncertain tax positions	4,861	4,817	5,263
Deferred compensation and other liabilities	67,815	66,686	77,655
Total noncurrent liabilities	134,599	133,354	146,671

TOOTSIE ROLL INDUSTRIES, INC. SHAREHOLDERS’ EQUITY:
Common stock, $.69-4/9 par value- 120,000 shares authorized; 38,724, 37,960 & 38,580, respectively, issued	26,891	26,361	26,792
Class B common stock, $.69-4/9 par value- 40,000 shares authorized; 25,637, 24,891 & 24,932, respectively, issued	17,804	17,285	17,314
Capital in excess of par value	703,194	656,752	680,440
Retained earnings	2,306	57,225	3,405
Accumulated other comprehensive loss	(21,683)	(21,791)	(19,294)
Treasury stock (at cost)- 88, 85 & 85 shares, respectively	(1,992)	(1,992)	(1,992)
Total Tootsie Roll Industries, Inc. shareholders’ equity	726,520	733,840	706,665
Noncontrolling interests	(60)	(36)	134
Total equity	726,460	733,804	706,799
Total liabilities and shareholders’ equity	$914,970	$930,946	$910,731

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

EARNINGS AND RETAINED EARNINGS

(in thousands except per share amounts) (Unaudited)

	Quarter Ended
	March 31, 2018	March 31, 2017

Net product sales	$100,859	$103,425
Rental and royalty revenue	941	1,030
Total revenue	101,800	104,455

Product cost of goods sold	65,834	65,538
Rental and royalty cost	267	266
Total costs	66,101	65,804

Product gross margin	35,025	37,887
Rental and royalty gross margin	674	764
Total gross margin	35,699	38,651
Selling, marketing and administrative expenses	25,857	26,725
Earnings from operations	9,842	11,926
Other income (loss), net	521	2,228
Earnings before income taxes	10,363	14,154
Provision for income taxes	2,262	4,143
Net earnings	8,101	10,011
Less: Net earnings (loss) attributable to noncontrolling interests	(24)	(40)
Net earnings attributable to Tootsie Roll Industries, Inc.	$8,125	$10,051

Net earnings attributable to Tootsie Roll Industries, Inc. per share	$0.13	$0.15
Dividends per share *	$0.09	$0.09

Average number of shares outstanding	64,434	65,474

Retained earnings at beginning of period	$57,225	$43,833
Net earnings attributable to Tootsie Roll Industries, Inc.	8,125	10,051
Adopted ASU's (See Note 1)	2,726	-
Cash dividends	(5,621)	(5,555)
Stock dividends	(60,149)	(44,924)
Retained earnings at end of period	$2,306	$3,405

*Does not include 3% stock dividend to shareholders of record on 3/6/18 and 3/7/17.

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS

(in thousands except per share amounts) (Unaudited)

	Quarter Ended
	March 31, 2018	March 31, 2017

Net earnings	$8,101	$10,011

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	1,612	2,100

Pension and postretirement reclassification adjustments:
Unrealized gains (losses) for the period on postretirement and pension benefits	-	266
Less: reclassification adjustment for (gains) losses to net earnings	(331)	(365)
Unrealized gains (losses) on postretirement and pension benefits	(331)	(99)

Investments:
Unrealized gains (losses) for the period on investments	(1,250)	230
Less: reclassification adjustment for (gains) losses to net earnings	-	-
Unrealized gains (losses) on investments	(1,250)	230

Derivatives:
Unrealized gains (losses) for the period on derivatives	(1,472)	(550)
Less: reclassification adjustment for (gains) losses to net earnings	287	(1,122)
Unrealized gains (losses) on derivatives	(1,185)	(1,672)

Total other comprehensive income (loss), before tax	(1,154)	559
Income tax benefit (expense) related to items of other comprehensive income	669	393
Total comprehensive earnings	7,616	10,963
Comprehensive earnings (loss) attributable to noncontrolling interests	(24)	(40)
Total comprehensive earnings attributable to Tootsie Roll Industries, Inc.	$7,640	$11,003

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Quarter Ended
	March 31, 2018	March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$8,101	$10,011
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	4,578	4,714
Deferred income taxes	(415)	(230)
Amortization of marketable security premiums	456	593
Changes in operating assets and liabilities:
Accounts receivable	5,858	4,783
Other receivables	(2,729)	(1,297)
Inventories	(12,845)	(9,926)
Prepaid expenses and other assets	4,052	1,758
Accounts payable and accrued liabilities	(501)	(2,384)
Income taxes payable	2,761	3,546
Postretirement health care benefits	(233)	12
Deferred compensation and other liabilities	584	282
Net cash from operating activities	9,667	11,862
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,722)	(4,845)
Purchases of trading securities	(3,258)	(2,584)
Sales of trading securities	239	435
Purchase of available for sale securities	(34,061)	(27,227)
Sale and maturity of available for sale securities	11,670	1,759
Net cash used in investing activities	(33,132)	(32,462)
CASH FLOWS FROM FINANCING ACTIVITIES:
Shares purchased and retired	(12,498)	(9,985)
Dividends paid in cash	(11,282)	(11,128)
Proceeds from bank loans	641	324
Repayment of bank loans	(661)	(570)
Net cash used in financing activities	(23,800)	(21,359)
Effect of exchange rate changes on cash	829	1,376
Decrease in cash and cash equivalents	(46,436)	(40,583)
Cash, cash equivalents and restricted cash at beginning of year	96,720	119,527
Cash, cash equivalents and restricted cash at end of quarter	$50,284	$78,944
Supplemental cash flow information:
Income taxes paid/(received), net	$(206)	$784
Interest paid	$24	$14
Stock dividend issued	$60,538	$69,739

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(in thousands except per share amounts) (Unaudited)

Note 1 — Significant Accounting Policies

General Information

Foregoing data has been prepared from the unaudited financial records of Tootsie Roll Industries, Inc. (the Company) and in the opinion of management all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the interim period have been reflected. Certain amounts previously reported have been reclassified to conform to the current year presentation. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”).

Results of operations for the period ended March 31, 2018 are not necessarily indicative of results to be expected for the year to end December 31, 2018 because of the seasonal nature of the Company’s operations. Historically, the third quarter has been the Company’s largest sales quarter due to pre-Halloween sales.

Revenue Recognition

The Company’s revenues, primarily net product sales, principally result from the sale of goods, reflect the consideration to which the Company expects to be entitled generally based on customer purchase orders. The Company records revenue based on a five-step model in accordance with Accounting Standards Codification ("ASC") Topic 606 which became effective January, 1, 2018. Adjustments for estimated customer cash discounts upon payment, discounts for price adjustments, product returns, allowances, and certain advertising and promotional costs, including consumer coupons, are variable consideration and are recorded as a reduction of product sales revenue in the same period the related product sales are recorded. Such estimates are calculated using historical averages adjusted for any expected changes due to current business conditions and experience. A net product sale is recorded when the Company delivers the product to the customer, or in certain instances, the customer picks up the goods at the Company’s distribution center, and thereby obtains control of such product. Shipping and handling costs are included in selling, marketing and administrative expenses. Accounts receivable are unsecured. The Company does not have any significant licenses of intellectual property. See “Recently Adopted Accounting Pronouncements” for further discussion.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, (ASC Topic 606) which supersedes nearly all existing revenue recognition guidance. Subsequent to the issuance of ASC Topic 606, the FASB clarified and amended the guidance through several Accounting Standard Updates; hereinafter the collection of revenue guidance is referred to as “ASC 606”. The core principle of ASC 606 is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted ASU 2014-09 and related amendments (ASC 606) as of January 1, 2018 using the modified retrospective method. As a result of adoption, the cumulative impact to retained earnings at January 1, 2018 was a net after-tax increase of $3,319  ($4,378 pre-tax). This adjustment principally changed the timing of recognition of certain trade promotions and related adjustments thereto which affect net product sales. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company expects the impact of the adoption of the new standard to be immaterial to its net income on an ongoing basis. Revenue continues to be recognized at a point in time for product sales when products are delivered to or picked up by the customer as discussed above.

In February 2018, the FASB issued ASU 2018-02 which provides financial statement preparers with an option to reclassify stranded tax effects within Accumulated Other Comprehensive Income (AOCI) to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The guidance is effective for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period. The amendments should be applied either in the period adopted or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company early adopted ASU 2018-02 on January 1, 2018 with a $593 cumulative-effect adjustment from AOCI to decrease retained earnings related to certain tax effects of unrealized gains and losses on available-for-sale securities and other post-retirement benefits. No other income tax effects related to the application of the Tax Cuts and Jobs Act were reclassified from AOCI to retained earnings.

In January 2016, the FASB issued ASU 2016-01, as amended by ASU 2018-03,  issued in February 2018, which among other changes in accounting and disclosure requirements, replaces the cost method of accounting for non-marketable equity securities with a model for recognizing impairments and observable price changes, and also eliminates the available-for-sale classification for marketable equity securities. The Company adopted this guidance as of January 1, 2018. The Company does not have any non-marketable securities, and therefore, the adoption of this guidance did not have any impact on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. The standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those years. The Company retrospectively adopted this guidance effective January 1, 2018. The Company’s adoption of this guidance did not have a material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18  which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those years using a retrospective transition method to each period presented. The Company retrospectively adopted this guidance as of January 1, 2018. The Company’s adoption of this guidance did not have a material impact on its consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07 which requires companies with other postretirement employee benefit plans to present the service cost component of net periodic benefit cost in the same income statement line item as other compensation costs. The other components of net periodic benefit cost will be presented separately and not included in operating income. The standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those years. The Company retrospectively adopted this guidance effective January 1, 2018. The Company’s adoption of this guidance did not have a material impact on its consolidated financial statements.

Accounting Pronouncements

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

Note 2 — Average Shares Outstanding

The average number of shares outstanding for three months 2018 reflects stock purchases of 361 shares for $12,498 and a 3% stock dividend of 1,869 shares distributed on April 6, 2018. The average number of shares outstanding for three months 2017 reflects stock purchases of 260 shares for $9,985 and a 3% stock dividend of 1,847 shares distributed on April 17, 2017.

Note 3 — Income Taxes

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company remains subject to examination by U.S. federal and state and foreign tax authorities for the years 2014 through 2016. With few exceptions, the Company is no longer subject to examination by tax authorities for the year 2013 and prior. The consolidated effective tax rates were 21.8% and 29.3% in first quarter 2018 and 2017, respectively. The lower effective tax rate for first quarter 2018 compared to first quarter 2017 principally reflects the lower federal tax rate of 21% effective for 2018.

The Company believes it has obtained and analyzed all reasonably available information necessary to record the effects of the change in tax law and considers its accounting for the effects of the 2017 Tax Reform Act to be provisional as of March 31, 2018. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional regulatory guidance that may be issued by the Internal Revenue Service, and actions the Company may take as a result of the Tax Reform Act.

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

As of March 31, 2018,  December 31, 2017 and March 31, 2017, the Company held certain financial assets that are required to be measured at fair value on a recurring basis. These included derivative hedging instruments related to the purchase of certain raw materials and foreign currencies, investments in trading securities and available for sale securities. The Company’s available for sale securities principally consist of corporate and municipal bonds that are publicly traded and variable rate demand notes with interest rates that generally reset weekly and the security can be “put” back and sold weekly. Trading securities principally consist of equity mutual funds that are publicly traded.

The following table presents information about the Company’s financial assets and liabilities measured at fair value as of March 31, 2018,  December 31, 2017 and March 31, 2017 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Estimated Fair Value March 31, 2018
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$49,867	$49,867	$-	$-
Available for sale securities	192,712	-	192,712	-
Foreign currency forward contracts	21	-	21	-
Commodity futures contracts	(1,095)	(1,095)	-	-
Trading securities	63,520	63,520	-	-
Total assets measured at fair value	$305,025	$112,292	$192,733	$-

	Estimated Fair Value December 31, 2017
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$96,314	$96,314	$-	$-
Available for sale securities	171,596	1,200	170,396	-
Foreign currency forward contracts	79	-	79	-
Commodity futures contracts, net	32	32	-	-
Trading securities	60,520	60,520	-	-
Total assets measured at fair value	$328,541	$158,066	$170,475	$-

	Estimated Fair Value March 31, 2017
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$78,555	$78,555	$-	$-
Available for sale securities	189,289	2,412	186,877	-
Foreign currency forward contracts	(71)	-	(71)	-
Commodity futures contracts	26	26	-	-
Trading securities	73,025	73,025	-	-
Total assets measured at fair value	$340,824	$154,018	$186,806	$-

The fair value of the Company’s industrial revenue development bonds at March 31, 2018,  December 31, 2017 and March 31, 2017 were valued using Level 2 inputs which approximates the carrying value of $7,500 for the respective periods. Interest rates on these bonds are reset weekly based on current market conditions.

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

Changes in the fair value of the Company’s cash flow hedges are recorded in accumulated other comprehensive loss, net of tax, and are reclassified to earnings in the periods in which earnings are affected by the hedged item. Substantially all amounts reported in accumulated other comprehensive loss for commodity derivatives are expected to be reclassified to cost of goods sold. Approximately $836 of this accumulated comprehensive loss is expected to be reclassified to earnings in 2018 and a $259 accumulated comprehensive loss is expected to be reclassified as a charge to earnings in 2019. Substantially all amounts reported in accumulated other comprehensive loss for foreign currency derivatives are expected to be reclassified to other income, net in 2018.

The following table summarizes the Company’s outstanding derivative contracts and their effects on its Condensed Consolidated Statements of Financial Position at March 31, 2018,  December 31, 2017 and March 31, 2017:

	March 31, 2018
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$368	$21	$-
Commodity futures contracts	11,537	5	(1,100)
Total derivatives		$26	$(1,100)

	December 31, 2017
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$919	$79	$-
Commodity futures contracts	13,840	284	(252)
Total derivatives		$363	$(252)

	March 31, 2017
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$1,768	$-	$(71)
Commodity futures contracts	9,880	673	(647)
Total derivatives		$673	$(718)

The effects of derivative instruments on the Company’s Condensed Consolidated Statements of Earnings and Retained Earnings and the Condensed Consolidated Statements of Comprehensive Earnings for periods ended March 31, 2018 and March 31, 2017 are as follows:

	For Quarter Ended March 31, 2018
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$(11)	$47	$-
Commodity futures contracts	(1,461)	(334)	-
Total	$(1,472)	$(287)	$-

	For Quarter Ended March 31, 2017
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$23	$(25)	$-
Commodity futures contracts	(573)	1,147	-
Total	$(550)	$1,122	$-

Note 6 — Pension Plans

During 2018 and 2017, the Company received updated notices that the Bakery and Confectionery Union and Industry International Pension Plan (Plan), a multi-employer defined benefit pension plan for certain Company union employees, is in “critical and declining status”, as defined by the Pension Protection Act (PPA) and the Pension Benefit Guaranty Corporation (PBGC), and that the Plan is projected to become insolvent in 2030. The Company has been advised that its withdrawal liability would have been $82,200 if it had withdrawn from the Plan during 2017. Should the Company actually withdraw from the Plan at a future date, a withdrawal liability, which could be higher than the above discussed amount, could be payable to the Plan.

The Company is currently unable to determine the ultimate outcome of the above discussed matter and therefore, is unable to determine the effects on its consolidated financial statements, but the ultimate outcome or the effects of any modifications to the current rehabilitation plan and possible new “hybrid plan” option discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 2) could be material to its consolidated results of operations or cash flows in one or more future periods. See also the Company’s Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations incorporated into the Company’s 2017 Form 10-K.

Note 7 — Accumulated Other Comprehensive Earnings (Loss)

Accumulated Other Comprehensive Earnings (Loss) consists of the following components:

						Accumulated
	Foreign		Foreign		Postretirement	Other
	Currency		Currency	Commodity	and Pension	Comprehensive
	Translation	Investments	Derivatives	Derivatives	Benefits	Earnings (Loss)
Balance at December 31, 2017	$(24,262)	$(889)	$51	$20	$3,289	$(21,791)
Other comprehensive earnings (loss) before reclassifications	1,612	(948)	(8)	(1,107)	-	(451)
Reclassifications from accumulated other comprehensive loss	-	-	(36)	253	(251)	(34)
Other comprehensive earnings (loss) net of tax	1,612	(948)	(44)	(854)	(251)	(485)
Adoption of ASU 2018-02 (See Note 1)	-	(168)	9	4	748	593
Balance at March 31, 2018	$(22,650)	$(2,005)	$16	$(830)	$3,786	$(21,683)

						Accumulated
	Foreign		Foreign		Postretirement	Other
	Currency		Currency	Commodity	and Pension	Comprehensive
	Translation	Investments	Derivatives	Derivatives	Benefits	Earnings (Loss)
Balance at December 31, 2016	$(25,460)	$(697)	$(76)	$1,114	$4,873	$(20,246)
Other comprehensive earnings (loss) before reclassifications	2,100	148	15	(366)	4	1,901
Reclassifications from accumulated other comprehensive loss	-	-	16	(732)	(233)	(949)
Other comprehensive earnings (loss) net of tax	2,100	148	31	(1,098)	(229)	952
Balance at March 31, 2017	$(23,360)	$(549)	$(45)	$16	$4,644	$(19,294)

The amounts reclassified from accumulated other comprehensive income (loss) consisted of the following:

Details about Accumulated Other	Quarter Ended		Location of (Gain) Loss
Comprehensive Income Components	March 31, 2018	March 31, 2017	Recognized in Earnings
Foreign currency derivatives	$(47)	$25	Other income, net
Commodity derivatives	334	(1,147)	Product cost of goods sold
Postretirement and pension benefits	(331)	(365)	Other income, net
Total before tax	(44)	(1,487)
Tax (expense) benefit	10	538
Net of tax	$(34)	$(949)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This financial review discusses the Company’s financial condition, results of operations, liquidity and capital resources and other matters. Dollars are presented in thousands, except per share amounts. This review should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes included in this Form 10-Q and with the Company’s Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”).

Net product sales were $100,859 in first quarter 2018 compared to $103,425 in first quarter 2017, a decrease of $2,566 or 2.5%. Lower price realization and declines in sales from exports and foreign subsidiaries contributed to the decline in net product sales in first quarter 2018 compared to first quarter 2017. Lower price realization in first quarter 2018 principally reflects increases in trade promotions and consumer coupon programs. More favorable foreign exchange, which reflects a weaker U.S. dollar, had some favorable impact on first quarter 2018 net product sales when compared to first quarter 2017.

Product cost of goods sold were $65,834 in first quarter 2018 compared to $65,538 in first quarter 2017. Product cost of goods sold includes $14 and $787 of certain deferred compensation expenses in first quarter 2018 and 2017, respectively. These deferred compensation expenses principally result from the changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Adjusting for the aforementioned, product cost of goods sold increased from $64,751 in first quarter 2017 to $65,820 in first quarter 2018, an increase of $1,069 or 1.7%. As a percentage of net product sales, adjusted product cost of goods sold was 65.3% and 62.6% in first quarter 2018 and 2017, respectively, an unfavorable increase of 2.7 percentage points.  Adjusted cost of goods sold in first quarter includes higher manufacturing plant overhead costs, principally increases in plant repairs and maintenance and plant utilities, and increases in employee healthcare and other benefit costs resulting from unfavorable experience and higher resulting claims costs under the Company’s self-insured programs. Overall ingredient costs were more favorable in first quarter 2018 compared to first quarter 2017, although some ingredient costs were higher.

Margins were also adversely affected by additional costs and expenses relating to changes in, and start-up of new manufacturing packaging lines which are scheduled to be phased into service during the second and third quarters of 2018. The Company is continuing its investments in its plant manufacturing operations to meet new consumer and customer demands, achieve quality improvements, and increase operational efficiencies. Plant efficiencies driven by capital investments and ongoing cost containment programs mitigated some of the higher costs and expenses discussed above.

Selling, marketing and administrative expenses were $25,857 in first quarter 2018 compared to $26,725 in first quarter 2017.  Selling, marketing and administrative expenses includes $397 and $2,095 of certain deferred compensation expenses in first quarter 2018 and 2017. As discussed above, these expenses principally result from changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years, and are not reflective of current operating results. Adjusting for the aforementioned, selling, marketing and administrative expenses increased from $24,630 in first quarter 2017 to $25,460 in first quarter 2018, an increase of $830 or 3.4%. As a percentage of net product sales, adjusted selling, marketing and administrative expenses increased from 23.8% in first quarter 2017 to 25.2% in 2018, an unfavorable increase of 1.4 percentage points as a percent of net sales.

Selling, marketing and administrative expenses include $10,220 and $9,695 for customer freight, delivery and warehousing expenses in first quarter 2018 and 2017, respectively. These expenses were 10.1% and 9.4% of net product sales in first quarter 2018 and 2017, respectively, and contributed to the increase in 2018 adjusted selling, marketing and administrative expenses. Increased freight and delivery expenses reflects higher freight rates principally due to increases in fuel costs and the continuing imbalance between supply and demand for over-the-road truck delivery. Much of this imbalance is being driven by a nationwide driver shortage as well as new federal regulations which require increased monitoring of a driver’s allowed driving time using electronic monitoring technology.

Earnings from operations were $9,842 in first quarter 2018 compared to $11,926 in first quarter 2017. Earnings from operations include $411 and $2,882 of certain deferred compensation expenses in first quarter 2018 and 2017, respectively, which are discussed above. Adjusting for these deferred compensation costs and expenses, operating earnings were $10,253 and $14,808 in first quarter 2018 and 2017, respectively, a decrease of $4,555 or 30.8%. As a percentage of net product sales, these adjusted operating earnings were 10.2% and 14.3% in first quarter 2018 and 2017, respectively, an unfavorable decrease of 4.1% as a percentage of net product sales. This decline in operating earnings principally reflects the adverse effects of lower sales, higher plant manufacturing overhead and employee benefit costs, and increases in customer freight and delivery expenses as discussed above. Less favorable results from the Company’s foreign subsidiaries and the effects of lower export sales also adversely affected first quarter 2018 operating income compared to first quarter 2017. Management believes the presentation in this and the preceding paragraphs relating to amounts adjusted for deferred compensation expense are more reflective of the underlying operations of the Company.

Other income, net was $521 in first quarter 2018 compared to $2,228 in first quarter 2017, an unfavorable decrease of $1,707. Other income, net for first quarter 2018 and 2017 includes net gains and investment income of $411 and $2,882, respectively, on trading securities which provide an economic hedge of the Company’s deferred compensation liabilities. These changes in trading securities were substantially offset by a like amount of deferred compensation expense included in product cost of goods sold and selling, marketing, and administrative expenses in the respective periods as discussed above. Other income, net includes gains (losses) on foreign exchange of $(904) and $(1,545) in first quarter 2018 and 2017, respectively.

The consolidated effective tax rates were 21.8% and 29.3% in first quarter 2018 and 2017, respectively. The lower effective tax rate for first quarter 2018 compared to first quarter 2017 principally reflects the lower U.S. federal income tax rate resulting from U.S. tax legislation enacted in December 2017.

Net earnings attributable to Tootsie Roll Industries, Inc. were $8,125 (after $24 net loss attributed to non-controlling interests) in first quarter 2018 compared to $10,051 (after $40 net loss attributed to non-controlling interests) in first quarter 2017, and earnings per share were $0.13 and $0.15 in first quarter 2018 and 2017, respectively, a decrease of $0.02 per share, or 13%. Earnings per share attributable to Tootsie Roll Industries, Inc. for first quarter 2018 did benefit from the reduction in average shares outstanding resulting from purchases in the open market by the Company of its common stock. Average shares outstanding decreased from 65,474 in first quarter 2017 to 64,434 in first quarter 2018.

Goodwill and intangibles are assessed annually as of December 31 or whenever events or circumstances indicate that the carrying values may not be recoverable from future cash flows. The Company has not identified any triggering events, as defined, or other adverse information that would indicate a material impairment of its goodwill or intangibles in first quarter 2018. There were also no impairments in the comparative first quarter 2017 period or in calendar 2017.

As more fully discussed in Note 1, the Company adopted the new accounting revenue recognition guidance (ASC 606) effective January 1, 2018. As a result of adoption, the cumulative impact to retained earnings at January 1, 2018 was a net after-tax increase of $3,319 ($4,378 pre-tax). This adjustment to retained earnings principally changed the timing of recognition of certain trade promotions and related adjustments thereto which affect net product sales. The comparative first quarter 2017 information has not been restated and continues to be reported under the accounting standards in effect for such period. The Company expects the impact of the adoption of the new standard to be immaterial to its net income in calendar 2018 and future years. Revenue for net product sales continues to be recognized at a point in time when products are delivered to or picked up by the customer, as designated by customers’ purchase orders, as discussed in Note 1.

Beginning in 2012, the Company received periodic notices from the Bakery and Confectionery Union and Industry International Pension Plan (Plan), a multi-employer defined benefit pension plan for certain Company union employees, that the Plan’s actuary certified the Plan to be in “critical status”, the “Red Zone”, as defined by the Pension Protection Act (PPA) and the Pension Benefit Guaranty Corporation (PBGC), and that a plan of rehabilitation was adopted by the trustees of the Plan in 2012 (and was further amended in 2016). During 2015, the Company received notices that the Plan’s status was changed to “critical and declining status”, as defined by the PPA and PBGC, for the plan year beginning January 1, 2015, and that the Plan was projected to have an accumulated funding deficiency for the 2017 through 2024 plan years. A designation of “critical and declining status” implies that the Plan is expected to become insolvent in the next 20 years. In April 2018, the Company received new updated notices that the Plan remains in “critical and declining status” and is projected to become insolvent in 2030.  These notices also advise that the Plan trustees have updated the Rehabilitation Plan and are considering the reduction or elimination of certain retirement benefits with the goal of avoiding insolvency, and may ultimately seek assistance from the PBGC.

Based on updated annual notices, the Plan’s funded percentages (plan investment assets as a percentage of plan liabilities), as defined, were 54.7%, 57.0% and 62.8% as of January 1, 2017 (most recent valuation date available), 2016, and 2015, respectively (these valuation dates are as of the beginning of each Plan year). These funded percentages are based on actuarial values, as defined, and do not reflect the actual market value of Plan investments as of these dates. If the market value of investments had been used as of January 1, 2017, the funded percentage would be 52.5% (not 54.7%). As of the January 1, 2017 valuation date (most recent valuation available), 19% of Plan participants were current active employees, 52% were retired or separated from service and receiving benefits, and 29% were retired or separated from service and entitled to future benefits. The number of current active employee Plan participants as of January 1, 2017 fell 8% from the previous year and 9% over the past two years. When compared to the Plan valuation date of January 1, 2011 (six years earlier), current active employees participants have declined 36%, whereas participants who were retired or separated from service and receiving benefits increased 6% and participants who were retired or separated from service and entitled to future benefits increased 8%. The bankruptcy of a major participating employer in the Plan contributed to the above discussed Plan results. The Internal Revenue Service recently issued updated mortality tables (increasing life expectancy) effective January 1, 2018 which will likely increase the Plan’s liabilities and further decrease the above discussed funding percentages.

The Company has been advised that its withdrawal liability would have been $82,200, $72,700, and $61,000 if it had withdrawn from the Plan during 2017, 2016 and 2015, respectively. The increase from 2016 to 2017 principally reflects a decrease in the PBGC interest rates, a decrease in the Plan’s assets and an increase in the Plan’s unfunded vested benefits during 2016 with the Company comprising an increasing proportion of the Plan’s employer contribution base. Based on the above, including the Plan’s projected insolvency in the year 2030, management believes that the Company’s withdrawal liability will likely increase further in future years. Based on the Company’s actuarial study and certain provisions in ERISA and the law relating to withdrawal liability payments, management believes that the Company’s liability would likely be limited to twenty annual payments of $3,059 which have a present value in the range of $35,900 to $46,900 depending on the interest rate used to discount these payments. The aforementioned is based on a range of valuation interest rates which management understands is provided under the statute. Should the Company actually withdraw from the Plan at a future date, a withdrawal liability, which could be higher than the above discussed amounts, could be payable to the Plan.

The Company and the union are currently in labor contract negotiations and are continuing to operate under extensions of the recently expired contract which requires the Company’s continued participation in this Plan. The amended rehabilitation plan, which continues, requires that employer contributions include 5% compounded annual surcharge increases each year for an unspecified period of time beginning in 2012 as well as certain plan benefit reductions. The Company’s pension expense for this Plan for calendar 2017 and 2016 was $2,617 and $2,541, respectively. The aforementioned expense includes surcharges of $656 and $542 in 2017 and 2016, respectively, as required under the plan of rehabilitation as amended. The Company’s pension expense for this Plan for first quarter 2018 and 2017 was $553 and $495 respectively, which includes surcharges of $158 and $124 respectively.

The Company is currently unable to determine the ultimate outcome of the above discussed matter and, therefore, is unable to determine the effects on its consolidated financial statements, but the ultimate outcome or the effects of any modifications to the current rehabilitation plan could be material to its consolidated results of operations or cash flows in one or more future periods. See also the Company’s Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2017 Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows provided by operating activities were $9,667 and $11,862 in first quarter 2018 and 2017, respectively, a decrease of $2,195. The decrease in first quarter 2018 cash flows from operating activities principally reflects lower net earnings as discussed above, and the comparative effects of changes in inventories and other receivables offset by increases in accounts payable and accrued liabilities. The changes in inventories and accounts payable and accrued liabilities principally reflect the timing of purchases of packaging and ingredient inventory, production, sales and vender payments, and the change in other receivables is primarily due to increased broker margin deposit requirements on commodity sugar hedges.

Net cash used in investing activities was $33,132 in first quarter 2018 compared to $32,462 in first quarter 2017. Cash flows from investing activities reflect $34,061 and $27,227 of purchases of available for sale securities during first quarter 2018 and 2017, respectively, and $11,670 and $1,759 of sales and maturities of available for sale securities during first quarter 2018 and 2017, respectively. First quarters 2018 and 2017 investing activities include capital expenditures of $7,722 and $4,845, respectively. All capital expenditures in 2018 are expected to be funded from the Company’s cash flow from operations and internal sources. In addition, Company management has committed approximately $13,000 to new manufacturing packaging lines at several manufacturing plants, and $15,000 to a manufacturing plant rehabilitation upgrade and expansion of one of its manufacturing facilities in the U.S.A. Management expects to make substantially all of the cash outlays for the aforementioned packaging lines in 2018, and expects the projected cash outlays for the plant rehabilitation project to be approximately $500 in 2018, $7,000 in 2019 and $7,500 in 2020.

The Company’s consolidated financial statements include bank borrowings of $425 and $330 at March 31, 2018 and 2017, respectively, all of which relates to its two majority-owned and controlled Spanish companies. The Company had no other outstanding bank borrowings at March 31, 2018.

Financing activities include Company common stock purchases and retirements of $12,498 and $9,985 in three months 2018 and 2017, respectively. Cash dividends of $11,282 and $11,128 were paid in three months 2018 and 2017, respectively.

The Company’s current ratio (current assets divided by current liabilities) was 4.6 to 1 at March 31, 2018 compared to 4.2 to 1 at December 31, 2017 and 4.5 to 1 at March 31, 2017. Net working capital was $193,918 at March 31, 2018 compared to $207,132 and $202,749 at December 31, 2017 and March 31, 2017, respectively, the aforementioned net working capital amounts are principally reflected in aggregate cash and cash equivalents and short-term investments of $110,188 at March 31, 2018 compared to $137,920 and $145,557 at December 31, 2017 and March 31, 2017, respectively. In addition, long term investments, principally debt securities comprising corporate and municipal bonds were $195,911 at March 31, 2018, as compared to $190,510 and $195,312 at December 31, 2017 and March 31, 2017, respectively. Aggregate cash and cash equivalents and short and long-term investments were $306,099, $328,430, and $340,869, at March 31, 2018,  December 31, 2017 and March 31, 2017, respectively. The aforementioned includes $63,520, $60,520, and $73,025 at March 31, 2018,  December 31, 2017 and March 31, 2017, respectively, relating to trading securities which are used as an economic hedge for the Company’s deferred compensation liabilities. Investments in corporate and municipal bonds, variable rate demand notes, and other debt securities that matured during first quarter 2018 and 2017 were generally used to purchase the Company’s common stock or were replaced with debt securities of similar maturities.

The Company periodically contributes to a VEBA trust, managed and controlled by the Company, to fund the estimated future costs of certain employee health, welfare and other benefits. The Company is currently using these VEBA funds to pay the actual cost of such benefits through most of 2022. The VEBA trust held $18,654, $19,713 and $1,855 of aggregate cash and cash equivalents at March 31, 2018,  December 31, 2017 and March 31, 2017, respectively. The Company contributed $20,024 to this VEBA trust in fourth quarter 2017. This asset value is included in prepaid expenses and long-term other assets in the Company’s Consolidated Statement of Financial Position. These assets are categorized as Level 2 within the fair value hierarchy.

ACCOUNTING PRONOUNCEMENTS

See Note 1 of the Company’s condensed consolidated financial statements.

RISK FACTORS

There were no material changes to the risk factors disclosed in the Company’s 2017 Form 10-K.

FORWARD-LOOKING STATEMENTS

This discussion and certain other sections contain forward-looking statements that are based largely on the Company’s current expectations and are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of words such as “anticipated,” “believe,” “expect,” “intend,” “estimate,” “project,” “plan” and other words of similar meaning in connection with a discussion of future operating or financial performance and are subject to certain factors, risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements. Such factors, risks, trends and uncertainties, which in some instances are beyond the Company’s control, include the overall competitive environment in the Company’s industry, changes in assumptions and judgments discussed above under the heading “Significant Accounting Policies and Estimates,” and factors identified and referred to above under the heading “Risk Factors” in this report and under the heading “Risk Factors” in the Company’s 2017 Form 10-K.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to various market risks, including fluctuations in and sufficient availability of sugar, corn syrup, edible oils, including palm oils, cocoa, dextrose, milk and whey, and gum-base input ingredients and packaging, and fuel costs principally relating to freight and delivery fuel surcharges. The Company is exposed to exchange rate fluctuations in the Canadian dollar which is the currency used for a portion of the raw material and packaging material costs and all labor, benefits and local plant operating costs at its Canadian plants. The Company is exposed to exchange rate fluctuations in Mexico, Canada, and Spain where its subsidiaries sell products in their local currencies. The Company invests in securities with maturities dates of up to approximately three years which are generally held to maturity, and variable rate demand notes where interest rates are generally reset weekly, all of which limits the Company’s exposure to interest rate fluctuations. There have been no material changes in the Company’s market risks that would significantly affect the disclosures made in the Form 10-K for the year ended December 31, 2017.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, the Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2018 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the Company’s purchases of its common stock during the quarter ended March 31, 2018:

				Approximate Dollar
	(a) Total		Shares	Value of Shares that
	Number of	(b) Average	Purchased as Part of	May Yet Be Purchased
	Shares	Price Paid per	Publicly Announced Plans	Under the Plans
Period	Purchased	Share	Or Programs	or Programs

Jan 1 to Jan 31	172,915	$35.85	Not Applicable	Not Applicable

Feb 1 to Feb 28	94,335	34.69	Not Applicable	Not Applicable

Mar 1 to Mar 31	93,888	32.07	Not Applicable	Not Applicable

Total	361,138	$34.57	Not Applicable	Not Applicable

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

TOOTSIE ROLL INDUSTRIES, INC.

Date:	May 10, 2018	BY:	/S/ELLEN R. GORDON
Ellen R. Gordon
Chairman and Chief
Executive Officer

Date:	May 10, 2018	BY:	/S/G. HOWARD EMBER, JR.
G. Howard Ember, Jr.
Vice President Finance and
Chief Financial Officer