Form 10-Q
period 2018-06-30
TOOTSIE ROLL INDUSTRIES INC
filed 2018-08-08
CIK 98677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June  30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (June  30, 2018).

Class	Outstanding

Common Stock, $.69 4/9 par value	38,645,382
Class B Common Stock, $.69 4/9 par value	25,604,679

TOOTSIE ROLL INDUSTRIES, INC.

June 30, 2018

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See “Forward-Looking Statements” under Part I — Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands) (Unaudited)

	June 30,2018	December 31, 2017	June 30,2017

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$38,334	$96,314	$57,804
Restricted cash	396	406	415
Investments	65,211	41,606	71,940
Trade accounts receivable, less allowances of $1,819, $1,921 & $1,944	37,222	47,354	31,254
Other receivables	6,420	5,425	6,610
Inventories:
Finished goods & work-in-process	63,548	31,922	64,980
Raw material & supplies	28,029	22,905	29,606
Income taxes receivable and prepaid	13,873	12,974	-
Prepaid expenses	7,132	12,014	5,207
Total current assets	260,165	270,920	267,816

PROPERTY, PLANT & EQUIPMENT, at cost:
Land	21,945	21,962	22,202
Buildings	118,478	118,491	116,547
Machinery & equipment	380,778	381,665	369,667
Construction in progress	17,726	4,866	10,245
	538,927	526,984	518,661
Less-accumulated depreciation	356,152	348,012	339,871
Net property, plant and equipment	182,775	178,972	178,790

OTHER ASSETS:
Goodwill	73,237	73,237	73,237
Trademarks	175,024	175,024	175,024
Investments	192,181	190,510	196,308
Split dollar officer life insurance	26,042	26,042	26,042
Prepaid expenses and other assets	13,870	15,817	40
Deferred income taxes	421	424	-
Total other assets	480,775	481,054	470,651
Total assets	$923,715	$930,946	$917,257

(The accompanying notes are an integral part of these statements.)

(in thousands except per share data) (Unaudited)

	June 30,2018	December 31, 2017	June 30,2017

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$16,700	$11,928	$13,819
Bank loans	420	440	334
Dividends payable	5,783	5,660	5,692
Accrued liabilities	37,808	45,157	44,266
Postretirement health care	603	603	513
Total current liabilities	61,314	63,788	64,624

NONCURRENT LIABILITIES:
Deferred income taxes	41,241	41,457	44,257
Postretirement health care	13,062	12,894	11,832
Industrial development bonds	7,500	7,500	7,500
Liability for uncertain tax positions	4,902	4,817	5,361
Deferred compensation and other liabilities	69,665	66,686	80,161
Total noncurrent liabilities	136,370	133,354	149,111

TOOTSIE ROLL INDUSTRIES, INC. SHAREHOLDERS’ EQUITY:
Common stock, $.69-4/9 par value- 120,000 shares authorized; 38,645, 37,960 & 38,319, respectively, issued	26,837	26,361	26,610
Class B common stock, $.69-4/9 par value- 40,000 shares authorized; 25,605, 24,891 & 24,918, respectively, issued	17,781	17,285	17,304
Capital in excess of par value	699,965	656,752	670,477
Retained earnings	7,020	57,225	9,615
Accumulated other comprehensive loss	(23,501)	(21,791)	(18,581)
Treasury stock (at cost)- 88, 85 & 85 shares, respectively	(1,992)	(1,992)	(1,992)
Total Tootsie Roll Industries, Inc. shareholders’ equity	726,110	733,840	703,433
Noncontrolling interests	(79)	(36)	89
Total equity	726,031	733,804	703,522
Total liabilities and shareholders’ equity	$923,715	$930,946	$917,257

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

EARNINGS AND RETAINED EARNINGS

(in thousands except per share amounts) (Unaudited)

	Quarter Ended		Year to Date Ended
	June 30,2018	June 30,2017	June 30,2018	June 30,2017

Net product sales	$105,623	$104,897	$206,482	$208,322
Rental and royalty revenue	1,186	899	2,127	1,929
Total revenue	106,809	105,796	208,609	210,251

Product cost of goods sold	67,481	65,381	133,315	130,919
Rental and royalty cost	208	251	475	517
Total costs	67,689	65,632	133,790	131,436

Product gross margin	38,142	39,516	73,167	77,403
Rental and royalty gross margin	978	648	1,652	1,412
Total gross margin	39,120	40,164	74,819	78,815
Selling, marketing and administrative expenses	28,752	26,555	54,609	53,280
Earnings from operations	10,368	13,609	20,210	25,535
Other income (loss), net	3,363	2,713	3,884	4,941
Earnings before income taxes	13,731	16,322	24,094	30,476
Provision for income taxes	3,261	4,472	5,523	8,615
Net earnings	10,470	11,850	18,571	21,861
Less: Net earnings (loss) attributable to noncontrolling interests	(19)	(45)	(43)	(85)
Net earnings attributable to Tootsie Roll Industries, Inc.	$10,489	$11,895	$18,614	$21,946

Net earnings attributable to Tootsie Roll Industries, Inc. per share	$0.16	$0.18	$0.29	$0.34
Dividends per share *	$0.09	$0.09	$0.18	$0.18

Average number of shares outstanding	64,190	65,138	64,318	65,308

Retained earnings at beginning of period	$2,306	$3,405	$57,225	$43,833
Net earnings attributable to Tootsie Roll Industries, Inc.	10,489	11,895	18,614	21,946
Adopted ASU's (See Note 1)	-	-	2,726	-
Cash dividends	(5,775)	(5,685)	(11,396)	(11,240)
Stock dividends	-	-	(60,149)	(44,924)
Retained earnings at end of period	$7,020	$9,615	$7,020	$9,615

*Does not include 3% stock dividend to shareholders of record on 3/6/18 and 3/7/17.

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS

(in thousands except per share amounts) (Unaudited)

	Quarter Ended		Year to Date Ended
	June 30,2018	June 30,2017	June 30,2018	June 30,2017

Net earnings	$10,470	$11,850	$18,571	$21,861

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(1,674)	991	(62)	3,091

Pension and postretirement reclassification adjustments:
Unrealized gains (losses) for the period on postretirement and pension benefits	-	(175)	-	91
Less: reclassification adjustment for (gains) losses to net earnings	(331)	(366)	(662)	(731)
Unrealized gains (losses) on postretirement and pension benefits	(331)	(541)	(662)	(640)

Investments:
Unrealized gains (losses) for the period on investments	(30)	149	(1,280)	379
Less: reclassification adjustment for (gains) losses to net earnings	-	-	-	-
Unrealized gains (losses) on investments	(30)	149	(1,280)	379

Derivatives:
Unrealized gains (losses) for the period on derivatives	(377)	(1,204)	(1,849)	(1,754)
Less: reclassification adjustment for (gains) losses to net earnings	548	985	835	(137)
Unrealized gains (losses) on derivatives	171	(219)	(1,014)	(1,891)

Total other comprehensive income (loss), before tax	(1,864)	380	(3,018)	939
Income tax benefit (expense) related to items of other comprehensive income	46	333	715	726
Total comprehensive earnings	8,652	12,563	16,268	23,526
Comprehensive earnings (loss) attributable to noncontrolling interests	(19)	(45)	(43)	(85)
Total comprehensive earnings attributable to Tootsie Roll Industries, Inc.	$8,671	$12,608	$16,311	$23,611

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Year to Date Ended
	June 30,2018	June 30,2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$18,571	$21,861
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	9,154	9,338
Deferred income taxes	(472)	21
Amortization of marketable security premiums	888	1,216
Changes in operating assets and liabilities:
Accounts receivable	10,038	12,535
Other receivables	(1,308)	(4,522)
Inventories	(36,818)	(36,460)
Prepaid expenses and other assets	6,786	2,138
Accounts payable and accrued liabilities	8	1,820
Income taxes payable	(814)	79
Postretirement health care benefits	(586)	(423)
Deferred compensation and other liabilities	948	776
Net cash from operating activities	6,395	8,379
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11,662)	(7,427)
Purchases of trading securities	(3,562)	(3,007)
Sales of trading securities	817	435
Purchase of available for sale securities	(49,742)	(40,622)
Sale and maturity of available for sale securities	27,057	10,985
Net cash used in investing activities	(37,092)	(39,636)
CASH FLOWS FROM FINANCING ACTIVITIES:
Shares purchased and retired	(15,803)	(20,140)
Dividends paid in cash	(11,435)	(11,282)
Proceeds from bank loans	1,264	724
Repayment of bank loans	(1,255)	(965)
Net cash used in financing activities	(27,229)	(31,663)
Effect of exchange rate changes on cash	(64)	1,612
Decrease in cash and cash equivalents	(57,990)	(61,308)
Cash, cash equivalents and restricted cash at beginning of year	96,720	119,527
Cash, cash equivalents and restricted cash at end of quarter	$38,730	$58,219
Supplemental cash flow information:
Income taxes paid/(received), net	$6,661	$8,798
Interest paid	$54	$31
Stock dividend issued	$60,538	$69,739

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June  30, 2018

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

Results of operations for the period ended June 30, 2018 are not necessarily indicative of results to be expected for the year to end December 31, 2018 because of the seasonal nature of the Company’s operations. Historically, the third quarter has been the Company’s largest sales quarter due to pre-Halloween sales.

Revenue Recognition

The Company’s revenues, primarily net product sales, principally result from the sale of goods, reflect the consideration to which the Company expects to be entitled generally based on customer purchase orders. The Company records revenue based on a five-step model in accordance with Accounting Standards Codification ("ASC") Topic 606 which became effective January, 1, 2018. Adjustments for estimated customer cash discounts upon payment, discounts for price adjustments, product returns, allowances, and certain advertising and promotional costs, including consumer coupons, are variable consideration and are recorded as a reduction of product sales revenue in the same period the related product sales are recorded. Such estimates are calculated using historical averages adjusted for any expected changes due to current business conditions and experience. A net product sale is recorded when the Company delivers the product to the customer, or in certain instances, the customer picks up the goods at the Company’s distribution center, and thereby obtains control of such product. Amounts billed and due from our customers are classified as accounts receivables on the balance sheet and require payment on a short-term basis. Accounts receivable are unsecured. Shipping and handling costs are included in selling, marketing and administrative expenses.  We also recognize a minor amount of royalty income (less than .2% of our consolidated net sales) from sales-based licensing arrangements, pursuant to which revenue is recognized as the third-party licensee sales occur. Rental income (less than 1% of our consolidated net sales) is not considered revenue from contracts from customers. See “Recently Adopted Accounting Pronouncements” for further discussion.

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

In March 2018, the FASB issued ASU 2018-05 which adds various Securities and Exchange Commission (“SEC”) paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which was effective immediately. The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Cuts and Jobs Act in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Tax Cuts and Jobs Act are incomplete by the due date of the financial statements and if possible to provide a reasonable estimate. The Company has accounted for the tax effects of the Tax Cuts and Jobs Act under the guidance of SAB 118, on a provisional basis. The accounting for certain income tax effects is incomplete, but the Company has determined reasonable estimates for those effects and has recorded provisional amounts in the condensed consolidated financial statements as of June 30, 2018 and December 31, 2017.

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

Recently Issued Accounting Pronouncements - Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02 which amends existing guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. This ASU also provides clarifications surrounding the presentation of the effects of leases in the income statement and statement of cash flows. This guidance will be effective for the Company on January 1, 2019. The Company owns substantially all of its personal property and real estate, but is currently evaluating this new guidance to determine the impact it will have on its consolidated financial statements.

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

Note 2 — Average Shares Outstanding

The average number of shares outstanding for six months 2018 reflects stock purchases of 472 shares for $15,803 and a 3% stock dividend of 1,869 shares distributed on April 6, 2018. The average number of shares outstanding for six months 2017 reflects stock purchases of 536 shares for $20,140 and a 3% stock dividend of 1,847 shares distributed on April 17, 2017.

Note 3 — Income Taxes

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company remains subject to examination by U.S. federal and state and foreign tax authorities for the years 2014 through 2016. With few exceptions, the Company is no longer subject to examination by tax authorities for the year 2013 and prior. The consolidated effective tax rates were 23.7% and 27.4% in second quarter 2018 and 2017, respectively, and 22.9% and 28.3% in first half 2018 and 2017, respectively.  The lower effective tax rate in second quarter and first half 2018 compared to second quarter and first half 2017 principally reflects the lower federal tax rate of 21% effective for 2018.

The Company believes it has obtained and analyzed all reasonably available information necessary to record the effects of the change in tax law and considers its accounting for the effects of the 2017 Tax Reform Act to be provisional as of June 30, 2018. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional regulatory guidance that may be issued by the Internal Revenue Service, and actions the Company may take as a result of the Tax Reform Act.

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

As of June 30, 2018,  December 31, 2017 and June 30, 2017, the Company held certain financial assets that are required to be measured at fair value on a recurring basis. These included derivative hedging instruments related to the purchase of certain raw materials and foreign currencies, investments in trading securities and available for sale securities. The Company’s available for sale securities principally consist of corporate and municipal bonds that are publicly traded and variable rate demand notes and obligations with interest rates that generally reset weekly and the security can be “put” back and sold weekly. Trading securities principally consist of equity mutual funds that are publicly traded.

The following table presents information about the Company’s financial assets and liabilities measured at fair value as of June 30, 2018,  December 31, 2017 and June 30, 2017 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Estimated Fair Value June 30,2018
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$38,334	$38,334	$-	$-
Available for sale securities	192,392	-	192,392	-
Foreign currency forward contracts	-	-	-	-
Commodity futures contracts	(904)	(904)	-	-
Trading securities	65,000	65,000	-	-
Total assets measured at fair value	$294,822	$102,430	$192,392	$-

	Estimated Fair Value December 31, 2017
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$96,314	$96,314	$-	$-
Available for sale securities	171,596	1,200	170,396	-
Foreign currency forward contracts	79	-	79	-
Commodity futures contracts, net	32	32	-	-
Trading securities	60,520	60,520	-	-
Total assets measured at fair value	$328,541	$158,066	$170,475	$-

	Estimated Fair Value June 30,2017
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$57,804	$57,804	$-	$-
Available for sale securities	192,983	2,406	190,577	-
Foreign currency forward contracts	83	-	83	-
Commodity futures contracts	(348)	(348)	-	-
Trading securities	75,265	75,265	-	-
Total assets measured at fair value	$325,787	$135,127	$190,660	$-

The fair value of the Company’s industrial revenue development bonds at June 30, 2018,  December 31, 2017 and June 30, 2017 were valued using Level 2 inputs which approximates the carrying value of $7,500 for the respective periods. Interest rates on these bonds are reset weekly based on current market conditions.

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

Changes in the fair value of the Company’s cash flow hedges are recorded in accumulated other comprehensive loss, net of tax, and are reclassified to earnings in the periods in which earnings are affected by the hedged item. Substantially all amounts reported in accumulated other comprehensive loss for commodity derivatives are expected to be reclassified to cost of goods sold. Approximately $464 of this accumulated comprehensive loss is expected to be reclassified to earnings in 2018 and a $440 accumulated comprehensive loss is expected to be reclassified as a charge to earnings in 2019.

The following table summarizes the Company’s outstanding derivative contracts and their effects on its Condensed Consolidated Statements of Financial Position at June 30, 2018,  December 31, 2017 and June 30, 2017:

	June 30,2018
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$-	$-	$-
Commodity futures contracts	9,058	11	(915)
Total derivatives		$11	$(915)

	December 31, 2017
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$919	$79	$-
Commodity futures contracts	13,840	284	(252)
Total derivatives		$363	$(252)

	June 30,2017
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$3,200	$83	$-
Commodity futures contracts	12,543	74	(422)
Total derivatives		$157	$(422)

The effects of derivative instruments on the Company’s Condensed Consolidated Statements of Earnings and Retained Earnings and the Condensed Consolidated Statements of Comprehensive Earnings for periods ended June 30, 2018 and June 30, 2017 are as follows:

	For Quarter Ended June 30,2018
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$-	$20	$-
Commodity futures contracts	(377)	(568)	-
Total	$(377)	$(548)	$-

	For Quarter Ended June 30,2017
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$125	$(29)	$-
Commodity futures contracts	(1,329)	(956)	-
Total	$(1,204)	$(985)	$-

	For Year to Date Ended June 30,2018
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$(11)	$67	$-
Commodity futures contracts	(1,838)	(902)	-
Total	$(1,849)	$(835)	$-

	For Year to Date Ended June 30,2017
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$148	$(54)	$-
Commodity futures contracts	(1,902)	191	-
Total	$(1,754)	$137	$-

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

Note 7 — Accumulated Other Comprehensive Earnings (Loss)

Accumulated Other Comprehensive Earnings (Loss) consists of the following components:

						Accumulated
	Foreign		Foreign		Postretirement	Other
	Currency		Currency	Commodity	and Pension	Comprehensive
	Translation	Investments	Derivatives	Derivatives	Benefits	Earnings (Loss)
Balance at December 31, 2017	$(24,262)	$(889)	$51	$20	$3,289	$(21,791)
Other comprehensive earnings (loss) before reclassifications	(62)	(970)	(9)	(1,393)	-	(2,434)
Reclassifications from accumulated other comprehensive loss	-	-	(51)	684	(502)	131
Other comprehensive earnings (loss) net of tax	(62)	(970)	(60)	(709)	(502)	(2,303)
Adoption of ASU 2018-02 (See Note 1)	-	(168)	9	4	748	593
Balance at June 30, 2018	$(24,324)	$(2,027)	$-	$(685)	$3,535	$(23,501)

						Accumulated
	Foreign		Foreign		Postretirement	Other
	Currency		Currency	Commodity	and Pension	Comprehensive
	Translation	Investments	Derivatives	Derivatives	Benefits	Earnings (Loss)
Balance at December 31, 2016	$(25,460)	$(697)	$(76)	$1,114	$4,873	$(20,246)
Other comprehensive earnings (loss) before reclassifications	3,091	242	95	(1,213)	4	2,219
Reclassifications from accumulated other comprehensive loss	-	-	34	(122)	(466)	(554)
Other comprehensive earnings (loss) net of tax	3,091	242	129	(1,335)	(462)	1,665
Balance at June 30, 2017	$(22,369)	$(455)	$53	$(221)	$4,411	$(18,581)

The amounts reclassified from accumulated other comprehensive income (loss) consisted of the following:

Details about Accumulated Other	Quarter Ended		Year to Date Ended		Location of (Gain) Loss
Comprehensive Income Components	June 30,2018	June 30,2017	June 30,2018	June 30,2017	Recognized in Earnings
Foreign currency derivatives	$(20)	$29	$(67)	$54	Other income, net
Commodity derivatives	568	956	902	(191)	Product cost of goods sold
Postretirement and pension benefits	(331)	(366)	(662)	(731)	Other income, net
Total before tax	217	619	173	(868)
Tax (expense) benefit	(52)	(224)	(42)	314
Net of tax	$165	$395	$131	$(554)

Note 8 — Restricted Cash

Restricted cash comprises certain cash deposits of the Company’s majority-owned Spanish companies with international banks that are pledged as collateral for letters of credit and bank borrowings.

Note 9 — Bank Loans

Bank loans comprise borrowings by the Company’s majority-owned Spanish companies which are held by international banks.

Note 10 — Contingencies

In the ordinary course of business, the Company is, from time to time, subject to a variety of active or threatened legal proceedings and claims. While it is not possible to predict the outcome of such matters with certainty, in the Company’s opinion, both individually and in the aggregate, they are not expected to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

Net product sales were $105,623 in second quarter 2018 compared to $104,897 in second quarter 2017, an increase of $726 or 0.7%. First half 2018 net product sales were $206,482 compared to $208,322 in first half 2017, a decrease of $1,840 or 0.9%.  Although second quarter 2018 sales increased over the comparable period, the timing of certain sales between second and third quarter in the comparative 2018 and 2017 periods contributed to this improvement in second quarter 2018.

Product cost of goods sold were $67,481 in second quarter 2018 compared to $65,381 in second quarter 2017, and first half 2018 product cost of goods sold were $133,315 compared to $130,919 in first half 2017.  Product cost of goods sold includes $53 and $498 of certain deferred compensation expenses in second quarter 2018 and 2017, respectively, and $67 and $1,285 of certain deferred compensation expenses in first half 2018 and 2017, respectively. These deferred compensation expenses principally result from the changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Adjusting for the aforementioned, product cost of goods sold increased from $64,883 in second quarter 2017 to $67,428 in second quarter 2018, an increase of $2,545 or 3.9%; and increased from $129,634 in first half 2017 to $133,248 in first half 2018, an increase of $3,614 or 2.8%. As a percentage of net product sales, adjusted product cost of goods sold was 63.8% and 61.9% in second quarter 2018 and 2017, respectively, an unfavorable increase of 1.9 percentage points; and adjusted product cost of goods sold was 64.5% and 62.2% in first half 2018 and 2017, respectively, an unfavorable increase of 2.3 percentage points.  Increases in manufacturing wages and employee healthcare and other benefit costs, principally resulting from unfavorable experience under Company self-insurance programs, added to second quarter and first half 2018 product cost of goods sold. Increases in plant manufacturing overhead costs, including higher repairs and maintenance, also contributed higher product cost of goods sold in second quarter and first half 2018.

Product cost of goods sold and resulting gross profit margins in second quarter and first half 2018 were adversely affected by product mix and higher international sales where gross profit margins are generally lower. In addition, costs relating to quality improvements in product packaging and start-up of new manufacturing packaging lines, which are being phased into service during the second and third quarters of 2018, also had an unfavorable impact on gross profit margins in second quarter and first half 2018. The Company is continuing its investments in its plant manufacturing operations and products to meet new consumer and customer demands, achieve quality improvements to increase consumer product acceptance, and achieve operational efficiencies. Manufacturing efficiencies driven by capital investments and ongoing cost containment programs mitigated some of these higher costs and expenses discussed above.

Selling, marketing and administrative expenses were $28,752 in second quarter 2018 compared to $26,555 in second quarter 2017, and first half 2018 selling, marketing and administrative expenses were $54,609 compared to $53,280 in first half 2017.  Selling, marketing and administrative expenses includes $1,551 and $1,319 of certain deferred compensation expenses in second quarter 2018 and 2017, and $1,948 and $3,414 of certain deferred compensation expenses in first half 2018 and 2017, respectively. As discussed above, these expenses principally result from changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years, and are not reflective of current operating results. Adjusting for the aforementioned, selling, marketing and administrative expenses increased from $25,236 in second quarter 2017 to $27,201 in second quarter 2018, an increase of $1,965 or 7.8%; and selling, marketing and administrative expenses increased from $49,866 in first half 2017 to $52,661 in first half 2018, an increase of $2,795 or 5.6%. As a percentage of net product sales, adjusted selling, marketing and administrative expenses increased from 24.1% in second quarter 2017 to 25.8% in second quarter 2018, an unfavorable increase of 1.7 percentage points as a percent of net sales, and selling, marketing and administrative expenses increased from 23.9% in first half 2017 to 25.5% in first half 2018, an unfavorable increase of 1.6 percentage points as a percent of net sales. The increase in adjusted selling, marketing and administrative expenses in second quarter and first half 2018 principally reflect higher freight, delivery and warehousing expenses, which are discussed below, and increases in legal and professional fee expenses.

Selling, marketing and administrative expenses include $11,386 and $9,436 for customer freight, delivery and warehousing expenses in second quarter 2018 and 2017, respectively, an increase of $1,950 or 20.7%. These expenses were $21,606 and $19,131 in first half 2018 and 2017, respectively, an increase of $2,475 or 12.9%.  These increases in customer freight, delivery and warehousing expenses were the principal drivers of higher selling, marketing and administrative expenses in second quarter and first half 2018. These expenses were 10.8% and 9.0% of net product sales in second quarter 2018 and 2017, respectively, and were 10.5% and 9.2% of net product sales in first half 2018 and 2017, respectively. Increased freight and delivery expenses reflects higher freight rates principally due to increases in fuel costs and the continuing imbalance between supply and demand for over-the-road truck delivery. Much of this imbalance is being driven by a nationwide driver shortage as well as new federal regulations which require increased monitoring of a driver’s allowed driving time using electronic monitoring technology. Although the Company is taking steps to mitigate these higher freight and delivery costs, management believes that these higher input costs reflect a structural change in the transportation industry and are likely to continue.

Earnings from operations were $10,368 in second quarter 2018 compared to $13,609 in second quarter 2017, and were $20,210 in first half 2018 compared to $25,535 in first half 2017. Earnings from operations include $1,604 and $1,817 of certain deferred compensation expenses in second quarter 2018 and 2017, respectively, and include $2,015 and $4,699 of certain deferred compensation expenses in first half 2018 and 2017, respectively, which are discussed above. Adjusting for these deferred compensation costs and expenses, operating earnings were $11,972 and $15,426 in second quarter 2018 and 2017, respectively, a decrease of $3,454 or 22.4% ; and adjusted operating earnings were $22,225 and $30,234 in first half 2018 and 2017, respectively, a decrease of $8,009 or 26.5%. As a percentage of net product sales, these adjusted operating earnings were 11.3% and 14.7% in second quarter 2018 and 2017, respectively, an unfavorable decrease of 3.4 percentage points as a percentage of net product sales; and as a percentage of net product sales, these adjusted operating earnings were 10.8% and 14.5% in first half 2018 and 2017, respectively, an unfavorable decrease of 3.7 percentage points as a percentage of net product sales. This decline in operating earnings principally reflects increases in customer freight and delivery expenses and product costs of goods sold as discussed above. Management believes the presentation in this and the preceding paragraphs relating to amounts adjusted for deferred compensation expense are more reflective of the underlying operations of the Company.

Other income, net was $3,363 in second quarter 2018 compared to $2,713 in second quarter 2017, a favorable increase of $650; and other income, net, was $3,884 in first half 2018 compared to $4,941 in first half 2017, an unfavorable decrease of $1,057. Other income, net for second quarter 2018 and 2017 includes net gains and investment income of $1,604 and $1,817, respectively, on trading securities which provide an economic hedge of the Company’s deferred compensation liabilities; and other income, net for first half 2018 and 2017 includes net gains and investment income of $2,015 and $4,699, respectively, on trading securities relating to these programs. These changes in trading securities were substantially offset by a like amount of deferred compensation expense included in product cost of goods sold and selling, marketing, and administrative expenses in the respective periods as discussed above. Other income, net includes gains (losses) on foreign exchange of $627 and $(64) in second quarter 2018 and 2017, respectively, and $(277) and $(1,610) in first half 2018 and 2017, respectively.

The consolidated effective tax rates were 23.7% and 27.4% in second quarter 2018 and 2017, respectively, and 22.9% and 28.3% in first half 2018 and 2017, respectively. The lower effective tax rate in second quarter and first half 2018 compared to second quarter and first half 2017 principally reflects the lower U.S. federal statutory tax rate of 21% effective for 2018 resulting from U.S. tax reform legislation passed in December 2017.

Net earnings attributable to Tootsie Roll Industries, Inc. were $10,489 (after $19 net loss attributed to non-controlling interests) in second quarter 2018 compared to $11,895 (after $45 net loss attributed to non-controlling interests) in second quarter 2017, and earnings per share were $0.16 and $0.18 in second quarter 2018 and 2017, respectively, a decrease of $0.02 per share, or 11%. First half 2018 net earnings attributable to Tootsie Roll Industries, Inc. were $18,614 (after $43 net loss attributed to non-controlling interests) compared to first half 2017 net earnings of $21,946 (after $85 net loss attributed to non-controlling interests), and net earnings per share were $0.29 and $0.34 in first half 2018 and first half 2017, respectively, a decrease of $0.05 per share or 15%. Earnings per share attributable to Tootsie Roll Industries, Inc. for second quarter and first half 2018 did benefit from the reduction in average shares outstanding resulting from purchases in the open market by the Company of its common stock. Average shares outstanding decreased from 65,138 in second quarter 2017 to 64,190 in second quarter 2018, and from 65,308 in first half 2017 to 64,318 in first half 2018.

Goodwill and intangibles are assessed annually as of December 31 or whenever events or circumstances indicate that the carrying values may not be recoverable from future cash flows. The Company has not identified any triggering events, as defined, or other adverse information that would indicate a material impairment of its goodwill or intangibles in first half 2018. There were also no impairments in the comparative first half 2017 period or in calendar 2017.

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

The Company and the union have recently concluded a new labor contract which requires the Company’s continued participation in this Plan. The amended rehabilitation plan, which also continues, requires that employer contributions include 5% compounded annual surcharge increases each year for an unspecified period of time beginning in 2012 as well as certain plan benefit reductions. The Company’s pension expense for this Plan for calendar 2017 and 2016 was $2,617 and $2,541, respectively. The aforementioned expense includes surcharges of $656 and $542 in 2017 and 2016, respectively, as required under the plan of rehabilitation as amended. The Company’s pension expense for this Plan for first half 2018 and 2017 was $1,517 and $1,368 respectively, which includes surcharges of $434 and $343 respectively.

Earlier this year, the U.S. Congress formed a joint select committee to address the insolvency crisis affecting many multi-employer pension plans. The select committee is evaluating low-interest loans with government guarantees to these plans in order to provide long-term solvency to troubled multi-employer pension plans. The Company is currently unable to determine the ultimate outcome of the above discussed matter and, therefore, is unable to determine the effects on its consolidated financial statements, but the ultimate outcome or the effects of any modifications to the current or future rehabilitation plans or other changes, including a mass withdrawal of participating employers which would trigger the payment of the Company’s withdraw liability discussed above, could be material to its consolidated results of operations or cash flows in one or more future periods. See also the Company’s Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2017 Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows provided by operating activities were $6,395 and $8,379 in first half 2018 and 2017, respectively, a decrease of $1,984. The decrease in first half 2018 cash flows from operating activities principally reflects lower net earnings as discussed above, the timing of sales and collections of account receivables, the timing of payments (and refunds) of income taxes, and decreases in accounts payable and accrued liabilities offset by changes in other receivables. The changes in accounts payable and accrued liabilities principally reflect the timing of purchases of packaging and ingredient inventory and vender payments, and the change in other receivables is primarily due to increased broker margin deposit requirements on commodity sugar hedges.

Net cash used in investing activities was $37,092 in first half 2018 compared to $39,636 in first half 2017. Cash flows from investing activities reflect $49,742 and $40,622 of purchases of available for sale securities during first half 2018 and 2017, respectively, and $27,057 and $10,985 of sales and maturities of available for sale securities during first half 2018 and 2017, respectively. First half 2018 and 2017 investing activities include capital expenditures of $11,662 and $7,427, respectively. All capital expenditures in 2018 are expected to be funded from the Company’s cash flow from operations and internal sources. The increase in capital expenditures in first half 2018 principally relates to the purchase of new packaging lines at several manufacturing plants. In addition, Company management has committed approximately $15,000 to a manufacturing plant rehabilitation upgrade and expansion of one of its manufacturing facilities in the U.S.A. Management expects the projected cash outlays for the plant rehabilitation project to be approximately $200 in 2018, $10,000 in 2019, $1,800 in 2020 and $3,000 in 2021.

The Company’s consolidated financial statements include bank borrowings of $420 and $334 at June 30, 2018 and 2017, respectively, all of which relates to its two majority-owned and controlled Spanish companies. The Company had no other outstanding bank borrowings at June 30, 2018.

Financing activities include Company common stock purchases and retirements of $15,803 and $20,140 in first half 2018 and 2017, respectively. Cash dividends of $11,435 and $11,282 were paid in first half 2018 and 2017, respectively.

The Company’s current ratio (current assets divided by current liabilities) was 4.2 to 1 at June 30, 2018 compared to 4.2 to 1 at December 31, 2017 and 4.1 to 1 at June 30, 2017. Net working capital was $198,851 at June 30, 2018 compared to $207,132 and $203,192 at December 31, 2017 and June 30, 2017, respectively. The aforementioned net working capital amounts are principally reflected in aggregate cash and cash equivalents and short-term investments of $103,545 at June 30, 2018 compared to $137,920 and $129,744 at December 31, 2017 and June 30, 2017, respectively. In addition, long term investments, principally debt securities comprising corporate and municipal bonds were $192,181 at June 30, 2018, as compared to $190,510 and $196,308 at December 31, 2017 and June 30, 2017, respectively. Aggregate cash and cash equivalents and short and long-term investments were $295,726, $328,430, and $326,052, at June 30, 2018,  December 31, 2017 and June 30, 2017, respectively. The aforementioned includes $65,000, $60,520, and $75,265 at June 30, 2018,  December 31, 2017 and June 30, 2017, respectively, relating to trading securities which are used as an economic hedge for the Company’s deferred compensation liabilities. Investments in corporate and municipal bonds, variable rate demand notes, and other debt securities that matured during first half 2018 and 2017 were generally used to purchase the Company’s common stock or were replaced with debt securities of similar maturities.

The Company periodically contributes to a VEBA trust, managed and controlled by the Company, to fund the estimated future costs of certain employee health, welfare and other benefits. The Company is currently using these VEBA funds to pay the actual cost of such benefits through most of 2022. The VEBA trust held $17,825, $19,713 and $1,305 of aggregate cash and cash equivalents at June 30, 2018,  December 31, 2017 and June 30, 2017, respectively. The Company contributed $20,024 to this VEBA trust in fourth quarter 2017. This asset value is included in prepaid expenses and long-term other assets in the Company’s Consolidated Statement of Financial Position. These assets are categorized as Level 2 within the fair value hierarchy.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, the Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2018 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information on legal proceedings is included in Note 10 to the Condensed Consolidated Financial Statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the Company’s purchases of its common stock during the quarter ended June 30, 2018:

Approximate Dollar
	(a) Total		Shares	Value of Shares that
	Number of	(b) Average	Purchased as Part of	May Yet Be Purchased
	Shares	Price Paid per	Publicly Announced Plans	Under the Plans
Period	Purchased	Share	Or Programs	or Programs

Apr 1 to Apr 30	111,214	$29.68	Not Applicable	Not Applicable

May 1 to May 31	-	-	Not Applicable	Not Applicable

Jun 1 to Jun 30	-	-	Not Applicable	Not Applicable

Total	111,214	$29.68	Not Applicable	Not Applicable

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

TOOTSIE ROLL INDUSTRIES, INC.

Date:	August 8, 2018	BY:	/S/ELLEN R. GORDON
Ellen R. Gordon
Chairman and Chief
Executive Officer

Date:	August 8, 2018	BY:	/S/G. HOWARD EMBER, JR.
G. Howard Ember, Jr.
Vice President Finance and
Chief Financial Officer