Form 10-Q
period 2018-09-30
TOOTSIE ROLL INDUSTRIES INC
filed 2018-11-09
CIK 98677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

` Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (September 30, 2018).

Class	Outstanding

Common Stock, $.69 4/9 par value	38,621,418
Class B Common Stock, $.69 4/9 par value	25,599,198

TOOTSIE ROLL INDUSTRIES, INC.

SEPTEMBER 30, 2018

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See “Forward-Looking Statements” under Part I — Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands) (Unaudited)

	September 30, 2018	December 31, 2017	September 30, 2017

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$64,333	$96,314	$49,512
Restricted cash	393	406	400
Investments	68,373	41,606	74,272
Trade accounts receivable, less allowances of $2,873, $1,921 & $3,225	93,616	47,354	95,341
Other receivables	5,802	5,425	6,405
Inventories:
Finished goods & work-in-process	37,148	31,922	41,273
Raw material & supplies	26,172	22,905	26,767
Income taxes receivable and prepaid	-	12,974	-
Prepaid expenses	6,439	12,014	2,489
Total current assets	302,276	270,920	296,459

PROPERTY, PLANT & EQUIPMENT, at cost:
Land	21,968	21,962	22,222
Buildings	118,581	118,491	116,555
Machinery & equipment	381,522	381,665	369,753
Construction in progress	21,106	4,866	14,328
	543,177	526,984	522,858
Less-accumulated depreciation	361,079	348,012	344,809
Net property, plant and equipment	182,098	178,972	178,049

OTHER ASSETS:
Goodwill	73,237	73,237	73,237
Trademarks	175,024	175,024	175,024
Investments	188,393	190,510	193,991
Split dollar officer life insurance	26,042	26,042	26,042
Prepaid expenses and other assets	13,249	15,817	34
Deferred income taxes	445	424	-
Total other assets	476,390	481,054	468,328
Total assets	$960,764	$930,946	$942,836

(The accompanying notes are an integral part of these statements.)

(in thousands except per share data) (Unaudited)

	September 30, 2018	December 31, 2017	September 30, 2017

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$18,637	$11,928	$14,037
Bank loans	190	440	404
Dividends payable	5,777	5,660	5,667
Accrued liabilities	45,787	45,157	50,552
Postretirement health care	603	603	513
Income taxes payable	3,516	-	7,636
Total current liabilities	74,510	63,788	78,809

NONCURRENT LIABILITIES:
Deferred income taxes	41,382	41,457	44,316
Postretirement health care	13,167	12,894	11,941
Industrial development bonds	7,500	7,500	7,500
Liability for uncertain tax positions	4,148	4,817	4,811
Deferred compensation and other liabilities	73,321	66,686	80,936
Total noncurrent liabilities	139,518	133,354	149,504

TOOTSIE ROLL INDUSTRIES, INC. SHAREHOLDERS’ EQUITY:
Common stock, $.69-4/9 par value- 120,000 shares authorized; 38,621, 37,960 & 38,046, respectively, issued	26,820	26,361	26,421
Class B common stock, $.69-4/9 par value- 40,000 shares authorized; 25,599, 24,891 & 24,918, respectively, issued	17,777	17,285	17,304
Capital in excess of par value	699,140	656,752	660,779
Retained earnings	27,356	57,225	30,890
Accumulated other comprehensive loss	(22,261)	(21,791)	(18,921)
Treasury stock (at cost)- 88, 85 & 85 shares, respectively	(1,992)	(1,992)	(1,992)
Total Tootsie Roll Industries, Inc. shareholders’ equity	746,840	733,840	714,481
Noncontrolling interests	(104)	(36)	42
Total equity	746,736	733,804	714,523
Total liabilities and shareholders’ equity	$960,764	$930,946	$942,836

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

EARNINGS AND RETAINED EARNINGS

(in thousands except per share amounts) (Unaudited)

	Quarter Ended		Year to Date Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Net product sales	$181,505	$182,173	$387,987	$390,495
Rental and royalty revenue	798	842	2,925	2,771
Total revenue	182,303	183,015	390,912	393,266

Product cost of goods sold	115,246	114,970	248,561	245,889
Rental and royalty cost	211	240	686	757
Total costs	115,457	115,210	249,247	246,646

Product gross margin	66,259	67,203	139,426	144,606
Rental and royalty gross margin	587	602	2,239	2,014
Total gross margin	66,846	67,805	141,665	146,620
Selling, marketing and administrative expenses	36,620	33,222	91,229	86,502
Earnings from operations	30,226	34,583	50,436	60,118
Other income (loss), net	2,987	4,370	6,871	9,311
Earnings before income taxes	33,213	38,953	57,307	69,429
Provision for income taxes	7,134	12,066	12,657	20,681
Net earnings	26,079	26,887	44,650	48,748
Less: Net earnings (loss) attributable to noncontrolling interests	(25)	(46)	(68)	(131)
Net earnings attributable to Tootsie Roll Industries, Inc.	$26,104	$26,933	$44,718	$48,879

Net earnings attributable to Tootsie Roll Industries, Inc. per share	$0.41	$0.42	$0.70	$0.75
Dividends per share *	$0.09	$0.09	$0.27	$0.27

Average number of shares outstanding	64,155	64,855	64,268	65,155

Retained earnings at beginning of period	$7,020	$9,615	$57,225	$43,833
Net earnings attributable to Tootsie Roll Industries, Inc.	26,104	26,933	44,718	48,879
Adopted ASU's (See Note 1)	-	-	2,726	-
Cash dividends	(5,768)	(5,658)	(17,164)	(16,898)
Stock dividends	-	-	(60,149)	(44,924)
Retained earnings at end of period	$27,356	$30,890	$27,356	$30,890

*Does not include 3% stock dividend to shareholders of record on 3/6/18 and 3/7/17.

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS

(in thousands except per share amounts) (Unaudited)

	Quarter Ended		Year to Date Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Net earnings	$26,079	$26,887	$44,650	$48,748

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	1,164	(216)	1,102	2,875

Pension and postretirement reclassification adjustments:
Unrealized gains (losses) for the period on postretirement and pension benefits	-	4	-	95
Less: reclassification adjustment for (gains) losses to net earnings	(331)	(366)	(993)	(1,097)
Unrealized gains (losses) on postretirement and pension benefits	(331)	(362)	(993)	(1,002)

Investments:
Unrealized gains (losses) for the period on investments	209	121	(1,071)	500
Less: reclassification adjustment for (gains) losses to net earnings	-	-	-	-
Unrealized gains (losses) on investments	209	121	(1,071)	500

Derivatives:
Unrealized gains (losses) for the period on derivatives	(573)	19	(2,422)	(1,735)
Less: reclassification adjustment for (gains) losses to net earnings	795	28	1,630	(109)
Unrealized gains (losses) on derivatives	222	47	(792)	(1,844)

Total other comprehensive income (loss), before tax	1,264	(410)	(1,754)	529
Income tax benefit (expense) related to items of other comprehensive income	(24)	70	691	796
Total comprehensive earnings	27,319	26,547	43,587	50,073
Comprehensive earnings (loss) attributable to noncontrolling interests	(25)	(46)	(68)	(131)
Total comprehensive earnings attributable to Tootsie Roll Industries, Inc.	$27,344	$26,593	$43,655	$50,204

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Year to Date Ended
	September 30, 2018	September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$44,650	$48,748
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	13,933	14,364
Deferred income taxes	(443)	153
Amortization of marketable security premiums	1,351	1,840
Changes in operating assets and liabilities:
Accounts receivable	(45,881)	(51,270)
Other receivables	(649)	(4,265)
Inventories	(8,333)	(10,018)
Prepaid expenses and other assets	8,268	3,313
Accounts payable and accrued liabilities	10,932	8,249
Income taxes payable	15,821	8,706
Postretirement health care benefits	(720)	(677)
Deferred compensation and other liabilities	2,051	(723)
Net cash from operating activities	40,980	18,420
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(16,812)	(11,699)
Purchases of trading securities	(3,807)	(3,387)
Sales of trading securities	817	3,544
Purchase of available for sale securities	(65,098)	(51,935)
Sale and maturity of available for sale securities	45,379	21,328
Net cash used in investing activities	(39,521)	(42,149)
CASH FLOWS FROM FINANCING ACTIVITIES:
Shares purchased and retired	(16,650)	(30,027)
Dividends paid in cash	(17,208)	(16,965)
Proceeds from bank loans	1,264	1,182
Repayment of bank loans	(1,506)	(1,345)
Net cash used in financing activities	(34,100)	(47,155)
Effect of exchange rate changes on cash	647	1,269
Decrease in cash and cash equivalents	(31,994)	(69,615)
Cash, cash equivalents and restricted cash at beginning of year	96,720	119,527
Cash, cash equivalents and restricted cash at end of quarter	$64,726	$49,912
Supplemental cash flow information:
Income taxes paid/(received), net	$(2,811)	$12,360
Interest paid	$81	$49
Stock dividend issued	$60,538	$69,739

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

Results of operations for the period ended September 30, 2018 are not necessarily indicative of results to be expected for the year to end December 31, 2018 because of the seasonal nature of the Company’s operations. Historically, the third quarter has been the Company’s largest sales quarter due to pre-Halloween sales.

Revenue Recognition

The Company’s revenues, primarily net product sales, principally result from the sale of goods, reflect the consideration to which the Company expects to be entitled generally based on customer purchase orders. The Company records revenue based on a five-step model in accordance with Accounting Standards Codification ("ASC") Topic 606 which became effective January, 1, 2018. Adjustments for estimated customer cash discounts upon payment, discounts for price adjustments, product returns, allowances, and certain advertising and promotional costs, including consumer coupons, are variable consideration and are recorded as a reduction of product sales revenue in the same period the related product sales are recorded. Such estimates are calculated using historical averages adjusted for any expected changes due to current business conditions and experience. A net product sale is recorded when the Company delivers the product to the customer, or in certain instances, the customer picks up the goods at the Company’s distribution center, and thereby obtains control of such product. Amounts billed and due from our customers are classified as accounts receivables on the balance sheet and require payment on a short-term basis. Accounts receivable are unsecured. Shipping and handling costs are included in selling, marketing and administrative expenses. We also recognize a minor amount of royalty income (less than 0.2% of our consolidated net sales) from sales-based licensing arrangements, pursuant to which revenue is recognized as the third-party licensee sales occur. Rental income (less than 1% of our consolidated net sales) is not considered revenue from contracts from customers. See “Recently Adopted Accounting Pronouncements” for further discussion.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, (ASC Topic 606) which supersedes nearly all existing revenue recognition guidance. Subsequent to the issuance of ASC Topic 606, the FASB clarified and amended the guidance through several Accounting Standard Updates; hereinafter the collection of revenue guidance is referred to as “ASC 606”. The core principle of ASC 606 is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted ASU 2014-09 and related amendments (ASC 606) as of January 1, 2018 using the modified retrospective method. As a result of adoption, the cumulative impact to retained earnings at January 1, 2018 was a net after-tax increase of $3,319  ($4,378 pre-tax). The adoption principally changed the timing of recognition of certain trade promotions and related adjustments thereto which affect net product sales. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company expects the impact of the adoption of the new standard to be immaterial to its net income on an ongoing basis. Revenue continues to be recognized at a point in time for product sales when products are delivered to or picked up by the customer as discussed above.

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

In March 2018, the FASB issued ASU 2018-05 which adds various Securities and Exchange Commission (“SEC”) paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which was effective immediately. The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Cuts and Jobs Act in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Tax Cuts and Jobs Act are incomplete by the due date of the financial statements and if possible to provide a reasonable estimate. The Company has accounted for the tax effects of the Tax Cuts and Jobs Act under the guidance of SAB 118, on a provisional basis. The accounting for certain income tax effects is incomplete, but the Company has determined reasonable estimates for those effects and has recorded provisional amounts in the condensed consolidated financial statements as of September 30, 2018 and December 31, 2017.

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

Recently Issued Accounting Pronouncements - Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02 which amends existing guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. This ASU also provides clarifications surrounding the presentation of the effects of leases in the income statement and statement of cash flows. This guidance will be effective for the Company on January 1, 2019. The Company owns substantially all of its personal property and real estate. However, the Company expects the new lease standard to increase its total assets and liabilities. The Company is currently evaluating the magnitude of the impact that this guidance will have on its consolidated financial statements upon adoption.

In August 2017, the FASB issued ASU 2017-12, guidance that amends hedge accounting. Under the new guidance, more hedging strategies will be eligible for hedge accounting and the application of hedge accounting is simplified. The new guidance amends presentation and disclosure requirements, and how effectiveness is assessed. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted. The Company has completed its initial assessment and does not expect adoption of this guidance to have a material impact on its consolidated financial statements.

Note 2 — Average Shares Outstanding

The average number of shares outstanding for nine months 2018 reflects stock purchases of 502 shares for $16,650 and a 3% stock dividend of 1,869 shares distributed on April 6, 2018. The average number of shares outstanding for nine months 2017 reflects stock purchases of 809 shares for $30,027 and a 3% stock dividend of 1,847 shares distributed on April 17, 2017.

Note 3 — Income Taxes

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company remains subject to examination by U.S. federal and state and foreign tax authorities for the years 2015 through 2017. With few exceptions, the Company is no longer subject to examination by tax authorities for the year 2014 and prior. The consolidated effective tax rates were 21.5% and 31.0% in third quarter 2018 and 2017, respectively, and 22.1% and 29.8% in nine months 2018 and 2017, respectively.  The lower effective tax rate in third quarter and nine months 2018 compared to third quarter and nine months 2017 principally reflects the lower U.S. federal statutory tax rate of 21% effective for 2018.

The Company believes it has obtained and analyzed all reasonably available information necessary to record the effects of the change in tax law and considers its accounting for the effects of the 2017 Tax Reform Act to be provisional as of September 30, 2018. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional regulatory guidance that may be issued by the Internal Revenue Service, and actions the Company may take as a result of the Tax Reform Act.

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

As of September 30, 2018,  December 31, 2017 and September 30, 2017, the Company held certain financial assets that are required to be measured at fair value on a recurring basis. These included derivative hedging instruments related to the purchase of certain raw materials and foreign currencies, investments in trading securities and available for sale securities. The Company’s available for sale securities principally consist of corporate and municipal bonds that are publicly traded and variable rate demand notes and obligations with interest rates that generally reset weekly and the security can be “put” back and sold weekly. Trading securities principally consist of equity mutual funds that are publicly traded.

The following table presents information about the Company’s financial assets and liabilities measured at fair value as of September 30, 2018,  December 31, 2017 and September 30, 2017 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Estimated Fair Value September 30, 2018
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$64,333	$64,333	$-	$-
Available for sale securities	189,172	732	188,440	-
Foreign currency forward contracts	177	-	177	-
Commodity futures contracts	(859)	(859)	-	-
Trading securities	67,594	67,594	-	-
Total assets measured at fair value	$320,417	$131,800	$188,617	$-

	Estimated Fair Value December 31, 2017
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$96,314	$96,314	$-	$-
Available for sale securities	171,596	1,200	170,396	-
Foreign currency forward contracts	79	-	79	-
Commodity futures contracts, net	32	32	-	-
Trading securities	60,520	60,520	-	-
Total assets measured at fair value	$328,541	$158,066	$170,475	$-

	Estimated Fair Value September 30, 2017
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$49,512	$49,512	$-	$-
Available for sale securities	193,169	2,402	190,767	-
Foreign currency forward contracts	147	-	147	-
Commodity futures contracts	(364)	(364)	-	-
Trading securities	75,094	75,094	-	-
Total assets measured at fair value	$317,558	$126,644	$190,914	$-

The fair value of the Company’s industrial revenue development bonds at September 30, 2018,  December 31, 2017 and September 30, 2017 were valued using Level 2 inputs which approximates the carrying value of $7,500 for the respective periods. Interest rates on these bonds are reset weekly based on current market conditions.

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

Changes in the fair value of the Company’s cash flow hedges are recorded in accumulated other comprehensive loss, net of tax, and are reclassified to earnings in the periods in which earnings are affected by the hedged item. Substantially all amounts reported in accumulated other comprehensive loss for commodity derivatives are expected to be reclassified to cost of goods sold. Approximately $816 of this accumulated comprehensive loss is expected to be reclassified as a charge to earnings in 2019 and $43 of this accumulated comprehensive loss is expected to be reclassified as a charge to earnings in 2020. Approximately $90 and $87 reported in accumulated other comprehensive loss for foreign currency derivatives are expected to be reclassified to other income, net in 2019 and 2020, respectively.

The following table summarizes the Company’s outstanding derivative contracts and their effects on its Condensed Consolidated Statements of Financial Position at September 30, 2018,  December 31, 2017 and September 30, 2017:

	September 30, 2018
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$11,050	$177	$-
Commodity futures contracts	8,285	3	(862)
Total derivatives		$180	$(862)

	December 31, 2017
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$919	$79	$-
Commodity futures contracts	13,840	284	(252)
Total derivatives		$363	$(252)

	September 30, 2017
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$2,059	$147	$-
Commodity futures contracts	13,616	56	(420)
Total derivatives		$203	$(420)

The effects of derivative instruments on the Company’s Condensed Consolidated Statements of Earnings and Retained Earnings and the Condensed Consolidated Statements of Comprehensive Earnings for periods ended September 30, 2018 and September 30, 2017 are as follows:

	For Quarter Ended September 30, 2018
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$177	$-	$-
Commodity futures contracts	(750)	(795)	-
Total	$(573)	$(795)	$-

	For Quarter Ended September 30, 2017
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$118	$55	$-
Commodity futures contracts	(99)	(83)	-
Total	$19	$(28)	$-

	For Year to Date Ended September 30, 2018
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$166	$67	$-
Commodity futures contracts	(2,588)	(1,697)	-
Total	$(2,422)	$(1,630)	$-

	For Year to Date Ended September 30, 2017
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$266	$1	$-
Commodity futures contracts	(2,001)	108	-
Total	$(1,735)	$109	$-

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

The Company is currently unable to determine the ultimate outcome of the above discussed matter and therefore, is unable to determine the effects on its consolidated financial statements, but the ultimate outcome or the effects of any modifications to the current rehabilitation plan or other Plan restructuring changes discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 2) could be material to its consolidated results of operations or cash flows in one or more future periods. See also the Company’s Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations incorporated into the Company’s 2017 Form 10-K.

Note 7 — Accumulated Other Comprehensive Earnings (Loss)

Accumulated Other Comprehensive Earnings (Loss) consists of the following components:

						Accumulated
	Foreign		Foreign		Postretirement	Other
	Currency		Currency	Commodity	and Pension	Comprehensive
	Translation	Investments	Derivatives	Derivatives	Benefits	Earnings (Loss)
Balance at December 31, 2017	$(24,262)	$(889)	$51	$20	$3,289	$(21,791)
Other comprehensive earnings (loss) before reclassifications	1,102	(812)	125	(1,961)	-	(1,546)
Reclassifications from accumulated other comprehensive loss	-	-	(51)	1,286	(752)	483
Other comprehensive earnings (loss) net of tax	1,102	(812)	74	(675)	(752)	(1,063)
Adoption of ASU 2018-02 (See Note 1)	-	(168)	9	4	748	593
Balance at September 30, 2018	$(23,160)	$(1,869)	$134	$(651)	$3,285	$(22,261)

						Accumulated
	Foreign		Foreign		Postretirement	Other
	Currency		Currency	Commodity	and Pension	Comprehensive
	Translation	Investments	Derivatives	Derivatives	Benefits	Earnings (Loss)
Balance at December 31, 2016	$(25,460)	$(697)	$(76)	$1,114	$4,873	$(20,246)
Other comprehensive earnings (loss) before reclassifications	2,875	319	170	(1,276)	6	2,094
Reclassifications from accumulated other comprehensive loss	-	-	-	(69)	(700)	(769)
Other comprehensive earnings (loss) net of tax	2,875	319	170	(1,345)	(694)	1,325
Balance at September 30, 2017	$(22,585)	$(378)	$94	$(231)	$4,179	$(18,921)

The amounts reclassified from accumulated other comprehensive income (loss) consisted of the following:

Details about Accumulated Other	Quarter Ended		Year to Date Ended		Location of (Gain) Loss
Comprehensive Income Components	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017	Recognized in Earnings
Foreign currency derivatives	$-	$(55)	$(67)	$(1)	Other income, net
Commodity derivatives	795	83	1,697	(108)	Product cost of goods sold
Postretirement and pension benefits	(331)	(366)	(993)	(1,097)	Other income, net
Total before tax	464	(338)	637	(1,206)
Tax (expense) benefit	(112)	123	(154)	437
Net of tax	$352	$(215)	$483	$(769)

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

Net product sales were $181,505 in third quarter 2018 compared to $182,173 in third quarter 2017, a decrease of $668 or 0.4%. Nine months 2018 net product sales were $387,987 compared to $390,495 in nine months 2017, a decrease of $2,508 or 0.6%. The timing of certain sales between second and third quarter in the comparative 2018 and 2017 periods caused third quarter 2018 net product sales to edge lower than third quarter 2017 net product sales.

Product cost of goods sold were $115,246 in third quarter 2018 compared to $114,970 in third quarter 2017, and nine months 2018 product cost of goods sold were $248,561 compared to $245,889 in nine months 2017.  Product cost of goods sold includes $83 and $560 of certain deferred compensation expenses in third quarter 2018 and 2017, respectively, and $150 and $1,845 of certain deferred compensation expenses in nine months 2018 and 2017, respectively. These deferred compensation expenses principally result from the changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Adjusting for the aforementioned, product cost of goods sold increased from $114,410 in third quarter 2017 to $115,163 in third quarter 2018, an increase of $753 or 0.7%; and increased from $244,044 in nine months 2017 to $248,411 in nine months 2018, an increase of $4,367 or 1.8%. As a percentage of net product sales, adjusted product cost of goods sold was 63.5% and 62.8% in third quarter 2018 and 2017, respectively, an unfavorable increase of 0.7 percentage points; and adjusted product cost of goods sold was 64.0% and 62.5% in nine months 2018 and 2017, respectively, an unfavorable increase of 1.5 percentage points.  Increases in wages and employee healthcare and other benefit costs, principally resulting from unfavorable experience under Company self-insurance programs, added to third quarter and nine months 2018 product cost of goods sold. Increases in plant manufacturing overhead costs, including higher repairs and maintenance, also contributed higher product cost of goods sold in third quarter and nine months 2018.

Costs relating to quality improvements in product packaging and start-up of new manufacturing packaging lines, which were substantially phased into service during the second and third quarters of 2018, also had an unfavorable impact on product cost of goods sold and resulting lower gross profit margins in third quarter and nine months 2018 compared to third quarter and nine months 2017. The Company is continuing its investments in its plant manufacturing operations and products to meet new consumer and customer demands, achieve quality improvements to increase consumer product acceptance, and realize operational efficiencies and cost reductions. Manufacturing efficiencies driven by capital investments and ongoing cost containment programs mitigated some of these higher costs and expenses discussed above.

Selling, marketing and administrative expenses were $36,620 in third quarter 2018 compared to $33,222 in third quarter 2017, and nine months 2018 selling, marketing and administrative expenses were $91,229 compared to $86,502 in nine months 2017.  Selling, marketing and administrative expenses includes $2,267 and $1,717 of certain deferred compensation expenses in third quarter 2018 and 2017, and $4,215 and $5,131 of certain deferred compensation expenses in nine months 2018 and 2017, respectively. As discussed above, these expenses principally result from changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years, and are not reflective of current operating results. Adjusting for the aforementioned, selling, marketing and administrative expenses increased from $31,505 in third quarter 2017 to $34,353 in third quarter 2018, an increase of $2,848 or 9.0%; and selling, marketing and administrative expenses increased from $81,371 in nine months 2017 to $87,014 in nine months 2018, an increase of $5,643 or 6.9%. As a percentage of net product sales, adjusted selling, marketing and administrative expenses increased from 17.3% in third quarter 2017 to 18.9% in third quarter 2018, an unfavorable increase of 1.6 percentage points as a percent of net sales, and selling, marketing and administrative expenses increased from 20.8% in nine months 2017 to 22.4% in nine months 2018, an unfavorable increase of 1.6 percentage points as a percent of net sales. The increase in adjusted selling, marketing and administrative expenses in third quarter and nine months 2018 principally reflects higher freight, delivery and warehousing expenses, which are discussed below, as well as increases in legal and professional fees expenses.

Selling, marketing and administrative expenses include $14,698 and $12,762 for customer freight, delivery and warehousing expenses in third quarter 2018 and 2017, respectively, an increase of $1,936 or 15.2%. These expenses were  $36,304 and $31,857 in nine months 2018 and 2017, respectively, an increase of $4,447 or 14.0%.  These increases in customer freight, delivery and warehousing expenses were the principal drivers of higher selling, marketing and administrative expenses in third quarter and nine months 2018. These expenses were 8.1% and 7.0% of net product sales in third quarter 2018 and 2017, respectively, and were 9.4% and 8.2% of net product sales in nine months 2018 and 2017, respectively. Increased freight and delivery expenses reflect higher freight rates principally due to increases in fuel costs and the continuing imbalance between supply and demand for over-the-road truck delivery. Much of this imbalance is being driven by a nationwide driver shortage as well as new federal regulations which require increased monitoring of a driver’s allowed driving time using electronic monitoring technology. Although the Company is taking steps to mitigate these higher freight and delivery costs, management believes that these higher input costs reflect a structural change in the transportation industry and are likely to continue.

Earnings from operations were $30,226 in third quarter 2018 compared to $34,583 in third quarter 2017, and were $50,436 in nine months 2018 compared to $60,118 in nine months 2017. Earnings from operations include $2,350 and $2,277 of certain deferred compensation expenses in third quarter 2018 and 2017, respectively, and include $4,365 and $6,976 of certain deferred compensation expenses in nine months 2018 and 2017, respectively, which are discussed above. Adjusting for these deferred compensation costs and expenses, operating earnings were $32,576 and $36,860 in third quarter 2018 and 2017, respectively, a decrease of $4,284 or 11.6%; and adjusted operating earnings were $54,801 and $67,094 in nine months 2018 and 2017, respectively, a decrease of $12,293 or 18.3%. As a percentage of net product sales, these adjusted operating earnings were 18.0% and 20.2% in third quarter 2018 and 2017, respectively, an unfavorable decrease of 2.2 percentage points as a percentage of net product sales; and as a percentage of net product sales, these adjusted operating earnings were 14.1% and 17.2% in nine months 2018 and 2017, respectively, an unfavorable decrease of 3.1 percentage points as a percentage of net product sales. This decline in operating earnings principally reflects increases in customer freight and delivery expenses and product costs of goods sold as discussed above. Management believes the presentation in this and the preceding paragraphs relating to amounts adjusted for deferred compensation expense are more reflective of the underlying operations of the Company.

It has been the historical experience in the confectionary industry that sale price increases are enacted when input costs and expense increases result in the erosion of margins. Company management believes that most companies and U.S. suppliers of branded confectionary products have recently announced selective sales price increases or product weight declines (indirect price increase). The Company has recently announced price increases that are effective January 1, 2019 for selective products and certain retail price points, and believes that these actions will mitigate some of the higher input costs and expenses, including freight and delivery, which are discussed above. The Company has not yet determined the amount of price realization that will ultimately result from this action.

Other income, net was $2,987 in third quarter 2018 compared to $4,370 in third quarter 2017, an unfavorable decrease of $1,383; and other income, net was $6,871 in nine months 2018 compared to $9,311 in nine months 2017, an unfavorable decrease of $2,440. Other income, net for third quarter 2018 and 2017 includes net gains and investment income of $2,350 and $2,277, respectively, on trading securities which provide an economic hedge of the Company’s deferred compensation liabilities; and other income, net for nine months 2018 and 2017 includes net gains and investment income of $4,365 and $6,976, respectively, on trading securities relating to these programs. These changes in trading securities were substantially offset by a like amount of deferred compensation expense included in product cost of goods sold and selling, marketing, and administrative expenses in the respective periods as discussed above. Other income, net includes gains (losses) on foreign exchange of $(506) and $1,082 in third quarter 2018 and 2017, respectively, and $(783) and $(527) in nine months 2018 and 2017, respectively.

The consolidated effective tax rates were 21.5% and 31.0% in third quarter 2018 and 2017, respectively, and 22.1% and 29.8% in nine months 2018 and 2017, respectively. The lower effective tax rate in third quarter and nine months 2018 compared to third quarter and nine months 2017 principally reflects the lower U.S. federal statutory tax rate of 21% effective as of January 1, 2018 resulting from U.S. tax reform legislation enacted in December 2017.  As discussed in Note 3, the Company believes it has obtained and analyzed all reasonably available information necessary to record the effects of the change in tax law and considers its accounting for the effects of tax reform to be provisional as of September 30, 2018. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional regulatory guidance that may be issued.

Net earnings attributable to Tootsie Roll Industries, Inc. were $26,104 (after $25 net loss attributed to non-controlling interests) in third quarter 2018 compared to $26,933 (after $46 net loss attributed to non-controlling interests) in third quarter 2017, and earnings per share were $0.41 and $0.42 in third quarter 2018 and 2017, respectively, a decrease of $0.01 per share, or 2.4%. Nine months 2018 net earnings attributable to Tootsie Roll Industries, Inc. were $44,718 (after $68 net loss attributed to non-controlling interests) compared to nine months 2017 net earnings of $48,879 (after $131 net loss attributed to non-controlling interests), and net earnings per share were $0.70 and $0.75 in nine months 2018 and nine months 2017, respectively, a decrease of $0.05 per share or 6.7%. Earnings per share attributable to Tootsie Roll Industries, Inc. for third quarter and nine months 2018 did benefit from the reduction in average shares outstanding resulting from purchases in the open market by the Company of its common stock. Average shares outstanding decreased from 64,855 in third quarter 2017 to 64,155 in third quarter 2018, and from 65,155 in nine months 2017 to 64,268 in nine months 2018.

Goodwill and intangibles are assessed annually as of December 31 or whenever events or circumstances indicate that the carrying values may not be recoverable from future cash flows. The Company has not identified any triggering events, as defined, or other adverse information that would indicate a material impairment of its goodwill or intangibles in nine months 2018. There were also no impairments in the comparative nine months 2017 period or in calendar 2017.

As more fully discussed in Note 1, the Company adopted the new accounting revenue recognition guidance (ASC 606) effective January 1, 2018. As a result of adoption, the cumulative impact to retained earnings at January 1, 2018 was a net after-tax increase of $3,319 ($4,378 pre-tax). The  adoption principally changed the timing of recognition of certain trade promotions and related adjustments thereto which affect net product sales. The comparative 2017 information has not been restated and continues to be reported under the accounting standards in effect for such period. The Company expects the impact of the adoption of the new standard to be immaterial to its net income in calendar 2018 and future years. Revenue for net product sales continues to be recognized at a point in time when products are delivered to or picked up by the customer, as designated by customers’ purchase orders, as discussed in Note 1.

Beginning in 2012, the Company received periodic notices from the Bakery and Confectionery Union and Industry International Pension Plan (Plan), a multi-employer defined benefit pension plan for certain Company union employees, that the Plan’s actuary certified the Plan to be in “critical status”, the “Red Zone”, as defined by the Pension Protection Act (PPA) and the Pension Benefit Guaranty Corporation (PBGC), and that a plan of rehabilitation was adopted by the trustees of the Plan in 2012 (and was further amended in 2016). During 2015, the Company received notices that the Plan’s status was changed to “critical and declining status”, as defined by the PPA and PBGC, for the plan year beginning January 1, 2015, and that the Plan was projected to have an accumulated funding deficiency for the 2017 through 2024 plan years. A designation of “critical and declining status” implies that the Plan is expected to become insolvent in the next 20 years. In April 2018, the Company received new updated notices that the Plan remains in “critical and declining status” and is currently projected to become insolvent in 2030.  These notices also advise that the Plan trustees have updated the Rehabilitation Plan and are considering the reduction or elimination of certain retirement benefits as well as other plan restructuring that requires certain government approvals, with the goal of avoiding insolvency, but may ultimately seek assistance from the PBGC.

Based on updated annual notices, the Plan’s funded percentages (plan investment assets as a percentage of plan liabilities), as defined, were 54.7%, 57.0% and 62.8% as of January 1, 2017 (most recent valuation date available), 2016, and 2015, respectively (these valuation dates are as of the beginning of each Plan year). These funded percentages are based on actuarial values, as defined, and do not reflect the actual market value of Plan investments as of these dates. If the market value of investments had been used as of January 1, 2017, the funded percentage would be 52.5% (not 54.7%). As of the January 1, 2017 valuation date (most recent valuation available), 19% of Plan participants were current active employees, 52% were retired or separated from service and receiving benefits, and 29% were retired or separated from service and entitled to future benefits. The number of current active employee Plan participants as of January 1, 2017 fell 8% from the previous year and 9% over the past two years. When compared to the Plan valuation date of January 1, 2011 (six years earlier), current active employees participants have declined 36%, whereas participants who were retired or separated from service and receiving benefits increased 6% and participants who were retired or separated from service and entitled to future benefits increased 8%. The bankruptcy of a major participating employer in the Plan contributed to the above discussed Plan results. The Internal Revenue Service issued updated mortality tables (increasing life expectancy) effective January 1, 2018 which will likely increase the Plan’s liabilities and further decrease the above discussed funding percentages.

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

The Company and the union have recently concluded a new labor contract which requires the Company’s continued participation in this Plan through September 2022. The amended rehabilitation plan, which also continues, requires that employer contributions include 5% compounded annual surcharge increases each year for an unspecified period of time beginning in 2012 as well as certain plan benefit reductions. The Company’s pension expense for this Plan for calendar 2017 and 2016 was $2,617 and $2,541, respectively. The aforementioned expense includes surcharges of $656 and $542 in 2017 and 2016, respectively, as required under the plan of rehabilitation as amended. The Company’s pension expense for this Plan for nine months 2018 and 2017 was $2,201 and $2,064 respectively, which includes surcharges of $630 and $517 respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows provided by operating activities were $40,980 and $18,420 in nine months 2018 and 2017, respectively, a favorable increase of $22,560. The increase in nine months 2018 cash flows from operating activities principally reflects the timing of sales and collections of account receivables, the timing of payments (and refunds) of income taxes as well as lower income tax rates in 2018 as discussed above, and changes in accounts payable and accrued liabilities, prepaid expenses and other assets, and other receivables. The changes in accounts payable and accrued liabilities principally reflect the timing of purchases of packaging and ingredient inventory and vender payments. The change in prepaid expenses and other assets is primarily the result from the timing of payments for certain expenses, and the change in other receivables is primarily due to decreased broker margin deposit requirements on commodity sugar hedges.

Net cash used in investing activities was $39,521 in nine months 2018 compared to $42,149 in nine months 2017. Cash flows from investing activities reflect $65,098 and $51,935 of purchases of available for sale securities during nine months 2018 and 2017, respectively, and $45,379 and $21,328 of sales and maturities of available for sale securities during nine months 2018 and 2017, respectively. Nine months 2018 and 2017 investing activities include capital expenditures of $16,812 and $11,699, respectively. All capital expenditures in 2018 are expected to be funded from the Company’s cash flow from operations and internal sources. The increase in capital expenditures in nine months 2018 reflects the purchase of new packaging lines at several manufacturing plants. In addition, Company management has committed approximately $17,000 to a manufacturing plant rehabilitation upgrade and expansion of one of its manufacturing facilities in the U.S. Management expects the projected cash outlays for this project to be approximately $800 in 2018, $10,000 in 2019, $3,100 in 2020 and $3,100 in 2021.

The Company’s consolidated financial statements include bank borrowings of $190 and $404 at September 30, 2018 and 2017, respectively, all of which relates to its two majority-owned and controlled Spanish companies. The Company had no other outstanding bank borrowings at September 30, 2018.

Financing activities include Company common stock purchases and retirements of $16,650 and $30,027 in nine months 2018 and 2017, respectively. Cash dividends of $17,208 and $16,965 were paid in nine months 2018 and 2017, respectively.

The Company’s current ratio (current assets divided by current liabilities) was 4.1 to 1 at September 30, 2018 compared to 4.2 to 1 at December 31, 2017 and 3.8 to 1 at September 30, 2017. Net working capital was $227,766 at September 30, 2018 compared to $207,132 and $217,650 at December 31, 2017 and September 30, 2017, respectively. The aforementioned net working capital amounts are principally reflected in aggregate cash and cash equivalents and short-term investments of $132,706 at September 30, 2018 compared to $137,920 and $123,784 at December 31, 2017 and September 30, 2017, respectively. In addition, long term investments, principally debt securities comprising corporate and municipal bonds were $188,393 at September 30, 2018, as compared to $190,510 and $193,991 at December 31, 2017 and September 30, 2017, respectively. Aggregate cash and cash equivalents and short and long-term investments were $321,099, $328,430, and $317,775, at September 30, 2018,  December 31, 2017 and September 30, 2017, respectively. The aforementioned includes $67,594, $60,520, and $75,094 at September 30, 2018,  December 31, 2017 and September 30, 2017, respectively, relating to trading securities which are used as an economic hedge for the Company’s deferred compensation liabilities. Investments in corporate and municipal bonds, variable rate demand notes, and other debt securities that matured during nine months 2018 and 2017 were generally used to purchase the Company’s common stock or were replaced with debt securities of similar maturities.

The Company periodically contributes to a VEBA trust, managed and controlled by the Company, to fund the estimated future costs of certain employee health, welfare and other benefits. The Company is currently using these VEBA funds to pay the actual cost of such benefits through most of 2022. The VEBA trust held $17,152, $19,713 and $602 of aggregate cash and cash equivalents at September 30, 2018,  December 31, 2017 and September 30, 2017, respectively. The Company contributed $20,024 to this VEBA trust in fourth quarter 2017. This asset value is included in prepaid expenses and long-term other assets in the Company’s Consolidated Statement of Financial Position. These assets are categorized as Level 2 within the fair value hierarchy.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, the Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2018 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information on legal proceedings is included in Note 10 to the Condensed Consolidated Financial Statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the Company’s purchases of its common stock during the quarter ended September 30, 2018:

Approximate Dollar
	(a) Total		Shares	Value of Shares that
	Number of	(b) Average	Purchased as Part of	May Yet Be Purchased
	Shares	Price Paid per	Publicly Announced Plans	Under the Plans
Period	Purchased	Share	Or Programs	or Programs

Jul 1 to Jul 31	-	$-	Not Applicable	Not Applicable

Aug 1 to Aug 31	-	-	Not Applicable	Not Applicable

Sep 1 to Sep 30	29,445	28.68	Not Applicable	Not Applicable

Total	29,445	$28.68	Not Applicable	Not Applicable

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

TOOTSIE ROLL INDUSTRIES, INC.

Date:	November 9, 2018	BY:	/S/ELLEN R. GORDON
Ellen R. Gordon
Chairman and Chief
Executive Officer

Date:	November 9, 2018	BY:	/S/G. HOWARD EMBER, JR.
G. Howard Ember, Jr.
Vice President Finance and
Chief Financial Officer