Form 10-K
period 2018-12-31
TOOTSIE ROLL INDUSTRIES INC
filed 2019-03-01
CIK 98677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of February 21, 2019, there were outstanding 38,541,273 shares of Common Stock par value $.69-4/9 per share, and 25,583,209 shares of Class B Common Stock par value $.69-4/9 per share.

As of June 30, 2018, the aggregate market value of the Common Stock (based upon the closing price of the stock on the New York Stock Exchange on such date) held by non-affiliates was approximately $545,405,000. Class B Common Stock is not traded on any exchange, is restricted as to transfer or other disposition, but is convertible into Common Stock on a share-for-share basis. Upon such conversion, the resulting shares of Common Stock are freely transferable and publicly traded. Assuming all 25,604,704 shares of outstanding Class B Common Stock were converted into Common Stock, the aggregate market value of Common Stock held by non-affiliates on June 30, 2018 (based upon the closing price of the stock on the New York Stock Exchange on such date) would have been approximately $680,400,000. Determination of stock ownership by non-affiliates was made solely for the purpose of this requirement, and the Registrant is not bound by these determinations for any other purpose.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Definitive Proxy Statement for the Company’s Annual Meeting of Shareholders (the “2019 Proxy Statement”) scheduled to be held on May 6, 2019 are incorporated by reference in Part III of this report.

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

The Company’s products are marketed in a variety of packages designed to be suitable for display and sale in different types of retail outlets. They are sold through approximately 30 candy and grocery brokers and by the Company itself to approximately 3,100 customers throughout the United States. These customers include wholesale distributors of candy and groceries, supermarkets, variety stores, dollar stores, chain grocers, drug chains, discount chains, cooperative grocery associations, mass merchandisers, warehouse and membership club stores, vending machine operators, the U.S. military and fund-raising charitable organizations.

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

The Company did not have a material backlog of firm orders at the end of the calendar years 2018 or 2017.

Because of increased pricing pressures and cost increases facing the confectionary industry, companies in the confectionary industry are taking pricing actions to recover many of the same input cost increases that we have and continue to experience including higher freight and delivery expenses. In particular, the Company has taken selective price increases, effective at the beginning of 2019, to recover these same input cost increases.

The Company has historically hedged certain of its future sugar and corn syrup needs with derivatives at such times that it believes that the forward markets are favorable. The Company’s decision to hedge its major ingredient requirements is dependent on the Company’s evaluation of forward commodity markets and their comparison to vendor quotations, if available, and/or historical costs. The Company has historically hedged some of these major ingredients with derivatives, primarily commodity futures contracts, before the commencement of the next calendar year to better ascertain the need for product pricing changes or product weight decline (indirect price change) adjustments to its product sales portfolio and better manage ingredient costs. The Company will generally purchase forward derivative contracts (i.e., “long” position) in selected future months that correspond to the Company’s estimated procurement and usage needs of the respective commodity in the respective forward periods.

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

The manufacture and sale of consumer food products is highly regulated. In the United States, the Company’s activities are subject to regulation by various government agencies, including the Food and Drug Administration, the Department of Agriculture, the Federal Trade Commission, the Department of Commerce and the Environmental Protection Agency, as well as various state and local agencies. Similar agencies also regulate the businesses outside of the United States. The Company maintains quality assurance, food safety and other programs to help ensure that all products the Company manufactures and distributes are safe and of high quality and comply with all applicable laws and regulations.

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

Sales revenues from Wal-Mart Stores, Inc. aggregated approximately 24.1%, 24.0%, and 23.3% of net product sales during the years ended December 31, 2018, 2017 and 2016, respectively. Sales revenues from Dollar Tree, Inc. (which includes Family Dollar which was acquired by Dollar Tree) aggregated approximately 11.2%, 10.9%, and 10.4% of net product sales during the years ended December 31, 2018, 2017 and 2016, respectively. Some of the aforementioned sales to Wal-Mart and Dollar Tree are sold to McLane Company, a large national grocery wholesaler, which services and delivers certain of the Company’s products to Wal-Mart, Dollar Tree and other retailers in the U.S.A. Net product sales revenues from McLane, which includes these Wal-Mart and Dollar Tree sales as well as sales and deliveries to other Company customers, were 17.4% in 2018 and 16.9% in 2017 and 16.3% in 2016.  At December 31, 2018 and 2017, the Company’s three largest customers discussed above accounted for approximately 31% and 32% of total accounts receivable, respectively.  Although no customer other than McLane Company, Inc., Wal-Mart Stores, Inc. and Dollar Tree accounted for more than 10% of net product sales, the loss of one or more significant customers could have a material adverse effect on the Company’s business.

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

ITEM 1A.            Risk Factors.

Significant factors that could impact the Company’s financial condition or results of operations include, without limitation, the following:

•

Risk related to freight and delivery of products to customers – The Company has experienced significant increases in freight and delivery costs which are driven by a shortage of over-the road delivery trucks and truck drivers. The Company expects this trend of higher over-the-road truck freight and delivery expenses to continue in 2019, and uncertainties exist as to how this imbalance of supply and demand will be resolved. The Company may not be able to fully offset these cost increases or fully pass such cost increases onto customers in the form of price increases, or the Company may not be able to make timely delivery of products to its customers, all of which could have an adverse impact on the Company’s results of operations and financial condition.

•

Risk of changes in the price and availability of raw materials - The principal ingredients used by the Company are subject to price volatility. Although the Company engages in commodity hedging transactions and annual supply agreements as well as leveraging the high volume of its annual purchases, the Company may experience price increases in certain ingredients that it may not be able to offset, which could have an adverse impact on the Company’s results of operations and financial condition. In addition, although the Company has historically been able to procure sufficient supplies of its ingredients, market conditions could change such that adequate supplies might not be available or only become available at substantially higher costs. Adverse weather patterns, including the effects of climate change, could also significantly affect the cost and availability of ingredients.

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

•

Risk of discounting and other competitive actions - Discounting and pricing pressure by the Company’s retail customers, including the effects of import tariffs, and other competitive actions could make it more difficult for the Company to maintain its operating margins. Actions taken by major customers and competitors may make shelf space less available for confectionary products or some of the Company’s products.

•

Risk of pricing actions – Inherent risks in the marketplace, including uncertainties about trade and consumer acceptance of pricing actions or product weight changes (indirect price increases), could make it more difficult for the Company to maintain its sales and operating margins.

•

Risk related to seasonality - The Company’s sales are highest during the Halloween season. Circumstances surrounding Halloween, such as widespread adverse weather or other similar events and related media coverage at that time of year or general changes in consumer interest in Halloween, could significantly affect the Company’s sales.

•

Risk of dependence on large customers - The Company’s largest customer, Wal-Mart Stores, Inc., accounted for approximately 24.1% of net product sales in 2018, and other large national chains are also material to the Company’s sales. The loss of Wal-Mart Stores, Inc. or one or more other large customers, or a material decrease in purchases by one or more large customers, could result in decreased sales and adversely impact the Company’s results of operations and financial condition.

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

•

Risks related to environmental matters - The Company’s operations are not particularly impactful on the environment, but,  increased government environmental regulation or legislation, including various “green” initiatives which have received recent media attention, could adversely impact the Company’s profitability.

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

•

Risk of new governmental laws and regulations - Governmental laws and regulations, including those that affect food advertising and marketing to children, use of certain ingredients in products, new labeling requirements, income and other taxes and tariffs, including the effects of changes to international trade agreements, new taxes targeted toward confectionery products and the environment, both in and outside the U.S.A., are subject to change over time, which could adversely impact the Company’s results of operations and ability to compete in domestic or foreign marketplaces.

•

Risk of labor stoppages - To the extent the Company experiences any significant labor stoppages, such disputes or strikes could negatively affect shipments from suppliers or shipments of finished product. The Company’s union labor agreement at its Chicago plant was executed in 2018 and will continue through September 2022.

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

•

Risk of the cost of energy increasing - Higher energy costs would likely result in higher plant overhead, distribution, freight and delivery, and other operating costs. The Company may not be able to offset these cost increases or pass such cost increases onto customers in the form of price increases, which could have an adverse impact on the Company’s results of operations and financial condition.

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

•

Risk of operational interruptions relating to computer software or hardware failures - The Company is reliant on computer systems to operate its business and supply chain. Software failure or corruption, including cyber-based attacks or network security breaches, or catastrophic hardware failures or other disasters could disrupt communications, supply chain planning and activities relating to sales demand forecasts, materials procurement, production and inventory planning, customer shipments, and financial and accounting, all of which could negatively impact sales and profits.

•

Risk of releasing sensitive information – Although the Company does not believe that it maintains a large amount of sensitive data, a system breach, whether inadvertent or perpetrated by hackers, could result in identity theft which could expose the Company to financial costs and adversely affect profitability.

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

•

Risk related to international operations - To the extent there are political leadership or legislative changes, social and/or political unrest, civil war, terrorism or significant economic instability in the countries in which the Company operates, the results of the Company’s business in such countries could be adversely impacted. Currency exchange rate fluctuations between the U.S. dollar and foreign currencies could also have an adverse impact on the Company’s results of operations and financial condition. The Company’s principal markets are the U.S.A., Canada, and Mexico.

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

•

Disruption to the Company’s supply chain could impair the Company’s ability to produce or deliver its finished products, resulting in a negative impact on operating results - Disruption to the manufacturing operations or supply chain, some of which are discussed above, could result from, but are not limited to adverse tariffs which could effectively limit supply or make supply more costly, natural disasters, pandemic outbreak of disease, weather, fire or explosion, earthquakes, terrorism or other acts of violence, unavailability of ingredients or packaging materials, labor strikes or other labor activities, operational and/or financial instability of key suppliers, and other vendors or service providers. Although precautions are taken to mitigate the impact of possible disruptions, if the Company is unable, or if it is not financially feasible to effectively mitigate the likelihood or potential impact of such disruptive events, the Company’s results of operations and financial condition could be negatively impacted.

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

•

Risk of further losses in Spain – The Company has restructured its Spanish subsidiary and is exploring a variety of programs to increase sales and profitability. However, the outcome of these efforts thus far have not been successful and additional losses and impairments are likely to be reported from these business units. See also Management’s Discussion and Analysis.

•

Risk of “slack fill” litigation - The Company, as well as other confectionary and food companies, have experienced an increasing number of plaintiff claims that certain products are sold in boxes that are not completely full, and therefore such “slack filled” products are misleading, and even deceptive, to the consumer. Although the Company believes that these claims are without merit and has generally been successful in litigation and court decrees, the Company could be exposed to significant legal fees to defend its position, and in the event that it is not successful, could be subject to fines and costs of settlement, including class action settlements.

•

The Company is a controlled company due to the common stock holdings of the Gordon family - The Gordon family’s share ownership represents a majority of the combined voting power of all classes of the Company’s common stock as of December 31, 2018. As a result, the Gordon family has the power to elect the Company’s directors and approve actions requiring the approval of the shareholders of the Company.

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

The Company’s other principal manufacturing, warehousing and distribution facilities, all of which are owned, are:

Location	Square Feet (a)

Covington, Tennessee	685,000
Cambridge, Massachusetts	142,000
Delavan, Wisconsin	162,000
Concord, Ontario, Canada	280,500	(b)
Hazleton, Pennsylvania	240,000	(c)
Mexico City, Mexico	90,000
Barcelona, Spain	93,000	(d)

(a)	Square footage is approximate and includes production, warehousing and office space.
(b)	Two facilities; a third owned facility, comprising 225,000 square feet of warehousing space, and which is excluded from the reported totals above, is leased to a third party.
(c)	Warehousing only.
(d)	Excludes 9,500 square feet of unused office space in a separate facility.

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

ITEM 4.               Mine Safety Disclosures.

None.

PART II

ITEM 5.               Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the New York Stock Exchange. The Company’s Class B common stock is subject to restrictions on transferability. The Class B common stock is convertible at the option of the holder into shares of common stock on a share-for-share basis. As of March 1, 2019, there were approximately 2,500 and 1,000 registered holders of record of common and Class B common stock, respectively. In addition, the Company estimates that as of March 1, 2019 there were 17,500 and 1,000 beneficial holders of common and Class B common stock, respectively.

The following table sets forth information about the shares of its common stock the Company purchased on the open market during the fiscal quarter ended December 31, 2018:

Issuer Purchases of Equity Securities

			Total Number of	Maximum Number (or
	Total	Average	Shares Purchased	Approximate Dollar Value)
	Number	Price	as Part of Publicly	of Shares that May Yet
	of Shares	Paid per	Announced Plans	be Purchased Under the
Period	Purchased	Share	or Programs	Plans or Programs

Oct 1 to Oct 31	86,628	$28.75	Not Applicable	Not Applicable
Nov 1 to Nov 30	5,641	30.92	Not Applicable	Not Applicable
Dec 1 to Dec 31	—	—	Not Applicable	Not Applicable
Total	92,269	$28.89

While the Company does not have a formal or publicly announced Company common stock purchase program, the Company repurchases its common stock on the open market from time to time as authorized by the Board of Directors.

Quarterly Stock Prices and Dividends

The high and low quarterly prices for the Company’s common stock, as reported on the New York Stock Exchange and quarterly dividends in 2018 and 2017 were:

	2018				2017
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

High	$35.71	$32.35	$31.45	$36.20	$38.45	$38.00	$38.90	$40.55
Low	28.41	28.55	27.75	28.75	34.75	34.95	34.45	37.00
Dividends per share	0.09	0.09	0.09	0.09	0.09	0.09	0.09	0.09

NOTE: In addition to the above cash dividends, a 3% stock dividend was issued on April 6, 2018 and April 17, 2017.

Performance Graph

The following performance graph compares the cumulative total shareholder return on the Company’s common stock for a five-year period (December 31, 2013 to December 31, 2018) with the cumulative total return of Standard & Poor’s 500 Stock Index (“S&P 500”) and the Dow Jones Industry Food Index (“Peer Group,” which includes the Company), assuming (i) $100 invested on December 31 of the first year of the chart in each of the Company’s common stock, S&P 500 and the Dow Jones Industry Food Index and (ii) the reinvestment of cash and stock dividends.

ITEM 6.               Selected Financial Data.

Five Year Summary of Earnings and Financial Highlights

(Thousands of dollars except per share, percentage and ratio figures)

	2018	2017	2016	2015	2014
Sales and Earnings Data
Net product sales	$515,251	$515,674	$517,373	$536,692	$539,895
Product gross margin	185,371	189,263	196,504	196,118	198,285
Interest expense	181	144	105	76	99
Provision for income taxes	16,401	3,907	30,593	26,451	28,434
Net earnings attributable to Tootsie Roll Industries, Inc.	56,893	80,864	67,510	66,089	63,298
% of net product sales	11.0%	15.7%	13.0%	12.3%	11.7%
% of shareholders’ equity	7.6%	11.0%	9.5%	9.5%	9.2%
Per Common Share Data (1)
Net earnings attributable to Tootsie Roll Industries, Inc.	$0.89	$1.24	$1.02	$0.99	$0.93
Cash dividends declared	0.36	0.36	0.36	0.35	0.32
Stock dividends	3%	3%	3%	3%	3%
Additional Financial Data (1)
Working capital	$242,655	$207,132	$235,739	$221,744	$200,162
Net cash provided by operating activities	100,929	42,973	98,550	91,073	88,769
Net cash provided by (used in) investing activities	(44,510)	(9,320)	(51,884)	(9,672)	(28,699)
Net cash used in financing activities	(42,353)	(56,881)	(51,387)	(53,912)	(44,664)
Property, plant & equipment additions	27,612	16,673	16,090	15,534	10,704
Net property, plant & equipment	186,101	178,972	180,905	184,586	190,081
Total assets	947,361	930,946	920,101	908,983	910,386
Long-term debt	7,500	7,500	7,500	7,500	7,500
Total Tootsie Roll Industries, Inc. shareholders’ equity	750,622	733,840	711,364	698,183	690,809
Average shares outstanding	64,216	65,048	65,955	66,972	67,889

(1)	Per common share data and average shares outstanding adjusted for annual 3% stock dividends.

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

FINANCIAL CONDITION

The Company’s overall financial position remains strong given that aggregate cash, cash equivalents and investments is $356,448 at December 31, 2018, including $62,260 in trading securities discussed below. Cash flows from 2018 operating activities totaled $100,929 compared to $42,973 in 2017, and are discussed in the section entitled Liquidity and Capital Resources. During 2018, the Company paid cash dividends of $22,978, purchased and retired $19,317 of its outstanding shares, and made capital expenditures of $27,612.

The Company’s net working capital was $242,655 at December 31, 2018 compared to $207,132 at December 31, 2017 which reflects higher aggregate cash, cash equivalents and short-term investments. As of December 31, 2018, the Company’s total cash, cash equivalents and investments, including all long-term investments in marketable securities, was $356,448 compared to $328,430 at December 31, 2017, an increase of $28,018. The aforementioned includes $62,260 and $60,520 of investments in trading securities as of December 31, 2018 and 2017, respectively. The Company invests in trading securities to provide an economic hedge for its deferred compensation liabilities, as further discussed herein and in Note 7 of the Company’s Notes to Consolidated Financial Statements.

Shareholders’ equity increased from $733,840 at December 31, 2017 to $750,622 as of December 31, 2018, principally reflecting 2018 net earnings of $56,893, less cash dividends of $22,978 and share repurchases of $19,317.

The Company has a relatively straight-forward financial structure and has historically maintained a conservative financial position. Except for an immaterial amount of operating leases, the Company has no special financing arrangements or “off-balance sheet” special purpose entities. Cash flows from operations plus maturities of short-term investments are expected to be adequate to meet the Company’s overall financing needs, including capital expenditures, in 2019. Periodically, the Company considers possible acquisitions, and if the Company were to pursue and complete such an acquisition, that could result in bank borrowings or other financing.

RESULTS OF OPERATIONS

2018 vs. 2017

Twelve months 2018 consolidated net sales were $515,251 compared to $515,674 in twelve months 2017, a decrease of $423 or 0.1%. Fourth quarter 2018 net sales were $127,264 compared to $125,179 in fourth quarter 2017, an increase of $2,085 or 1.7%. Fourth quarter 2018 sales reflects an increase of 3.4% in U.S. sales in the quarter,  however, foreign sales declined in fourth quarter 2018. The timing of certain foreign sales between third and fourth quarter in the comparative 2018 and 2017 periods adversely affected fourth quarter consolidated 2018 sales. Unfavorable foreign exchange, primarily Mexico, also contributed to lower sales in fourth quarter and twelve months 2018 compared to the prior year corresponding period. The Company’s unit selling prices and price realization in 2018 was consistent with 2017. Because of increased pricing pressures and cost increases facing the confectionary industry, companies in the confectionary industry are taking pricing actions to recover many of the same input cost increases that we have and continue to experience which are discussed below, including higher freight and delivery expenses. In particular, the Company has taken selective price increases, effective at the beginning of 2019, to recover these same input cost increases.

Product cost of goods sold were $329,880 in 2018 compared to $326,411 in 2017, an increase of $3,469 or 1.1%. Product cost of goods sold includes $(39) and $1,953 in certain deferred compensation expenses (credits) in 2018 and 2017, respectively. These deferred compensation expenses principally result from changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Adjusting for the aforementioned, product cost of goods sold increased from $324,458 in 2017 to $329,919 in 2018, an increase of $5,461 or 1.7%. As a percent of net product sales, these adjusted costs increased from 62.9% in 2017 to 64.0% in 2018, a 1.1 unfavorable percentage point change. Although costs for key ingredients were more favorable in 2018 compared to 2017, higher manufacturing costs for wages, salaries and benefits and plant overhead operations contributed to higher product cost of goods sold in 2018 compared to 2017. Increases in employee healthcare and other benefit costs, principally resulting from unfavorable experience under our self-insurance programs, adversely affected gross profit margins in 2018 compared to 2017. Costs relating to quality improvements in product packaging and start-up of new manufacturing packaging lines being phased into service during 2018 also had an unfavorable impact on twelve months 2018 gross profit margins when compared to 2017. The above discussed cost factors also affected fourth quarter 2018 gross profit margins compared to fourth quarter 2017.

The Company is continuing its investments in its manufacturing operations and products to meet new consumer and customer demands, achieve quality improvements to increase consumer product acceptance, and realize operational efficiencies and savings. Manufacturing efficiencies driven by capital investments and ongoing cost containment programs mitigated some of these higher input costs and expenses discussed above.

Selling, marketing and administrative expenses were $117,691 in 2018 compared to $121,484 in 2017, a decrease of $3,793 or 3.1%. Selling, marketing and administrative expenses include $(1,064) and $8,024 in certain deferred compensation expenses (credits) in 2018 and 2017, respectively. These deferred compensation expenses principally result from changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Adjusting for the aforementioned, selling, marketing and administrative expenses increased from $113,460 in 2017 to $118,755 in 2018, an increase of $5,295 or 4.7%. As a percent of net product sales, these adjusted expenses increased from 22.0% of net product sales in 2017 to 23.1% of net product sales in 2018, a 1.1 unfavorable percentage point change.

Selling, marketing and administrative expenses include freight, delivery and warehousing expenses. These expenses increased from $44,082 in 2017 to $49,527 in 2018, an increase of $5,445 or 12.4%. As a percent of net product sales, these adjusted expenses increased from 8.6% in 2017 to 9.6% in 2018, a 1.0 unfavorable percentage point change. These expenses principally reflect higher freight rates driven by the continuing imbalance between supply and demand for over-the-road truck delivery as well as higher fuel costs. Freight and delivery expenses began their significant acceleration in fourth quarter 2017, and therefore, this impact was less significant in the comparative fourth quarters of 2018 and 2017, than for the twelve months 2018 and 2017. Higher legal and professional fees also contributed to this increase in selling, marketing and administrative expenses in both fourth quarter and twelve months 2018.

The Company has foreign operating businesses in Mexico, Canada and Spain, and exports products to many foreign markets. Such foreign sales were $43,690 and comprised 8.5% of the Company’s consolidated net product sales in 2018. In fourth quarter 2018 and 2017, the Company recorded a pre-tax impairment charge of $1,126 and $2,371, respectively, relating to its Spanish operations. The Company had a 97% ownership of a Spanish company at both December 31, 2018 and 2017. During 2018 and 2017, this Spanish subsidiary incurred operating losses of $2,840 and $3,212, respectively, and the Company provided approximately $4,484 and $2,734, respectively, of additional cash to finance these losses and certain capital expenditures. Company management expects the competitive and business challenges in Spain to continue but expects some reduction in operating losses in 2019 compared to 2018. Nonetheless, management believes that operating losses beyond 2019 are likely and that these future losses will require additional cash financing.

The Company believes that the carrying values of its goodwill and trademarks have indefinite lives as they are expected to generate cash flows indefinitely. In accordance with current accounting guidance, these indefinite-lived intangible assets are assessed at least annually for impairment as of December 31 or whenever events or circumstances indicate that the carrying values may not be recoverable from future cash flows. No impairments were recorded in 2018, 2017 or 2016.  Current accounting guidance provides entities an option of performing a qualitative assessment (a "step-zero" test) before performing a quantitative analysis. If the entity determines, on the basis of certain qualitative factors, that it is more-likely-than-not that the intangibles (goodwill and certain trademarks) are not impaired, the entity would not need to proceed to the two step impairment testing process (quantitative analysis) as prescribed in the guidance. During fourth quarter 2018 (and fourth quarter 2017), the Company performed a “step zero” test of its goodwill and certain trademarks, and concluded that there was no impairment based on this guidance. For the fair value assessment of certain trademarks where the “step-zero” analysis was not considered appropriate, impairment testing was performed in fourth quarter 2018 using discounted cash flows and estimated royalty rates. For certain trademarks, holding all other assumptions constant at the test date, a 100 basis point increase in the discount rate or a 100 basis point decrease in the royalty rate would reduce the fair value of certain trademarks by approximately 15% and 10%, respectively. Individually, a 100 basis point increase in the discount rate may result in potential impairment of up to $4 million.  A 100 basis point decrease in the royalty rate would not result in a potential impairment as of December 31, 2018.

Earnings from operations were $70,482 in 2018 compared to $70,422 in 2017, an increase of $60. Earnings from operations include $(1,103) and $9,977 in certain deferred compensation expense (credits) in 2018 and 2017, respectively, which are discussed above. Adjusting for these deferred compensation expenses, adjusted earnings from operations decreased from $80,399 in 2017 to $69,379 in 2018, a decrease of $11,020 or 13.7%. Twelve months and fourth quarter results were adversely affected primarily by higher costs and expenses for freight and delivery and manufacturing operations as discussed above.

Management believes the comparisons presented in the preceding paragraphs, after adjusting for changes in deferred compensation, are more reflective of the underlying operations of the Company.

Other income, net was $2,724 in 2018 compared to $14,139 in 2017, a decrease of $11,415. Other income, net principally reflects $(1,103) and $9,977 of aggregate net gains (losses) and investment income on trading securities in 2018 and 2017, respectively. These trading securities provide an economic hedge of the Company’s deferred compensation liabilities; and the related net gains (losses) and investment income were offset by a like amount of expense in aggregate product cost of goods sold and selling, marketing, and administrative expenses in the respective years as discussed above. Other income, net includes investment income on available for sale securities of $3,535 and $2,851 in 2018 and 2017, respectively. Other income, net also includes foreign exchange gains (losses) of $(659) and $259 in 2018 and 2017, respectively.

Fourth quarter and twelve months 2018 net earnings benefited from a lower U.S. federal income tax rate resulting from U.S. tax reform legislation enacted in December 2017. In connection with this tax reform legislation, the Company recorded a net tax benefit of $20,318, or $0.31 per share, during fourth quarter 2017. This benefit reflected the estimated accounting adjustment from the revaluation of the Company’s net deferred income tax liabilities as of December 31, 2017 to reflect the new lower U.S. corporate income tax rate. As a result of this tax legislative change, including the above discussed revaluation of deferred tax liabilities, the Company’s effective income tax rate was 23.5% in fourth quarter 2018 compared to negative 110.9%, a net tax credit, in fourth quarter 2017; and 22.4% in twelve months 2018 compared to 4.6% in twelve months 2017. A reconciliation of the differences between the U.S. statutory rate and these effective tax rates is provided in Note 4 of the Company’s Notes to Consolidated Financial Statements.

At December 31, 2018 and 2017, the Company’s deferred tax assets include $1,844 and $3,740 of income tax benefits relating to its Canadian subsidiary tax loss carry-forwards which the Company expects to realize before their expiration dates (2029 through 2031). The Company utilized $1,896 and $2,606 of these tax carry-forward benefits in 2018 and 2017, respectively. The Company has concluded that it is more-likely-than-not that it would realize these deferred tax assets relating to its Canadian tax loss carry-forwards because it is expected that sufficient levels of taxable income will be generated during the carry-forward periods. The Company has provided a full valuation allowance on its Spanish subsidiaries’ tax loss carry-forward benefits of $3,651 and $3,038 as of December 31, 2018 and 2017, respectively, because the Company has concluded that it is not more-likely-than-not that these losses will be utilized before their expiration dates. The Spanish subsidiary has a history of net operating losses and it is not known when and if they will generate taxable income in the future.

U.S. tax reform included a one-time toll charge resulting from the mandatory deemed repatriation of undistributed foreign earnings and profits. The Company determined that there were no net undistributed foreign earnings and profits subject to this toll charge. U.S. tax reform also changed the United States approach to the taxation of foreign earnings to a territorial system by providing a one hundred percent dividends received deduction for certain qualified dividends received from foreign subsidiaries. These provisions of the U.S. tax reform significantly impact the accounting for the undistributed earnings of foreign subsidiaries, and as a result the Company intends to distribute between $7,000 to $10,000 of the earnings held in excess cash by its foreign subsidiaries in 2019. The tax costs associated with a future distribution, including foreign withholding taxes, are not material to the Company’s financial statements. After carefully considering these facts, the Company has determined that it will not be asserting permanent reinvestment of its foreign subsidiaries earnings as of December 31, 2017.

Based on SEC guidance in Staff Accounting Bulletin No. 118, the Company considered its accounting for the effects of U.S. tax reform to be provisional as of December 31, 2017 and through the first three quarters ended September 30, 2018 because the ultimate impact might have differed from these provisional amounts, due to, among other things, additional regulatory guidance from the Internal Revenue Service and state authorities. The accounting for Tax Cuts and Jobs Act was completed as of December 31, 2018 and there were no material adjustment to the previously recorded provisional amounts.

Net earnings attributable to Tootsie Roll Industries, Inc. were $12,175 in fourth quarter 2018 compared to $31,985 in fourth quarter 2017, and net earnings per share were $0.19 and $0.49 in fourth quarter 2018 and 2017, respectively. The prior year fourth quarter 2017 net earnings includes a favorable deferred income tax accounting adjustment of $20,318 or $0.31 per share which is discussed above. Adjusting for the effects of this fourth quarter 2017 tax adjustment, comparable net earnings per share were $0.19 and $0.18, an increase of $0.01 or 5.6%. Twelve months 2018 net earnings were $56,893 compared to $80,864 in twelve months 2017, and net earnings per share were $.89 and $1.24 in twelve months 2018 and 2017, respectively. Adjusting for the effects of the 2017 tax adjustment discussed above, comparable net earnings per share were $0.89 and $0.93, a decrease of $0.04 or 4.3%. Earnings per share in 2018 benefited from the reduction in average shares outstanding resulting from purchases of the Company’s common stock in the open market by the Company. Average shares outstanding decreased from 65,048 in 2017 to 64,216 in 2018.

The Company has included a non-GAAP discussion regarding the impacts of tax reform.  The Company believes this discussion provides meaningful supplemental information to both management and investors that is indicative of the Company's core net results and facilitates comparison of net results across reporting periods.  The Company uses this non-GAAP measure when evaluating its financial results as well as for internal evaluation and analysis purposes.  This non-GAAP measure should not be viewed as a substitute for the Company's GAAP results.

Beginning in 2012, the Company received periodic notices from the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union Pension Plan (Plan), a multi-employer defined benefit pension plan for certain Company union employees, that the Plan’s actuary certified the Plan to be in “critical status”, the “Red Zone”, as defined by the Pension Protection Act (PPA) and the Pension Benefit Guaranty Corporation (PBGC); and that a plan of rehabilitation was adopted by the trustees of the Plan in fourth quarter 2012. During 2015, the Company received notices that the Plan’s status was changed to “critical and declining status”, as defined by the PPA and PBGC, for the plan year beginning January 1, 2015, and that the Plan was projected to have an accumulated funding deficiency for the 2017 through 2024 plan years. A designation of “critical and declining status” implies that the Plan is expected to become insolvent in the next 20 years. In second quarter 2016, the Company received new notices that the Plan’s trustees adopted an updated Rehabilitation Plan effective January 1, 2016, and that the Plan remains in “critical and declining status” and is projected to become insolvent in 2030. These new notices also advised that the Plan trustees were considering the reduction or elimination of certain retirement benefits and may seek assistance from the PBGC. Plans in “critical and declining status” may elect to suspend (temporarily or permanently) some benefits payable to all categories of participants, including retired participants, except retirees that are disabled or over the age of 80. Suspensions must be equally distributed and cannot drop below 110% of what would otherwise be guaranteed by the PBGC.

Based on these updated notices, the Plan’s funded percentage (plan investment assets as a percentage of plan liabilities), as defined, were 54.7%, 57.0%, and 62.8% as of the most recent valuation dates available, January 1, 2017, 2016, and 2015, respectively (these valuation dates are as of the beginning of each Plan year). These funded percentages are based on actuarial values, as defined, and do not reflect the actual market value of Plan investments as of these dates. If the market value of investments had been used as of January 1, 2017 the funded percentage would be 52.5% (not 54.7%). As of the January 1, 2017 valuation date (most recent valuation available), only 19% of Plan participants were current active employees, 52% were retired or separated from service and receiving benefits, and 29% were retired or separated from service and entitled to future benefits. The number of current active employee Plan participants as of January 1, 2017 fell 8% from the previous year and 9% over the past two years. When compared to the Plan valuation date of January 1, 2011 (six years earlier), current active employee participants have declined 36%, whereas participants who were retired or separated from service and receiving benefits increased 6% and participants who were retired or separated from service and entitled to future benefits increased 8%. The bankruptcy of a major participating employer in the Plan contributed to the above discussed Plan results. The Company understands that the Plan is currently exploring additional restructuring measures which include incentives to participating employers in exchange for providing additional future cash contributions as well as suspension of certain retirement benefits.

The Company has been advised that its withdrawal liability would have been $81,600, $82,200, and $72,700 if it had withdrawn from the Plan during 2018, 2017 and 2016, respectively. The decrease from 2017 to 2018 was driven by an increase in the PBGC interest rate, resulting in a decrease in the value of vested benefits, and an increase in the Plan’s assets, as well as some decrease in the Plan’s affected benefits; however, the aforementioned was off-set by effects of the Company comprising a larger share of the Plan’s contribution base. The Company’s relative share of the Plan’s contribution base has increased for the last several years, and management believes that this trend could continue indefinitely which will add upward pressure on the Company’s withdrawal liability. Based on the above, including the Plan’s projected insolvency in the year 2030, management believes that the Company’s withdrawal liability could increase further in future years.

Based on the Company’s updated actuarial study and certain provisions in ERISA and the law relating to withdrawal liability payments, management believes that the Company’s liability would likely be limited to twenty annual payments of $3,059 which have a present value in the range of $35,900 to $46,900 depending on the interest rate used to discount these payments. While the Company’s actuarial consultant does not believe that the Plan will suffer a future mass withdrawal (as defined) of participating employers, in the event of a mass withdrawal, the Company’s annual withdrawal payments would theoretically be payable in perpetuity. Based on the Company’s updated actuarial study, the present value of such perpetuities is in the range of $50,100 to $105,000 and would apply in the unlikely event that substantially all employers withdraw from the Plan. The aforementioned is based on a range of valuations and interest rates which the Company’s actuary has advised is provided under the statute. Should the Company actually withdraw from the Plan at a future date, a withdrawal liability, which could be higher than the above discussed amounts, could be payable to the Plan.

The Company and the union concluded a new labor contract in 2018 which requires the Company’s continued participation in this Plan through September 2022. The amended rehabilitation plan, which also continues, requires that employer contributions include 5% compounded annual surcharge increases each year for an unspecified period of time beginning in 2012 as well as certain plan benefit reductions. The Company’s pension expense for this Plan for 2018, 2017 and 2016 was $2,836, $2,617 and $2,541, respectively. The aforementioned expense includes surcharges of $811, $656 and $542 in 2018, 2017 and 2016, respectively, as required under the plan of rehabilitation as amended.

The U.S. Congress formed a joint select committee in 2018 to address the insolvency crisis affecting many multi-employer pension plans and provide long-term solvency to troubled multi-employer pension plans. The Company understands that the U.S Congress has proposed legislation that would provide low interest loans and PBGC assistance to troubled plans. The Company is currently unable to determine the ultimate outcome of the above discussed multi-employer union pension matter and therefore is unable to determine the effects on its consolidated financial statements, but the ultimate outcome could be material to its consolidated results of operations or cash flows in one or more future periods. See also Note 7 in the Company’s Consolidated Financial Statements on Form 10-K for the year ended December 31, 2018.

2017 vs. 2016

Twelve months 2017 consolidated net sales were $515,674 compared to $517,373 in twelve months 2016, a decrease of $1,699 or 0.3%. Twelve months 2017 consolidated sales were adversely affected by currency translation due to a stronger

U.S. dollar in 2017 compared to 2016, principally relating to the Company’s Mexican subsidiary.  Fourth quarter 2017 net sales were $125,179 compared to $124,279 in fourth quarter 2016, an increase of $900 or 0.7%. Unfavorable foreign exchange, primarily Mexico, also contributed to lower sales in fourth quarter 2017 compared to the prior year corresponding period. The Company’s unit selling prices and price realization in 2017 was consistent with 2016.

Product cost of goods sold were $326,411 in 2017 compared to $320,869 in 2016, an increase of $5,542 or 1.7%. Product cost of goods sold includes $1,953 and $1,137 in certain deferred compensation expenses in 2017 and 2016, respectively. These deferred compensation expenses principally result from changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Adjusting for the aforementioned, product cost of goods sold increased from $319,732 in 2016 to $324,458 in 2017, an increase of $4,726 or 1.5%. As a percent of net product sales, these adjusted costs increased from 61.8% in 2016 to 62.9% in 2017, a 1.1 unfavorable percentage point change. Higher costs for ingredients, packaging materials, and manufacturing plant overhead, including increases in wages, salaries and benefits, contributed to higher product cost of goods sold and adversely affected gross profit margins in 2017 compared to 2016.

Selling, marketing and administrative expenses include freight, delivery and warehousing expenses. These expenses increased from $40,759 in 2016 to $44,082 in 2017, an increase of $3,323 or 8.2%. As a percent of net product sales, these adjusted expenses increased from 7.9% in 2016 to 8.5% in 2017, a 0.6 unfavorable percentage change. Increasing demand for over-the-road truck freight and delivery, and an imbalance in supply and demand for freight carriers, has resulted in higher prices for these services, particularly in fourth quarter 2017. Increases in marketing and sales expenses relating to new product development and packaging changes to comply with product labeling requirements also contributed to higher selling, marketing and administrative expenses in 2017 compared to 2016, and these expenses also were much higher in fourth quarter 2017.

Earnings from operations were $70,422 in 2017 compared to $91,233 in 2016, a decrease of $20,811. Earnings from operations include $9,977 and $4,275 in certain deferred compensation expense in 2017 and 2016, respectively, which are discussed above. Adjusting for these deferred compensation expenses, adjusted earnings from operations decreased from $95,508 in 2016 to $80,399 in 2017, a decrease of $15,109 or 15.8%. Twelve months results were adversely affected by lower gross profit margins, including the effects of higher costs and expenses for ingredients, packaging materials, and manufacturing plant overhead as discussed above. In addition, these adjusted earnings from operations were also adversely affected by higher selling, marketing and administrative expenses, primarily freight and delivery, and an impairment of foreign subsidiaries, all of which are discussed above. Many of these increased costs and expenses accelerated in fourth quarter 2017.

Management believes the comparisons presented in the preceding paragraphs, after adjusting for changes in deferred compensation, are more reflective of the underlying operations of the Company.

Other income, net was $14,139 in 2017 compared to $6,679 in 2016, an increase of $7,460. Other income, net principally reflects $9,977 and $4,275 of aggregate net gains and investment income on trading securities in 2017 and 2016, respectively. These trading securities provide an economic hedge of the Company’s deferred compensation liabilities; and the related net gains and investment income were offset by a like amount of expense in aggregate product cost of goods sold and selling, marketing, and administrative expenses in the respective years as discussed above. Other income, net includes investment income on available for sale securities of $2,851 and $2,130 in 2017 and 2016, respectively. Other income, net also includes foreign exchange gains (losses) of $259 and $(955) in 2017 and 2016, respectively.

As discussed above, the Company recorded a favorable accounting adjustment of $20,318 during the fourth quarter of 2017 relating to the enactment of the U.S. Tax Cuts and Jobs Act (Tax Reform Act). This reflects the estimated benefit from the revaluation of net deferred income tax liabilities based on the new lower U.S. corporate income tax rate effective January 1, 2018.  The consolidated effective tax rate was 4.6% and 31.2% in 2017 and 2016, respectively.

Net earnings attributable to Tootsie Roll Industries, Inc. were $80,864 in 2017 compared to $67,510 in 2016, and earnings per share were $1.24 and $1.02 in 2017 and 2016, respectively, an increase of $0.22 per share or 21.6%. The increase in earnings per share in 2017 principally resulted from U.S. tax reform ($20,318 or $0.31 per share). Adjusting for the effects of the 2017 tax adjustment discussed above, comparable net earnings per share were $0.93 and $1.02, a decrease of $0.09 or 8.8%. In addition, 2017 earning per share benefited from the reduction in average shares outstanding resulting from purchases of the Company’s common stock in the open market by the Company. Average shares outstanding decreased from 65,955 in 2016 to 65,048 in 2017. The Company has included this non-GAAP discussion regarding the impact of tax reform which is discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities were $100,929, $42,973 and $98,550 in 2018, 2017 and 2016, respectively. The $57,956 increase in cash flows from operating activities from 2017 to 2018 primarily reflects the timing of payments and refunds of income taxes, an increase in prepaid expenses as of December 31, 2017, and the decrease in deferred compensation payments in 2018. Cash flows from operating activities decreased from 2016 to 2017 which primarily reflects increases in income tax refunds receivable and prepaid expenses; and an increase in deferred compensation payments during 2017.

The Company manages and controls a VEBA trust, to fund the estimated future costs of certain union employee health, welfare and other benefits. A contribution of $20,024 was made to this trust during fourth quarter 2017; no contribution was made to the trust during 2018. The Company uses these funds to pay the actual cost of such benefits over each union contract period. At December 31, 2018 and 2017, the VEBA trust held $15,921 and $19,713, respectively, of aggregate cash and cash equivalents. This asset value is included in prepaid expenses and long-term other assets in the Company’s Consolidated Statement of Financial Position. These assets are categorized as Level 1 within the fair value hierarchy.

Cash flows from investing activities reflect capital expenditures of $27,612, $16,673, and $16,090 in 2018, 2017 and 2016, respectively. The changes in amounts from 2017 to 2018 principally reflect new manufacturing packaging lines in 2018 and the timing of expenditures relating to other plant manufacturing capital projects. Company management has recently committed approximately $17,000 to a manufacturing plant rehabilitation upgrade and expansion of one of its manufacturing plants in the U.S.A. Management’s projected cash outlays for this project are approximately $6,000 in 2019, $8,000 in 2020 and $3,000 in 2021. All capital expenditures are to be funded from the Company’s cash flow from operations and internal sources including available for sale securities.

Other than the bank loans and the related restricted cash of the Company’s Spanish subsidiary which are discussed in Note 1 of the Company’s Notes to Consolidated Financial Statements, the Company had no bank borrowings or repayments in 2016, 2017, or 2018, and had no outstanding bank borrowings as of December 31, 2017 or 2018. Nonetheless, the Company would consider bank borrowing or other financing in the event that a business acquisition is completed.

Financing activities include Company common stock purchases and retirements of $19,317, $34,133, and $29,093 in 2018, 2017 and 2016, respectively. Cash dividends of $22,978, $22,621, and $22,266 were paid in 2018, 2017 and 2016, respectively.

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

Revenue recognition

As more fully discussed in Note 1, the Company adopted the new accounting revenue recognition guidance (ASC 606) effective January 1, 2018. As a result of adoption, the cumulative impact to retained earnings at January 1, 2018 was a net after-tax increase of $3,319 ($4,378 pre-tax). The adoption principally changed the timing of recognition of certain trade promotions and related adjustments thereto which affect net product sales. The comparative prior information has not been restated and continues to be reported under the accounting standards in effect for such period. The adoption of the new standard in 2018 did not have a material effect on 2018 results, and management does not believe that it will have a material effect on results in future years. Revenue for net product sales continues to be recognized at a point in time when products are delivered to or picked up by the customer, as designated by customers’ purchase orders, as discussed in Note 1.

Provisions for bad debts are recorded as selling, marketing and administrative expenses. Write-offs of bad debts did not exceed 0.1% of net product sales in each of 2018, 2017 and 2016, and accordingly, have not been significant to the Company’s financial position or results of operations.

Intangible assets

The Company’s intangible assets consist primarily of goodwill and acquired trademarks. In accordance with accounting guidance, goodwill and other indefinite-lived assets, trademarks, are not amortized, but are instead subjected to annual testing for impairment unless certain triggering events or circumstances are noted. The Company performs its annual impairment review and assessment as of December 31. All trademarks have been assessed by management to have indefinite lives because they are expected to generate cash flows indefinitely. The Company reviews and assesses certain trademarks (non-amortizable intangible assets) for impairment by comparing the fair value of each trademark with its carrying value. Current accounting guidance provides entities an option of performing a qualitative assessment (a "step-zero" test) before performing a quantitative analysis. If the entity determines, on the basis of certain qualitative factors, that it is more-likely-than-not that the intangibles (goodwill and certain trademarks) are not impaired, the entity would not need to proceed to the two step impairment testing process (quantitative analysis) as prescribed in the guidance. During fourth quarter 2018, the Company performed a “step zero” test of its goodwill and certain trademarks, and concluded that there was no impairment based on this guidance.

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

Customer incentive programs, advertising and marketing

Advertising and marketing costs are recorded in the period to which such costs relate. The Company does not defer the recognition of any amounts on its consolidated balance sheet with respect to such costs. Customer incentives and other promotional costs, including consumer coupon (price reduction) incentives, are recorded in accordance with ASU 606 at the time of the Company’s sale based upon incentive program terms and historical utilization statistics, which are generally consistent from year to year. The liabilities associated with these programs are reviewed quarterly and adjusted if utilization rates differ from management’s original estimates. Such adjustments have not historically been material to the Company’s operating results.

Split dollar officer life insurance

The Company provides split dollar life insurance benefits to an executive officer and records an asset principally equal to the cumulative premiums paid. The Company will fully recover these premiums in future years under the terms of the plan. The Company retains a collateral assignment of the cash surrender values and policy death benefits payable to insure recovery of these premiums.

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

Valuation of investments

Investments primarily comprise corporate and municipal (tax-free) bonds, including variable rate demand notes (generally long term bonds where interest rates are reset weekly, and provide a weekly “put” which allows the holder to also sell each week with no loss in principal), which are reviewed for impairment at each reporting period by comparing the carrying value or amortized cost to the fair market value. In the event that an investment security’s fair value is below carrying value or amortized cost, the Company will record an other-than-temporary impairment or a temporary impairment based on accounting guidance. The Company’s investment policy, which guides investment decisions, is focused on high quality investments which mitigates the risk of impairment. The Company does not invest in Level 3 securities, as defined, but may utilize third-party professional valuation firms as necessary to assist in the determination of the value of investments that utilize Level 3 inputs (as defined by guidance) should any of its investments be downgraded to Level 3.

Other matters

In the opinion of management, other than contracts for foreign currency forwards and raw materials, including currency and commodity hedges and outstanding purchase orders for packaging, ingredients, supplies, and operational services, all entered into in the ordinary course of business, the Company does not have any significant contractual obligations or future commitments. The Company’s outstanding contractual commitments as of December 31, 2018, all of which are generally normal and recurring in nature, are summarized in the chart which follows below.

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

The potential change in fair value of commodity and foreign currency derivative instruments held by the Company at December 31, 2018, assuming a 10% change in the underlying contract price, was $2,063. The analysis only includes commodity and foreign currency derivative instruments and, therefore, does not consider the offsetting effect of changes in the price of the underlying commodity or foreign currency. This amount is not significant compared with the net earnings and shareholders’ equity of the Company.

Interest rates

Interest rate risks primarily relate to the Company’s investments in marketable securities with maturities dates of generally up to three years.

The majority of the Company’s investments, which are classified as available for sale, have historically been held until their maturity, which limits the Company’s exposure to interest rate fluctuations. The Company also invests in variable rate demand notes which have interest rates which are reset weekly and can be “put back” and sold each week through a remarketing agent, generally a large financial broker, which also substantially eliminates the Company’s exposure to interest rate fluctuations on the principal invested. The accompanying chart summarizes the maturities of the Company’s investments in debt securities at December 31, 2018.

Less than 1 year	$75,140
1 – 2 years	63,384
2 – 3 years	44,684
Over 3 years	81
Total	$183,289

The Company’s outstanding debt at December 31, 2018 and 2017 was $7,500 in an industrial revenue bond in which interest rates reset each week based on the current market rate. Therefore, the Company does not believe that it has significant interest rate risk with respect to its interest bearing debt.

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

From time to time, the Company may use foreign exchange forward contracts and derivative instruments to mitigate its exposure to foreign exchange risks, as well as those related to firm commitments to purchase equipment from foreign vendors. See Note 10 of the Company’s Notes to Consolidated Financial Statements for outstanding foreign exchange forward contracts as of December 31, 2018.

Open Contractual Commitments as of December 31, 2018:

		Less than	1 to 3	3 to 5	More than
Payable in	Total	1 Year	Years	Years	5 Years
Commodity hedges	$9,580	$7,928	$1,652	$—	$—
Foreign currency hedges	11,050	5,517	5,533	—	—
Purchase obligations	6,017	6,017	—	—	—
Interest bearing debt	7,500	—	—	—	7,500
Operating leases	1,567	603	897	67	—
Total	$35,714	$20,065	$8,082	$67	$7,500

Note: Commodity hedges and foreign currency hedges reflect the amounts at which the Company will settle the related contracts. The above amounts exclude deferred income tax liabilities of $43,941, liabilities for uncertain tax positions of $3,816, postretirement health care benefits of $12,451 and deferred compensation of $68,143 because the timing of payments relating to these items cannot be reasonably determined.

ITEM 7A.           Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included under the caption “Market Risk” in Item 7 above.

See also Note 1 of the Notes to Consolidated Financial Statements.

ITEM 8.               Financial Statements and Supplementary Data.

Management’s Report on Internal Control Over Financial Reporting

The management of Tootsie Roll Industries, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 (SEC) Rule 13a-15(f). Company management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 as required by SEC Rule 13a-15(c). In making this assessment, the Company used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on the Company’s evaluation under the COSO criteria, Company management concluded that its internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Tootsie Roll Industries, Inc.

Opinions on the financial statements and internal control over financial reporting

We have audited the accompanying consolidated statement of financial position of Tootsie Roll Industries, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018, and the related consolidated statements of earnings and retained earnings, comprehensive earnings, and cash flows for the year then ended and the related notes and financial statement schedule included under Item 15(a) (2) (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the statement of earnings and retained earnings, comprehensive earnings and its cash flows for the year ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

Basis for opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and limitations of internal control over financial reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2018.

Chicago, Illinois

March 1, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Tootsie Roll Industries, Inc.:

In our opinion, the consolidated statement of financial position as of December 31, 2017 and the related consolidated statements of earnings and retained earnings, comprehensive income and cash flows for each of the two years in the period ended December 31, 2017, present fairly, in all material respects, the financial position of Tootsie Roll Industries, Inc. and its subsidiaries as of December 31, 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) for each of the two years in the period ended December 31, 2017 presents fairly, in all material respects, the information set forth there in when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

March 1, 2018

CONSOLIDATED STATEMENTS OF

Earnings and Retained Earnings

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES	(in thousands except per share data)

	For the year ended December 31,
	2018	2017	2016
Net product sales	$515,251	$515,674	$517,373
Rental and royalty revenue	3,669	3,615	3,727
Total revenue	518,920	519,289	521,100
Product cost of goods sold	329,880	326,411	320,869
Rental and royalty cost	867	972	1,019
Total costs	330,747	327,383	321,888
Product gross margin	185,371	189,263	196,504
Rental and royalty gross margin	2,802	2,643	2,708
Total gross margin	188,173	191,906	199,212
Selling, marketing and administrative expenses	117,691	121,484	107,979
Earnings from operations	70,482	70,422	91,233
Other income, net	2,724	14,139	6,679
Earnings before income taxes	73,206	84,561	97,912
Provision for income taxes	16,401	3,907	30,593
Net earnings	56,805	80,654	67,319
Less: Net earnings (loss) attributable to noncontrolling interests	(88)	(210)	(191)
Net earnings attributable to Tootsie Roll Industries, Inc.	$56,893	$80,864	$67,510

Net earnings attributable to Tootsie Roll Industries, Inc. per share	$0.89	$1.24	$1.02
Average number of shares outstanding	64,216	65,048	65,955

Retained earnings at beginning of period	$57,225	$43,833	$52,349
Net earnings attributable to Tootsie Roll Industries, Inc.	56,893	80,864	67,510
Adopted ASU's (See Note 1)	2,726	—	—
Cash dividends	(22,929)	(22,548)	(22,209)
Stock dividends	(60,148)	(44,924)	(53,817)
Retained earnings at end of period	$33,767	$57,225	$43,833

(The accompanying notes are an integral part of these statements.)

CONSOLIDATED STATEMENTS OF

Comprehensive Earnings

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES	(in thousands)

	For the year ended December 31,
	2018	2017	2016
Net earnings	$56,805	$80,654	$67,319

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	103	1,198	(3,816)

Pension and postretirement reclassification adjustment:
Unrealized gains (losses) for the period on postretirement and pension benefits	1,558	(1,009)	(688)
Less: reclassification adjustment for (gains) losses to net earnings	(1,324)	(1,462)	(1,642)
Unrealized gains (losses) on postretirement and pension benefits	234	(2,471)	(2,330)

Investments:
Unrealized gains (losses) for the period on investments	(606)	(300)	(151)
Less: reclassification adjustment for (gains) losses to net earnings	—	—	5
Unrealized gains (losses) on investments	(606)	(300)	(146)

Derivatives:
Unrealized gains (losses) for the period on derivatives	(2,734)	(1,410)	2,832
Less: reclassification adjustment for (gains) losses to net earnings	1,630	(107)	1,150
Unrealized gains (losses) on derivatives	(1,104)	(1,517)	3,982

Total other comprehensive income (loss), before tax	(1,373)	(3,090)	(2,310)
Income tax benefit (expense) related to items of other comprehensive income	349	1,545	(572)
Total comprehensive earnings	55,781	79,109	64,437
Comprehensive earnings (loss) attributable to noncontrolling interests	(88)	(210)	(191)
Total comprehensive earnings attributable to Tootsie Roll Industries, Inc.	$55,869	$79,319	$64,628

(The accompanying notes are an integral part of these statements.)

CONSOLIDATED STATEMENTS OF
Financial Position
TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES	(in thousands)

Assets

	December 31,
	2018	2017
CURRENT ASSETS:
Cash and cash equivalents	$110,899	$96,314
Restricted cash	388	406
Investments	75,140	41,606
Accounts receivable trade, less allowances of $1,820 and $1,921	49,777	47,354
Other receivables	2,941	5,425
Inventories:
Finished goods and work-in-process	32,159	31,922
Raw materials and supplies	22,365	22,905
Income taxes receivable	—	12,974
Prepaid expenses	10,377	12,014
Total current assets	304,046	270,920
PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	21,726	21,962
Buildings	121,780	118,491
Machinery and equipment	401,037	381,665
Construction in progress	3,408	4,866
	547,951	526,984
Less—Accumulated depreciation	361,850	348,012
Net property, plant and equipment	186,101	178,972
OTHER ASSETS:
Goodwill	73,237	73,237
Trademarks	175,024	175,024
Investments	170,409	190,510
Split dollar officer life insurance	26,042	26,042
Prepaid expenses and other	11,980	15,817
Deferred income taxes	522	424
Total other assets	457,214	481,054
Total assets	$947,361	$930,946

(The accompanying notes are an integral part of these statements.)

(in thousands except per share data)

Liabilities and Shareholders’ Equity

	December 31,
	2018	2017
CURRENT LIABILITIES:
Accounts payable	$11,817	$11,928
Bank loans	373	440
Dividends payable	5,772	5,660
Accrued liabilities	42,849	45,157
Postretirement health care benefits	580	603
Total current liabilities	61,391	63,788
NONCURRENT LIABILITIES:
Deferred income taxes	43,941	41,457
Postretirement health care benefits	11,871	12,894
Industrial development bonds	7,500	7,500
Liability for uncertain tax positions	3,816	4,817
Deferred compensation and other liabilities	68,345	66,686
Total noncurrent liabilities	135,473	133,354
TOOTSIE ROLL INDUSTRIES, INC. SHAREHOLDERS’ EQUITY:
Common stock, $.69-4/9 par value— 120,000 shares authorized— 38,544 and 37,960, respectively, issued	26,767	26,361
Class B common stock, $.69-4/9 par value— 40,000 shares authorized— 25,584 and 24,891, respectively, issued	17,767	17,285
Capital in excess of par value	696,535	656,752
Retained earnings	33,767	57,225
Accumulated other comprehensive loss	(22,222)	(21,791)
Treasury stock (at cost)— 88 shares and 85 shares, respectively	(1,992)	(1,992)
Total Tootsie Roll Industries, Inc. shareholders’ equity	750,622	733,840
Noncontrolling interests	(125)	(36)
Total equity	750,497	733,804
Total liabilities and shareholders’ equity	$947,361	$930,946

(The accompanying notes are an integral part of these statements.)

CONSOLIDATED STATEMENTS OF
Cash Flows
TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES	(in thousands)

	For the year ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$56,805	$80,654	$67,319
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	18,669	18,991	19,627
Deferred income taxes	2,063	(2,337)	199
Impairment of majority-owned foreign subsidiaries	1,126	2,371	—
Amortization of marketable security premiums	1,755	2,386	2,830
Changes in operating assets and liabilities:
Accounts receivable	(2,445)	(4,012)	6,869
Other receivables	2,220	(3,146)	473
Inventories	303	1,558	4,183
Prepaid expenses and other assets	9,489	(22,052)	2,999
Accounts payable and accrued liabilities	1,648	(557)	(2,061)
Income taxes payable	7,953	(11,899)	(5,797)
Postretirement health care benefits	(2,484)	(1,192)	(1,216)
Deferred compensation and other liabilities	3,827	(17,792)	3,125
Net cash provided by operating activities	100,929	42,973	98,550
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(27,612)	(16,673)	(16,090)
Purchases of trading securities	(4,378)	(5,089)	(4,569)
Sales of trading securities	1,255	22,396	1,433
Purchase of available for sale securities	(78,377)	(89,364)	(81,835)
Sale and maturity of available for sale securities	64,602	79,410	49,177
Net cash used in investing activities	(44,510)	(9,320)	(51,884)
CASH FLOWS FROM FINANCING ACTIVITIES:
Shares purchased and retired	(19,317)	(34,133)	(29,093)
Dividends paid in cash	(22,978)	(22,621)	(22,266)
Proceeds from bank loans	2,491	2,162	2,760
Repayment of bank loans	(2,549)	(2,289)	(2,788)
Net cash used in financing activities	(42,353)	(56,881)	(51,387)

Effect of exchange rate changes on cash	501	421	(2,292)

Increase (decrease) in cash and cash equivalents	14,567	(22,807)	(7,013)
Cash, cash equivalents and restricted cash at beginning of year	96,720	119,527	126,540
Cash, cash equivalents and restricted cash at end of year	$111,287	$96,720	$119,527

Supplemental cash flow information:
Income taxes paid	$5,676	$18,854	$36,365
Interest paid	$112	$68	$34
Stock dividend issued	$60,538	$69,739	$61,671

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

Revenue recognition:

The Company’s revenues, primarily net product sales, principally result from the sale of goods, reflect the consideration to which the Company expects to be entitled generally based on customer purchase orders. The Company records revenue based on a five-step model in accordance with Accounting Standards Codification ("ASC") Topic 606 which became effective January, 1, 2018. Adjustments for estimated customer cash discounts upon payment, discounts for price adjustments, product returns, allowances, and certain advertising and promotional costs, including consumer coupons, are variable consideration and are recorded as a reduction of product sales revenue in the same period the related product sales are recorded. Such estimates are calculated using historical averages adjusted for any expected changes due to current business conditions and experience. A net product sale is recorded when the Company delivers the product to the customer, or in certain instances, the customer picks up the goods at the Company’s distribution center, and thereby obtains control of such product. Amounts billed and due from our customers are classified as accounts receivables trade on the balance sheet and require payment on a short-term basis. Accounts receivable are unsecured. Shipping and handling costs of $49,527,  $44,082, and $40,759 in 2018, 2017 and 2016, respectively, are included in selling, marketing and administrative expenses. A minor amount of royalty income (less than 0.2% of our consolidated net sales) is also recognized from sales-based licensing arrangements, pursuant to which revenue is recognized as the third-party licensee sales occur. Rental income (less than 1% of our consolidated net sales) is not considered revenue from contracts from customers. See “Recently Adopted Accounting Pronouncements” for further discussion.

Cash and cash equivalents:

The Company considers short-term debt securities with an original maturity of three months or less to be cash equivalents. Substantially all cash and cash equivalents are held at a major U.S. money center bank or its foreign branches (Bank of America), or its investment broker affiliate (Merrill Lynch). The Company also holds certificates of deposit (CDs) of U.S. banks selected by this investment broker based on their financial ratings; substantially all such CDs are invested in separate individual banks which are generally not in excess of the Federal Deposit Insurance Corporation (FDIC) limit of $250 per bank. The cash in the Company's U.S. banks (primarily Bank of America) is not fully insured by the FDIC due to the statutory limit of $250. The Company had approximately $15,327 and $22,665 of cash in foreign banks, principally foreign branches of a U.S. bank (Bank of America), at December 31, 2018 and 2017, respectively. The Company's cash in its foreign bank accounts is also not fully insured.

Investments:

Investments consist of various marketable securities with maturities of generally up to three years, and variable rate demand notes with interest rates that are generally reset weekly and the security can be “put” back and sold weekly. The Company classifies debt and equity securities as either available for sale or trading. Available for sale debt securities are not actively traded by the Company and are carried at fair value. The Company follows current fair value measurement guidance and unrealized gains and losses on these securities are excluded from earnings and are reported as a separate component of shareholders’ equity, net of applicable taxes, until realized or other-than-temporarily impaired. Trading securities related to deferred compensation arrangements are carried at fair value with gains or losses included in other income, net. The Company invests in trading securities to economically hedge changes in its deferred compensation liabilities.

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

From time to time, the Company enters into commodity futures and foreign currency forward contracts. Commodity futures are intended and are effective as hedges of market price risks associated with the anticipated purchase of certain raw materials (primarily sugar). Foreign currency forward contracts are intended and are effective as hedges of the Company’s exposure to the variability of cash flows, primarily related to the foreign exchange rate changes of products manufactured in Canada and sold in the United States, and periodic equipment purchases from foreign suppliers denominated in a foreign currency. The Company does not engage in trading or other speculative use of derivative instruments. Further information regarding derivative instruments and hedging activities is included in Note 11 of the Company’s Notes to Consolidated Financial Statements.

Inventories:

Inventories are stated at lower of cost or net realizable value. The cost of substantially all of the Company’s inventories ($50,338 and $51,694 at December 31, 2018 and 2017, respectively) has been determined by the last-in, first-out (LIFO) method. The excess of current cost over LIFO cost of inventories approximates $17,062 and $18,825 at December 31, 2018 and 2017, respectively. The cost of certain foreign inventories ($4,186 and $4,423 at December 31, 2018 and 2017, respectively) has been determined by the first-in, first-out (FIFO) method. Rebates, discounts and other cash consideration received from vendors related to inventory purchases is reflected as a reduction in the cost of the related inventory item, and is, therefore, reflected in cost of sales when the related inventory item is sold.

Property, plant and equipment:

Depreciation is computed for financial reporting purposes by use of the straight-line method based on useful lives of 20 to 35 years for buildings and 5 to 20 years for machinery and equipment. Depreciation expense was $18,669,  $18,991 and $19,627 in 2018, 2017 and 2016, respectively.

Carrying value of long-lived assets:

The Company reviews long-lived assets to determine if there are events or circumstances indicating that the amount of the asset reflected in the Company’s balance sheet may not be recoverable. When such indicators are present, the Company compares the carrying value of the long-lived asset, or asset group, to the future undiscounted cash flows of the underlying assets to determine if impairment exists. If applicable, an impairment charge would be recorded to write down the carrying value to its fair value. The determination of fair value involves the use of estimates of future cash flows that involve considerable management judgment and are based upon assumptions about expected future operating performance. The actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance, and economic conditions. In fourth quarter 2018 and 2017, the Company recorded charges of $1,126 and

$2,371, respectively, relating to the impairment of assets of a foreign subsidiary which is included in selling, marketing and administrative expense. Except for the aforementioned, no impairment charges of long-lived assets were recorded by the Company during 2018, 2017 or 2016.

Postretirement health care benefits:

The Company provides certain postretirement health care benefits to a group of “grandfathered” corporate office and management employees. The cost of these postretirement benefits is accrued during the employees’ working careers. See Note 7 of the Company’s Notes to Consolidated Financial Statements for additional information. The Company also provides split dollar life benefits to an executive officer. The Company records an asset equal to the cumulative insurance premiums paid that will be recovered upon the death of covered employees or earlier under the terms of the plan. No premiums were paid in 2018, 2017 and 2016.

Goodwill and indefinite-lived intangible assets:

In accordance with authoritative guidance, goodwill and intangible assets with indefinite lives are not amortized, but rather reviewed and tested for impairment at least annually unless certain interim triggering events or circumstances require more frequent testing. All trademarks have been assessed by management to have indefinite lives because they are expected to generate cash flows indefinitely. Management believes that all assumptions used for the impairment review and testing are consistent with those utilized by market participants performing similar valuations. No impairments of intangibles, including trademarks and goodwill, were recorded in 2018, 2017 or 2016.

Current accounting guidance provides entities an option of performing a qualitative assessment (a "step-zero" test) before performing a quantitative analysis. If the entity determines, on the basis of certain qualitative factors, that it is more-likely-than-not that the intangibles (goodwill and certain trademarks) are not impaired, the entity would not need to proceed to the two step impairment testing process (quantitative analysis) as prescribed in the guidance. During fourth quarter 2018, the Company performed a “step zero” test of its goodwill and certain trademarks, and concluded that there was no impairment based on this guidance.  Impairment testing of certain trademarks where the “step-zero” analysis was not considered appropriate was performed in fourth quarter 2018 (and 2017 and 2016) using discounted cash flows and estimated royalty rates.

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

Restricted cash:

Restricted cash comprises certain cash deposits of the Company’s majority-owned Spanish subsidiary with international banks that are pledged as collateral for letters of credit and bank borrowings.

VEBA trust:

The Company maintains a VEBA trust managed and controlled by the Company, to fund the estimated future costs of certain employee health, welfare and other benefits. The Company made a $20,024 contribution to the VEBA trust in fourth quarter 2017 but no contribution were made to the trust in 2018. The Company will be using the VEBA trust funds to pay the actual cost of such benefits through 2022. At December 31, 2018 and 2017,  the VEBA trust held $15,921 and $19,713, respectively, of aggregate cash and cash equivalents. This asset value is included in prepaid expenses and long-term other assets in the Company’s Consolidated Statement of Financial Position. These assets are categorized as Level 1 within the fair value hierarchy.

Bank loans:

Bank loans comprise borrowings by the Company’s majority-owned Spanish subsidiary which are held by international banks.

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

Recently adopted accounting pronouncements:

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

In March 2018, the FASB issued ASU 2018-05 which adds various Securities and Exchange Commission (“SEC”) paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which was effective immediately. The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Cuts and Jobs Act in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Tax Cuts and Jobs Act are incomplete by the due date of the financial statements and if possible to provide a reasonable estimate. The Company accounted for the tax effects of the Tax Cuts and Jobs Act under the guidance of SAB 118, on a provisional basis as of December 31, 2017 and through the first three quarters of 2018 (through September 30, 2018). The accounting for Tax Cuts and Jobs Act was completed as of December 31, 2018 and there were no material adjustment to the previously recorded amounts.

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

Recently issued accounting pronouncements - not yet adopted

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases (Subtopic 842). ASU 2016-02 will require companies to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. For public companies, this standard is effective for annual reporting periods beginning after December 15, 2018, and early adoption is permitted. On January 1, 2019, the Company will adopt ASU 2016-02 utilizing the modified retrospective transition method and will not recast comparative periods in transition to the new standard.  In addition, we will elect certain practical expedients which permit us not to reassess whether existing contracts are or contain leases, to not reassess the lease classification of any existing leases, to not reassess initial direct costs for any existing leases, and to not separate lease components for all classes of underlying assets.  We will also be implementing an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet for all classes of underlying assets. Adoption of the new standard will result in in an increase in the Company’s assets and liabilities of approximately $1,500. The ASU will not have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, which replaces the current incurred loss impairment method with a new method that reflects expected credit losses. Under this new model an entity would recognize an impairment allowance equal to its current estimate of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, guidance that amends hedge accounting. Under the new guidance, more hedging strategies will be eligible for hedge accounting and the application of hedge accounting is simplified. The new guidance amends presentation and disclosure requirements, and how effectiveness is assessed. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those years. On January 1, 2019, the Company adopted ASU 2017-12. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 2—ACCRUED LIABILITIES:

Accrued liabilities are comprised of the following:

	December 31,
	2018	2017
Compensation	$10,034	$10,107
Other employee benefits	7,947	7,659
Taxes, other than income	3,148	3,210
Advertising and promotions	15,125	18,834
Other	6,595	5,347
	$42,849	$45,157

NOTE 3—INDUSTRIAL DEVELOPMENT BONDS:

Industrial development bonds are due in 2027. The average floating interest rate, which is reset weekly, was 1.5% and 1.0% in 2018 and 2017, respectively. See Note 10 of the Company’s Notes to Consolidated Financial Statements for fair value disclosures.

NOTE 4—INCOME TAXES:

The U.S. corporate statutory income tax rate is 21% effective for tax years beginning after December 31, 2017. As of December 31, 2018, the Company’s accounting for the tax effects of the 2017 Tax Cuts and Jobs Act is final in accordance with the SAB 118 guidance and there were no cumulative tax affects recorded in 2018.

The domestic and foreign components of pretax income are as follows:

	2018	2017	2016
Domestic	$66,253	$76,042	$87,016
Foreign	6,953	8,519	10,896
	$73,206	$84,561	$97,912

The provision for income taxes is comprised of the following:

	2018	2017	2016
Current:
Federal	$12,414	$6,019	$28,484
Foreign	—	—	86
State	1,421	369	1,954
	13,835	6,388	30,524
Deferred:
Federal	(577)	(7,191)	(2,547)
Foreign	2,685	3,425	3,323
State	458	1,285	(707)
	2,566	(2,481)	69
	$16,401	$3,907	$30,593

Significant components of the Company’s net deferred tax liability at year end were as follows:

	December 31,
	2018	2017
Deferred tax assets:
Accrued customer promotions	$913	$1,583
Deferred compensation	15,872	15,403
Postretirement benefits	3,119	3,352
Other accrued expenses	4,520	4,200
Foreign subsidiary tax loss carry forward	5,731	7,270
Outside basis difference in foreign subsidiary	273	—
Unrealized capital losses	472	—
Deductible state tax depreciation	390	—
Tax credit carry forward	2,989	3,435
	34,279	35,243
Valuation allowance	(3,892)	(3,269)
Total deferred tax assets	$30,387	$31,974
Deferred tax liabilities:
Depreciation	$21,637	$18,791
Deductible goodwill and trademarks	35,037	34,593
Accrued export company commissions	4,211	4,189
Employee benefit plans	3,539	4,662
Inventory reserves	2,784	2,147
Prepaid insurance	735	769
Other prepaid expenses	—	1,196
Deferred foreign exchange gain	577	405
Unrealized capital gain	—	977
Deferred gain on sale of real estate	5,286	5,278
Total deferred tax liabilities	$73,806	$73,007
Net deferred tax liability	$43,419	$41,033

At December 31, 2018, the Company has benefits related to state tax credit carry-forwards expiring by year as follows: $478 in 2019, $672 in 2020, $524 in 2021, $14 in 2028, $64 in 2029, $222 in 2030, $234 in 2031, $248 in 2032 and $236 in 2033. The Company expects that these state credit carry-forwards will be utilized before their expiration.

At December 31, 2018, the tax benefits of the Company’s Canadian subsidiary tax loss carry-forwards expiring by year are as follows: $1,232 in 2029 and $612 in 2031. The tax benefits of the Company’s Mexican subsidiary tax loss carry forwards expiring by year are as follows: $236 in 2036.

At December 31, 2018, the amounts of the Company’s Spanish subsidiary loss carry-forwards expiring by year are as follows: $288 in 2026, $61 in 2027, $183 in 2028, $104 in 2029, $316 in 2030, $421 in 2031, $317 in 2032, $128 in 2033, $443 in 2034, $560 in 2035 and $830 in 2036. A full valuation allowance has been provided for these Spanish loss carry-forwards as the Company expects that the losses will not be utilized before their expiration.

The effective income tax rate differs from the statutory rate as follows:

	2018	2017	2016
U.S. statutory rate	21.0%	35.0%	35.0%
State income taxes, net	0.5	1.6	1.0
Exempt municipal bond interest	(0.1)	(0.1)	(0.1)
Foreign tax rates	2.1	0.5	(0.4)
Qualified domestic production activities deduction	—	(0.8)	(2.7)
Tax credits receivable	—	(1.4)	(0.5)
Adjustment of deferred tax balances	0.1	(24.2)	(0.5)
Reserve for uncertain tax benefits	(1.0)	(0.3)	—
Worthless stock deduction	—	(3.8)	—
Other, net	(0.2)	(1.9)	(0.6)
Effective income tax rate	22.4%	4.6%	31.2%

The Company’s 2017 effective tax rate reflects a deferred tax benefit of $20,318 resulting from the revaluation of its net deferred tax liability related to the reduction of the U.S. corporate income tax rate to 21% for tax years beginning after December 31, 2017 under the 2017 Tax Cuts and Jobs Act as required by accounting guidance.

The 2017 Tax Cuts and Jobs Act changes the United States approach to the taxation of foreign earnings to a territorial system by providing a one hundred percent dividends received deduction for certain qualified dividends received from foreign subsidiaries. This provision of the Act significantly impacts the accounting for the undistributed earnings of foreign subsidiaries and as a result the Company intends to distribute the earnings of its foreign subsidiaries. The costs associated with a future distribution are not material to the Company’s financial statements. After carefully considering these facts, the Company has determined that it will not be asserting permanent reinvestment of its foreign subsidiaries earnings as of December 31, 2017.

At December 31, 2018 and 2017, the Company had unrecognized tax benefits of $3,339 and $4,342, respectively. Included in this balance is $1,765 and $2,475, respectively, of unrecognized tax benefits that, if recognized, would favorably affect the annual effective income tax rate. As of December 31, 2018 and 2017,  $477 and $475, respectively, of interest and penalties were included in the liability for uncertain tax positions.

A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows:

	2018	2017	2016
Unrecognized tax benefits at January 1	$4,342	$4,746	$4,680
Increases in tax positions for the current year	448	394	803
Reductions in tax positions for lapse of statute of limitations	(751)	(793)	(718)
Reductions in tax positions relating to settlements with taxing authorities	—	—	(27)
Increases (decreases) in prior period unrecognized tax benefits due to change in judgment	(700)	(5)	8
Unrecognized tax benefits at December 31	$3,339	$4,342	$4,746

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes on the Consolidated Statements of Earnings and Retained Earnings.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company remains subject to examination by U.S. federal and state and foreign tax authorities for the years 2015 through 2017. With few exceptions, the Company is no longer subject to examinations by tax authorities for the years 2014 and prior.

NOTE 5—SHARE CAPITAL AND CAPITAL IN EXCESS OF PAR VALUE:

							Capital in
			Class B				Excess
	Common Stock		Common Stock		Treasury Stock		of Par
	Shares	Amount	Shares	Amount	Shares	Amount	Value
	(000’s)		(000’s)		(000’s)
Balance at January 1, 2016	37,382	$25,960	23,542	$16,348	80	$(1,992)	$622,882
Issuance of 3% stock dividend	1,111	772	705	490	3	—	52,410
Conversion of Class B common shares to common shares	26	18	(26)	(18)	—	—	—
Purchase and retirement of common shares	(818)	(569)	—	—	—	—	(28,524)
Balance at December 31, 2016	37,701	26,181	24,221	16,820	83	(1,992)	646,768
Issuance of 3% stock dividend	1,124	781	726	504	2	—	43,477
Conversion of Class B common shares to common shares	56	39	(56)	(39)	—	—	—
Purchase and retirement of common shares	(921)	(640)	—	—	—	—	(33,493)
Balance at December 31, 2017	37,960	26,361	24,891	17,285	85	(1,992)	656,752
Issuance of 3% stock dividend	1,125	781	746	519	3	—	58,688
Conversion of Class B common shares to common shares	53	37	(53)	(37)	—	—	—
Purchase and retirement of common shares	(594)	(412)	—	—	—	—	(18,905)
Balance at December 31, 2018	38,544	$26,767	25,584	$17,767	88	$(1,992)	$696,535

Average shares outstanding and all per share amounts included in the financial statements and notes thereto have been adjusted retroactively to reflect annual three percent stock dividends.

While the Company does not have a formal or publicly announced Company common stock purchase program, the Company’s board of directors periodically authorizes a dollar amount for such share purchases.

Based upon this policy, shares were purchased and retired as follows:

	Total Number of Shares
Year	Purchased (000’s)	Average Price Paid Per Share
2018	594	$32.48
2017	921	$37.01
2016	818	$35.51

NOTE 6—OTHER INCOME, NET:

Other income, net is comprised of the following:

	2018	2017	2016
Interest and dividend income	$3,535	$2,851	$2,130
Gains (losses) on trading securities relating to deferred compensation plans	(1,103)	9,977	4,275
Interest expense	(181)	(144)	(105)
Foreign exchange gains (losses)	(659)	259	(955)
Capital gains (losses)	(11)	25	7
Miscellaneous, net	1,143	1,171	1,327
	$2,724	$14,139	$6,679

NOTE 7—EMPLOYEE BENEFIT PLANS:

Pension plans:

The Company sponsors defined contribution pension plans covering certain non-union employees with over one year of credited service. The Company’s policy is to fund pension costs accrued based on compensation levels. Total pension expense for 2018, 2017 and 2016 approximated $2,988,  $3,087 and $3,126, respectively. The Company also maintains certain profit sharing and retirement savings-investment plans. Company contributions in 2018, 2017 and 2016 to these plans were $2,734,  $2,512 and $2,493 respectively.

The Company also contributes to a multi-employer defined benefit pension plan for certain of its union employees under a collective bargaining agreement which is as follows:

Plan name: Bakery and Confectionery Union and Industry International Pension Fund

Employer Identification Number and plan number: 52-6118572, plan number 001

Funded Status as of the most recent year available: 54.70% funded as of January 1, 2017

The Company’s contributions to such plan: $2,836,  $2,603 and $2,515 in 2018, 2017 and 2016, respectively

Plan status: Critical and declining as of December 31, 2017

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

In second quarter 2016, the Company received new notices that the Plan’s trustees adopted an updated Rehabilitation Plan effective January 1, 2016, and that the Plan remains in “critical and declining status” and is projected to become insolvent the year 2030.  The Rehabilitation Plan was reviewed by the Trustees each year 2013 through 2017 and has been updated most recently effective November 30, 2017.

The Company has been advised that its withdrawal liability would have been $81,600,  $82,200 and $72,700 if it had withdrawn from the Plan during 2018, 2017 and 2016, respectively. Should the Company actually withdraw from the Plan at a future date, a withdrawal liability, which could be higher than the above discussed amounts, could be payable to the Plan.

The amended rehabilitation plan, which continues, requires that employer contributions include 5% compounded annual surcharge increases each year for an unspecified period of time beginning January 2013 (in addition to the 5% interim surcharge initiated in June 2012) as well as certain plan benefit reductions. The Company’s pension expense for this Plan for 2018 and 2017 was $2,836 and $2,617, respectively. The aforementioned expense includes surcharges of $811 and $656 in 2018 and 2017, respectively, as required under the plan of rehabilitation as amended.

The Company is currently unable to determine the ultimate outcome of the above discussed matter and therefore is unable to determine the effects on its consolidated financial statements, but the ultimate outcome or the effects of any modifications to the current rehabilitation plan could be material to its consolidated results of operations or cash flows in one or more future periods.

Deferred compensation:

The Company sponsors three deferred compensation plans for selected executives and other employees: (i) the Excess Benefit Plan, which restores retirement benefits lost due to IRS limitations on contributions to tax-qualified plans, (ii) the Supplemental Plan, which allows eligible employees to defer the receipt of eligible compensation until designated future dates and (iii) the Career Achievement Plan, which provides a deferred annual incentive award to selected executives. Participants in these plans earn a return on amounts due them based on several investment options, which mirror returns on underlying investments (primarily mutual funds). The Company economically hedges its obligations under the plans by investing in the actual underlying investments. These investments are classified as trading securities and are carried at fair value. At December 31, 2018 and 2017, these investments totaled $62,260 and $60,520, respectively. All gains and losses and related investment income from these investments, which are recorded in other income, net, are equally offset by corresponding increases and decreases in the Company’s deferred compensation liabilities.

Postretirement health care benefit plans:

The Company maintains a post-retirement health benefits plan for a group of “grandfathered” corporate employees. The plan as amended in 2013, generally limited future annual cost increases in health benefits to 3%, restricted this benefit to current employees and retirees with long-term service with the Company, and eliminated all post-retirement benefits for future employees effective April 1, 2014. Post-retirement benefits liabilities (as amended) were $12,451 and $13,497 at December 31, 2018 and 2017, respectively.

Amounts recognized in accumulated other comprehensive loss (pre-tax) at December 31, 2018 are as follows:

Prior service credit	$(4,293)
Net actuarial gain	(2,025)
Net amount recognized in accumulated other comprehensive loss	$(6,318)

The estimated actuarial gain and prior service credit to be amortized from accumulated other comprehensive loss into net periodic benefit income during 2019 are $295 and $1,227, respectively.

The changes in the accumulated postretirement benefit obligation at December 31, 2018 and 2017 consist of the following:

	December 31,
	2018	2017
Benefit obligation, beginning of year	$13,497	$12,128
Service cost	337	323
Interest cost	455	468
Actuarial (gain)/loss	(1,409)	897
Benefits paid	(429)	(319)
Benefit obligation, end of year	$12,451	$13,497

Net periodic postretirement benefit cost (income) included the following components:

	2018	2017	2016
Service cost—benefits attributed to service during the period	$337	$323	$331
Interest cost on the accumulated postretirement benefit obligation	455	468	462
Net amortization	(1,324)	(1,462)	(1,642)
Net periodic postretirement benefit cost (income)	$(532)	$(671)	$(849)

The Company estimates future benefit payments will be $580,  $598,  $628,  $659 and $693 in 2019 through 2023, respectively, and a total of $3,730 in 2024 through 2028.

NOTE 8—COMMITMENTS:

Rental expense aggregated $793,  $785 and $703 in 2018, 2017 and 2016, respectively. Future operating lease commitments are as follows: $603,  $555,  $342 and $67 in 2019, 2020, 2021 and 2022, respectively.

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

The following geographic data includes net product sales summarized on the basis of the customer location and long-lived assets based on their physical location:

	2018	2017	2016
Net product sales:
United States	$471,561	$472,222	$475,055
Canada, Mexico and Other	43,690	43,452	42,318
	$515,251	$515,674	$517,373
Long-lived assets:
United States	$151,770	$145,210	$147,296
Canada	31,843	30,823	29,806
Mexico and Other	2,488	2,939	3,803
	$186,101	$178,972	$180,905

Sales revenues from Wal-Mart Stores, Inc. aggregated approximately 24.1%,  24.0%, and 23.3% of net product sales during the years ended December 31, 2018, 2017 and 2016, respectively. Sales revenues from Dollar Tree, Inc. (which includes Family Dollar which was acquired by Dollar Tree) aggregated approximately 11.2%,  10.9%, and 10.4% of net product sales during the years ended December 31, 2018, 2017 and 2016, respectively. Some of the aforementioned sales to Wal-Mart and Dollar Tree are sold to McLane Company, a large national grocery wholesaler, which services and delivers certain of the Company’s products to Wal-Mart, Dollar Tree and other retailers in the U.S.A. Net product sales revenues from McLane, which includes these Wal-Mart and Dollar Tree sales as well as sales and deliveries to other Company customers, were 17.4% in 2018 and 16.9% in 2017 and 16.3% in 2016. At December 31, 2018 and 2017, the Company’s three largest customers discussed above accounted for approximately 31% and 32% of total accounts receivable, respectively.

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

As of December 31, 2018 and 2017, the Company held certain financial assets that are required to be measured at fair value on a recurring basis. These include derivative hedging instruments related to the foreign currency forward contracts and purchase of certain raw materials, investments in trading securities and available for sale securities. The Company’s available for sale and trading securities principally consist of municipal bonds and variable rate demand notes.

The following tables present information about the Company’s financial assets and liabilities measured at fair value as of December 31, 2018 and 2017, and indicate the fair value hierarchy and the valuation techniques utilized by the Company to determine such fair value:

	Estimated Fair Value December 31, 2018
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and equivalents	$110,899	$110,899	$—	$—
Available for sale securities	183,289	3,000	180,289	—
Foreign currency forward contracts	(407)	—	(407)	—
Commodity futures contracts, net	(587)	(587)	—	—
Trading securities	62,260	62,260	—	—
Total assets measured at fair value	$355,454	$175,572	$179,882	$—

	Estimated Fair Value December 31, 2017
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and equivalents	$96,314	$96,314	$—	$—
Available for sale securities	171,596	1,200	170,396	—
Foreign currency forward contracts	79	—	79	—
Commodity futures contracts, net	32	32	—	—
Trading securities	60,520	60,520	—	—
Total assets measured at fair value	$328,541	$158,066	$170,475	$—

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

A summary of the aggregate fair value, gross unrealized gains, gross unrealized losses, realized losses and amortized cost basis of the Company’s investment portfolio by major security type is as follows:

	December 31, 2018
	Amortized	Fair	Unrealized		Realized
Available for Sale:	Cost	Value	Gains	Losses	Losses
Municipal bonds	$6,173	$5,123	$—	$(1,050)	$—
Variable rate demand notes	20,195	20,195	—	—	—
Corporate bonds	149,795	148,863	—	(932)	—
Government securities	2,979	3,007	28	—	—
Certificates of deposit	6,148	6,101	—	(47)	—
	$185,290	$183,289	$28	$(2,029)	$—

	December 31, 2017
	Amortized	Fair	Unrealized		Realized
Available for Sale:	Cost	Value	Gains	Losses	Losses
Municipal bonds	$32,411	$31,484	$—	$(927)	$—
Variable rate demand notes	—	—	—	—	—
Corporate bonds	134,143	133,684	—	(459)	—
Government securities	1,192	1,208	16	—	—
Certificates of deposit	5,245	5,220	—	(25)	—
	$172,991	$171,596	$16	$(1,411)	$—

 The fair value of the Company’s industrial revenue development bonds at December 31, 2018 and 2017 were valued using Level 2 inputs which approximates the carrying value of $7,500 for both periods. Interest rates on these bonds reset weekly based on current market conditions.

NOTE 11—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

From time to time, the Company uses derivative instruments, including foreign currency forward contracts and commodity futures contracts to manage its exposures to foreign exchange and commodity prices. Commodity futures contracts are intended and effective as hedges of market price risks associated with the anticipated purchase of certain raw materials (primarily sugar). Foreign currency forward contracts are intended and effective as hedges of the Company’s exposure to the variability of cash flows, primarily related to the foreign exchange rate changes of products manufactured in Canada and sold in the United States, and periodic equipment purchases from foreign suppliers denominated in a foreign currency. The Company does not engage in trading or other speculative use of derivative instruments.

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

Changes in the fair value of the Company’s cash flow hedges are recorded in accumulated other comprehensive loss, net of tax, and are reclassified to earnings in the periods in which earnings are affected by the hedged item. Substantially all amounts reported in accumulated other comprehensive loss for commodity derivatives are expected to be reclassified to cost of goods sold. Approximately $625 of this accumulated comprehensive loss is expected to be charged to earnings in 2019 and a  $38 accumulated comprehensive gain is expected to be reclassified as to earnings in 2020.  Approximately $204 and $203 reported in accumulated other comprehensive loss for foreign currency derivatives are expected to be reclassified to other income, net in 2019 and 2020, respectively.

The following table summarizes the Company’s outstanding derivative contracts and their effects on its Consolidated Statements of Financial Position at December 31, 2018 and 2017:

	December 31, 2018
	Notional
	Amounts	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign currency forward contracts	$11,050	$—	$(407)
Commodity futures contracts	9,580	92	(679)
Total derivatives		$92	$(1,086)

	December 31, 2017
	Notional
	Amounts	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign currency forward contracts	$919	$79	$—
Commodity futures contracts	13,840	284	(252)
Total derivatives		$363	$(252)

The effects of derivative instruments on the Company’s Consolidated Statement of Earnings, Comprehensive Earnings and Retained Earnings for years ended December 31, 2018 and 2017 are as follows:

	For Year Ended December 31, 2018
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings
Foreign currency forward contracts	$(418)	$67	$—
Commodity futures contracts	(2,316)	(1,697)	—
Total	$(2,734)	$(1,630)	$—

	For Year Ended December 31, 2017
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings
Foreign currency forward contracts	$236	$39	$—
Commodity futures contracts	(1,646)	68	—
Total	$(1,410)	$107	$—

NOTE 12—ACCUMULATED OTHER COMPREHENSIVE LOSS:

The following table sets forth information with respect to accumulated other comprehensive earnings (loss):

						Accumulated
	Foreign		Foreign		Postretirement	Other
	Currency		Currency	Commodity	and Pension	Comprehensive
	Translation	Investments	Derivatives	Derivatives	Benefits	Earnings (Loss)
Balance at December 31, 2016	$(25,460)	$(697)	$(76)	$1,114	$4,873	$(20,246)
Other comprehensive earnings (loss) before reclassifications	1,198	(192)	152	(1,050)	(651)	(543)
Reclassifications from accumulated other comprehensive loss	—	—	(25)	(44)	(933)	(1,002)
Other comprehensive earnings (loss) net of tax	1,198	(192)	127	(1,094)	(1,584)	(1,545)
Balance at December 31, 2017	$(24,262)	$(889)	$51	$20	$3,289	$(21,791)
Other comprehensive earnings (loss) before reclassifications	103	(459)	(318)	(1,754)	1,172	(1,256)
Reclassifications from accumulated other comprehensive loss	—	—	(51)	1,286	(1,003)	232
Other comprehensive earnings (loss) net of tax	103	(459)	(369)	(468)	169	(1,024)
Adoption of ASU 2018-02	-	(168)	9	4	748	593
Balance at December 31, 2018	$(24,159)	$(1,516)	$(309)	$(444)	$4,206	$(22,222)

The amounts reclassified from accumulated other comprehensive income (loss) consisted of the following:

Details about Accumulated Other	Year to Date Ended
Comprehensive Income Components	December 31, 2018	December 31, 2017	Location of (Gain) Loss Recognized in Earnings
Foreign currency derivatives	$(67)	$(39)	Other income, net
Commodity derivatives	1,697	(68)	Product cost of goods sold
Postretirement and pension benefits	(1,324)	(1,462)	Other income, net
Total before tax	306	(1,569)
Tax expense (benefit)	(74)	567
Net of tax	$232	$(1,002)

NOTE 13—GOODWILL AND INTANGIBLE ASSETS:

All of the Company’s intangible indefinite-lived assets are trademarks.

The changes in the carrying amount of trademarks for 2018 and 2017 were as follows:

	2018	2017
Original cost	$193,767	$193,767
Accumulated impairment losses as of January 1	(18,743)	(18,743)
Balance at January 1	$175,024	$175,024
Current year impairment losses	—	—
Balance at December 31	$175,024	$175,024
Accumulated impairment losses as of December 31	$(18,743)	$(18,743)

The fair value of indefinite-lived intangible assets was primarily assessed using the present value of estimated future cash flows and relief-from-royalty method.

The Company has no accumulated impairment losses of goodwill.

NOTE 14—QUARTERLY FINANCIAL DATA (UNAUDITED):

	(Thousands of dollars except per share data)
	First	Second	Third	Fourth	Year
2018
Net product sales	$100,859	$105,623	$181,505	$127,264	$515,251
Product gross margin	35,025	38,142	66,259	45,945	185,371
Net earnings attributable to Tootsie Roll Industries, Inc.	8,125	10,489	26,104	12,175	56,893
Net earnings attributable to Tootsie Roll Industries, Inc. per share	0.13	0.16	0.41	0.19	0.89

2017
Net product sales	$103,425	$104,897	$182,173	$125,179	$515,674
Product gross margin	37,887	39,516	67,203	44,657	189,263
Net earnings attributable to Tootsie Roll Industries, Inc.	10,051	11,895	26,933	31,985	80,864
Net earnings attributable to Tootsie Roll Industries, Inc. per share	0.15	0.18	0.42	0.49	1.24

Net earnings per share is based upon average outstanding shares as adjusted for 3% stock dividends issued during the second quarter of each year as discussed above. The sum of the quarterly per share amounts may not equal annual amounts due to rounding. In connection with enactment of the U.S. Tax Cuts and Jobs Act (Tax Reform Act) in December 2017, the Company recorded a favorable accounting adjustment of $20,318, or $0.31 per share, during the fourth quarter of 2017.

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

(c)

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.            Other Information.

None.

PART III

ITEM 10.             Directors, Executive Officers and Corporate Governance.

See the information with respect to the Directors of the Company which is set forth in the section entitled “Election of Directors” of the 2019 Proxy Statement, which section of the 2019 Proxy Statement is incorporated herein by reference. See the information in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s 2019 Proxy Statement, which section is incorporated herein by reference.

The following table sets forth the information with respect to the executive officers of the Company:

Name	Position (1)	Age

Ellen R. Gordon*	Chairman of the Board and Chief Executive Officer	87

G. Howard Ember Jr.	Vice President/Finance	66

Stephen P. Green	Vice President/Manufacturing	60

Thomas E. Corr	Vice President/Marketing and Sales	70

Barry P. Bowen	Treasurer	63

*      A member of the Board of Directors of the Company.

(1)

All of the above named officers have served in the positions set forth in the table as their principal occupations for more than the past five years except for Mrs. Gordon and Mr. Green who were appointed to their current positions on January 20, 2015 and January 16, 2017, respectively. Mrs. Gordon also serves as Vice President of HDI Investment Corp., a family investment company.

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

ITEM 11.             Executive Compensation.

See the information set forth in the sections entitled “Executive Compensation” and “Director Compensation” of the Company’s 2019 Proxy Statement, which are incorporated herein by reference.

ITEM 12.             Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

For information with respect to the beneficial ownership of the Company’s common stock and Class B common stock by the beneficial owners of more than 5% of said shares and by the management of the Company, see the sections entitled “Ownership of Common Stock and Class B Common Stock by Certain Beneficial Owners” and “Ownership of Common Stock and Class B Common Stock by Management” of the 2019 Proxy Statement. These sections of the 2019 Proxy Statement are incorporated herein by reference. The Company does not have any compensation plans under which equity securities of the Company are authorized for issuance.

ITEM 13.             Certain Relationships and Related Transactions, and Director Independence.

See the section entitled “Related Person Transactions” of the 2019 Proxy Statement, which is incorporated herein by reference.

The Company’s board of directors has determined that its non-management directors, Mr. Seibert and Ms. Wardynski and Ms. Lewis-Brent, are independent under the New York Stock Exchange listing standards because they have no direct or indirect relationship with the Company other than through their service on the Board of Directors.

ITEM 14.             Principal Accounting Fees and Services.

See the section entitled “Independent Auditor Fees and Services” of the 2019 Proxy Statement, which is incorporated herein by reference.

ITEM 15.             Exhibits, Financial Statement Schedules.

(a) Financial Statements.

(1) The following financial statements are included in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Earnings and Retained Earnings for each of the three years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Comprehensive Earnings for each of the three years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Financial Position at December 31, 2018 and 2017

Consolidated Statements of Cash Flows for each of the three years ended in the period December 31, 2018, 2017 and 2016

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules.

The financial statement schedule included in this Form 10-K is Schedule II - Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2018,  2017 and 2016 (see Schedule II immediately following ITEM 16 of this Form 10-K).

(3) Exhibits required by Item 601 of Regulation S-K:

See Index to Exhibits which appears following Financial Schedule II.

ITEM 16. Form 10-K Summary.

   None.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS (in thousands)

DECEMBER 31, 2018, 2017 AND 2016

		Additions
		(reductions)
	Balance at	charged		Balance at
	beginning	(credited) to		End of
Description	of year	expense	Deductions(1)	Year

2018:
Reserve for bad debts	$1,197	$38	$107	$1,128
Reserve for cash discounts	724	9,122	9,154	692
Deferred tax asset valuation	3,269	623	—	3,892
	$5,190	$9,783	$9,261	$5,712

2017:
Reserve for bad debts	$1,225	$27	$55	$1,197
Reserve for cash discounts	659	9,268	9,203	724
Deferred tax asset valuation	2,317	952	—	3,269
	$4,201	$10,247	$9,258	$5,190

2016:
Reserve for bad debts	$1,410	$(166)	$19	$1,225
Reserve for cash discounts	815	9,247	9,403	659
Deferred tax asset valuation	2,077	240	—	2,317
	$4,302	$9,321	$9,422	$4,201

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

101

The following financial statements and notes from Tootsie Roll Industries, Inc.’s Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 1, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings and Retained Earnings; (ii) Consolidated Statements of Comprehensive Earnings; (iii) Consolidated Statements of Financial Position;  (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

*Management compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Tootsie Roll Industries, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOOTSIE ROLL INDUSTRIES, INC.

By:	Ellen R. Gordon
Ellen R. Gordon, Chairman of the Board of Directors and Chief Executive Officer

Date:	March 1, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Ellen R. Gordon	Chairman of the Board of Directors and Chief Executive Officer	March 1, 2019
Ellen R. Gordon	(principal executive officer)

Paula M. Wardynski	Director	March 1, 2019
Paula M. Wardynski

Lana Jane Lewis-Brent	Director	March 1, 2019
Lana Jane Lewis-Brent

Barre A. Seibert	Director	March 1, 2019
Barre A. Seibert

G. Howard Ember, Jr.	Vice President, Finance	March 1, 2019
G. Howard Ember, Jr.	(principal financial officer and principal accounting officer)