Form 10-Q
period 2019-03-31
TOOTSIE ROLL INDUSTRIES INC
filed 2019-05-10
CIK 98677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March  31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (March 31, 2019).

Class	Outstanding

Common Stock, $0.69-4/9 par value	39,418,250
Class B Common Stock, $0.69-4/9 par value	26,342,025

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, par value $0.69-4/9 per share	TR	New York Stock Exchange

TOOTSIE ROLL INDUSTRIES, INC.

MARCH 31, 2019

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See “Forward-Looking Statements” under Part I — Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands) (Unaudited)

	March 31, 2019	December 31, 2018	March 31, 2018

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$77,670	$110,899	$49,867
Restricted cash	380	388	417
Investments	81,986	75,140	60,321
Accounts receivable trade, less allowances of $1,696, $1,820 & $1,914	43,868	49,777	42,039
Other receivables	3,282	2,941	7,857
Inventories:
Finished goods & work-in-process	40,004	32,159	41,090
Raw material & supplies	25,675	22,365	26,904
Income taxes receivable and prepaid	-	-	10,257
Prepaid expenses	7,111	10,377	9,077
Total current assets	279,976	304,046	247,829

PROPERTY, PLANT & EQUIPMENT, at cost:
Land	21,727	21,726	22,011
Buildings	121,788	121,780	118,569
Machinery & equipment	401,375	401,037	381,805
Construction in progress	7,349	3,408	11,951
Operating lease right-of-use assets	1,370	-	-
	553,609	547,951	534,336
Less-accumulated depreciation	366,601	361,850	352,597
Net property, plant and equipment	187,008	186,101	181,739

OTHER ASSETS:
Goodwill	73,237	73,237	73,237
Trademarks	175,024	175,024	175,024
Investments	187,218	170,409	195,911
Split dollar officer life insurance	26,042	26,042	26,042
Prepaid expenses and other assets	11,469	11,980	14,731
Deferred income taxes	530	522	457
Total other assets	473,520	457,214	485,402
Total assets	$940,504	$947,361	$914,970

(The accompanying notes are an integral part of these statements.)

(in thousands except per share data) (Unaudited)

	March 31, 2019	December 31, 2018	March 31, 2018

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$13,520	$11,817	$15,100
Bank loans	755	373	425
Dividends payable	176	5,772	161
Accrued liabilities	37,302	42,849	37,622
Postretirement health care	580	580	603
Current portion of operating lease liabilities	716	-	-
Total current liabilities	53,049	61,391	53,911

NONCURRENT LIABILITIES:
Deferred income taxes	44,553	43,941	41,431
Postretirement health care	11,954	11,871	12,992
Industrial development bonds	7,500	7,500	7,500
Liability for uncertain tax positions	3,901	3,816	4,861
Non-current portion of operating lease liabilities	654	-	-
Deferred compensation and other liabilities	74,233	68,345	67,815
Total noncurrent liabilities	142,795	135,473	134,599

TOOTSIE ROLL INDUSTRIES, INC. SHAREHOLDERS’ EQUITY:
Common stock, $.69-4/9 par value- 120,000 shares authorized; 39,418, 38,544 & 38,724, respectively, issued	27,374	26,767	26,891
Class B common stock, $.69-4/9 par value- 40,000 shares authorized; 26,342, 25,584 & 25,637, respectively, issued	18,293	17,767	17,804
Capital in excess of par value	719,212	696,535	703,194
Retained earnings	2,459	33,767	2,306
Accumulated other comprehensive loss	(20,518)	(22,222)	(21,683)
Treasury stock (at cost)- 90, 88 & 88 shares, respectively	(1,992)	(1,992)	(1,992)
Total Tootsie Roll Industries, Inc. shareholders’ equity	744,828	750,622	726,520
Noncontrolling interests	(168)	(125)	(60)
Total equity	744,660	750,497	726,460
Total liabilities and shareholders’ equity	$940,504	$947,361	$914,970

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

EARNINGS AND RETAINED EARNINGS

(in thousands except per share amounts) (Unaudited)

	Quarter Ended
	March 31, 2019	March 31, 2018

Net product sales	$101,019	$100,859
Rental and royalty revenue	958	941
Total revenue	101,977	101,800

Product cost of goods sold	64,856	65,834
Rental and royalty cost	255	267
Total costs	65,111	66,101

Product gross margin	36,163	35,025
Rental and royalty gross margin	703	674
Total gross margin	36,866	35,699
Selling, marketing and administrative expenses	31,108	25,857
Earnings from operations	5,758	9,842
Other income (loss), net	6,017	521
Earnings before income taxes	11,775	10,363
Provision for income taxes	2,864	2,262
Net earnings	8,911	8,101
Less: Net earnings (loss) attributable to noncontrolling interests	(44)	(24)
Net earnings attributable to Tootsie Roll Industries, Inc.	$8,955	$8,125

Net earnings attributable to Tootsie Roll Industries, Inc. per share	$0.14	$0.12
Dividends per share *	$0.09	$0.09

Average number of shares outstanding	65,872	66,349

Retained earnings at beginning of period	$33,767	$57,225
Net earnings attributable to Tootsie Roll Industries, Inc.	8,955	8,125
Adopted ASU's (See Note 1)	-	2,726
Cash dividends	(5,757)	(5,621)
Stock dividends	(34,506)	(60,149)
Retained earnings at end of period	$2,459	$2,306

*Does not include 3% stock dividend to shareholders of record on 3/5/19 and 3/6/18.

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS

(in thousands except per share amounts) (Unaudited)

	Quarter Ended
	March 31, 2019	March 31, 2018

Net earnings	$8,911	$8,101

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	391	1,612

Pension and postretirement reclassification adjustments:
Unrealized gains (losses) for the period on postretirement and pension benefits	-	-
Less: reclassification adjustment for (gains) losses to net earnings	(381)	(331)
Unrealized gains (losses) on postretirement and pension benefits	(381)	(331)

Investments:
Unrealized gains (losses) for the period on investments	1,467	(1,250)
Less: reclassification adjustment for (gains) losses to net earnings	-	-
Unrealized gains (losses) on investments	1,467	(1,250)

Derivatives:
Unrealized gains (losses) for the period on derivatives	550	(1,472)
Less: reclassification adjustment for (gains) losses to net earnings	96	287
Unrealized gains (losses) on derivatives	646	(1,185)

Total other comprehensive income (loss), before tax	2,123	(1,154)
Income tax benefit (expense) related to items of other comprehensive income	(419)	669
Total comprehensive earnings	10,615	7,616
Comprehensive earnings (loss) attributable to noncontrolling interests	(44)	(24)
Total comprehensive earnings attributable to Tootsie Roll Industries, Inc.	$10,659	$7,640

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Quarter Ended
	March 31, 2019	March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$8,911	$8,101
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	4,666	4,578
Deferred income taxes	149	(415)
Amortization of marketable security premiums	353	456
Changes in operating assets and liabilities:
Accounts receivable	5,927	5,858
Other receivables	(267)	(2,729)
Inventories	(11,100)	(12,845)
Prepaid expenses and other assets	983	4,052
Accounts payable and accrued liabilities	(2,770)	(501)
Income taxes payable	2,930	2,761
Postretirement health care benefits	(150)	(233)
Deferred compensation and other liabilities	924	584
Net cash from operating activities	10,556	9,667
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,683)	(7,722)
Purchases of trading securities	(2,360)	(3,258)
Sales of trading securities	362	239
Purchase of available for sale securities	(20,919)	(34,061)
Sale and maturity of available for sale securities	5,379	11,670
Net cash used in investing activities	(22,221)	(33,132)
CASH FLOWS FROM FINANCING ACTIVITIES:
Shares purchased and retired	(10,519)	(12,498)
Dividends paid in cash	(11,530)	(11,282)
Proceeds from bank loans	941	641
Repayment of bank loans	(544)	(661)
Net cash used in financing activities	(21,652)	(23,800)
Effect of exchange rate changes on cash	80	829
Decrease in cash and cash equivalents	(33,237)	(46,436)
Cash, cash equivalents and restricted cash at beginning of year	111,287	96,720
Cash, cash equivalents and restricted cash at end of quarter	$78,050	$50,284
Supplemental cash flow information:
Income taxes paid/(received), net	$(20)	$(206)
Interest paid	$31	$24
Stock dividend issued	$70,557	$60,538

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(in thousands except per share amounts) (Unaudited)

Note 1 — Significant Accounting Policies

General Information

Foregoing data has been prepared from the unaudited financial records of Tootsie Roll Industries, Inc. (the Company) and in the opinion of management all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the interim period have been reflected. Certain amounts previously reported have been reclassified to conform to the current year presentation. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”).

Results of operations for the period ended March 31, 2019 are not necessarily indicative of results to be expected for the year to end December 31, 2019 because of the seasonal nature of the Company’s operations. Historically, the third quarter has been the Company’s largest sales quarter due to pre-Halloween sales.

Revenue Recognition

The Company’s revenues, primarily net product sales, principally result from the sale of goods, reflect the consideration to which the Company expects to be entitled generally based on customer purchase orders. The Company records revenue based on a five-step model in accordance with Accounting Standards Codification ("ASC") Topic 606 which became effective January, 1, 2018. Adjustments for estimated customer cash discounts upon payment, discounts for price adjustments, product returns, allowances, and certain advertising and promotional costs, including consumer coupons, are variable consideration and are recorded as a reduction of product sales revenue in the same period the related product sales are recorded. Such estimates are calculated using historical averages adjusted for any expected changes due to current business conditions and experience. A net product sale is recorded when the Company delivers the product to the customer, or in certain instances, the customer picks up the goods at the Company’s distribution center, and thereby obtains control of such product. Amounts billed and due from our customers are classified as accounts receivables trade on the balance sheet and require payment on a short-term basis. Accounts receivable are unsecured. Shipping and handling costs of $11,032,  $49,527, and $10,220 as of March 31, 2019,  December 31, 2018 and March 31, 2018, respectively, are included in selling, marketing and administrative expenses. A minor amount of royalty income (less than 0.2% of our consolidated net sales) is also recognized from sales-based licensing arrangements, pursuant to which revenue is recognized as the third-party licensee sales occur. Rental income (less than 1% of our consolidated net sales) is not considered revenue from contracts from customers.

Leases

The Company identifies leases by evaluating our contracts to determine if the contract conveys the right to use an identified asset for a stated period of time in exchange for consideration. The Company considers whether it can control the underlying asset and have the right to obtain substantially all of the economic benefits or outputs from the asset. Leases with terms greater than 12 months are classified as either operating or finance leases at the commencement date.  For these leases, we capitalize the present value of the minimum lease payments over the lease term as a right-of-use asset with an offsetting lease liability. The discount rate used to calculate the present value of the minimum lease payments is typically our incremental borrowing rate, as the rate implicit in the lease is generally not known or determinable. The lease term includes any noncancelable period for which we have the right to use the asset. Currently, all capitalized leases are classified as operating leases and the Company records rental expense on a straight-line basis over the term of the lease.

Recently Adopted Accounting Pronouncements

At the beginning of 2019, the Company adopted Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases (Subtopic 842), which requires lessees to recognize all leases with a term greater than 12 months on the balance sheet as right-of-use assets and lease liabilities. Upon adoption, the impact was the recognition of $1,482 in right-of-use assets and lease liabilities for operating leases. The Company adopted ASU 2016-02 utilizing the current-period adjustment method and did not recast comparative periods upon adoption of the new standard.  In addition, we elected certain practical expedients which permitted us not to reassess whether existing contracts are or contain leases, to not reassess the lease classification of any existing leases, to not reassess initial direct costs for any existing leases, and to not separate lease components for all classes of underlying assets.  The ASU did not have a material impact on the Company’s consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, guidance that amends hedge accounting. Under the new guidance, more hedging strategies are eligible for hedge accounting and the application of hedge accounting is simplified. The new guidance amends presentation and disclosure requirements, and how effectiveness is assessed. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those years. On January 1, 2019, the Company adopted ASU 2017-12. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements - Not Yet Adopted

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

Note 2 — Average Shares Outstanding

The average number of shares outstanding for first quarter 2019 reflects stock purchases of 285 shares for $10,519 and a 3% stock dividend of 1,914 shares distributed on April 5, 2019. The average number of shares outstanding for first quarter 2018 reflects stock purchases of 361 shares for $12,498 and a 3% stock dividend of 1,869 shares distributed on April 6, 2018.

Note 3 — Income Taxes

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company remains subject to examination by U.S. federal and state and foreign tax authorities for the years 2015 through 2017. With few exceptions, the Company is no longer subject to examination by tax authorities for the year 2014 and prior. The consolidated effective tax rates were 24.3% and 21.8% in first quarter 2019 and 2018, respectively.  This change in the effective tax rate principally reflects more favorable foreign income tax expense in the prior year first quarter 2018 when compared to first quarter 2019.

NOTE 4—Share  Capital and  Capital  In  Excess of  Par  Value:

							Capital in
			Class B				Excess
	Common Stock		Common Stock		Treasury Stock		of Par
	Shares	Amount	Shares	Amount	Shares	Amount	Value
	(000’s)		(000’s)		(000’s)
Balance at January 1, 2018	37,960	$26,361	24,891	$17,285	85	$(1,992)	$656,752
Issuance of 3% stock dividend	1,125	781	746	519	3	—	58,689
Conversion of Class B common shares to common shares	—	—	—	—	—	—	—
Purchase and retirement of common shares	(361)	(251)	—	—	—	—	(12,247)
Balance at March 31, 2018	38,724	$26,891	25,637	$17,804	88	$(1,992)	$703,194

Balance at January 1, 2019	38,544	$26,767	25,584	$17,767	88	$(1,992)	$696,535
Issuance of 3% stock dividend	1,150	798	767	532	2	—	32,999
Conversion of Class B common shares to common shares	9	6	(9)	(6)	—	—	—
Purchase and retirement of common shares	(285)	(197)	—	—	—	—	(10,322)
Balance at March 31, 2019	39,418	$27,374	26,342	$18,293	90	$(1,992)	$719,212

Note 5 — Fair Value Measurements

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

As of March 31, 2019,  December 31, 2018 and March 31, 2018, the Company held certain financial assets that are required to be measured at fair value on a recurring basis. These included derivative hedging instruments related to the purchase of certain raw materials and foreign currencies, investments in trading securities and available for sale securities. The Company’s available for sale securities principally consist of municipal bonds and variable rate demand notes.

The following table presents information about the Company’s financial assets and liabilities measured at fair value as of March 31, 2019,  December 31, 2018 and March 31, 2018 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Estimated Fair Value March 31, 2019
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$77,670	$77,670	$-	$-
Available for sale securities	199,944	3,041	196,903	-
Foreign currency forward contracts	(197)	-	(197)	-
Commodity futures contracts	(151)	(151)	-	-
Trading securities	69,260	69,260	-	-
Total assets measured at fair value	$346,526	$149,820	$196,706	$-

	Estimated Fair Value December 31, 2018
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$110,899	$110,899	$-	$-
Available for sale securities	183,289	3,000	180,289	-
Foreign currency forward contracts	(407)	-	(407)	-
Commodity futures contracts, net	(587)	(587)	-	-
Trading securities	62,260	62,260	-	-
Total assets measured at fair value	$355,454	$175,572	$179,882	$-

	Estimated Fair Value March 31, 2018
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$49,867	$49,867	$-	$-
Available for sale securities	192,712	-	192,712	-
Foreign currency forward contracts	21	-	21	-
Commodity futures contracts	(1,095)	(1,095)	-	-
Trading securities	63,520	63,520	-	-
Total assets measured at fair value	$305,025	$112,292	$192,733	$-

The fair value of the Company’s industrial revenue development bonds at March 31, 2019,  December 31, 2018 and March 31, 2018 were valued using Level 2 inputs which approximates the carrying value of $7,500 for the respective periods. Interest rates on these bonds are reset weekly based on current market conditions.

Note 6 — Derivative Instruments and Hedging Activities

From time to time, the Company uses derivative instruments, including foreign currency forward contracts and commodity futures contracts to manage its exposures to foreign exchange and commodity prices. Commodity futures contracts are intended and effective as hedges of market price risks associated with the anticipated purchase of certain raw materials (primarily sugar). Foreign currency forward contracts are intended and effective as hedges of the Company’s exposure to the variability of cash flows, primarily related to the foreign exchange rate changes of products manufactured in Canada and sold in the United States, and periodic equipment purchases from foreign suppliers denominated in a foreign currency. The Company does not engage in trading or other speculative use of derivative instruments

The Company recognizes all derivative instruments as either assets or liabilities at fair value in the Condensed Consolidated Statement of Financial Position. Derivative assets are recorded in other receivables and derivative liabilities are recorded in accrued liabilities. The Company uses hedge accounting for its foreign currency and commodity derivative instruments as discussed above. Derivatives that qualify for hedge accounting are designated as cash flow hedges by formally documenting the hedge relationships, including identification of the hedging instruments, the hedged items and other critical terms, as well as the Company’s risk management objectives and strategies for undertaking the hedge transaction.

Changes in the fair value of the Company’s cash flow hedges are recorded in accumulated other comprehensive loss, net of tax, and are reclassified to earnings in the periods in which earnings are affected by the hedged item. Substantially all amounts reported in accumulated other comprehensive loss for commodity derivatives are expected to be reclassified to cost of goods sold. Approximately $277 of this accumulated comprehensive loss is expected to be reclassified as a charge to earnings in 2019 and $(126) of this accumulated comprehensive loss is expected to be reclassified as a gain to earnings  in 2020. Approximately $100 and $97 reported in accumulated other comprehensive loss for foreign currency derivatives are expected to be reclassified to other income, net in 2019 and 2020, respectively.

The following table summarizes the Company’s outstanding derivative contracts and their effects on its Condensed Consolidated Statements of Financial Position at March 31, 2019,  December 31, 2018 and March 31, 2018:

	March 31, 2019
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$11,050	$-	$(197)
Commodity futures contracts	7,158	213	(364)
Total derivatives		$213	$(561)

	December 31, 2018
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$11,050	$-	$(407)
Commodity futures contracts	9,580	92	(679)
Total derivatives		$92	$(1,086)

	March 31, 2018
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$368	$21	$-
Commodity futures contracts	11,537	5	(1,100)
Total derivatives		$26	$(1,100)

The effects of derivative instruments on the Company’s Condensed Consolidated Statements of Earnings and Retained Earnings and the Condensed Consolidated Statements of Comprehensive Earnings for periods ended March 31, 2019 and March 31, 2018 are as follows:

	For Quarter Ended March 31, 2019
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$210	$-	$-
Commodity futures contracts	340	(96)	-
Total	$550	$(96)	$-

	For Quarter Ended March 31, 2018
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$(11)	$47	$-
Commodity futures contracts	(1,461)	(334)	-
Total	$(1,472)	$(287)	$-

Note 7 — Pension Plans

From 2012 to 2014, the Company received periodic notices from the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union Pension Plan (Plan), a multi-employer defined benefit pension plan for certain Company union employees, that the Plan’s actuary certified the Plan to be in “critical status”, the “Red Zone”, as defined by the Pension Protection Act (PPA) and the Pension Benefit Guaranty Corporation (PBGC); and that a plan of rehabilitation was adopted by the trustees of the Plan in fourth quarter 2012. Since 2015, the Company has received annual notices that the Plan is in “critical and declining status”, as defined by the PPA and PBGC, and that amendments to the rehabilitation plan were adopted. A designation of “critical and declining status” implies that the Plan is expected to become insolvent in the next 20 years. The Plan’s trustees project that the Plan will be insolvent in 2030.

The Company has been advised that its withdrawal liability would have been $81,600,  $82,200 and $72,700 if it had withdrawn from the Plan during 2018, 2017 and 2016, respectively. Should the Company actually withdraw from the Plan at a future date, a withdrawal liability, which could be higher than the above discussed amounts, could be payable to the Plan.

The amended rehabilitation plan requires that employer contributions include 5% compounded annual surcharge increases each year for an unspecified period of time beginning January 2013 (in addition to the 5% interim surcharge initiated in June 2012) as well as certain plan benefit reductions. The Company’s pension expense for this Plan for 2018 and 2017 was $2,836 and $2,617, respectively. The aforementioned expense includes surcharges of $811 and $656 in 2018 and 2017, respectively, as required under the amended plan of rehabilitation.

The Company is currently unable to determine the ultimate outcome of the above discussed matter and therefore is unable to determine the effects on its consolidated financial statements, but the ultimate outcome or the effects of any modifications to the current rehabilitation plan could be material to its consolidated results of operations or cash flows in one or more future periods.

Note 8 — Accumulated Other Comprehensive Earnings (Loss)

Accumulated Other Comprehensive Earnings (Loss) consists of the following components:

						Accumulated
	Foreign		Foreign		Postretirement	Other
	Currency		Currency	Commodity	and Pension	Comprehensive
	Translation	Investments	Derivatives	Derivatives	Benefits	Earnings (Loss)
Balance at December 31, 2018	$(24,159)	$(1,516)	$(309)	$(444)	$4,206	$(22,222)
Other comprehensive earnings (loss) before reclassifications	391	1,112	159	258	-	1,920
Reclassifications from accumulated other comprehensive loss	-	-	-	72	(288)	(216)
Other comprehensive earnings (loss) net of tax	391	1,112	159	330	(288)	1,704
Balance at March 31, 2019	$(23,768)	$(404)	$(150)	$(114)	$3,918	$(20,518)

						Accumulated
	Foreign		Foreign		Postretirement	Other
	Currency		Currency	Commodity	and Pension	Comprehensive
	Translation	Investments	Derivatives	Derivatives	Benefits	Earnings (Loss)
Balance at December 31, 2017	$(24,262)	$(889)	$51	$20	$3,289	$(21,791)
Other comprehensive earnings (loss) before reclassifications	1,612	(948)	(8)	(1,107)	-	(451)
Reclassifications from accumulated other comprehensive loss	-	-	(36)	253	(251)	(34)
Other comprehensive earnings (loss) net of tax	1,612	(948)	(44)	(854)	(251)	(485)
Adoption of ASU 2018-02 (See Note 1)	-	(168)	9	4	748	593
Balance at March 31, 2018	$(22,650)	$(2,005)	$16	$(830)	$3,786	$(21,683)

The amounts reclassified from accumulated other comprehensive income (loss) consisted of the following:

Details about Accumulated Other	Quarter Ended		Location of (Gain) Loss
Comprehensive Income Components	March 31, 2019	March 31, 2018	Recognized in Earnings
Foreign currency derivatives	$-	$(47)	Other income, net
Commodity derivatives	96	334	Product cost of goods sold
Postretirement and pension benefits	(381)	(331)	Other income, net
Total before tax	(285)	(44)
Tax (expense) benefit	69	10
Net of tax	$(216)	$(34)

Note 9 — Restricted Cash

Restricted cash comprises certain cash deposits of the Company’s Spanish subsidiary with international banks that are pledged as collateral for letters of credit and bank borrowings.

Note 10 — Bank Loans

Bank loans consist of borrowings by the Company’s Spanish subsidiary are held by international banks.

Note 11 — Leases

The Company leases certain buildings, land and equipment that are classified as operating leases. Our leases have remaining lease terms of up to approximately 3 years.  In the first quarter of 2019, our operating lease cost and cash paid for operating lease liabilities totaled $167 which is classified in cash flows from operating activities.  As of March 31, 2019, operating lease right-of-use assets and operating lease liabilities were $1,370 and $1,370, respectively. The weighted-average remaining lease term related to our operating leases was 2.1 years as of March 31, 2019. The weighted-average discount rate related to our operating leases was % as of March 31, 2019. Maturities of our operating lease liabilities at March 31, 2019 are as follows: $511 in 2019, $534 in 2020, $274 in 2021, and $51 in 2022.

The Company, as lessor, rents certain commercial real estate to third party lessees. The cost and accumulated depreciation related to these leased properties were $36,371 and $9,709, respectively, as of March 31, 2019. Terms of such leases, including renewal options, may be extended for up to sixty years, many of which provide for periodic adjustment of rent payments based on changes in consumer or other price indices. The Company recognizes lease income on a straight-line basis over the lease term. Lease income in first quarter 2019 was $749 and is classified in cash flows from operating activities.

Note 12 — Contingencies

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This financial review discusses the Company’s financial condition, results of operations, liquidity and capital resources and other matters. Dollars are presented in thousands, except per share amounts. This review should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes included in this Form 10-Q and with the Company’s Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”).

Net product sales were $101,019 in first quarter 2019 compared to $100,859 in first quarter 2018, an increase of $160 or 0.2%. First quarter 2019 results benefited from higher price realization which allowed the Company to recoup increases in certain costs and expenses and recover some product margin decline. A stronger U.S. dollar and the related translation of foreign sales had some adverse effects on reported sales in first quarter 2019 compared to first quarter 2018.

Product cost of goods sold were $64,856 in first quarter 2019 compared to $65,834 in first quarter 2018. Product cost of goods sold includes $180 and $14 of certain deferred compensation expenses in first quarter 2019 and 2018, respectively. These deferred compensation expenses principally result from the changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Adjusting for the aforementioned, product cost of goods sold decreased from $65,820 in first quarter 2018 to $64,676 in first quarter 2019, a decrease of $1,144 or 1.7%. As a percentage of net product sales, adjusted product cost of goods sold was 64.0% and 65.3% in first quarter 2019 and 2018, respectively, a favorable decrease of 1.3 percentage points. Higher price realization and decreases in plant manufacturing overhead costs contributed to the aforementioned favorable decrease in cost of goods sold as a percentage of net product cost in first quarter 2019.

The Company is continuing its investments in its plant manufacturing operations to meet new consumer and customer demands, achieve quality improvements, and increase operational efficiencies. Plant efficiencies driven by capital investments and ongoing cost containment programs contributed to the improved margins discussed above. The prior year 2018 product cost of goods sold was adversely affected by the implementation and start-up of new manufacturing packaging lines and resulting operational inefficiencies as well as unfavorable experience from our self-insurance programs.

Selling, marketing and administrative expenses were $31,108 in first quarter 2019 compared to $25,857 in first quarter 2018.  Selling, marketing and administrative expenses include $4,823 and $397 of certain deferred compensation expenses in first quarter 2019 and 2018, respectively. As discussed above, these expenses principally result from changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years, and are not reflective of current operating results. Adjusting for the aforementioned, selling, marketing and administrative expenses increased from $25,460 in first quarter 2018 to $26,285 in first quarter 2019, an increase of $825 or 3.2%. As a percentage of net product sales, adjusted selling, marketing and administrative expenses increased from 25.2% in first quarter 2018 to 26.0% in first quarter 2019, an unfavorable increase of 0.8 percentage points as a percent of net sales. The increase in adjusted selling, marketing and administrative expenses in first quarter 2019 principally reflects higher freight, delivery and warehousing expenses, which are discussed below.

Selling, marketing and administrative expenses include $11,032 and $10,220 for customer freight, delivery and warehousing expenses in first quarter 2019 and 2018, respectively, an increase of $812 or 7.9%. The increase in customer freight, delivery and warehousing expenses was the principal driver of higher adjusted selling, marketing and administrative expenses in first quarter 2019.  These expenses were 10.9% and 10.1% of net product sales in first quarter 2019 and 2018, respectively. Increased freight and delivery expenses reflect higher freight rates principally due to increases in fuel costs and the continuing imbalance between supply and demand for over-the-road truck delivery.

Earnings from operations were $5,758 in first quarter 2019 compared to $9,842 in first quarter 2018. Earnings from operations include $5,003 and $411 of certain deferred compensation expenses in first quarter 2019 and 2018, respectively, which are discussed above. Adjusting for these deferred compensation costs and expenses, earnings from operations were $10,761 and $10,253 in first quarter 2019 and 2018, respectively, an increase of $508 or 5.0%. As a percentage of net product sales, these adjusted operating earnings were 10.7% and 10.2% in first quarter 2019 and 2018, respectively, a favorable increase of 0.5 percentage points as a percentage of net product sales. The improvement in adjusted earnings from operations principally reflects the benefits of higher price realization although these benefits were mitigated by increases in customer freight and delivery expenses as discussed above.

Management believes the comparisons presented in the preceding paragraphs, after adjusting for changes in deferred compensation, are more reflective of the underlying operations of the Company.

Other income, net was $6,017 in first quarter 2019 compared to $521 in first quarter 2018, a favorable increase of $5,496. Other income, net for first quarter 2019 and 2018 includes net gains and investment income of $5,003 and $411, respectively, on trading securities which provide an economic hedge of the Company’s deferred compensation liabilities. These changes in trading securities were substantially offset by a like amount of deferred compensation expense included in product cost of goods sold and selling, marketing, and administrative expenses in the respective periods as discussed above. Other income, net includes investment income on available for sale securities of $1,071 and $847 in 2019 and 2018, respectively. Other income, net also includes losses on foreign exchange of $235 and $904 in first quarter 2019 and 2018, respectively.

The consolidated effective tax rates were 24.3% and 21.8% in first quarter 2019 and 2018, respectively. This change in the effective tax rate principally reflects more favorable foreign income tax expense in the prior year first quarter 2018 when compared to first quarter 2019.

Net earnings attributable to Tootsie Roll Industries, Inc. were $8,955 (after $44 net loss attributed to non-controlling interests) in first quarter 2019 compared to $8,125 (after $24 net loss attributed to non-controlling interests) in first quarter 2018, and earnings per share were $0.14 and $0.12 in first quarter 2019 and 2018, respectively, an increase of $0.02 per share, or 16.7%. Earnings per share attributable to Tootsie Roll Industries, Inc. for first quarter 2019 did benefit from the reduction in average shares outstanding resulting from purchases in the open market by the

Company of its common stock. Average shares outstanding decreased from 66,349 in first quarter 2018 to 65,872 in first quarter 2019.

Goodwill and intangibles are assessed annually as of December 31 or whenever events or circumstances indicate that the carrying values may not be recoverable from future cash flows. The Company has not identified any triggering events, as defined, or other adverse information that would indicate a material impairment of its goodwill or intangibles in first quarter 2019. There were also no impairments in the comparative first quarter 2018 period or in calendar year 2018.

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

From 2012 to 2014, the Company received periodic annual notices from the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union Pension Plan (Plan), a multi-employer defined benefit pension plan for certain Company union employees, that the Plan’s actuary certified the Plan to be in “critical status”, as defined by the Pension Protection Act (PPA) and the Pension Benefit Guaranty Corporation (PBGC) and that plans of rehabilitation were adopted by the trustees of the Plan during these years. In 2015, the Plan’s status was changed to “critical and declining status”, as defined by the PPA and PBGC, for the plan year beginning January 1, 2015. A designation of “critical and declining status” implies that the Plan is expected to become insolvent in the next 20 years, and the Plan is projected to become insolent in 2030. Subsequent to first quarter 2019, the Company received updated notices that the Plan remains in “critical and declining status for the plan year beginning January 1, 2019. These new notices also advised that the Plan trustees were considering the reduction or elimination of certain retirement benefits and may seek assistance from the PBGC. Plans in “critical and declining status” may elect to suspend (temporarily or permanently) some benefits payable to all categories of participants, including retired participants, except retirees that are disabled or over the age of 80. Suspensions must be equally distributed and cannot drop below 110% of what would otherwise be guaranteed by the PBGC.

Based on these updated notices, the Plan’s funded percentage (plan investment assets as a percentage of plan liabilities), as defined, were 51.6%, 54.7%, and 57.0% as of the most recent valuation dates available, January 1, 2018, 2017, and 2016, respectively (these valuation dates are as of the beginning of each Plan year). These funded percentages are based on actuarial values, as defined, and do not reflect the actual market value of Plan investments as of these dates. If the market value of investments had been used as of January 1, 2018, the funded percentage would be 54.2% (not 51.6%). As of the January 1, 2018 valuation date (most recent valuation available), only 18% of Plan participants were current active employees, 52% were retired or separated from service and receiving benefits, and 30% were retired or separated from service and entitled to future benefits. The bankruptcy of a major participating employer in the Plan contributed to the above discussed Plan results. The Company understands that the Plan is currently exploring additional restructuring measures which include incentives to participating employers in exchange for providing additional future cash contributions as well as suspension of certain retirement benefits.

The Company has been advised that its withdrawal liability would have been $81,600, $82,200, and $72,700 if it had withdrawn from the Plan during 2018, 2017 and 2016, respectively. The decrease from 2017 to 2018 was driven by an increase in the PBGC interest rate, resulting in a decrease in the value of vested benefits, and an increase in the Plan’s assets, as well as some decrease in the Plan’s affected benefits; however, the aforementioned was offset by effects of the Company comprising a larger share of the Plan’s contribution base. The Company’s relative share of the Plan’s contribution base has increased over the last several years, and management believes that this trend could continue indefinitely which will add upward pressure on the Company’s withdrawal liability. Based on the above, including the Plan’s projected insolvency in the year 2030, management believes that the Company’s withdrawal liability could increase further in future years.

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

The Company’s current labor contract requires the Company’s continued participation in this Plan through September 2022. The amended rehabilitation plan requires that employer contributions include 5% compounded annual surcharge increases each year for an unspecified period of time beginning in 2012 as well as certain plan benefit reductions. The Company’s pension expense for this Plan for first quarter 2019 and 2018 was $574 and $553, respectively, which includes surcharges of $184 and $158, respectively.

The Company is currently unable to determine the ultimate outcome of the above discussed multi-employer union pension matter and therefore is unable to determine the effects on its consolidated financial statements, but the ultimate outcome could be material to its consolidated results of operations or cash flows in one or more future periods. See also the Company’s Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2018 Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows provided by operating activities were $10,556 and $9,667 in first quarter 2019 and 2018, respectively, a favorable increase of $889. The increase in first quarter 2019 cash flows from operating activities principally reflects the timing and payments relating to accounts payable and accrued liabilities, prepaid expenses and other assets, and other receivables. The changes in accounts payable and accrued liabilities principally reflect the timing of purchases of packaging and ingredient inventory and vender payments and certain accrued liabilities. The change in prepaid expenses and other assets is primarily the result from the timing of payments for certain expenses, and the change in other receivables is primarily due to decreased broker margin deposit requirements on commodity sugar hedges.

Net cash used in investing activities was $22,221 in first quarter 2019 compared to $33,132 in first quarter 2018. Cash flows from investing activities reflect $20,919 and $34,061 of purchases of available for sale securities during first quarter 2019 and 2018, respectively, and $5,379 and $11,670 of sales and maturities of available for sale securities during first quarter 2019 and 2018, respectively. First quarters 2019 and 2018 investing activities include capital expenditures of $4,683 and $7,722, respectively. All capital expenditures in 2019 are expected to be funded from the Company’s cash flow from operations and internal sources. The increase in capital expenditures in the prior year’s first quarter 2018 reflects the purchase of new packaging lines at several manufacturing plants. In addition, Company management has committed approximately $17,000 to a manufacturing plant rehabilitation upgrade and expansion of one of its manufacturing facilities in the U.S. Management expects the projected cash outlays for this project to be approximately $10,000 in 2019, $3,100 in 2020 and $3,100 in 2021.

The Company’s consolidated financial statements include bank borrowings of $755 and $425 at March 31, 2019 and 2018, respectively, all of which relates to its Spanish subsidiary. The Company had no other outstanding bank borrowings at March 31, 2019.

Financing activities include Company common stock purchases and retirements of $10,519 and $12,498 in first quarter 2019 and 2018, respectively. Cash dividends of $11,530 and $11,282 were paid in first quarter 2019 and 2018, respectively.

The Company’s current ratio (current assets divided by current liabilities) was 5.3 to 1 at March 31, 2019 compared to 5.0 to 1 at December 31, 2018 and 4.6 to 1 at March 31, 2018. Net working capital was $226,927 at March 31, 2019 compared to $242,655 and $193,918 at December 31, 2018 and March 31, 2018, respectively. The aforementioned net working capital amounts are principally reflected in aggregate cash and cash equivalents and short-term investments of $159,656 at March 31, 2019 compared to $186,039 and $110,188 at December 31, 2018 and March 31, 2018, respectively. In addition, long term investments, principally debt securities comprising corporate and municipal bonds were $187,218 at March 31, 2019, as compared to $170,409 and $195,911 at December 31, 2018 and March 31, 2018, respectively. Aggregate cash and cash equivalents and short and long-term investments were $346,874, $356,448, and $306,099, at March 31, 2019,  December 31, 2018 and March 31, 2018, respectively. The aforementioned includes $69,260, $62,260, and $63,520 at March 31, 2019,  December 31, 2018 and March 31, 2018, respectively, relating to trading securities which are used as an economic hedge for the Company’s deferred compensation liabilities. Investments in corporate and municipal bonds, variable rate demand notes, and other debt securities that matured during first quarter 2019 and 2018 were generally used to purchase the Company’s common stock or were replaced with debt securities of similar maturities.

The Company periodically contributes to a VEBA trust, managed and controlled by the Company, to fund the estimated future costs of certain employee health, welfare and other benefits. The Company is currently using these VEBA funds to pay the actual cost of such benefits through most of 2022. The VEBA trust held $15,522, $15,921 and $18,654 of aggregate cash and cash equivalents at March 31, 2019,  December 31, 2018 and March 31, 2018, respectively. This asset value is included in prepaid expenses and long-term other assets in the Company’s Consolidated Statement of Financial Position. These assets are categorized as Level 1 within the fair value hierarchy.

ACCOUNTING PRONOUNCEMENTS

See Note 1 of the Company’s Condensed Consolidated Financial Statements.

RISK FACTORS

There were no material changes to the risk factors disclosed in the Company’s 2018 Form 10-K.

FORWARD-LOOKING STATEMENTS

This discussion and certain other sections contain forward-looking statements that are based largely on the Company’s current expectations and are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of words such as “anticipated,” “believe,” “expect,” “intend,” “estimate,” “project,” “plan” and other words of similar meaning in connection with a discussion of future operating or financial performance and are subject to certain factors, risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements. Such factors, risks, trends and uncertainties, which in some instances are beyond the Company’s control, include the overall competitive environment in the Company’s industry, changes in assumptions and judgments discussed above under the heading “Significant Accounting Policies and Estimates,” and factors identified and referred to above under the heading “Risk Factors” in this report and under the heading “Risk Factors” in the Company’s 2018 Form 10-K.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to various market risks, including fluctuations in and sufficient availability of sugar, corn syrup, edible oils, including palm oils, cocoa, dextrose, milk and whey, and gum-base input ingredients and packaging, and fuel costs principally relating to freight and delivery fuel surcharges. The Company is exposed to exchange rate fluctuations in the Canadian dollar which is the currency used for a portion of the raw material and packaging material costs and all labor, benefits and local plant operating costs at its Canadian plants. The Company is exposed to exchange rate fluctuations in Mexico, Canada, and Spain where its subsidiaries sell products in their local currencies. The Company invests in securities with maturities dates of up to approximately three years which are generally held to maturity, and variable rate demand notes where interest rates are generally reset weekly, all of which limits the Company’s exposure to interest rate fluctuations. There have been no material changes in the Company’s market risks that would significantly affect the disclosures made in the Form 10-K for the year ended December 31, 2018.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, the Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2019 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information on legal proceedings is included in Note 10 to the Condensed Consolidated Financial Statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the Company’s purchases of its common stock during the quarter ended March 31, 2019:

				Approximate Dollar
	(a) Total		Shares	Value of Shares that
	Number of	(b) Average	Purchased as Part of	May Yet Be Purchased
	Shares	Price Paid per	Publicly Announced Plans	Under the Plans
Period	Purchased	Share	Or Programs	or Programs

Jan 1 to Jan 31	-	$-	Not Applicable	Not Applicable

Feb 1 to Feb 28	46,466	37.18	Not Applicable	Not Applicable

Mar 1 to Mar 31	238,394	36.83	Not Applicable	Not Applicable

Total	284,860	$36.89	Not Applicable	Not Applicable

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

TOOTSIE ROLL INDUSTRIES, INC.

Date:	May10, 2019	BY:	/S/ELLEN R. GORDON
Ellen R. Gordon
Chairman and Chief
Executive Officer

Date:	May 10, 2019	BY:	/S/G. HOWARD EMBER, JR.
G. Howard Ember, Jr.
Vice President Finance and
Chief Financial Officer