Form 10-Q
period 2019-06-30
TOOTSIE ROLL INDUSTRIES INC
filed 2019-08-08
CIK 98677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (June 30, 2019).

Class	Outstanding

Common Stock, $0.69-4/9 par value	39,233,318
Class B Common Stock, $0.69-4/9 par value	26,301,602

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, par value $0.69-4/9 per share	TR	New York Stock Exchange

TOOTSIE ROLL INDUSTRIES, INC.

JUNE 30, 2019

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See “Forward-Looking Statements” under Part I — Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands) (Unaudited)

	June 30, 2019	December 31, 2018	June 30, 2018

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$57,857	$110,899	$38,334
Restricted cash	385	388	396
Investments	82,703	75,140	65,211
Accounts receivable trade, less allowances of $1,652, $1,820 & $1,819	36,824	49,777	37,222
Other receivables	3,224	2,941	6,420
Inventories:
Finished goods & work-in-process	62,333	32,159	63,548
Raw material & supplies	30,011	22,365	28,029
Income taxes receivable and prepaid	-	-	13,873
Prepaid expenses	7,752	10,377	7,132
Total current assets	281,089	304,046	260,165

PROPERTY, PLANT & EQUIPMENT, at cost:
Land	21,735	21,726	21,945
Buildings	121,841	121,780	118,478
Machinery & equipment	401,153	401,037	380,778
Construction in progress	11,362	3,408	17,726
Operating lease right-of-use assets	1,258	-	-
	557,349	547,951	538,927
Less-accumulated depreciation	370,619	361,850	356,152
Net property, plant and equipment	186,730	186,101	182,775

OTHER ASSETS:
Goodwill	73,237	73,237	73,237
Trademarks	175,024	175,024	175,024
Investments	195,359	170,409	192,181
Split dollar officer life insurance	26,042	26,042	26,042
Prepaid expenses and other assets	10,507	11,980	13,870
Deferred income taxes	536	522	421
Total other assets	480,705	457,214	480,775
Total assets	$948,524	$947,361	$923,715

(The accompanying notes are an integral part of these statements.)

(in thousands except per share data) (Unaudited)

	June 30, 2019	December 31, 2018	June 30, 2018

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$14,326	$11,817	$16,700
Bank loans	686	373	420
Dividends payable	5,901	5,772	5,783
Accrued liabilities	38,077	42,849	37,808
Postretirement health care	580	580	603
Current portion of operating lease liabilities	717	-	-
Total current liabilities	60,287	61,391	61,314

NONCURRENT LIABILITIES:
Deferred income taxes	45,001	43,941	41,241
Postretirement health care	12,030	11,871	13,062
Industrial development bonds	7,500	7,500	7,500
Liability for uncertain tax positions	4,001	3,816	4,902
Non-current portion of operating lease liabilities	541	-	-
Deferred compensation and other liabilities	76,539	68,345	69,665
Total noncurrent liabilities	145,612	135,473	136,370

TOOTSIE ROLL INDUSTRIES, INC. SHAREHOLDERS’ EQUITY:
Common stock, $.69-4/9 par value- 120,000 shares authorized; 39,233, 38,544 & 38,645, respectively, issued	27,245	26,767	26,837
Class B common stock, $.69-4/9 par value- 40,000 shares authorized; 26,302, 25,584 & 25,605, respectively, issued	18,264	17,767	17,781
Capital in excess of par value	710,703	696,535	699,965
Retained earnings	8,121	33,767	7,020
Accumulated other comprehensive loss	(19,537)	(22,222)	(23,501)
Treasury stock (at cost)- 90, 88 & 88 shares, respectively	(1,992)	(1,992)	(1,992)
Total Tootsie Roll Industries, Inc. shareholders’ equity	742,804	750,622	726,110
Noncontrolling interests	(179)	(125)	(79)
Total equity	742,625	750,497	726,031
Total liabilities and shareholders’ equity	$948,524	$947,361	$923,715

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

EARNINGS AND RETAINED EARNINGS

(in thousands except per share amounts) (Unaudited)

	Quarter Ended		Year to Date Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Net product sales	$106,021	$105,623	$207,040	$206,482
Rental and royalty revenue	931	1,186	1,889	2,127
Total revenue	106,952	106,809	208,929	208,609

Product cost of goods sold	65,945	67,481	130,801	133,315
Rental and royalty cost	276	208	531	475
Total costs	66,221	67,689	131,332	133,790

Product gross margin	40,076	38,142	76,239	73,167
Rental and royalty gross margin	655	978	1,358	1,652
Total gross margin	40,731	39,120	77,597	74,819
Selling, marketing and administrative expenses	28,216	28,752	59,324	54,609
Earnings from operations	12,515	10,368	18,273	20,210
Other income (loss), net	3,053	3,363	9,070	3,884
Earnings before income taxes	15,568	13,731	27,343	24,094
Provision for income taxes	4,024	3,261	6,888	5,523
Net earnings	11,544	10,470	20,455	18,571
Less: Net earnings (loss) attributable to noncontrolling interests	(12)	(19)	(56)	(43)
Net earnings attributable to Tootsie Roll Industries, Inc.	$11,556	$10,489	$20,511	$18,614

Net earnings attributable to Tootsie Roll Industries, Inc. per share	$0.18	$0.16	$0.31	$0.28
Dividends per share *	$0.09	$0.09	$0.18	$0.18

Average number of shares outstanding	65,559	66,104	65,722	66,232

Retained earnings at beginning of period	$2,459	$2,306	$33,767	$57,225
Net earnings attributable to Tootsie Roll Industries, Inc.	11,556	10,489	20,511	18,614
Adopted ASU's (See Note 1)	-	-	-	2,726
Cash dividends	(5,894)	(5,775)	(11,651)	(11,396)
Stock dividends	-	-	(34,506)	(60,149)
Retained earnings at end of period	$8,121	$7,020	$8,121	$7,020

*Does not include 3% stock dividend to shareholders of record on 3/5/19 and 3/6/18.

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS

(in thousands except per share amounts) (Unaudited)

	Quarter Ended		Year to Date Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Net earnings	$11,544	$10,470	$20,455	$18,571

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	205	(1,674)	596	(62)

Pension and postretirement reclassification adjustments:
Unrealized gains (losses) for the period on postretirement and pension benefits	-	-	-	-
Less: reclassification adjustment for (gains) losses to net earnings	(380)	(331)	(761)	(662)
Unrealized gains (losses) on postretirement and pension benefits	(380)	(331)	(761)	(662)

Investments:
Unrealized gains (losses) for the period on investments	1,185	(30)	2,652	(1,280)
Less: reclassification adjustment for (gains) losses to net earnings	-	-	-	-
Unrealized gains (losses) on investments	1,185	(30)	2,652	(1,280)

Derivatives:
Unrealized gains (losses) for the period on derivatives	57	(377)	607	(1,849)
Less: reclassification adjustment for (gains) losses to net earnings	162	548	258	835
Unrealized gains (losses) on derivatives	219	171	865	(1,014)

Total other comprehensive income (loss), before tax	1,229	(1,864)	3,352	(3,018)
Income tax benefit (expense) related to items of other comprehensive income	(248)	46	(667)	715
Total comprehensive earnings	12,525	8,652	23,140	16,268
Comprehensive earnings (loss) attributable to noncontrolling interests	(12)	(19)	(56)	(43)
Total comprehensive earnings attributable to Tootsie Roll Industries, Inc.	$12,537	$8,671	$23,196	$16,311

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Year to Date Ended
	June 30, 2019	June 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$20,455	$18,571
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	9,334	9,154
Deferred income taxes	393	(472)
Amortization of marketable security premiums	694	888
Changes in operating assets and liabilities:
Accounts receivable	13,038	10,038
Other receivables	(242)	(1,308)
Inventories	(37,692)	(36,818)
Prepaid expenses and other assets	1,529	6,786
Accounts payable and accrued liabilities	(167)	8
Income taxes payable	2,750	(814)
Postretirement health care benefits	(602)	(586)
Deferred compensation and other liabilities	1,531	948
Net cash from operating activities	11,021	6,395
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,945)	(11,662)
Purchases of trading securities	(2,641)	(3,562)
Sales of trading securities	362	817
Purchase of available for sale securities	(33,558)	(49,742)
Sale and maturity of available for sale securities	12,120	27,057
Net cash used in investing activities	(33,662)	(37,092)
CASH FLOWS FROM FINANCING ACTIVITIES:
Shares purchased and retired	(19,186)	(15,803)
Dividends paid in cash	(11,699)	(11,435)
Proceeds from bank loans	1,911	1,264
Repayment of bank loans	(1,594)	(1,255)
Net cash used in financing activities	(30,568)	(27,229)
Effect of exchange rate changes on cash	164	(64)
Decrease in cash and cash equivalents	(53,045)	(57,990)
Cash, cash equivalents and restricted cash at beginning of year	111,287	96,720
Cash, cash equivalents and restricted cash at end of quarter	$58,242	$38,730
Supplemental cash flow information:
Income taxes paid/(received), net	$4,226	$6,661
Interest paid	$65	$54
Stock dividend issued	$70,557	$60,538

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

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

Results of operations for the period ended June 30, 2019 are not necessarily indicative of results to be expected for the year to end December 31, 2019 because of the seasonal nature of the Company’s operations. Historically, the third quarter has been the Company’s largest sales quarter due to pre-Halloween sales.

Revenue Recognition

The Company’s revenues, primarily net product sales, principally result from the sale of goods, reflect the consideration to which the Company expects to be entitled generally based on customer purchase orders. The Company records revenue based on a five-step model in accordance with Accounting Standards Codification ("ASC") Topic 606 which became effective January, 1, 2018. Adjustments for estimated customer cash discounts upon payment, discounts for price adjustments, product returns, allowances, and certain advertising and promotional costs, including consumer coupons, are variable consideration and are recorded as a reduction of product sales revenue in the same period the related product sales are recorded. Such estimates are calculated using historical averages adjusted for any expected changes due to current business conditions and experience. A net product sale is recorded when the Company delivers the product to the customer, or in certain instances, the customer picks up the goods at the Company’s distribution center, and thereby obtains control of such product. Amounts billed and due from our customers are classified as accounts receivables trade on the balance sheet and require payment on a short-term basis. Accounts receivable are unsecured. Shipping and handling costs of $11,185 and $11,386 in second quarter 2019 and 2018, respectively, and $22,217 and $21,606 in first half 2019 and 2018, respectively, are included in selling, marketing and administrative expenses. A minor amount of royalty income (less than 0.2% of our consolidated net sales) is also recognized from sales-based licensing arrangements, pursuant to which revenue is recognized as the third-party licensee sales occur. Rental income (less than 1% of our consolidated net sales) is not considered revenue from contracts from customers.

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

Recently Adopted Accounting Pronouncements

At the beginning of 2019, the Company adopted Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases (Subtopic 842), which requires lessees to recognize all leases with a term greater than 12 months on the balance sheet as right-of-use assets and lease liabilities. Upon adoption, the impact was the recognition of $1,482 in right-of-use assets and lease liabilities for operating leases. The Company adopted ASU 2016-02 utilizing the current-period adjustment method and did not recast comparative periods upon adoption of the new standard.  In addition, we elected certain practical expedients which permitted us to not reassess whether existing contracts are or contain leases, to not reassess the lease classification of any existing leases, to not reassess initial direct costs for any existing leases, and to not separate lease components for all classes of underlying assets.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

Note 2 — Average Shares Outstanding

The average number of shares outstanding for six months 2019 reflects aggregate stock purchases of 510 shares for $19,186 and a 3% stock dividend of 1,914 shares distributed on April 5, 2019. The average number of shares outstanding for six months 2018 reflects aggregate stock purchases of 472 shares for $15,803 and a 3% stock dividend of 1,869 shares distributed on April 6, 2018.

Note 3 — Income Taxes

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company remains subject to examination by U.S. federal and state and foreign tax authorities for the years 2015 through 2017. The Company’s consolidated effective income tax rate was 25.8% and 23.7% in second quarter 2019 and 2018, respectively, and 25.2% and 22.9% in first half 2019 and 2018, respectively. The higher tax rates in 2019 principally reflect higher state and foreign income tax expense, including the effects of certain international tax provisions relating to U.S. tax reform legislation that became effective at the beginning of 2018.

NOTE 4—Share Capital and Capital In Excess of Par Value:

							Capital in
			Class B				Excess
	Common Stock		Common Stock		Treasury Stock		of Par
	Shares	Amount	Shares	Amount	Shares	Amount	Value
	(000’s)		(000’s)		(000’s)
Balance at March 31, 2019	39,418	$27,374	26,342	$18,293	90	$(1,992)	$719,212
Issuance of 3% stock dividend	—	—	—	—	—	—	—
Conversion of Class B common shares to common shares	40	29	(40)	(29)	—	—	—
Purchase and retirement of common shares	(225)	(158)	—	—	—	—	(8,509)
Balance at June 30, 2019	39,233	$27,245	26,302	$18,264	90	$(1,992)	$710,703

Balance at March 31, 2018	38,724	$26,891	25,637	$17,804	88	$(1,992)	$703,194
Issuance of 3% stock dividend	—	—	—	—	—	—	—
Conversion of Class B common shares to common shares	32	23	(32)	(23)	—	—	—
Purchase and retirement of common shares	(111)	(77)	-	—	—	—	(3,229)
Balance at June 30, 2018	38,645	$26,837	25,605	$17,781	88	$(1,992)	$699,965

Balance at December 31, 2018	38,544	$26,767	25,584	$17,767	88	$(1,992)	$696,535
Issuance of 3% stock dividend	1,150	798	767	532	2	—	32,999
Conversion of Class B common shares to common shares	49	35	(49)	(35)	—	—	—
Purchase and retirement of common shares	(510)	(355)	—	—	—	—	(18,831)
Balance at June 30, 2019	39,233	$27,245	26,302	$18,264	90	$(1,992)	$710,703

Balance at December 31, 2017	37,960	$26,361	24,891	$17,285	85	$(1,992)	$656,752
Issuance of 3% stock dividend	1,125	781	746	518	3	—	58,689
Conversion of Class B common shares to common shares	32	22	(32)	(22)	—	—	—
Purchase and retirement of common shares	(472)	(327)	—	—	—	—	(15,476)
Balance at June 30, 2018	38,645	$26,837	25,605	$17,781	88	$(1,992)	$699,965

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

As of June 30, 2019, December 31, 2018 and June 30, 2018, the Company held certain financial assets that are required to be measured at fair value on a recurring basis. These included derivative hedging instruments related to the purchase of certain raw materials and foreign currencies, investments in trading securities and available for sale securities. The Company’s available for sale securities principally consist of municipal bonds and variable rate demand notes.

The following table presents information about the Company’s financial assets and liabilities measured at fair value as of June 30, 2019, December 31, 2018 and June 30, 2018 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Estimated Fair Value June 30, 2019
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$57,857	$57,857	$-	$-
Available for sale securities	206,687	3,078	203,609	-
Foreign currency forward contracts	(17)	-	(17)	-
Commodity futures contracts	(112)	(112)	-	-
Trading securities	71,375	71,375	-	-
Total assets measured at fair value	$335,790	$132,198	$203,592	$-

	Estimated Fair Value December 31, 2018
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$110,899	$110,899	$-	$-
Available for sale securities	183,289	3,000	180,289	-
Foreign currency forward contracts	(407)	-	(407)	-
Commodity futures contracts, net	(587)	(587)	-	-
Trading securities	62,260	62,260	-	-
Total assets measured at fair value	$355,454	$175,572	$179,882	$-

	Estimated Fair Value June 30, 2018
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$38,334	$38,334	$-	$-
Available for sale securities	192,392	-	192,392	-
Foreign currency forward contracts	-	-	-	-
Commodity futures contracts	(904)	(904)	-	-
Trading securities	65,000	65,000	-	-
Total assets measured at fair value	$294,822	$102,430	$192,392	$-

The fair value of the Company’s industrial revenue development bonds at June 30, 2019, December 31, 2018 and June 30, 2018 were valued using Level 2 inputs which approximates the carrying value of $7,500 for the respective periods. Interest rates on these bonds are reset weekly based on current market conditions.

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

Changes in the fair value of the Company’s cash flow hedges are recorded in accumulated other comprehensive loss, net of tax, and are reclassified to earnings in the periods in which earnings are affected by the hedged item. Substantially all amounts reported in accumulated other comprehensive loss for commodity derivatives are expected to be reclassified to cost of goods sold. Approximately $191 of this accumulated comprehensive loss is expected to be reclassified as a charge to earnings in 2019 and $(79) of this accumulated comprehensive loss is expected to be reclassified as a gain to earnings in 2020. Approximately $4 and $13 reported in accumulated other comprehensive loss for foreign currency derivatives are expected to be reclassified to other income, net in 2019 and 2020, respectively.

The following table summarizes the Company’s outstanding derivative contracts and their effects on its Condensed Consolidated Statements of Financial Position at June 30, 2019, December 31, 2018 and June 30, 2018:

	June 30, 2019
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$11,050	$-	$(17)
Commodity futures contracts	6,911	120	(232)
Total derivatives		$120	$(249)

	December 31, 2018
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$11,050	$-	$(407)
Commodity futures contracts	9,580	92	(679)
Total derivatives		$92	$(1,086)

	June 30, 2018
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$-	$-	$-
Commodity futures contracts	9,058	11	(915)
Total derivatives		$11	$(915)

The effects of derivative instruments on the Company’s Condensed Consolidated Statements of Earnings and Retained Earnings and the Condensed Consolidated Statements of Comprehensive Earnings for periods ended June 30, 2019 and June 30, 2018 are as follows:

	For Quarter Ended June 30, 2019
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$180	$-	$-
Commodity futures contracts	(123)	(162)	-
Total	$57	$(162)	$-

	For Quarter Ended June 30, 2018
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$-	$20	$-
Commodity futures contracts	(377)	(568)	-
Total	$(377)	$(548)	$-

	For Year to Date Ended June 30, 2019
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$390	$-	$-
Commodity futures contracts	217	(258)	-
Total	$607	$(258)	$-

	For Year to Date Ended June 30, 2018
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$(11)	$67	$-
Commodity futures contracts	(1,838)	(902)	-
Total	$(1,849)	$(835)	$-

Note 7 — Pension Plans

From 2012 to 2014, the Company received periodic notices from the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union Pension Plan (Plan), a multi-employer defined benefit pension plan for certain Company union employees, that the Plan’s actuary certified the Plan to be in “critical status” as defined by the Pension Protection Act (PPA) and the Pension Benefit Guaranty Corporation (PBGC); and that a plan of rehabilitation was adopted by the trustees of the Plan in fourth quarter 2012. Since 2015, the Company has received annual notices that the Plan is in “critical and declining status”, as defined by the PPA and PBGC, and that amendments to the rehabilitation plan were adopted. A designation of “critical and declining status” implies that the Plan is expected to become insolvent in the next 20 years. The Plan’s trustees project that the Plan will be insolvent in 2030.

The Company has been advised that its withdrawal liability would have been $81,600, $82,200 and $72,700 if it had withdrawn from the Plan during 2018, 2017 and 2016, respectively. Should the Company actually withdraw from the Plan at a future date, a withdrawal liability, which could be higher than the above discussed amounts, could be payable to the Plan.

The amended rehabilitation plan requires that employer contributions include 5% compounded annual surcharge increases each year for an unspecified period of time beginning January 2013 (in addition to the 5% interim surcharge initiated in June 2012) as well as certain plan benefit reductions. The Company’s pension expense for this Plan for first half 2019 and 2018 was $1,548 and $1,517, respectively ($2,836 and $2,617 for twelve months 2018 and 2017, respectively). The aforementioned expense includes surcharges of $496 and $434 for first half 2019 and 2018, respectively ($811 and $656 for twelve months 2018 and 2017, respectively), as required under the amended plan of rehabilitation.

The Company is currently unable to determine the ultimate outcome of the above discussed matter and therefore is unable to determine the effects on its consolidated financial statements, but the ultimate outcome or the effects of any modifications to the current rehabilitation plan could be material to its consolidated results of operations or cash flows in one or more future periods.

Note 8 — Accumulated Other Comprehensive Earnings (Loss)

Accumulated Other Comprehensive Earnings (Loss) consists of the following components:

						Accumulated
	Foreign		Foreign		Postretirement	Other
	Currency		Currency	Commodity	and Pension	Comprehensive
	Translation	Investments	Derivatives	Derivatives	Benefits	Earnings (Loss)
Balance at March 31, 2019	$(23,768)	$(404)	$(150)	$(114)	$3,918	$(20,518)
Other comprehensive earnings (loss) before reclassifications	205	898	137	(94)	-	1,146
Reclassifications from accumulated other comprehensive loss	-	-	-	124	(289)	(165)
Other comprehensive earnings (loss) net of tax	205	898	137	30	(289)	981
Balance at June 30, 2019	$(23,563)	$494	$(13)	$(84)	$3,629	$(19,537)

Balance at March 31, 2018	$(22,650)	$(2,005)	$16	$(830)	$3,786	$(21,683)
Other comprehensive earnings (loss) before reclassifications	(1,674)	(22)	(1)	(286)	-	(1,983)
Reclassifications from accumulated other comprehensive loss	-	-	(15)	431	(251)	165
Other comprehensive earnings (loss) net of tax	(1,674)	(22)	(16)	145	(251)	(1,818)
Adoption of ASU 2018-02	-	-	-	-	-	-
Balance at June 30, 2018	$(24,324)	$(2,027)	$-	$(685)	$3,535	$(23,501)

Balance at December 31, 2018	$(24,159)	$(1,516)	$(309)	$(444)	$4,206	$(22,222)
Other comprehensive earnings (loss) before reclassifications	596	2,010	296	164	-	3,066
Reclassifications from accumulated other comprehensive loss	-	-	-	196	(577)	(381)
Other comprehensive earnings (loss) net of tax	596	2,010	296	360	(577)	2,685
Balance at June 30, 2019	$(23,563)	$494	$(13)	$(84)	$3,629	$(19,537)

Balance at December 31, 2017	$(24,262)	$(889)	$51	$20	$3,289	$(21,791)
Other comprehensive earnings (loss) before reclassifications	(62)	(970)	(9)	(1,393)	-	(2,434)
Reclassifications from accumulated other comprehensive loss	-	-	(51)	684	(502)	131
Other comprehensive earnings (loss) net of tax	(62)	(970)	(60)	(709)	(502)	(2,303)
Adoption of ASU 2018-02	-	(168)	9	4	748	593
Balance at June 30, 2018	$(24,324)	$(2,027)	$-	$(685)	$3,535	$(23,501)

The amounts reclassified from accumulated other comprehensive income (loss) consisted of the following:

Details about Accumulated Other	Quarter Ended		Year to Date Ended		Location of (Gain) Loss
Comprehensive Income Components	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018	Recognized in Earnings
Foreign currency derivatives	$-	$(20)	$-	$(67)	Other income, net
Commodity derivatives	162	568	258	902	Product cost of goods sold
Postretirement and pension benefits	(380)	(331)	(761)	(662)	Other income, net
Total before tax	(218)	217	(503)	173
Tax (expense) benefit	53	(52)	122	(42)
Net of tax	$(165)	$165	$(381)	$131

Note 9 — Restricted Cash

Restricted cash comprises certain cash deposits of the Company’s Spanish subsidiary with international banks that are pledged as collateral for letters of credit and bank borrowings.

Note 10 — Bank Loans

Bank loans consist of short term (less than 120 days) borrowings by the Company’s Spanish subsidiary that are held by international banks. The weighted-average interest rate as of June 30, 2019 and 2018 was 3.0% and 2.0%, respectively.

Note 11 — Leases

The Company leases certain buildings, land and equipment that are classified as operating leases. Our leases have remaining lease terms of up to approximately 3 years.  In the second quarter and first half of 2019, our operating lease cost and cash paid for operating lease liabilities totaled $168 and $335, respectively, which is classified in cash flows from operating activities.  As of June 30, 2019, operating lease right-of-use assets and operating lease liabilities were both $1,258. The weighted-average remaining lease term related to our operating leases was 1.9 years as of June 30, 2019. The weighted-average discount rate related to our operating leases was 3.1% as of June 30, 2019. Maturities of our operating lease liabilities at June 30, 2019 are as follows: $319 in 2019, $578 in 2020, $300 in 2021, and $61 in 2022.

The Company, as lessor, rents certain commercial real estate to third party lessees. The cost and accumulated depreciation related to these leased properties were $36,385 and $9,890, respectively, as of June 30, 2019. Terms of such leases, including renewal options, may be extended for up to sixty years, many of which provide for periodic adjustment of rent payments based on changes in consumer or other price indices. The Company recognizes lease income on a straight-line basis over the lease term. Lease income in second quarter and first half 2019 was $751 and $1,500, respectively, and is classified in cash flows from operating activities.

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

Net product sales were $106,021 in second quarter 2019 compared to $105,623 in second quarter 2018, an increase of $398 or 0.4%. First half 2019 net product sales were $207,040 compared to $206,482 in first half 2018, an increase of $558 or 0.3%.  Second quarter and first half 2019 net product sales include increases in domestic sales of approximately 1.6% and 0.8%, respectively. Lower foreign net product sales adversely affected reported consolidated net product sales in both second quarter and first half 2019 compared to the corresponding periods in 2018. Foreign net product sales were unfavorably impacted by the timing of certain sales in the comparative periods as well as a stronger U.S. dollar and the related translation of foreign sales. Second quarter and first half 2019 net product sales also benefited from higher price realization which allowed the Company to recover some product margin decline resulting from increasing input costs.

Product cost of goods sold were $65,945 in second quarter 2019 compared to $67,481 in second quarter 2018, and first half 2019 product cost of goods sold were $130,801 compared to $133,315 in first half 2018. Product cost of goods sold includes $66 and $53 of certain deferred compensation expenses in second quarter 2019 and 2018, respectively, and $246 and $67 of certain deferred compensation expenses in first half 2019 and 2018, respectively. These deferred compensation expenses principally result from the changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Adjusting for the aforementioned, product cost of goods sold decreased from $67,428 in second quarter 2018 to $65,879 in second quarter 2019, a decrease of $1,549 or 2.3%; and decreased from $133,248 in first half 2018 to $130,555 in first half 2019, a decrease of $2,693 or 2.0%. As a percentage of net product sales, adjusted product cost of goods sold was 62.1% and 63.8% in second quarter 2019 and 2018, respectively, a favorable decrease of 1.7 percentage points; and adjusted product cost of goods sold was 63.1% and 64.5% in first half 2019 and 2018, respectively, a favorable decrease of 1.4 percentage points. Higher price realization contributed to the aforementioned favorable decrease in cost of goods sold as a percentage of net product cost in second quarter and first half 2019.

The Company is continuing its investments in its plant manufacturing operations to meet new consumer and customer demands, achieve quality improvements, and increase operational efficiencies. Plant efficiencies driven by capital investments and ongoing cost containment programs contributed to the improved gross profit margins discussed above. The prior year 2018 product cost of goods sold was adversely affected by the implementation and start-up of new manufacturing packaging lines and resulting operational inefficiencies as well as unfavorable experience from certain Company employee benefit self-insurance programs.

Selling, marketing and administrative expenses were $28,216 in second quarter 2019 compared to $28,752 in second quarter 2018, and first half 2019 selling, marketing and administrative expenses were $59,324 compared to $54,609 in first half 2018. Selling, marketing and administrative expenses include $1,767 and $1,551 of certain deferred compensation expenses in second quarter 2019 and 2018, respectively, and $6,590 and $1,948 of certain deferred compensation expenses in first half 2019 and 2018, respectively. As discussed above, these expenses principally result from changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years, and are not reflective of current operating results. Adjusting for the aforementioned deferred compensation expenses, selling, marketing and administrative expenses decreased from $27,201 in second quarter 2018 to $26,449 in second quarter 2019, a decrease of $752 or 2.8%; and selling, marketing and administrative expenses increased from $52,661 in first half 2018 to $52,734 in first half 2019, an increase of $73 or 0.1%. As a percentage of net product sales, adjusted selling, marketing and administrative expenses decreased from 25.8% in second quarter 2018 to 25.0% in second quarter 2019, a favorable decrease of 0.8 percentage points as a percent of net sales, and selling, marketing and administrative expenses were 25.5% in both first half 2018 and 2019 as a percent of net sales. The decrease in adjusted selling, marketing and administrative expenses in second quarter 2019 principally reflects decreases in customer freight, delivery and warehousing, and legal and professional fees in the second quarter 2019, compared to second quarter 2018.

Selling, marketing and administrative expenses include $11,185 and $11,386 for customer freight, delivery and warehousing expenses in second quarter 2019 and 2018, respectively, a decrease of $201 or 1.8%. These expenses were $22,217 and $21,606 in first half 2019 and 2018, respectively, an increase of $611 or 2.8%. These expenses were 10.5% and 10.8% of net product sales in second quarter 2019 and 2018, respectively, and were 10.7% and 10.5% of net product sales in first half 2019 and 2018, respectively. Although freight and delivery expenses remain elevated compared to historical levels, we experienced some moderation and declines in customer freight and delivery rates in second quarter 2019 compared to second quarter 2018.

Earnings from operations were $12,515 in second quarter 2019 compared to $10,368 in second quarter 2018, and were $18,273 in first half 2019 compared to $20,210 in first half 2018. Earnings from operations include $1,833 and $1,604 of certain deferred compensation expenses in second quarter 2019 and 2018; respectively, and include $6,836 and $2,015 of certain deferred compensation expenses in first half 2019 and 2018, respectively, which are discussed above. Adjusting for these deferred compensation costs and expenses, earnings from operations were $14,348 and $11,972 in second quarter 2019 and 2018, respectively, an increase of $2,376 or 19.8%; and adjusted operating earnings were $25,109 and $22,225 in first half 2019 and 2018, respectively, an increase of $2,884 or 13.0%. As a percentage of net product sales, these adjusted operating earnings were 13.5% and 11.3% in second quarter 2019 and 2018, respectively, a favorable increase of 2.2 percentage points as a percentage of net product sales; and as a percentage of net product sales, these adjusted operating earnings were 12.1% and 10.8% in first half 2019 and 2018, respectively, a favorable increase of 1.3 percentage points as a percentage of net product sales. The improvement in adjusted earnings from operations principally reflects the benefits of higher price realization as well as the reduction and containment of certain costs and expense as discussed above.

Management believes the comparisons presented in the preceding paragraphs, after adjusting for changes in deferred compensation, are more reflective of the underlying operations of the Company.

Other income, net was $3,053 in second quarter 2019 compared to $3,363 in second quarter 2018, an unfavorable decrease of $310; and other income, net, was $9,070 in first half 2019 compared to $3,884 in first half 2018, a favorable increase of $5,186. Other income, net for second quarter 2019 and 2018 includes net gains and investment income of $1,833 and $1,604, respectively, on trading securities which provide an economic hedge of the Company’s deferred compensation liabilities; and other income, net for first half 2019 and 2018 includes net gains and investment income of $6,836 and $2,015, respectively, on trading securities. These changes in trading securities were substantially offset by a like amount of deferred compensation expense included in product cost of goods sold and selling, marketing, and administrative expenses in the respective periods as discussed above. Other income, net for second quarter 2019 and 2018 includes investment income on available for sale securities of $1,109 and $873 in 2019 and 2018, respectively; and other income, net for first half 2019 and 2018 includes investment income on available for sale securities of $2,181 and $1,720 in 2019 and 2018, respectively. Other income, net also includes gains (losses) on foreign exchange of $(211) and $627 in second quarter 2019 and 2018, respectively, and $(446) and $(277) in first half 2019 and 2018, respectively.

The consolidated effective tax rates were 25.8% and 23.7% in second quarter 2019 and 2018, respectively, and 25.2% and 22.9% in first half 2019 and 2018, respectively. These higher tax rates in 2019 principally reflect higher state and foreign income tax expense, including the effects of certain international tax provisions relating to U.S. tax reform legislation that became effective at the beginning of 2018.

Net earnings attributable to Tootsie Roll Industries, Inc. were $11,556 (after $12 net loss attributed to non-controlling interests) in second quarter 2019 compared to $10,489 (after $19 net loss attributed to non-controlling interests) in second quarter 2018, and earnings per share were $0.18 and $0.16 in second quarter 2019 and 2018, respectively, an increase of $0.02 per share, or 12.5%. First half 2019 net earnings attributable to Tootsie Roll Industries, Inc. were $20,511 (after $56 net loss attributed to non-controlling interests) compared to first half 2018 net earnings of $18,614 (after $43 net loss attributed to non-controlling interests), and net earnings per share were $0.31 and $0.28 in first half 2019 and first half 2018, respectively, an increase of $0.03 per share or 10.7%. Earnings per share attributable to Tootsie Roll Industries, Inc. for second quarter and first half 2019 did benefit from the reduction in average shares outstanding resulting from purchases in the open market by the Company of its common stock. Average shares outstanding decreased from 66,104 in second quarter 2018 to 65,559 in second quarter 2019, and from 66,232 in first half 2018 to 65,722 in first half 2019.

Goodwill and intangibles are assessed annually as of December 31 or whenever events or circumstances indicate that the carrying values may not be recoverable from future cash flows. The Company has not identified any triggering events, as defined, or other adverse information that would indicate a material impairment of its goodwill or intangibles in first half 2019. There were also no impairments in the comparative first half 2018 period or in calendar year 2018.

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

From 2012 to 2014, the Company received periodic annual notices from the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union Pension Plan (Plan), a multi-employer defined benefit pension plan for certain Company union employees, that the Plan’s actuary certified the Plan to be in “critical status”, as defined by the Pension Protection Act (PPA) and the Pension Benefit Guaranty Corporation (PBGC) and that plans of rehabilitation were adopted by the trustees of the Plan during these years. In 2015, the Plan’s status was changed to “critical and declining status”, as defined by the PPA and PBGC, for the plan year beginning January 1, 2015. A designation of “critical and declining status” implies that the Plan is expected to become insolvent in the next 20 years, and the Plan is projected to become insolent in 2030. During second quarter 2019, the Company received updated notices that the Plan remains in “critical and declining status for the plan year beginning January 1, 2019. These new notices also advised that the Plan trustees were considering the reduction or elimination of certain retirement benefits and may seek assistance from the PBGC. Plans in “critical and declining status” may elect to suspend (temporarily or permanently) some benefits payable to all categories of participants, including retired participants, except retirees that are disabled or over the age of 80. Suspensions must be equally distributed and cannot drop below 110% of what would otherwise be guaranteed by the PBGC.

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

The Company’s current labor contract requires the Company’s continued participation in this Plan through September 2022. The amended rehabilitation plan requires that employer contributions include 5% compounded annual surcharge increases each year for an unspecified period of time beginning in 2012 as well as certain plan benefit reductions. The Company’s pension expense for this Plan for first half 2019 and 2018 was $1,548 and $1,517, respectively, which includes surcharges of $496 and $434, respectively.

The U.S. Congress has continued to explore and discuss various solutions, including financial assistance, for multi-employer pension plans (HR 397, the Butch Lewis Act). The Company is currently unable to determine the ultimate outcome of the above discussed multi-employer union pension matter and therefore is unable to determine the effects on its consolidated financial statements, but the ultimate outcome could be material to its consolidated results of operations or cash flows in one or more future periods. See also the Company’s Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2018 Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows provided by operating activities were $11,021 and $6,395 in first half 2019 and 2018, respectively, a favorable increase of $4,626. The increase in first half 2019 cash flows from operating activities principally reflects higher net earnings in first half 2019, the timing of sales and collections of accounts receivable and the timing of payments relating to income taxes payable, prepaid expenses and other assets.

Net cash used in investing activities was $33,662 in first half 2019 compared to $37,092 in first half 2018. Cash flows from investing activities reflect $33,558 and $49,742 of purchases of available for sale securities during first half 2019 and 2018, respectively, and $12,120 and $27,057 of sales and maturities of available for sale securities during first half 2019 and 2018, respectively. First half 2019 and 2018 investing activities include capital expenditures of $9,945 and $11,662, respectively. All capital expenditures in 2019 are expected to be funded from the Company’s cash flow from operations and internal sources. The increase in capital expenditures in the prior year’s first half 2018 reflects the purchase of new packaging lines at several manufacturing plants. In addition, Company management has committed approximately $16,000 to a manufacturing plant rehabilitation upgrade and expansion of one of its manufacturing facilities in the U.S. Management expects the projected cash outlays for this project to be approximately $4,000 in 2019, $9,000 in 2020 and $3,000 in 2021.

The Company’s consolidated financial statements include bank borrowings of $686 and $420 at June 30, 2019 and 2018, respectively, all of which relates to its Spanish subsidiary. The Company had no other outstanding bank borrowings at June 30, 2019.

Financing activities include Company common stock purchases and retirements of $19,186 and $15,803 in first half 2019 and 2018, respectively. Cash dividends of $11,699 and $11,435 were paid in first half 2019 and 2018, respectively.

The Company’s current ratio (current assets divided by current liabilities) was 4.7 to 1 at June 30, 2019 compared to 5.0 to 1 at December 31, 2018 and 4.2 to 1 at June 30, 2018. Net working capital was $220,802 at June 30, 2019 compared to $242,655 and $198,851 at December 31, 2018 and June 30, 2018, respectively. The aforementioned net working capital amounts are principally reflected in aggregate cash and cash equivalents and short-term investments of $140,560 at June 30, 2019 compared to $186,039 and $103,545 at December 31, 2018 and June 30, 2018, respectively. In addition, long term investments, principally debt securities comprising corporate and municipal bonds were $195,359 at June 30, 2019, as compared to $170,409 and $192,181 at December 31, 2018 and June 30,

2018, respectively. Aggregate cash and cash equivalents and short and long-term investments were $335,919, $356,448, and $295,726, at June 30, 2019, December 31, 2018 and June 30, 2018, respectively. The aforementioned includes $71,375, $62,260, and $65,000 at June 30, 2019, December 31, 2018 and June 30, 2018, respectively, relating to trading securities which are used as an economic hedge for the Company’s deferred compensation liabilities. Investments in corporate and municipal bonds, variable rate demand notes, and other debt securities that matured during first half 2019 and 2018 were generally used to purchase the Company’s common stock or were replaced with debt securities of similar maturities.

The Company periodically contributes to a VEBA trust, managed and controlled by the Company, to fund the estimated future costs of certain employee health, welfare and other benefits. The Company is currently using these VEBA funds to pay the actual cost of such benefits through most of 2022. The VEBA trust held $14,674, $15,921 and $17,825 of aggregate cash and cash equivalents at June 30, 2019, December 31, 2018 and June 30, 2018, respectively. This asset value is included in prepaid expenses and long-term other assets in the Company’s Consolidated Statement of Financial Position. These assets are categorized as Level 1 within the fair value hierarchy.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, the Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2019 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information on legal proceedings is included in Note 12 to the Condensed Consolidated Financial Statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the Company’s purchases of its common stock during the quarter ended June 30, 2019:

				Approximate Dollar
	(a) Total		Shares	Value of Shares that
	Number of	(b) Average	Purchased as Part of	May Yet Be Purchased
	Shares	Price Paid per	Publicly Announced Plans	Under the Plans
Period	Purchased	Share	Or Programs	or Programs

Apr 1 to Apr 30	75,714	$37.81	Not Applicable	Not Applicable

May 1 to May 31	68,955	39.43	Not Applicable	Not Applicable

Jun 1 to Jun 30	80,686	38.12	Not Applicable	Not Applicable

Total	225,355	$38.42	Not Applicable	Not Applicable

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

ITEM 6. EXHIBITS

Exhibits 31.1 — Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibits 31.2 — Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32 — Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS - XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

TOOTSIE ROLL INDUSTRIES, INC.

Date:	August 8, 2019	BY:	/S/ELLEN R. GORDON
Ellen R. Gordon
Chairman and Chief
Executive Officer

Date:	August 8, 2019	BY:	/S/G. HOWARD EMBER, JR.
G. Howard Ember, Jr.
Vice President Finance and
Chief Financial Officer