Form 10-Q
period 2019-09-30
TOOTSIE ROLL INDUSTRIES INC
filed 2019-11-08
CIK 98677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (September 30, 2019).

Class	Outstanding

Common Stock, $0.69-4/9 par value	39,019,205
Class B Common Stock, $0.69-4/9 par value	26,299,531

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, par value $0.69-4/9 per share	TR	New York Stock Exchange

TOOTSIE ROLL INDUSTRIES, INC.

SEPTEMBER 30, 2019

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See “Forward-Looking Statements” under Part I — Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands) (Unaudited)

	September 30, 2019	December 31, 2018	September 30, 2018

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$87,400	$110,899	$64,333
Restricted cash	369	388	393
Investments	76,766	75,140	68,373
Accounts receivable trade, less allowances of $2,728, $1,820 and $2,873	88,241	49,777	93,616
Other receivables	3,616	2,941	5,802
Inventories:
Finished goods and work-in-process	41,627	32,159	37,148
Raw materials and supplies	28,783	22,365	26,172
Prepaid expenses	5,504	10,377	6,439
Total current assets	332,306	304,046	302,276

PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	21,712	21,726	21,968
Buildings	121,802	121,780	118,581
Machinery and equipment	400,885	401,037	381,522
Construction in progress	15,497	3,408	21,106
Operating lease right-of-use assets	1,770	-	-
	561,666	547,951	543,177
Less - accumulated depreciation	374,924	361,850	361,079
Net property, plant and equipment	186,742	186,101	182,098

OTHER ASSETS:
Goodwill	73,237	73,237	73,237
Trademarks	175,024	175,024	175,024
Investments	178,808	170,409	188,393
Split dollar officer life insurance	26,042	26,042	26,042
Prepaid expenses and other assets	9,411	11,980	13,249
Deferred income taxes	522	522	445
Total other assets	463,044	457,214	476,390
Total assets	$982,092	$947,361	$960,764

(The accompanying notes are an integral part of these statements.)

(in thousands except per share data) (Unaudited)

	September 30, 2019	December 31, 2018	September 30, 2018

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$18,020	$11,817	$18,637
Bank loans	768	373	190
Dividends payable	5,876	5,772	5,777
Accrued liabilities	44,982	42,849	45,787
Postretirement health care benefits	580	580	603
Operating lease liabilities	1,061	-	-
Income taxes payable	6,122	-	3,516
Total current liabilities	77,409	61,391	74,510

NONCURRENT LIABILITIES:
Deferred income taxes	44,867	43,941	41,382
Postretirement health care benefits	12,129	11,871	13,167
Industrial development bonds	7,500	7,500	7,500
Liability for uncertain tax positions	3,537	3,816	4,148
Operating lease liabilities	709	-	-
Deferred compensation and other liabilities	77,801	68,345	73,321
Total noncurrent liabilities	146,543	135,473	139,518

TOOTSIE ROLL INDUSTRIES, INC. SHAREHOLDERS’ EQUITY:
Common stock, $.69-4/9 par value - 120,000 shares authorized; 39,019, 38,544 and 38,621, respectively, issued	27,096	26,767	26,820
Class B common stock, $.69-4/9 par value - 40,000 shares authorized; 26,300, 25,584 and 25,599, respectively, issued	18,264	17,767	17,777
Capital in excess of par value	702,806	696,535	699,140
Retained earnings	32,107	33,767	27,356
Accumulated other comprehensive loss	(19,952)	(22,222)	(22,261)
Treasury stock (at cost) - 90, 88 and 88 shares, respectively	(1,992)	(1,992)	(1,992)
Total Tootsie Roll Industries, Inc. shareholders’ equity	758,329	750,622	746,840
Noncontrolling interests	(189)	(125)	(104)
Total equity	758,140	750,497	746,736
Total liabilities and shareholders’ equity	$982,092	$947,361	$960,764

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

EARNINGS AND RETAINED EARNINGS

(in thousands except per share amounts) (Unaudited)

	Quarter Ended		Year to Date Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Net product sales	$181,913	$181,505	$388,953	$387,987
Rental and royalty revenue	811	798	2,700	2,925
Total revenue	182,724	182,303	391,653	390,912
Product cost of goods sold	112,867	115,246	243,668	248,561
Rental and royalty cost	241	211	772	686
Total costs	113,108	115,457	244,440	249,247
Product gross margin	69,046	66,259	145,285	139,426
Rental and royalty gross margin	570	587	1,928	2,239
Total gross margin	69,616	66,846	147,213	141,665
Selling, marketing and administrative expenses	33,578	36,620	92,902	91,229
Earnings from operations	36,038	30,226	54,311	50,436
Other income (loss), net	1,846	2,987	10,916	6,871
Earnings before income taxes	37,884	33,213	65,227	57,307
Provision for income taxes	8,038	7,134	14,926	12,657
Net earnings	29,846	26,079	50,301	44,650
Less: net earnings (loss) attributable to noncontrolling interests	(8)	(25)	(64)	(68)
Net earnings attributable to Tootsie Roll Industries, Inc.	$29,854	$26,104	$50,365	$44,718

Net earnings attributable to Tootsie Roll Industries, Inc. per share	$0.46	$0.40	$0.77	$0.68
Dividends per share *	$0.09	$0.09	$0.27	$0.27

Average number of shares outstanding	65,344	66,069	65,598	66,182

Retained earnings at beginning of period	$8,121	$7,020	$33,767	$57,225
Net earnings attributable to Tootsie Roll Industries, Inc.	29,854	26,104	50,365	44,718
Adoption of ASU 2014-09 and 2018-02	-	-	-	2,726
Cash dividends	(5,868)	(5,768)	(17,519)	(17,164)
Stock dividends	-	-	(34,506)	(60,149)
Retained earnings at end of period	$32,107	$27,356	$32,107	$27,356

*Does not include 3% stock dividend to shareholders of record on 3/5/19 and 3/6/18.

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS

(in thousands except per share amounts) (Unaudited)

	Quarter Ended		Year to Date Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Net earnings	$29,846	$26,079	$50,301	$44,650

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(353)	1,164	243	1,102

Pension and postretirement reclassification adjustments:
Unrealized gains (losses) for the period on postretirement and pension benefits	-	-	-	-
Less: reclassification adjustment for (gains) losses to net earnings	(380)	(331)	(1,141)	(993)
Unrealized gains (losses) on postretirement and pension benefits	(380)	(331)	(1,141)	(993)

Investments:
Unrealized gains (losses) for the period on investments	364	209	3,016	(1,071)
Less: reclassification adjustment for (gains) losses to net earnings	34	-	34	-
Unrealized gains (losses) on investments	398	209	3,050	(1,071)

Derivatives:
Unrealized gains (losses) for the period on derivatives	(492)	(573)	115	(2,422)
Less: reclassification adjustment for (gains) losses to net earnings	390	795	648	1,630
Unrealized gains (losses) on derivatives	(102)	222	763	(792)

Total other comprehensive income (loss), before tax	(437)	1,264	2,915	(1,754)
Income tax benefit (expense) related to items of other comprehensive income	22	(24)	(645)	691
Total comprehensive earnings	29,431	27,319	52,571	43,587
Comprehensive earnings (loss) attributable to noncontrolling interests	(8)	(25)	(64)	(68)
Total comprehensive earnings attributable to Tootsie Roll Industries, Inc.	$29,439	$27,344	$52,635	$43,655

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Year to Date Ended
	September 30, 2019	September 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$50,301	$44,650
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation	14,112	13,933
Deferred income taxes	279	(443)
Amortization of marketable security premiums	976	1,351
Changes in operating assets and liabilities:
Accounts receivable	(38,516)	(45,881)
Other receivables	(702)	(649)
Inventories	(15,867)	(8,333)
Prepaid expenses and other assets	3,384	8,268
Accounts payable and accrued liabilities	10,635	10,932
Income taxes payable	9,863	15,821
Postretirement health care benefits	(883)	(720)
Deferred compensation and other liabilities	2,594	2,051
Net cash provided by operating activities	36,176	40,980
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(14,151)	(16,812)
Purchases of trading securities	(2,835)	(3,807)
Sales of trading securities	362	817
Purchase of available for sale securities	(49,999)	(65,098)
Sale and maturity of available for sale securities	51,580	45,379
Net cash used in investing activities	(15,043)	(39,521)
CASH FLOWS FROM FINANCING ACTIVITIES:
Shares purchased and retired	(27,232)	(16,650)
Dividends paid in cash	(17,592)	(17,208)
Proceeds from bank loans	2,662	1,264
Repayment of bank loans	(2,233)	(1,506)
Net cash used in financing activities	(44,395)	(34,100)
Effect of exchange rate changes on cash	(256)	647
Decrease in cash and cash equivalents	(23,518)	(31,994)
Cash, cash equivalents and restricted cash at beginning of year	111,287	96,720
Cash, cash equivalents and restricted cash at end of quarter	$87,769	$64,726
Supplemental cash flow information:
Income taxes paid/(received), net	$5,182	$(2,811)
Interest paid	$95	$81
Stock dividend issued	$70,557	$60,538

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

Results of operations for the period ended September 30, 2019 are not necessarily indicative of results to be expected for the year to end December 31, 2019 because of the seasonal nature of the Company’s operations. Historically, the third quarter has been the Company’s largest sales quarter due to pre-Halloween sales.

Revenue Recognition

The Company’s revenues, primarily net product sales, principally result from the sale of goods, reflect the consideration to which the Company expects to be entitled generally based on customer purchase orders. The Company records revenue based on a five-step model in accordance with Accounting Standards Codification ("ASC") Topic 606 which became effective January, 1, 2018. Adjustments for estimated customer cash discounts upon payment, discounts for price adjustments, product returns, allowances, and certain advertising and promotional costs, including consumer coupons, are variable consideration and are recorded as a reduction of product sales revenue in the same period the related product sales are recorded. Such estimates are calculated using historical averages adjusted for any expected changes due to current business conditions and experience. A net product sale is recorded when the Company delivers the product to the customer, or in certain instances, the customer picks up the goods at the Company’s distribution center, and thereby obtains control of such product. Amounts billed and due from our customers are classified as accounts receivable trade on the balance sheet and require payment on a short-term basis. Accounts receivable trade are unsecured. Shipping and handling costs of $14,536 and $14,698 in third quarter 2019 and 2018, respectively, and $36,753 and $36,304 in nine months 2019 and 2018, respectively, are included in selling, marketing and administrative expenses. A minor amount of royalty income (less than 0.2% of our consolidated net sales) is also recognized from sales-based licensing arrangements, pursuant to which revenue is recognized as the third-party licensee sales occur. Rental income (less than 1% of our consolidated net sales) is not considered revenue from contracts from customers.

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

Note 2 — Average Shares Outstanding

The average number of shares outstanding for nine months 2019 reflects aggregate stock purchases of 726 shares for $27,232 and a 3% stock dividend of 1,914 shares distributed on April 5, 2019. The average number of shares outstanding for nine months 2018 reflects aggregate stock purchases of 502 shares for $16,650 and a 3% stock dividend of 1,869 shares distributed on April 6, 2018.

Note 3 — Income Taxes

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company remains subject to examination by U.S. federal and state and foreign tax authorities for the years 2015 through 2017. The Company’s consolidated effective income tax rate was 21.2% and 21.5% in third quarter 2019 and 2018, respectively, and 22.9% and 22.1% in nine months 2019 and 2018, respectively. The higher tax rate in nine months 2019 principally reflects higher state income tax expense.

NOTE 4—Share Capital and Capital In Excess of Par Value:

							Capital in
			Class B				Excess
	Common Stock		Common Stock		Treasury Stock		of Par
	Shares	Amount	Shares	Amount	Shares	Amount	Value
	(000’s)		(000’s)		(000’s)
Balance at June 30, 2019	39,233	$27,245	26,302	$18,264	90	$(1,992)	$710,703
Issuance of 3% stock dividend	—	—	—	—	—	—	—
Conversion of Class B common shares to common shares	2	—	(2)	—	—	—	—
Purchase and retirement of common shares and other	(216)	(149)	—	—	—	—	(7,897)
Balance at September 30, 2019	39,019	$27,096	26,300	$18,264	90	$(1,992)	$702,806

Balance at June 30, 2018	38,645	$26,837	25,605	$17,781	88	$(1,992)	$699,965
Issuance of 3% stock dividend	—	—	—	—	—	—	—
Conversion of Class B common shares to common shares	6	5	(6)	(5)	—	—	—
Purchase and retirement of common shares and other	(30)	(22)	-	1	—	—	(825)
Balance at September 30, 2018	38,621	$26,820	25,599	$17,777	88	$(1,992)	$699,140

Balance at December 31, 2018	38,544	$26,767	25,584	$17,767	88	$(1,992)	$696,535
Issuance of 3% stock dividend	1,150	798	767	532	2	—	32,999
Conversion of Class B common shares to common shares	51	35	(51)	(35)	—	—	—
Purchase and retirement of common shares and other	(726)	(504)	—	—	—	—	(26,728)
Balance at September 30, 2019	39,019	$27,096	26,300	$18,264	90	$(1,992)	$702,806

Balance at December 31, 2017	37,960	$26,361	24,891	$17,285	85	$(1,992)	$656,752
Issuance of 3% stock dividend	1,125	781	746	519	3	—	58,689
Conversion of Class B common shares to common shares	38	27	(38)	(27)	—	—	—
Purchase and retirement of common shares and other	(502)	(349)	—	—	—	—	(16,301)
Balance at September 30, 2018	38,621	$26,820	25,599	$17,777	88	$(1,992)	$699,140

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

As of September 30, 2019, December 31, 2018 and September 30, 2018, the Company held certain financial assets that are required to be measured at fair value on a recurring basis. These included derivative hedging instruments related to the purchase of certain raw materials and foreign currencies, investments in trading securities and available for sale securities. The Company’s available for sale securities principally consist of municipal bonds and variable rate demand notes.

The following table presents information about the Company’s financial assets and liabilities measured at fair value as of September 30, 2019, December 31, 2018 and September 30, 2018 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Estimated Fair Value September 30, 2019
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$87,400	$87,400	$-	$-
Available for sale securities	183,784	3,584	180,200	-
Foreign currency forward contracts	(122)	-	(122)	-
Commodity futures contracts	(108)	(108)	-	-
Trading securities	71,790	71,790	-	-
Total assets measured at fair value	$342,744	$162,666	$180,078	$-

	Estimated Fair Value December 31, 2018
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$110,899	$110,899	$-	$-
Available for sale securities	183,289	3,000	180,289	-
Foreign currency forward contracts	(407)	-	(407)	-
Commodity futures contracts, net	(587)	(587)	-	-
Trading securities	62,260	62,260	-	-
Total assets measured at fair value	$355,454	$175,572	$179,882	$-

	Estimated Fair Value September 30, 2018
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$64,333	$64,333	$-	$-
Available for sale securities	189,172	732	188,440	-
Foreign currency forward contracts	177	-	177	-
Commodity futures contracts	(859)	(859)	-	-
Trading securities	67,594	67,594	-	-
Total assets measured at fair value	$320,417	$131,800	$188,617	$-

The fair value of the Company’s industrial revenue development bonds at September 30, 2019, December 31, 2018 and September 30, 2018 were valued using Level 2 inputs which approximates the carrying value of $7,500 for the respective periods. Interest rates on these bonds are reset weekly based on current market conditions.

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

Changes in the fair value of the Company’s cash flow hedges are recorded in accumulated other comprehensive loss, net of tax, and are reclassified to earnings in the periods in which earnings are affected by the hedged item. Substantially all amounts reported in accumulated other comprehensive loss for commodity derivatives are expected to be reclassified to cost of goods sold. Approximately $108 of this accumulated comprehensive loss is expected to be reclassified as a charge to earnings in 2020. Approximately $38 and $84 reported in accumulated other comprehensive loss for foreign currency derivatives are expected to be reclassified to other income, net in 2019 and 2020, respectively.

The following table summarizes the Company’s outstanding derivative contracts and their effects on its Condensed Consolidated Statements of Financial Position at September 30, 2019, December 31, 2018 and September 30, 2018:

	September 30, 2019
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$8,294	$-	$(122)
Commodity futures contracts	4,726	26	(134)
Total derivatives		$26	$(256)

	December 31, 2018
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$11,050	$-	$(407)
Commodity futures contracts	9,580	92	(679)
Total derivatives		$92	$(1,086)

	September 30, 2018
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$11,050	$177	$-
Commodity futures contracts	8,285	3	(862)
Total derivatives		$180	$(862)

The effects of derivative instruments on the Company’s Condensed Consolidated Statements of Earnings and Retained Earnings and the Condensed Consolidated Statements of Comprehensive Earnings for periods ended September 30, 2019 and September 30, 2018 are as follows:

	For Quarter Ended September 30, 2019
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$(138)	$(33)	$-
Commodity futures contracts	(354)	(357)	-
Total	$(492)	$(390)	$-

	For Quarter Ended September 30, 2018
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$177	$-	$-
Commodity futures contracts	(750)	(795)	-
Total	$(573)	$(795)	$-

	For Year to Date Ended September 30, 2019
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$252	$(33)	$-
Commodity futures contracts	(137)	(615)	-
Total	$115	$(648)	$-

	For Year to Date Ended September 30, 2018
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$166	$67	$-
Commodity futures contracts	(2,588)	(1,697)	-
Total	$(2,422)	$(1,630)	$-

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

The Company has been advised that its withdrawal liability would have been $81,600, $82,200 and $72,700 if it had withdrawn from the Plan during 2018, 2017 and 2016, respectively. Subsequent to September 30, 2019, the Company requested and was advised by the Plan that its withdrawal liability would be $99,800 if it withdrew from the Plan during 2019. Should the Company actually withdraw from the Plan at a future date, a withdrawal liability, which could be higher than the above discussed amounts, could be payable to the Plan.

The amended rehabilitation plan requires that employer contributions include 5% compounded annual surcharge increases each year for an unspecified period of time beginning January 2013 (in addition to the 5% interim surcharge initiated in June 2012) as well as certain plan benefit reductions. The Company’s pension expense for this Plan for nine months 2019 and 2018 was $2,307 and $2,201, respectively ($2,836 and $2,617 for twelve months 2018 and 2017, respectively). The aforementioned expense includes surcharges of $738 and $630 for nine months 2019 and 2018, respectively ($811 and $656 for twelve months 2018 and 2017, respectively), as required under the amended plan of rehabilitation.

The Company is currently unable to determine the ultimate outcome of the above discussed matter and therefore is unable to determine the effects on its consolidated financial statements, but the ultimate outcome or the effects of any modifications to the current amended rehabilitation plan could be material to its consolidated results of operations or cash flows in one or more future periods.

Note 8 — Accumulated Other Comprehensive Earnings (Loss)

Accumulated Other Comprehensive Earnings (Loss) consists of the following components:

						Accumulated
	Foreign		Foreign		Postretirement	Other
	Currency		Currency	Commodity	and Pension	Comprehensive
	Translation	Investments	Derivatives	Derivatives	Benefits	Earnings (Loss)
Balance at June 30, 2019	$(23,563)	$494	$(13)	$(84)	$3,629	$(19,537)
Other comprehensive earnings (loss) before reclassifications	(353)	278	(105)	(268)	-	(448)
Reclassifications from accumulated other comprehensive loss	-	26	25	270	(288)	33
Other comprehensive earnings (loss) net of tax	(353)	304	(80)	2	(288)	(415)
Balance at September 30, 2019	$(23,916)	$798	$(93)	$(82)	$3,341	$(19,952)

Balance at June 30, 2018	$(24,324)	$(2,027)	$-	$(685)	$3,535	$(23,501)
Other comprehensive earnings (loss) before reclassifications	1,164	158	134	(568)	-	888
Reclassifications from accumulated other comprehensive loss	-	-	-	602	(250)	352
Other comprehensive earnings (loss) net of tax	1,164	158	134	34	(250)	1,240
Adoption of ASU 2018-02	-	-	-	-	-	-
Balance at September 30, 2018	$(23,160)	$(1,869)	$134	$(651)	$3,285	$(22,261)

Balance at December 31, 2018	$(24,159)	$(1,516)	$(309)	$(444)	$4,206	$(22,222)
Other comprehensive earnings (loss) before reclassifications	243	2,288	191	(104)	-	2,618
Reclassifications from accumulated other comprehensive loss	-	26	25	466	(865)	(348)
Other comprehensive earnings (loss) net of tax	243	2,314	216	362	(865)	2,270
Balance at September 30, 2019	$(23,916)	$798	$(93)	$(82)	$3,341	$(19,952)

Balance at December 31, 2017	$(24,262)	$(889)	$51	$20	$3,289	$(21,791)
Other comprehensive earnings (loss) before reclassifications	1,102	(812)	125	(1,961)	-	(1,546)
Reclassifications from accumulated other comprehensive loss	-	-	(51)	1,286	(752)	483
Other comprehensive earnings (loss) net of tax	1,102	(812)	74	(675)	(752)	(1,063)
Adoption of ASU 2018-02	-	(168)	9	4	748	593
Balance at September 30, 2018	$(23,160)	$(1,869)	$134	$(651)	$3,285	$(22,261)

The amounts reclassified from accumulated other comprehensive income (loss) consisted of the following:

Details about Accumulated Other	Quarter Ended		Year to Date Ended		Location of (Gain) Loss
Comprehensive Income Components	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018	Recognized in Earnings
Investments	$34	$-	$34	$-	Other income, net
Foreign currency derivatives	33	-	33	(67)	Other income, net
Commodity derivatives	357	795	615	1,697	Product cost of goods sold
Postretirement and pension benefits	(380)	(331)	(1,141)	(993)	Other income, net
Total before tax	44	464	(459)	637
Tax (expense) benefit	(11)	(112)	111	(154)
Net of tax	$33	$352	$(348)	$483

Note 9 — Restricted Cash

Restricted cash comprises certain cash deposits of the Company’s Spanish subsidiary with international banks that are pledged as collateral for letters of credit and bank borrowings.

Note 10 — Bank Loans

Bank loans consist of short term (less than 120 days) borrowings by the Company’s Spanish subsidiary that are held by international banks. The weighted-average interest rate as of September 30, 2019 and 2018 was 3.0% and 2.0%, respectively.

Note 11 — Leases

The Company leases certain buildings, land and equipment that are classified as operating leases. Our leases have remaining lease terms of up to approximately 3 years.  In the third quarter and nine months of 2019, our operating lease cost and cash paid for operating lease liabilities totaled $411 and $746, respectively, which is classified in cash flows from operating activities.  As of September 30, 2019, operating lease right-of-use assets and operating lease liabilities were both $1,770. The weighted-average remaining lease term related to our operating leases was 1.9 years as of September 30, 2019. The weighted-average discount rate related to our operating leases was 3.1% as of September 30, 2019. Maturities of our operating lease liabilities at September 30, 2019 are as follows: $236 in 2019, $934 in 2020, $540 in 2021, and $60 in 2022.

The Company, as lessor, rents certain commercial real estate to third party lessees. The cost and accumulated depreciation related to these leased properties were $36,362 and $10,071, respectively, as of September 30, 2019. Terms of such leases, including renewal options, may be extended for up to sixty years, many of which provide for periodic adjustment of rent payments based on changes in consumer or other price indices. The Company recognizes lease income on a straight-line basis over the lease term. Lease income in third quarter and nine months 2019 was $733 and $2,232, respectively, and is classified in cash flows from operating activities.

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

Net product sales were $181,913 in third quarter 2019 compared to $181,505 in third quarter 2018, an increase of $408 or 0.2%. Nine months 2019 net product sales were $388,953 compared to $387,987 in nine months 2018, an increase of $966 or 0.2%. Third quarter and nine months 2019 net product sales include increases in domestic sales of 0.7% and 0.7%, respectively. Lower foreign net product sales adversely affected reported consolidated net product sales in both third quarter and nine months 2019 compared to the corresponding periods in 2018. A stronger U.S. dollar and the related translation of foreign sales also adversely affected third quarter and nine months sales in 2019 compared to the corresponding periods in the prior year. Net product sales, including foreign sales, were unfavorably impacted by the timing of certain sales in the comparative periods because certain comparative sales in third quarter 2018 were shipped and delivered in fourth quarter 2019. Third quarter and nine months 2019 net product sales benefited from higher price realization which allowed the Company to recover some product margin decline resulting from increasing input costs.

Product cost of goods sold were $112,867 in third quarter 2019 compared to $115,246 in third quarter 2018, and nine months 2019 product cost of goods sold were $243,668 compared to $248,561 in nine months 2018. Product cost of goods sold includes $8 and $83 of certain deferred compensation expenses in third quarter 2019 and 2018, respectively, and $254 and $150 of certain deferred compensation expenses in nine months 2019 and 2018, respectively. These deferred compensation expenses principally result from the changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Adjusting for the aforementioned, product cost of goods sold declined from $115,163 in third quarter 2018 to $112,859 in third quarter 2019, a decrease of $2,304 or 2.0%; and declined from $248,411 in nine months 2018 to $243,414 in nine months 2019, a decrease of $4,997 or 2.0%. As a percentage of net product sales, adjusted product cost of goods sold was 62.0% and 63.5% in third quarter 2019 and 2018, respectively, a favorable decrease of 1.5 percentage points; and adjusted product cost of goods sold was 62.6% and 64.0% in nine months 2019 and 2018, respectively, a favorable decrease of 1.4 percentage points. Higher price realization contributed to the aforementioned favorable decrease in cost of goods sold as a percentage of net product cost in third quarter and nine months 2019.

The Company is continuing its investments in its plant manufacturing operations to meet new consumer and customer demands, achieve quality improvements, and increase operational efficiencies. Plant efficiencies driven by capital investments and ongoing cost containment programs contributed to the improved gross profit margins discussed above. The prior year 2018 product cost of goods sold was adversely affected by the implementation and start-up of new manufacturing packaging lines and resulting operational inefficiencies as well as unfavorable experience from certain employee benefit self-insurance programs.

Selling, marketing and administrative expenses were $33,578 in third quarter 2019 compared to $36,620 in third quarter 2018, and nine months 2019 selling, marketing and administrative expenses were $92,909 compared to $91,229 in nine months 2018. Selling, marketing and administrative expenses include $213 and $2,267 of certain deferred compensation expenses in third quarter 2019 and 2018, respectively, and $6,803 and $4,215 of certain deferred compensation expenses in nine months 2019 and 2018, respectively. As discussed above, these expenses principally result from changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years, and are not reflective of current operating results. Adjusting for the aforementioned deferred compensation expenses, selling, marketing and administrative expenses decreased from $34,353 in third quarter 2018 to $33,365 in third quarter 2019, a decrease of $988 or 2.9%; and selling, marketing and administrative expenses decreased from $87,014 in nine months 2018 to $86,099 in nine months 2019, a decrease of $915 or 1.1%. As a percentage of net product sales, adjusted selling, marketing and administrative expenses decreased from 18.9% in third quarter 2018 to 18.3% in third quarter 2019, a favorable decrease of 0.6 percentage points as a percent of net sales, and adjusted selling, marketing and administrative expenses decreased from 22.4% in nine months 2018 to 22.1% in nine months 2019, a favorable decrease of 0.3 percentage points as a percent of net sales. The decrease in adjusted selling, marketing and administrative expenses in third quarter and nine months 2019 principally reflects decreases in general and administrative expenses, primarily legal and professional fees, in 2019 when compared to the corresponding periods in 2018.

Selling, marketing and administrative expenses include $14,536 and $14,698 for customer freight, delivery and warehousing expenses in third quarter 2019 and 2018, respectively, a decrease of $162 or 1.1%, and expenses were $36,753 and $36,304 in nine months 2019 and 2018, respectively, an increase of $449 or 1.2%. These expenses were 8.0% and 8.1% of net product sales in third quarter 2019 and 2018, respectively, and were 9.4% of net product sales in both nine months 2019 and 2018.

Earnings from operations were $36,038 in third quarter 2019 compared to $30,226 in third quarter 2018, and were $54,311 in nine months 2019 compared to $50,436 in nine months 2018. Earnings from operations include $221 and $2,350 of certain deferred compensation expenses in third quarter 2019 and 2018; respectively, and include $7,057 and $4,365 of certain deferred compensation expenses in nine months 2019 and 2018, respectively, which are discussed above. Adjusting for these deferred compensation costs and expenses, earnings from operations were $36,259 and $32,576 in third quarter 2019 and 2018, respectively, an increase of $3,683 or 11.3%; and adjusted operating earnings were $61,368 and $54,801 in nine months 2019 and 2018, respectively, an increase of $6,567 or 12.0%. As a percentage of net product sales, these adjusted operating earnings were 19.9% and 17.9% in third quarter 2019 and 2018, respectively, a favorable increase of 2.0 percentage points as a percentage of net product sales; and as a percentage of net product sales, these adjusted operating earnings were 15.8% and 14.1% in nine months 2019 and 2018, respectively, a favorable increase of 1.7 percentage points as a percentage of net product sales. The improvement in adjusted earnings from operations principally reflects the benefits of higher price realization as well as the reduction and containment of certain costs and expense as discussed above.

Management believes the comparisons presented in the preceding paragraphs, after adjusting for changes in deferred compensation, are more reflective of the underlying operations of the Company.

Other income, net was $1,846 in third quarter 2019 compared to $2,987 in third quarter 2018, an unfavorable decrease of $1,141; and other income, net, was $10,916 in nine months 2019 compared to $6,871 in nine months 2018, a favorable increase of $4,045. Other income, net for third quarter 2019 and 2018 includes net gains and investment income of $221 and $2,350, respectively, on trading securities which provide an economic hedge of the Company’s deferred compensation liabilities; and other income, net for nine months 2019 and 2018 includes net gains and investment income of $7,057 and $4,365, respectively, on trading securities. These changes in trading securities were substantially offset by a like amount of deferred compensation expense included in product cost of goods sold and selling, marketing, and administrative expenses in the respective periods as discussed above. Other income, net for third quarter 2019 and 2018 includes investment income on available for sale securities of $1,160 and $799 in 2019 and 2018, respectively; and other income, net for nine months 2019 and 2018 includes investment income on available for sale securities of $3,341 and $2,520 in 2019 and 2018, respectively. Other income, net also includes gains (losses) on foreign exchange of $181 and $(506) in third quarter 2019 and 2018, respectively, and $(265) and $(783) in nine months 2019 and 2018, respectively.

The consolidated effective tax rates were 21.2% and 21.5% in third quarter 2019 and 2018, respectively, and 22.9% and 22.1% in nine months 2019 and 2018, respectively. The higher tax rates in nine months 2019 principally reflect higher state and foreign income tax expense, including the effects of certain international tax provisions relating to U.S. tax reform legislation that became effective at the beginning of 2018.

Net earnings attributable to Tootsie Roll Industries, Inc. were $29,854 (after $8 net loss attributed to non-controlling interests) in third quarter 2019 compared to $26,104 (after $25 net loss attributed to non-controlling interests) in third quarter 2018, and earnings per share were $0.46 and $0.40 in third quarter 2019 and 2018, respectively, an increase of $0.06 per share, or 15.0%. Nine months 2019 net earnings attributable to Tootsie Roll Industries, Inc. were $50,365 (after $64 net loss attributed to non-controlling interests) compared to nine months 2018 net earnings of $44,718 (after $68 net loss attributed to non-controlling interests), and net earnings per share were $0.77 and $0.68 in nine months 2019 and nine months 2018, respectively, an increase of $0.09 per share or 13.2%. Earnings per share attributable to Tootsie Roll Industries, Inc. for third quarter and nine months 2019 did benefit from the reduction in average shares outstanding resulting from purchases in the open market by the Company of its common stock. Average shares outstanding decreased from 66,069 in third quarter 2018 to 65,344 in third quarter 2019, and from 66,182 in nine months 2018 to 65,598 in nine months 2019.

Goodwill and intangibles are assessed annually as of December 31 or whenever events or circumstances indicate that the carrying values may not be recoverable from future cash flows. The Company has not identified any triggering events, as defined, or other adverse information that would indicate a material impairment of its goodwill or intangibles in nine months 2019. There were also no impairments in the comparative nine months 2018 period or in calendar year 2018.

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

The Company has been advised by the Plan that its withdrawal liability would have been $81,600, $82,200, and $72,700 if it had withdrawn from the Plan during 2018, 2017 and 2016, respectively. The decrease from 2017 to 2018 was driven by an increase in the PBGC interest rate, resulting in a decrease in the value of vested benefits, and an increase in the Plan’s assets, as well as some decrease in the Plan’s affected benefits; however, the aforementioned was offset by effects of the Company comprising a larger share of the Plan’s contribution base. The Company’s relative share of the Plan’s contribution base has increased over the last several years, and management believes that this trend could continue indefinitely which will add upward pressure on the Company’s withdrawal liability. Subsequent to September 30, 2019, the Company requested and was advised by the Plan that its withdrawal liability would be $99,800 if it withdrew from the Plan during 2019. The Company has not yet made any analysis or evaluation as to the drivers which contributed to this increase in the Company’s withdrawal liability. Based on the above, including the Plan’s projected insolvency in the year 2030, management believes that the Company’s withdrawal liability could increase further in future years.

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

The Company’s current labor contract requires the Company’s continued participation in this Plan through September 2022. The amended rehabilitation plan requires that employer contributions include 5% compounded annual surcharge increases each year for an unspecified period of time beginning in 2012 as well as certain plan benefit reductions. The Company’s pension expense for this Plan for nine months 2019 and 2018 was $2,307 and $2,201, respectively, which includes surcharges of $738 and $630, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows provided by operating activities were $36,176 and $40,980 in nine months 2019 and 2018, respectively, an unfavorable decrease of $4,804. The decrease in nine months 2019 cash flows from operating activities principally reflects changes in inventories and related timing of sales and production in the third and fourth quarter periods, as well as the timing of sales and collections of accounts receivable trade. The timing of payments relating to income taxes payable and prepaid expenses also had some adverse impact on cash flows from operating activities.

Net cash used in investing activities was $15,043 in nine months 2019 compared to $39,521 in nine months 2018. Cash flows from investing activities reflect $49,999 and $65,098 of purchases of available for sale securities during nine months 2019 and 2018, respectively, and $51,580 and $45,379 of sales and maturities of available for sale securities during nine months 2019 and 2018, respectively. Nine months 2019 and 2018 investing activities include capital expenditures of $14,151 and $16,812, respectively. All capital expenditures in 2019 are expected to be funded from the Company’s cash flow from operations and internal sources. The higher capital expenditures in the prior year’s nine months 2018 reflects the purchase of new packaging lines at several manufacturing plants. Company management has committed approximately $17,000 to a manufacturing plant rehabilitation upgrade and expansion of one of its manufacturing facilities in the U.S. Management expects the projected cash outlays for this project to be approximately $3,000 in 2019, $6,000 in 2020 and $8,000 in 2021.

The Company’s consolidated financial statements include bank borrowings of $768 and $190 at September 30, 2019 and 2018, respectively, all of which relates to its Spanish subsidiary. The Company had no other outstanding bank borrowings at September 30, 2019.

Financing activities include Company common stock purchases and retirements of $27,232 and $16,650 in nine months 2019 and 2018, respectively. Cash dividends of $17,592 and $17,208 were paid in nine months 2019 and 2018, respectively.

The Company’s current ratio (current assets divided by current liabilities) was 4.3 to 1 at September 30, 2019 compared to 5.0 to 1 at December 31, 2018 and 4.1 to 1 at September 30, 2018. Net working capital was $254,897 at September 30, 2019 compared to $242,655 and $227,766 at December 31, 2018 and September 30, 2018, respectively. The aforementioned net working capital amounts are principally reflected in aggregate cash and cash equivalents and short-term investments of $164,166 at September 30, 2019 compared to $186,039 and $132,706 at December 31, 2018 and September 30, 2018, respectively. In addition, long term investments, principally debt securities comprising corporate and municipal bonds were $178,808 at September 30, 2019, as compared to $170,409 and $188,393 at December 31, 2018 and September 30, 2018, respectively. Aggregate cash and cash equivalents and short and long-term investments were $342,974, $356,448, and $321,099, at September 30, 2019, December 31, 2018 and September 30, 2018, respectively. The aforementioned includes $71,790, $62,260, and $67,594 at September 30, 2019, December 31, 2018 and September 30, 2018, respectively, relating to trading securities which are used as an economic hedge for the Company’s deferred compensation liabilities. Investments in corporate and municipal bonds, variable rate demand notes, and other debt securities that matured during nine months 2019 and 2018 were generally used to purchase the Company’s common stock or were replaced with debt securities of similar maturities.

The Company periodically contributes to a VEBA trust, managed and controlled by the Company, to fund the estimated future costs of certain employee health, welfare and other benefits. The Company is currently using these VEBA funds to pay the actual cost of such benefits through most of 2022. The VEBA trust held $13,594, $15,921 and $17,152 of aggregate cash and cash equivalents at September 30, 2019, December 31, 2018 and September 30, 2018, respectively. This asset value is included in prepaid expenses and long-term other assets in the Company’s Consolidated Statement of Financial Position. These assets are categorized as Level 1 within the fair value hierarchy.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, the Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2019 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information on legal proceedings is included in Note 12 to the Condensed Consolidated Financial Statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the Company’s purchases of its common stock during the quarter ended September 30, 2019:

				Approximate Dollar
	(a) Total		Shares	Value of Shares that
	Number of	(b) Average	Purchased as Part of	May Yet Be Purchased
	Shares	Price Paid per	Publicly Announced Plans	Under the Plans
Period	Purchased	Share	Or Programs	or Programs

Jul 1 to Jul 31	68,038	$37.48	Not Applicable	Not Applicable

Aug 1 to Aug 31	49,246	37.21	Not Applicable	Not Applicable

Sep 1 to Sep 30	98,900	36.96	Not Applicable	Not Applicable

Total	216,184	$37.18	Not Applicable	Not Applicable

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

Exhibit 101.CAL - XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.LAB - XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE - XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 101.DEF - XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 104 - Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOOTSIE ROLL INDUSTRIES, INC.

Date:	November 8, 2019	BY:	/S/ELLEN R. GORDON
Ellen R. Gordon
Chairman and Chief
Executive Officer

Date:	November 8, 2019	BY:	/S/G. HOWARD EMBER, JR.
G. Howard Ember, Jr.
Vice President Finance and
Chief Financial Officer