Form 10-K
period 2019-12-31
TOOTSIE ROLL INDUSTRIES INC
filed 2020-02-28
CIK 98677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

(Address of principal executive offices) (Zip Code)

Registrant’s Telephone Number: (773) 838-3400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock — Par Value $.69-4/9 Per Share	TR	New York Stock Exchange

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

⌧
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

As of February 21, 2020, there were outstanding 38,788,652 shares of Common Stock par value $.69-4/9 per share, and 26,253,049 shares of Class B Common Stock par value $.69-4/9 per share.

As of June 30, 2019 the aggregate market value of the Common Stock (based upon the closing price of the stock on the New York Stock Exchange on such date) held by non-affiliates was approximately $651,380,000. Class B Common Stock is not traded on any exchange, is restricted as to transfer or other disposition, but is convertible into Common Stock on a share-for-share basis. Upon such conversion, the resulting shares of Common Stock are freely transferable and publicly traded. Assuming all 26,301,602 shares of outstanding Class B Common Stock were converted into Common Stock, the aggregate market value of Common Stock held by non-affiliates on June 30, 2019 (based upon the closing price of the stock on the New York Stock Exchange on such date) would have been approximately $815,198,000. Determination of stock ownership by non-affiliates was made solely for the purpose of this requirement, and the Registrant is not bound by these determinations for any other purpose.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Definitive Proxy Statement for the Company’s Annual Meeting of Shareholders (the “2020 Proxy Statement”) scheduled to be held on May 4, 2020 are incorporated by reference in Part III of this report.

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

The Company’s products are marketed in a variety of packages designed to be suitable for display and sale in different types of retail outlets. They are sold through approximately 30 candy and grocery brokers and by the Company itself to approximately 2,000 customers throughout the United States. These customers include wholesale distributors of candy and groceries, supermarkets, variety stores, dollar stores, chain grocers, drug chains, discount chains, cooperative grocery associations, mass merchandisers, warehouse and membership club stores, vending machine operators, the U.S. military and fund-raising charitable organizations.

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

The Company did not have a material backlog of firm orders at the end of the calendar years 2019 or 2018.

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

Sales revenues from Wal-Mart Stores, Inc. aggregated approximately 24.2%, 24.1%, and 24.0% of net product sales during the years ended December 31, 2019, 2018 and 2017, respectively. Sales revenues from Dollar Tree, Inc. (which includes Family Dollar which was acquired by Dollar Tree) aggregated approximately 11.3%, 11.2%, and 10.9% of net product sales during the years ended December 31, 2019, 2018 and 2017, respectively. Some of the aforementioned sales to Wal-Mart and Dollar Tree are sold to McLane Company, a large national grocery wholesaler, which services and delivers certain of the Company’s products to Wal-Mart, Dollar Tree and other retailers in the U.S.A. Net product sales revenues from McLane, which includes these Wal-Mart and Dollar Tree sales as well as sales and deliveries to other Company customers, were 17.7% in 2019 and 17.4% in 2018 and 16.9% in 2017. At December 31, 2019 and 2018, the Company’s three largest customers discussed above accounted for approximately 30% and 31% of total accounts receivable, respectively. Although no customer, other than McLane Company, Inc., Wal-Mart Stores, Inc. and Dollar Tree, accounted for more than 10% of net product sales, the loss of one or more significant customers could have a material adverse effect on the Company’s business.

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

ITEM 1A.            Risk Factors.

Significant factors that could impact the Company’s financial condition or results of operations include, without limitation, the following:

●	Risk of changes in the price and availability of raw materials - The principal ingredients used by the Company are subject to price volatility. Although the Company engages in commodity hedging transactions and annual supply agreements as well as leveraging the high volume of its annual purchases, the Company may experience price increases in certain ingredients that it may not be able to offset, which could have an adverse impact on the Company’s results of operations and financial condition. In addition, although the Company has historically been able to procure sufficient supplies of its ingredients, market conditions could change such that adequate supplies might not be available or only become available at substantially higher costs. Adverse weather patterns, including the effects of climate change or supply interruptions, could also significantly affect the cost and availability of ingredients.

●	Risk of changes in product performance and competition - The Company competes with other well-established manufacturers of confectionery products. A failure of new or existing products to be favorably received, a failure to retain preferred shelf space at retail or a failure to sufficiently counter aggressive promotional and price competition could have an adverse impact on the Company’s results of operations and financial condition.

●	Risk of discounting and other competitive actions - Discounting and pricing pressure by the Company’s retail customers, including the effects of import tariffs, and other competitive actions could make it more difficult for the Company to maintain its operating margins. Actions taken by major customers and competitors may make shelf space less available for the confectionery product category or some of the Company’s products.

●	Risk of pricing actions - Inherent risks in the marketplace, including uncertainties about trade and consumer acceptance of pricing actions, including related trade discounts, or product weight changes (indirect price increases), could make it more difficult for the Company to maintain its sales and operating margins.

●	Risk related to seasonality of sales - The Company’s sales are highest during the Halloween season. Circumstances surrounding Halloween, such as, widespread adverse weather or other widespread events that affect consumer behavior and related media coverage at that time of year or general changes in consumer interest in Halloween, could significantly affect the Company’s sales.
●
●	Risk of dependence on large customers - The Company’s largest customers, Wal-Mart Stores, Inc., Dollar Tree, and the McLane Company accounted for approximately 37.1% of net product sales in 2019, and other large national chains are also material to the Company’s sales. The loss of any of these customers, or one or more other large customers, or a material decrease in purchases by one or more large customers, could result in decreased sales and adversely impact the Company’s results of operations and financial condition.

●	Risk of changes in consumer preferences and tastes - Failure to adequately anticipate and react to changing demographics, consumer trends, consumer health concerns and product preferences, including product ingredients, could have an adverse impact on the Company’s results of operations and financial condition.

●	Risk of economic conditions on consumer purchases - The Company’s sales are impacted by consumer spending levels and impulse purchases which are affected by general macroeconomic conditions, consumer confidence, employment levels, disposable income, availability of consumer credit and interest rates on that credit, consumer debt levels, energy costs and other factors. Volatility in food and energy costs, rising unemployment and/or underemployment, declines in personal spending, recessionary economic conditions or other adverse market conditions, could adversely impact the Company’s revenues, profitability and financial condition.

●	Risks related to environmental matters - The Company’s operations are not particularly impactful on the environment, but, increased government environmental regulation or legislation, including various “green” initiatives could adversely impact the Company’s profitability.

●	Risks relating to participation in the multi-employer pension plan for certain Company union employees - As outlined in the Notes to the Consolidated Financial Statements and discussed in the Management’s Discussion and Analysis , the Company participates in a multi-employer pension plan (Plan) which is currently in “critical and declining status”, as defined by applicable law. A designation of “critical and declining status” implies that the Plan is expected to become insolvent within the next 20 years. Under terms of a rehabilitation plan, the Company is to be assessed 5% annual compounded surcharges on its contributions to the Plan until such time as the Plan emerges from critical status. Should the Company withdraw from the Plan, it would be subject to a significant withdrawal liability which is discussed in Note 7 of the Company’s Notes to Consolidated Financial Statements and Management’s Discussion and Analysis. The Company is currently unable to determine the ultimate outcome of this matter and therefore, is unable to determine the effects on its consolidated financial statements, but, the ultimate outcome could be material to its consolidated results of operations in one or more future periods.

●	Risk of new governmental laws and regulations - Governmental laws and regulations, including those that affect food advertising and marketing to children, use of certain ingredients in products, new labeling requirements, income and other taxes and tariffs, including the effects of changes to international trade agreements, new taxes targeted toward confectionery products and the environment, both in and outside the U.S.A., are subject to change over time, which could adversely impact the Company’s results of operations and ability to compete in domestic or foreign marketplaces.

●	Risk of labor stoppages - To the extent the Company experiences any significant labor stoppages, strikes or possible labor shortages, could negatively affect overall operations including production or shipments of finished product to customers. The Company’s union labor agreement at its Chicago plant was executed in 2018 and will continue through September 2022.

●	Risk of impairment of goodwill or indefinite-lived intangible assets - In accordance with authoritative guidance, goodwill and indefinite-lived intangible assets are not amortized but are subject to an impairment evaluation annually or more frequently upon the occurrence of a triggering event. Other long-lived assets are likewise tested for impairment upon the occurrence of a triggering event. Such evaluations are based on assumptions and variables including sales growth, profit margins and discount rates. Adverse changes in any of these variables could affect the carrying value of these intangible assets and the Company’s reported profitability.

●	Risk of the cost of energy increasing - Higher energy costs would likely result in higher plant overhead, distribution, freight and delivery, and other operating costs. The Company may not be able to offset these cost increases or pass such cost increases onto customers in the form of price increases, which could have an adverse impact on the Company’s results of operations and financial condition.

●	Risk of a product recall - Issues related to the quality and safety of the Company’s products could result in a voluntary or involuntary large-scale product recall. Costs associated with a product recall and related litigation or fines, and marketing costs relating to the re-launch of such products or brands, could negatively affect operating results. In addition, negative publicity associated with this type of event, including a product recall relating to product contamination or product tampering, whether valid or not, could negatively impact future demand for the Company’s products.

●	Risk of operational interruptions relating to computer software or hardware failures, including cyber-attacks - The Company is reliant on computer systems to operate its business and supply chain. Software failure or corruption, including cyber-based attacks or network security breaches, or catastrophic hardware failures or other disasters could disrupt communications, supply chain planning and activities relating to sales demand forecasts, materials procurement, production and inventory planning, customer shipments, and financial and accounting, all of which could negatively impact sales and profits.

●	Risk of releasing sensitive information - Although the Company does not believe that it maintains a large amount of sensitive data, a system breach, whether inadvertent or perpetrated by hackers, could result in identity theft, ransomware and/or a disruption in operations which could expose the Company to financial costs and adversely affect profitability.

●	Risk of production interruptions - The majority of the Company’s products are manufactured in a single production facility on specialized equipment. In the event of a disaster, such as a fire or earthquake, at a specific plant location, it would be difficult to transfer production to other facilities or a new location in a timely manner, which could result in loss of market share for the affected products. In addition, from time to time, the Company upgrades or replaces this specialized equipment. In many cases these are integrated and complex installations. A failure or delay in implementing such an installation could impact the availability of one or more of the Company’s products which would have an adverse impact on sales and profits.

●	Risk related to international operations - To the extent there are political leadership or legislative changes, social and/or political unrest, civil war, pandemics such as the Coronavirus, terrorism or significant economic or social instability in the countries in which the Company operates, the results of the Company’s business in such countries could be adversely impacted. Currency exchange rate fluctuations between the U.S. dollar and foreign currencies could also have an adverse impact on the Company’s results of operations and financial condition. The Company’s principal markets are the U.S.A., Canada, and Mexico.

●	Risk related to investments in marketable securities - The Company invests its surplus cash in a diversified portfolio of highly rated marketable securities, including corporate and tax exempt municipal bonds, with maturities of generally up to three years, and variable rate demand notes with weekly resets of interest rates and “puts’ to redeem the investment each week. Nonetheless, such investments could become impaired in the event of certain adverse economic and/or geopolitical events which, if severe, would adversely affect the Company’s financial condition.

●	Disruption to the Company’s supply chain could impair the Company’s ability to produce or deliver its finished products, resulting in a negative impact on operating results - Disruption to the manufacturing operations or supply chain, some of which are discussed above, could result from, but are not limited to adverse tariffs which could effectively limit supply or make supply more costly, natural disasters, pandemics, weather, fire or explosion, earthquakes, terrorism or other acts of violence, unavailability of ingredients or packaging materials, labor strikes or other labor activities, operational and/or financial instability of key suppliers, and other vendors or service providers. Although precautions are taken to mitigate the impact of possible disruptions, if the Company is unable, or if it is not financially feasible to effectively mitigate the likelihood or potential impact of such disruptive events, the Company’s results of operations and financial condition could be negatively impacted.

●	Risk related to acquisitions - From time to time, the Company has purchased other confectionery companies or brands. These acquisitions generally come at a high multiple of earnings and are justified based on various assumptions related to sales growth, and operating margins. Were the Company to make another acquisition and be unable to achieve the assumed sales and operating margins, it could have an adverse impact on future sales and profits. In addition it could become necessary to record an impairment which would have a further adverse impact on reported profits.

●	Risk of further losses in Spain - The Company has restructured its Spanish subsidiary and is exploring a variety of programs to increase sales and profitability. These efforts thus far are resulting in reductions in operating losses, and our efforts are continuing. Nonetheless, if our efforts are not successful, additional losses and impairments may be reported from in the future. See also Management’s Discussion and Analysis.

●	Risk of “slack fill” litigation - The Company, as well as other confectionery and food companies, have experienced a number of plaintiff claims that certain products are sold in boxes that are not completely full, and therefore such “slack filled” products are misleading, and even deceptive, to the consumer. Although the Company believes that these claims are without merit and has generally been successful in litigation and court decrees, the Company could be exposed to significant legal fees to defend its position, and in the event that it is not successful, could be subject to fines and costs of settlement, including class action settlements.

●	The Company is a controlled company due to the common stock holdings of the Gordon family - The Gordon family’s share ownership represents a majority of the combined voting power of all classes of the Company’s common stock as of December 31, 2019. As a result, the Gordon family has the power to elect the Company’s directors and approve actions requiring the approval of the shareholders of the Company.

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

ITEM 1B.            Unresolved Staff Comments.

None.

ITEM 2.               Properties.

The Company owns its principal manufacturing, warehousing and distribution and offices facilities which are located in Chicago, Illinois in a building consisting of approximately 2,354,000 square feet. In addition, the Company leases manufacturing and warehousing facilities at a second location in Chicago which comprises 137,000 square feet. The lease is renewable by the Company every five years through June 2041.

The Company’s other principal manufacturing, warehousing and distribution facilities, all of which are owned, are:

Location	Square Feet (a)

Covington, Tennessee	685,000
Cambridge, Massachusetts	142,000
Delavan, Wisconsin	162,000
Concord, Ontario, Canada	280,500	(b)
Hazleton, Pennsylvania	240,000	(c)
Mexico City, Mexico	90,000
Barcelona, Spain	93,000	(d)

(a)Square footage is approximate and includes production, warehousing and office space.
(b)Two facilities; a third owned facility, comprising 225,000 square feet of warehousing space, and which is excluded from the reported totals above, is leased to a third party.
(c)Warehousing only.
(d)Excludes 9,500 square feet of unused office space in a separate facility which is leased to a third party.

The Company owns substantially all of the production machinery and equipment located in its plants, warehouses and distribution centers. The Company also holds four commercial real estate properties for investment which were acquired with the proceeds from a sale of surplus real estate in 2005.

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

ITEM 4.               Mine Safety Disclosures.

None.

PART II

ITEM 5.               Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the New York Stock Exchange. The Company’s Class B common stock is subject to restrictions on transferability. The Class B common stock is convertible at the option of the holder into shares of common stock on a share-for-share basis. As of February 28, 2020 there were approximately 2,500 and 1,000 registered holders of record of common and Class B common stock, respectively. In addition, the Company estimates that as of February 28, 2020 there were 17,500 and 1,000 beneficial holders of common and Class B common stock, respectively.

The following table sets forth information about the shares of its common stock the Company purchased on the open market during the fiscal quarter ended December 31, 2019:

Issuer Purchases of Equity Securities

			Total Number of	Maximum Number (or
	Total	Average	Shares Purchased	Approximate Dollar Value)
	Number	Price	as Part of Publicly	of Shares that May Yet
	of Shares	Paid per	Announced Plans	be Purchased Under the
Period	Purchased	Share	or Programs	Plans or Programs

Oct 1 to Oct 31	118,083	$35.52	Not Applicable	Not Applicable
Nov 1 to Nov 30	78,404	34.19	Not Applicable	Not Applicable
Dec 1 to Dec 31	—	—	Not Applicable	Not Applicable
Total	196,487	$34.99

While the Company does not have a formal or publicly announced Company common stock purchase program, the Company repurchases its common stock on the open market from time to time as authorized by the Board of Directors.

Quarterly Stock Prices and Dividends

The high and low quarterly prices for the Company’s common stock, as reported on the New York Stock Exchange and quarterly dividends in 2019 and 2018 were:

	2019				2018
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

High	$36.93	$38.44	$40.43	$37.80	$35.71	$32.35	$31.45	$36.20
Low	33.33	35.24	36.48	31.57	28.41	28.55	27.75	28.75
Dividends per share	0.09	0.09	0.09	0.09	0.09	0.09	0.09	0.09

NOTE: In addition to the above cash dividends, a 3% stock dividend was issued on April 5, 2019 and April 6, 2018.

Performance Graph

The following performance graph compares the cumulative total shareholder return on the Company’s common stock for a five-year period (December 31, 2014 to December 31, 2019) with the cumulative total return of Standard & Poor’s 500 Stock Index (“S&P 500”) and the Dow Jones Industry Food Index (“Peer Group,” which includes the Company), assuming (i) $100 invested on December 31 of the first year of the chart in each of the Company’s common stock, S&P 500 and the Dow Jones Industry Food Index and (ii) the reinvestment of cash and stock dividends.

ITEM 6.               Selected Financial Data.

Five Year Summary of Earnings and Financial Highlights

(Thousands of dollars except per share, percentage and ratio figures)

	2019	2018	2017	2016	2015
Sales and Earnings Data
Net product sales	$523,616	$515,251	$515,674	$517,373	$536,692
Product gross margin	194,514	185,371	189,263	196,504	196,118
Interest expense	220	181	144	105	76
Provision for income taxes	20,565	16,401	3,907	30,593	26,451
Net earnings attributable to Tootsie Roll Industries, Inc.	64,920	56,893	80,864 (2)	67,510	66,089
% of net product sales	12.4%	11.0%	15.7%	13.0%	12.3%
% of shareholders’ equity	8.5%	7.6%	11.0%	9.5%	9.5%
Per Common Share Data (1)
Net earnings attributable to Tootsie Roll Industries, Inc.	$0.99	$0.86	$1.21 (2)	$0.99	$0.96
Cash dividends declared	0.36	0.36	0.36	0.36	0.35
Stock dividends	3%	3%	3%	3%	3%
Additional Financial Data (1)
Working capital	$273,786	$242,655	$207,132	$235,739	$221,744
Net cash provided by operating activities	100,221	100,929	42,973	98,550	91,073
Net cash provided by (used in) investing activities	(15,009)	(44,510)	(9,320)	(51,884)	(9,672)
Net cash used in financing activities	(57,187)	(42,353)	(56,881)	(51,387)	(53,912)
Property, plant & equipment additions	20,258	27,612	16,673	16,090	15,534
Net property, plant & equipment	188,455	186,101	178,972	180,905	184,586
Total assets	977,864	947,361	930,946	920,101	908,983
Long-term debt	7,500	7,500	7,500	7,500	7,500
Total Tootsie Roll Industries, Inc. shareholders’ equity	759,854	750,622	733,840	711,364	698,183
Average shares outstanding	65,474	66,130	66,962	67,869	68,886

(1)	Per common share data and average shares outstanding adjusted for annual 3% stock dividends.
(2)	The 2017 net earnings and earnings per share includes $20,318 or $0.32 per share relating to a favorable accounting adjustment to revalue the Company’s deferred income tax liabilities resulting from the enactment of the U.S. Tax Cuts and Jobs Act in December 2017.

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

FINANCIAL CONDITION

The Company’s overall financial position remains strong given that aggregate cash, cash equivalents and investments is $392,435 at December 31, 2019, including $76,183 in trading securities discussed below. Cash flows from 2019 operating activities totaled $100,221 compared to $100,929 in 2018, and are discussed in the section entitled Liquidity and Capital Resources. During 2019, the Company paid cash dividends of $23,460, purchased and retired $34,116 of its outstanding shares, and made capital expenditures of $20,258.

The Company’s net working capital was $273,786 at December 31, 2019 compared to $242,655 at December 31, 2018 which reflects higher aggregate cash, cash equivalents and short-term investments. As of December 31, 2019, the Company’s total cash, cash equivalents and investments, including all long-term investments in marketable securities, was $392,435 compared to $356,448 at December 31, 2018, an increase of $35,987. The aforementioned includes $76,183 and $62,260 of investments in trading securities as of December 31, 2019 and 2018, respectively. The Company invests in trading securities to provide an economic hedge for its deferred compensation liabilities, as further discussed herein and in Note 7 of the Company’s Notes to Consolidated Financial Statements.

Shareholders’ equity increased from $750,622 at December 31, 2018 to $759,854 as of December 31, 2019, which principally reflects 2019 net earnings of $64,920, less cash dividends of $23,460 and share repurchases of $34,116.

The Company has a relatively straight-forward financial structure and has historically maintained a conservative financial position. The Company has no special financing arrangements or “off-balance sheet” special purpose entities. Cash flows from operations plus maturities of short-term investments are expected to be adequate to meet the Company’s overall financing needs, including capital expenditures, in 2020. Periodically, the Company considers possible acquisitions, and if the Company were to pursue and complete such an acquisition, that could result in bank borrowings or other financing.

RESULTS OF OPERATIONS

2019 vs. 2018

Twelve months 2019 consolidated net sales were $523,616 compared to $515,251 in twelve months 2018, an increase of $8,365 or 1.6%. Fourth quarter 2019 net sales were $134,663 compared to $127,264 in fourth quarter 2018, an increase of $7,399 or 5.8%. Successful marketing and sales programs contributed to the increases in sales for both fourth quarter and twelve months 2019 compared to the corresponding periods in the prior year. Fourth quarter 2019 sales also benefited from the timing of sales between the third and fourth quarters of 2019, however, foreign currency translation had some adverse effects on consolidated sales for the twelve months 2019 period compared to 2018.

Product cost of goods sold were $329,102 in 2019 compared to $329,880 in 2018, a decrease of $778 or 0.2%. Product cost of goods sold includes $408 and $(39) in certain deferred compensation expenses (credits) in 2019 and 2018, respectively. These deferred compensation expenses principally result from changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Adjusting for the aforementioned, product cost of goods sold decreased from $329,919 in

2018 to $328,694 in 2019, a decrease of $1,225 or 0.4%. As a percent of net product sales, these adjusted costs decreased from 64.0% in 2018 to 62.8% in 2019, a 1.3 favorable percentage point change.

Fourth quarter and twelve months 2019 product cost of goods sold and resulting gross profit margins benefited from increased sales and higher price realization which allowed the Company to recover some margin decline resulting from increases in certain input costs in recent years. Plant efficiencies driven by capital investments and ongoing cost containment programs contributed to the above discussed decreases in adjusted cost of goods sold in 2019. Prior year 2018 gross margin was adversely affected by the implementation and start-up of new manufacturing packaging lines and resulting operational inefficiencies, as well as unfavorable experience from self-insurance programs. The Company is continuing its investments in its plant manufacturing operations to meet new consumer and customer demands, achieve quality improvements, provide genuine value to consumers, and increase operational efficiencies.

Selling, marketing and administrative expenses were $127,802 in 2019 compared to $117,691 in 2018, an increase of $10,111 or 8.6%. Selling, marketing and administrative expenses include $10,884 and $(1,064) in certain deferred compensation expenses (credits) in 2019 and 2018, respectively. These deferred compensation expenses principally result from changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Adjusting for the aforementioned, selling, marketing and administrative expenses decreased from $118,755 in 2018 to $116,918 in 2019, a decrease of $1,837 or 1.5%. As a percent of net product sales, these adjusted expenses decreased from 23.0% of net product sales in 2018 to 22.3% of net product sales in 2019, a 0.7 favorable percentage point change. Higher price realization, lower general and administrative expenses, primarily legal and professional fees, and lower freight and delivery unit costs were the principal drivers in these favorable reductions, including reductions as a percentage of sales, in selling, marketing and administrative expenses in fourth quarter and twelve months 2019.

Selling, marketing and administrative expenses include freight, delivery and warehousing expenses. These expenses decreased from $49,527 in 2018 to $49,288 in 2019, a decrease of $239 or 0.5%. As a percent of net product sales, these adjusted expenses decreased from 9.6% in 2018 to 9.4% in 2019, a 0.2 favorable percentage point change. During 2019, the Company implemented additional freight and delivery computer systems and carrier selection processes, including enhanced competitive bidding, which facilitated this favorable unit cost reduction in fourth quarter and twelve months 2019.

The Company has foreign operating businesses in Mexico, Canada and Spain, and exports products to many foreign markets. Such foreign sales were $44,826 and comprised 8.6% of the Company’s consolidated net product sales in 2019. In fourth quarter 2019 and 2018, the Company recorded a pre-tax impairment charge of $377 and $1,125, respectively, relating to its Spanish operations. The Company had a 97% ownership of a Spanish company at both December 31, 2019 and 2018. During 2019 and 2018, this Spanish subsidiary incurred operating losses of $1,102 and $2,840, respectively, and the Company provided approximately $1,399 and $4,484, respectively, of additional cash to finance these losses and certain capital expenditures. Company management expects the competitive and business challenges in Spain to continue but expects continued reduction in operating losses in 2020 compared to 2019. Nonetheless, management believes that operating losses may continue beyond 2019 and that these future losses may require additional cash financing.

The Company believes that the carrying values of its goodwill and trademarks have indefinite lives as they are expected to generate cash flows indefinitely. In accordance with current accounting guidance, these indefinite-lived intangible assets are assessed at least annually for impairment as of December 31 or whenever events or circumstances indicate that the carrying values may not be recoverable from future cash flows. No impairments were recorded in 2019, 2018 or 2017. Current accounting guidance provides entities an option of performing a qualitative assessment (a "step-zero" test) before performing a quantitative analysis. If the entity determines, on the basis of certain qualitative factors, that it is more-likely-than-not that the intangibles (goodwill and certain trademarks) are not impaired, the entity would not need to proceed to the two step impairment testing process (quantitative analysis) as prescribed in the guidance. During fourth quarter 2019 (and fourth quarter 2018), the Company performed a “step zero” test of its goodwill and certain trademarks, and concluded that there was no impairment based on this guidance. For the fair value assessment of certain trademarks where the “step-zero” analysis was not considered appropriate, impairment testing was performed in fourth quarter 2019 (and fourth quarter 2018) using discounted cash flows and estimated royalty rates. For these trademarks, holding all other assumptions constant at the test date, a 100 basis point increase in the discount rate or a 100 basis point decrease in the royalty rate would reduce the fair value of these trademarks by approximately 16% and 10%, respectively. Individually, a 100 basis point increase in the discount rate may result in potential impairment of up to $2 million.  A 100 basis point decrease in the royalty rate would not result in a potential impairment as of December 31, 2019.

Earnings from operations were $69,214 in 2019 compared to $70,482 in 2018, a decrease of $1,268. Earnings from operations include $11,292 and $(1,103) in certain deferred compensation expense (credits) in 2019 and 2018, respectively, which are discussed above. Adjusting for these deferred compensation expenses, adjusted earnings from operations increased from $69,379 in 2018 to $80,506 in 2019, an increase of $11,127 or 16.0%. Fourth quarter and twelve months results benefitted from increased sales and higher price realization as well as reductions in certain costs and expenses discussed above.

Management believes the comparisons presented in the preceding paragraphs, after adjusting for changes in deferred compensation, are more reflective of the underlying operations of the Company.

Other income, net was $16,190 in 2019 compared to $2,724 in 2018, an increase of $13,466. Other income, net principally reflects $11,292 and $(1,103) of aggregate net gains (losses) and investment income on trading securities in 2019 and 2018, respectively. These trading securities provide an economic hedge of the Company’s deferred compensation liabilities; and the related net gains (losses) and investment income were offset by a like amount of expense in aggregate product cost of goods sold and selling, marketing, and administrative expenses in the respective years as discussed above. Other income, net includes investment income on available for sale securities of $4,423 and $3,535 in 2019 and 2018, respectively. Other income, net also includes foreign exchange gains (losses) of $(533) and $(659) in 2019 and 2018, respectively.

The Company’s effective income tax rate was 27.9% and 23.5% in fourth quarter 2019 and 2018, respectively, and 24.1% and 22.4% in twelve months 2019 and 2018, respectively. The increase in the effective tax rates for the fourth quarter and twelve months 2019 reflects higher state income taxes, including increases in reserves for uncertain state tax benefits, and increases in valuation allowances for state income tax credit carry-forwards which are not likely to be fully realized in the future. A reconciliation of the differences between the U.S. statutory rate and these effective tax rates is provided in Note 4 of the Company’s Notes to Consolidated Financial Statements.

At December 31, 2019 and 2018, the Company’s deferred tax assets include $617 and $1,844 of income tax benefits relating to its Canadian subsidiary tax loss carry-forwards. The Company expects to fully utilize this deferred tax asset in 2020 (expiration dates are 2029 through 2031). The Company utilized $1,227 and $1,896 of these Canadian tax carry-forward benefits in 2019 and 2018, respectively. The Company has concluded that it is more-likely-than-not that it would realize these deferred tax assets relating to its Canadian tax loss carry-forwards because it is expected that sufficient levels of taxable income will be generated during the carry-forward periods. The Company has provided a full valuation allowance on its Spanish subsidiaries’ tax loss carry-forward benefits of $3,967 and $3,651 as of December 31, 2019 and 2018, respectively, because the Company has concluded that it is not more-likely-than-not that these losses will be utilized before their expiration dates. The Spanish subsidiary has a history of net operating losses and it is not known when and if they will generate taxable income in the future.

U.S. tax reform (US Tax Cuts and Jobs Act enacted in December 2017) included a one-time toll charge resulting from the mandatory deemed repatriation of undistributed foreign earnings and profits. The Company determined that there were no net undistributed foreign earnings and profits subject to this toll charge. U.S. tax reform also changed the United States approach to the taxation of foreign earnings to a territorial system by providing a one hundred percent dividends received deduction for certain qualified dividends received from foreign subsidiaries. These provisions of the U.S. tax reform significantly impact the accounting for the undistributed earnings of foreign subsidiaries, and as a result the Company distributed $8,200 of the earnings held in excess cash by its foreign subsidiaries in 2019. The tax costs associated with a future distribution, including foreign withholding taxes, are not material to the Company’s financial statements. After carefully considering these facts, the Company determined that it would not be asserting permanent reinvestment of its foreign subsidiaries earnings as of December 31, 2017, and the Company continues to make this assertion.

Net earnings attributable to Tootsie Roll Industries, Inc. were $14,555 in fourth quarter 2019 compared to $12,175 in fourth quarter 2018, and net earnings per share were $0.22 and $0.18 in fourth quarter 2019 and 2018, respectively. Twelve months 2019 net earnings were $64,920 compared to $56,893 in twelve months 2018, and net earnings per share were $0.99 and $0.86 in twelve months 2018 and 2017, respectively. Earnings per share in 2019 benefited from the reduction in average shares outstanding resulting from purchases of the Company’s common stock in the open market by the Company. Average shares outstanding decreased from 66,130 in 2018 to 65,474 in 2019 which reflects share repurchases of $34,116 during 2019.

Beginning in 2012, the Company received periodic notices from the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union Pension Plan (Plan), a multi-employer defined benefit pension plan for certain Company union employees, that the Plan’s actuary certified the Plan to be in “critical status”, the “Red Zone”, as defined by the Pension Protection Act (PPA) and the Pension Benefit Guaranty Corporation (PBGC); and that a plan of rehabilitation was adopted by the trustees of the Plan in 2012. During 2015, the Company received notices that the Plan’s status was changed to “critical and declining status”, as defined by the PPA and PBGC, for the plan year beginning January 1, 2015, and that the Plan was projected to have an accumulated funding deficiency for the 2017 through 2024 plan years. A designation of “critical and declining status” implies that the Plan is expected to become insolvent in the next 20 years. The Company has continued to receive annual notices each year (2016 to 2019) that this Plan remains in “critical and declining status” and is projected to become insolvent within the next 20 years. These notices have also advised that the Plan trustees were considering the reduction or elimination of certain retirement benefits and may seek assistance from the PBGC. Plans in “critical and declining status” may elect to suspend (temporarily or permanently) some benefits payable to all categories of participants, including retired participants, except retirees that are disabled or over the age of 80. Suspensions must be equally distributed and cannot drop below 110% of what would otherwise be guaranteed by the PBGC.

Based on these updated notices, the Plan’s funded percentage (plan investment assets as a percentage of plan liabilities), as defined, were 51.6%, 54.7%, and 57.0% as of the most recent valuation dates available, January 1, 2018, 2017, and 2016, respectively (these valuation dates are as of the beginning of each Plan year). These funded percentages are based on actuarial values, as defined, and do not reflect the actual market value of Plan investments as of these dates. If the market value of investments had been used as of January 1, 2019 the funded percentage would be 54.2% (not 51.6%). As of the January 1, 2018 valuation date (most recent valuation available), only 18% of Plan participants were current active employees, 52% were retired or separated from service and receiving benefits, and 30% were retired or separated from service and entitled to future benefits. The number of current active employee Plan participants as of January 1, 2018 fell 3% from the previous year and 11% over the past two years. When compared to the Plan valuation date of January 1, 2011 (seven years earlier), current active employee participants have declined 39%, whereas participants who were retired or separated from service and receiving benefits increased 6% and participants who were retired or separated from service and entitled to future benefits increased 9%. The Company understands that the Plan is continuing to explore additional restructuring measures which include incentives to participating employers in exchange for providing additional future cash contributions as well as suspension of certain retirement benefits.

The Company has been advised that its withdrawal liability would have been $99,800, $81,600, and $82,200 if it had withdrawn from the Plan during 2019, 2018 and 2017, respectively. The increase from 2018 to 2019 was mainly attributable to a decrease in the Plan’s assets during 2018, net of market returns, and the withdrawal of a large contributing employer where their actual withdrawal payments (likely over 20 years as discussed below) are not enough to fully fund their actual withdrawal liability. The Company’s relative share of the Plan’s contribution base, driven by employer withdrawals, has increased for the last several years, and management believes that this trend could continue indefinitely which will add upward pressure on the Company’s withdrawal liability. Based on the above, including the Plan’s projected insolvency in the year 2030, management believes that the Company’s withdrawal liability could increase further in future years.

Based on the Company’s updated actuarial study and certain provisions in ERISA and the law relating to withdrawal liability payments, management believes that the Company’s liability would likely be limited to twenty annual payments of $3,045 which have a present value in the range of $35,700 to $46,700 depending on the interest rate used to discount these payments. While the Company’s actuarial consultant does not believe that the Plan will suffer a future mass withdrawal (as defined) of participating employers, in the event of a mass withdrawal, the Company’s annual withdrawal payments would theoretically be payable in perpetuity. Based on the Company’s updated actuarial study, the present value of such perpetuities is in the range of $49,900 to $104,500 and would apply in the unlikely event that substantially all employers withdraw from the Plan. The aforementioned is based on a range of valuations and interest rates which the Company’s actuary has advised is provided under the statute. Should the Company actually withdraw from the Plan at a future date, a withdrawal liability, which could be higher than the above discussed amounts, could be payable to the Plan.

The Company and the union concluded a new labor contract in 2018 which requires the Company’s continued participation in this Plan through September 2022. The amended rehabilitation plan, which also continues, requires that employer contributions include 5% compounded annual surcharge increases each year for an unspecified period of time beginning in 2012 as well as certain plan benefit reductions. The Company’s pension expense for this Plan for 2019, 2018 and 2017 was $2,961, $2,836 and $2,617, respectively. The aforementioned expense includes surcharges of $948, $811 and $656 in 2019, 2018 and 2017, respectively, as required under the amended rehabilitation plan.

The Company understands that the U.S Congress and the U.S Senate have proposed various legislation, including the “Butch Lewis Act,” that would provide varying degrees of assistance to troubled multi-employer plans similar to this Plan, including long-term low interest loans to troubled multi-employer plans. Certain provisions proposed would change the withdrawal liability rules which could increase the Company’s obligation in the event that the Company withdrew form this Plan, resulting in higher annual payment amounts and payments for a longer period of time in excess of the maximum twenty year period discussed above. The Company is currently unable to determine the ultimate outcome of the above discussed multi-employer union pension matter and therefore is unable to determine the effects on its consolidated financial statements, but the ultimate outcome could be material to its consolidated results of operations or cash flows in one or more future periods. See also Note 7 in the Company’s Consolidated Financial Statements on Form 10-K for the year ended December 31, 2019.

2018 vs. 2017

Twelve months 2018 consolidated net sales were $515,251 compared to $515,674 in twelve months 2017, a decrease of $423 or 0.1%. Fourth quarter 2018 net sales were $127,264 compared to $125,179 in fourth quarter 2017, an increase of $2,085 or 1.7%. Fourth quarter 2018 sales reflects an increase of 3.4% in U.S. sales in the quarter, however, foreign sales declined in fourth quarter 2018. The timing of certain foreign sales between third and fourth quarter in the comparative 2018 and 2017 periods adversely affected fourth quarter consolidated 2018 sales. Unfavorable translation of foreign sales, primarily Mexico, also contributed to lower sales in fourth quarter and twelve months 2018 compared to the prior year corresponding period. The Company’s unit selling prices and price realization in 2018 was consistent with 2017. Because of increased pricing pressures and cost increases facing the confectionery industry, companies in the confectionery industry are taking pricing actions to recover many of the same input cost increases that we have and continue to experience which are discussed below, including higher freight and delivery expenses. In particular, the Company has taken selective price increases, effective at the beginning of 2019, to recover these same input cost increases.

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

The Company has foreign operating businesses in Mexico, Canada and Spain, and exports products to many foreign markets. Such foreign sales were $43,690 and comprised 8.5% of the Company’s consolidated net product sales in 2018. In fourth quarter 2018 and 2017, the Company recorded a pre-tax impairment charge of $1,125 and $2,371, respectively, relating to its Spanish operations. The Company had a 97% ownership of a Spanish company at both December 31, 2018 and 2017. During 2018 and 2017, this Spanish subsidiary incurred operating losses of $2,840 and $3,212, respectively, and the Company provided approximately $4,484 and $2,734, respectively, of additional cash to finance these losses and certain capital expenditures.

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

Fourth quarter and twelve months 2018 net earnings benefited from a lower U.S. federal income tax rate resulting from U.S. tax reform legislation enacted in December 2017. In connection with this tax reform legislation, the Company recorded a net tax benefit of $20,318, or $0.30 per share, during fourth quarter 2017. This benefit reflected the estimated accounting adjustment from the revaluation of the Company’s net deferred income tax liabilities as of December 31, 2017 to reflect the new lower U.S. corporate income tax rate. As a result of this tax legislative change, including the above discussed revaluation of deferred tax liabilities, the Company’s effective income tax rate was 23.5% in fourth quarter 2018 compared to negative 110.9%, a net tax credit, in fourth quarter 2017; and 22.4% in twelve months 2018 compared to 4.6% in twelve months 2017. A reconciliation of the differences between the U.S. statutory rate and these effective tax rates is provided in Note 4 of the Company’s Notes to Consolidated Financial Statements.

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

Net earnings attributable to Tootsie Roll Industries, Inc. were $12,175 in fourth quarter 2018 compared to $31,985 in fourth quarter 2017, and net earnings per share were $0.18 and $0.48 in fourth quarter 2018 and 2017, respectively. The prior year fourth quarter 2017 net earnings include a favorable deferred income tax accounting adjustment of $20,318 or $0.30 per share which is discussed above. Adjusting for the effects of this fourth quarter 2017 tax adjustment, comparable net earnings per share were $0.18 in both 2018 and 2017. Twelve months 2018 net earnings were $56,893 compared to $80,864 in twelve months 2017, and net earnings per share were $.86 and $1.21 in twelve months 2018 and 2017, respectively. Adjusting for the effects of the 2017 tax adjustment discussed above, comparable net earnings per share were $0.86 and $0.91, a decrease of $0.05 or 5.5%. Earnings per share in 2018 benefited from the reduction in average shares outstanding resulting from purchases of the Company’s common stock in the open market by the Company. Average shares outstanding decreased from 66,962 in 2017 to 66,130 in 2018.

The Company has included the above non-GAAP discussion regarding the impacts of tax reform.  The Company believes this discussion provides meaningful supplemental information to both management and investors that is indicative of the Company's core net results and facilitates comparison of net results across reporting periods.  The Company uses this non-GAAP measure when evaluating its financial results as well as for internal evaluation and analysis purposes.  This non-GAAP measure should not be viewed as a substitute for the Company's GAAP results.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities were $100,221, $100,929 and $42,973 in 2019, 2018 and 2017, respectively. The $708 decrease in cash flows from operating activities from 2018 to 2019 primarily reflects the timing of payments and refunds of income taxes, combined with increases in prepaid expenses and inventories, offset by a decrease in accounts receivable as of December 31, 2019. The $57,956 increase in cash flows from operating activities from 2017 to 2018 primarily reflects the timing of payments and refunds of income taxes, an increase in prepaid expenses as of December 31, 2017, and the decrease in deferred compensation payments in 2018.

The Company manages and controls a VEBA trust, to fund the estimated future costs of certain union employee health, welfare and other benefits. A contribution of $20,024 was made to this trust in 2017; no contribution was made to the trust during 2018 or 2019. The Company uses these funds to pay the actual cost of such benefits over each union contract period. At December 31, 2019 and 2018, the VEBA trust held $12,085 and $15,921, respectively, of aggregate cash and cash equivalents. This asset value is included in prepaid expenses and long-term other assets in the Company’s Consolidated Statement of Financial Position. These assets are categorized as Level 1 within the fair value hierarchy.

Cash flows from investing activities reflect capital expenditures of $20,258, $27,612, and $16,673 in 2019, 2018 and 2017, respectively. The changes in amounts from 2018 to 2019 principally reflect new manufacturing packaging lines in 2018 and the timing of expenditures relating to other plant manufacturing capital projects. Company management has committed approximately $25,000 to a rehabilitation upgrade and expansion of one of its manufacturing plants in the U.S.A. The Company spent approximately $2,000 in 2019, and management’s projected cash outlays for this project are approximately $15,000 in 2020 and $8,000 in 2021. All capital expenditures are to be funded from the Company’s cash flow from operations and internal sources including available for sale securities.

Other than the bank loans and the related restricted cash of the Company’s Spanish subsidiary which are discussed in Note 1 of the Company’s Notes to Consolidated Financial Statements, the Company had no bank borrowings or repayments in 2017, 2018, or 2019, and had no outstanding bank borrowings as of December 31, 2018 or 2019. Nonetheless, the Company would consider bank borrowing or other financing in the event that a business acquisition is completed.

Financing activities include Company common stock purchases and retirements of $34,116, $19,317, and $34,133 in 2019, 2018 and 2017, respectively. Cash dividends of $23,460, $22,978, and $22,621 were paid in 2019, 2018 and 2017, respectively.

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

Revenue recognition

As more fully discussed in Note 1, the Company adopted the new accounting revenue recognition guidance (ASC 606) effective January 1, 2018. As a result of adoption, the cumulative impact to retained earnings at January 1, 2018 was a net after-tax increase of $3,319 ($4,378 pre-tax). The adoption principally changed the timing of recognition of certain trade promotions and related adjustments thereto which affect net product sales. The comparative prior information has not been restated and continues to be reported under the accounting standards in effect for such period. The adoption of the new standard in 2018 did not have a material effect on 2018 and 2019 results, and management does not believe that it will have a material effect on results in future years. Revenue for net product sales continues to be recognized at a point in time when products are delivered to or picked up by the customer, as designated by customers’ purchase orders, as discussed in Note 1.

Provisions for bad debts are recorded as selling, marketing and administrative expenses. Write-offs of bad debts did not exceed 0.1% of net product sales in each of 2019, 2018 and 2017, and accordingly, have not been significant to the Company’s financial position or results of operations.

Intangible assets

The Company’s intangible assets consist primarily of goodwill and acquired trademarks. In accordance with accounting guidance, goodwill and other indefinite-lived assets, trademarks, are not amortized, but are instead subjected to annual testing for impairment unless certain triggering events or circumstances are noted. The Company performs its annual impairment review and assessment as of December 31. All trademarks have been assessed by management to have indefinite lives because they are expected to generate cash flows indefinitely. The Company reviews and assesses certain trademarks (non-amortizable intangible assets) for impairment by comparing the fair value of each trademark with its carrying value. Current accounting guidance provides entities an option of performing a qualitative assessment (a "step-zero" test) before performing a quantitative analysis. If the entity determines, on the basis of certain qualitative factors, that it is more-likely-than-not that the intangibles (goodwill and certain trademarks) are not impaired, the entity would not need to proceed to the two step impairment testing process (quantitative analysis) as prescribed in the guidance. During fourth quarter 2019, the Company performed a “step zero” test of its goodwill and certain trademarks, and concluded that there was no impairment based on this guidance.

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

Valuation of investments

Investments primarily comprise high quality corporate and municipal (tax-free) bonds, including variable rate demand notes (generally long term bonds where interest rates are reset weekly, and provide a weekly “put” which allows the holder to also sell each week with no loss in principal), which are reviewed for impairment at each reporting period by comparing the carrying value or amortized cost to the fair market value. In the event that an investment security’s fair value is below carrying value or amortized cost, the Company will record an other-than-temporary impairment or a temporary impairment based on accounting guidance. The Company’s investment policy, which guides investment decisions, is focused on high quality investments which mitigates the risk of impairment. The Company does not invest in Level 3 securities, as defined, but may utilize third-party professional valuation firms as necessary to assist in the determination of the value of investments that utilize Level 3 inputs (as defined by guidance) should any of its investments be downgraded to Level 3.

Other matters

In the opinion of management, other than contracts for foreign currency forwards and raw materials, including currency and commodity hedges and outstanding purchase orders for packaging, ingredients, supplies, and operational services, all entered into in the ordinary course of business, the Company does not have any significant contractual obligations or future commitments. The Company’s outstanding contractual commitments as of December 31, 2019, all of which are generally normal and recurring in nature, are summarized in the chart which follows below.

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

In order to address the impact of changes in input and other costs, the Company periodically reviews each item in its product portfolio to ascertain if price realization adjustments or other actions should be taken. These reviews include an evaluation of the risk factors relating to market place acceptance of such changes and their potential effect on future sales volumes. In addition, the estimated cost of packaging modifications associated with weight changes, if applicable, is evaluated. The Company also maintains ongoing cost reduction and productivity improvement programs under which cost savings initiatives are encouraged and progress monitored. The Company is not able to accurately predict the outcome of these cost savings initiatives and their effects on its future results.

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

The potential change in fair value of commodity and foreign currency derivative instruments held by the Company at December 31, 2019, assuming a 10% change in the underlying contract price, was $1,268. The analysis only includes commodity and foreign currency derivative instruments and, therefore, does not consider the offsetting effect of changes in the price of the underlying commodity or foreign currency. This amount is not significant compared with the net earnings and shareholders’ equity of the Company.

Interest rates

Interest rate risks primarily relate to the Company’s investments in marketable securities with maturities dates of generally up to three years.

The majority of the Company’s investments, which are classified as available for sale, have historically been held until their maturity, which limits the Company’s exposure to interest rate fluctuations. The Company also invests in variable rate demand notes which have interest rates which are reset weekly and can be “put back” and sold each week through a remarketing agent, generally a large financial broker, which also substantially eliminates the Company’s exposure to interest rate fluctuations on the principal invested. The accompanying chart summarizes the maturities of the Company’s investments in debt securities at December 31, 2019.

Less than 1 year	$84,163
1 – 2 years	47,940
2 – 3 years	45,189
Total	$177,292

The Company’s outstanding debt at December 31, 2019 and 2018 was $7,500 in an industrial revenue bond in which interest rates reset each week based on the current market rate. Therefore, the Company does not believe that it has significant interest rate risk with respect to its interest bearing debt.

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

Foreign currency

Foreign currency risk principally relates to the Company’s foreign operations in Canada, Mexico and Spain, as well as periodic purchase commitments of machinery and equipment from foreign sources, generally the European Union where the EURO is the currency.

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

From time to time, the Company may use foreign exchange forward contracts and derivative instruments to mitigate its exposure to foreign exchange risks, as well as those related to firm commitments to purchase equipment from foreign vendors. See Note 11 of the Company’s Notes to Consolidated Financial Statements for outstanding foreign exchange forward contracts as of December 31, 2019.

Open Contractual Commitments as of December 31, 2019:

		Less than	1 to 3	3 to 5	More than
Payable in	Total	1 Year	Years	Years	5 Years
Commodity hedges	$7,147	$7,147	$—	$—	$—
Foreign currency hedges	5,533	5,533	—	—	—
Purchase obligations	6,566	6,566	—	—	—
Interest bearing debt	7,500	—	—	—	7,500
Operating leases	1,592	884	708	—	—
Total	$28,338	$20,130	$708	$—	$7,500

Note: Commodity hedges and foreign currency hedges reflect the amounts at which the Company will settle the related contracts. The above amounts exclude deferred income tax liabilities of $47,295, liabilities for uncertain tax positions of $4,240, postretirement health care benefits of $13,743 and noncurrent deferred compensation of $65,973 because the timing of payments relating to these items cannot be reasonably determined.

ITEM 7A.           Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included under the caption “Market Risk” in Item 7 above.

See also Note 1 of the Notes to Consolidated Financial Statements.

ITEM 8.               Financial Statements and Supplementary Data.

Management’s Report on Internal Control Over Financial Reporting

The management of Tootsie Roll Industries, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 (SEC) Rule 13a-15(f). Company management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 as required by SEC Rule 13a-15(c). In making this assessment, the Company used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on the Company’s evaluation under the COSO criteria, Company management concluded that its internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Tootsie Roll Industries, Inc.

Opinions on the financial statements and internal control over financial reporting

We have audited the accompanying consolidated balance sheets of Tootsie Roll Industries, Inc. (a Virginia corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of earnings and retained earnings, comprehensive income, changes in shareholders’ equity, and cash flows for the two years then ended and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the periods ended December 31, 2019 and 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

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

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Trademark Impairment Assessment

As described in Note 1 and Note 13 to the consolidated financial statements, the Company’s consolidated trademark balance was $175 million at December 31, 2019, which is allocated to the Company’s brands that were purchased.  Indefinite-lived trademarks are tested for impairment at least annually.  For several trademarks, a Step 0 approach is used to test for impairment based on relevant qualitative factors, as outlined within ASC 350-20 and 350-30. For the fair value assessment of certain other trademarks where a Step 0 analysis was not considered appropriate, Step 1 impairment testing is performed annually using discounted cash flows, derived from projected revenue, operating margins and estimated discount rates. The determination of the fair value of the trademarks subjected to a Step 1 impairment test requires management to make significant estimates and assumptions related to forecasts of future revenues, operating margins and discount rates.  As disclosed by management, changes in these assumptions could have a significant impact on either the fair value of the trademark, the amount of any trademark charge, or both.

We identified the Step 1 trademark impairment assessment as a critical audit matter, as auditing management’s judgments regarding forecasts of future revenue, operating margin and discount rate involves a high degree of subjectivity.

The primary procedures we performed to address this critical audit matter included:

●	Testing the operating effectiveness of controls relating to management’s impairment tests, including controls over the determination of the fair value of these specific trademarks. Through these tests, we evaluated management’s review controls over the financial projections, including reperformance and approval of the reasonableness of the key assumptions and inputs to the analysis, such as discount rates, growth rates, and key performance indicators such as sales forecast and operating margins.

●	Testing management’s process for determining the fair value of the trademarks. We evaluated the reasonableness of management’s forecasts of future revenue and operating margin by comparing these forecasts to historical operating results for the Company’s similar existing platforms, and whether such assumptions were consistent with evidence obtained in other areas of the audit. Additionally, a sensitivity analysis was performed using a Capital Asset Pricing Model in order to ensure the assumptions used in management’s model fell within reasonable ranges based on third-party industry market data.
●	Utilizing a valuation specialist to assist in evaluating the reasonableness of and testing the methodology used in the Company’s discounted cash flow model for the trademarks and certain significant assumptions, including the discount rate.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2018.

Chicago, Illinois

February 28, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Tootsie Roll Industries, Inc.:

Opinion on the Financial Statements

We have audited the consolidated statements of earnings and retained earnings, comprehensive earnings and cash flows of Tootsie Roll Industries, Inc. and its subsidiaries (the “Company”) for the year ended December 31, 2017, including the related notes and schedule of valuation and qualifying accounts for the year ended December 31, 2017 listed in the accompanying index appearing under Item 15 (a)(2) (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for year ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

March 1, 2018

We served as the Company's auditor from 1968 to 2018.

CONSOLIDATED STATEMENTS OF

Earnings and Retained Earnings

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES	(in thousands except per share data)

	For the year ended December 31,
	2019	2018	2017
Net product sales	$523,616	$515,251	$515,674
Rental and royalty revenue	3,497	3,669	3,615
Total revenue	527,113	518,920	519,289
Product cost of goods sold	329,102	329,880	326,411
Rental and royalty cost	995	867	972
Total costs	330,097	330,747	327,383
Product gross margin	194,514	185,371	189,263
Rental and royalty gross margin	2,502	2,802	2,643
Total gross margin	197,016	188,173	191,906
Selling, marketing and administrative expenses	127,802	117,691	121,484
Earnings from operations	69,214	70,482	70,422
Other income, net	16,190	2,724	14,139
Earnings before income taxes	85,404	73,206	84,561
Provision for income taxes	20,565	16,401	3,907
Net earnings	64,839	56,805	80,654
Less: net earnings (loss) attributable to noncontrolling interests	(81)	(88)	(210)
Net earnings attributable to Tootsie Roll Industries, Inc.	$64,920	$56,893	$80,864

Net earnings attributable to Tootsie Roll Industries, Inc. per share	$0.99	$0.86	$1.21
Average number of shares outstanding	65,474	66,130	66,962

Retained earnings at beginning of period	$33,767	$57,225	$43,833
Net earnings attributable to Tootsie Roll Industries, Inc.	64,920	56,893	80,864
Adopted ASU's (See Note 1)	—	2,726	—
Cash dividends	(23,371)	(22,929)	(22,548)
Stock dividends	(34,507)	(60,148)	(44,924)
Retained earnings at end of period	$40,809	$33,767	$57,225

(The accompanying notes are an integral part of these statements.)

CONSOLIDATED STATEMENTS OF

Comprehensive Earnings

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES	(in thousands)

	For the year ended December 31,
	2019	2018	2017
Net earnings	$64,839	$56,805	$80,654

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	791	103	1,198

Pension and postretirement reclassification adjustments:
Unrealized gains (losses) for the period on postretirement and pension benefits	(1,230)	1,558	(1,009)
Less: reclassification adjustment for (gains) losses to net earnings	(1,522)	(1,324)	(1,462)
Unrealized gains (losses) on postretirement and pension benefits	(2,752)	234	(2,471)

Investments:
Unrealized gains (losses) for the period on investments	3,130	(606)	(300)
Less: reclassification adjustment for (gains) losses to net earnings	34	—	—
Unrealized gains (losses) on investments	3,164	(606)	(300)

Derivatives:
Unrealized gains (losses) for the period on derivatives	451	(2,734)	(1,410)
Less: reclassification adjustment for (gains) losses to net earnings	677	1,630	(107)
Unrealized gains (losses) on derivatives	1,128	(1,104)	(1,517)

Total other comprehensive income (loss), before tax	2,331	(1,373)	(3,090)
Income tax benefit (expense) related to items of other comprehensive income	(354)	349	1,545
Total comprehensive earnings	66,816	55,781	79,109
Comprehensive earnings (loss) attributable to noncontrolling interests	(81)	(88)	(210)
Total comprehensive earnings attributable to Tootsie Roll Industries, Inc.	$66,897	$55,869	$79,319

(The accompanying notes are an integral part of these statements.)

CONSOLIDATED STATEMENTS OF
Financial Position
TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES	(in thousands)

Assets

	December 31,
	2019	2018
CURRENT ASSETS:
Cash and cash equivalents	$138,960	$110,899
Restricted cash	380	388
Investments	100,444	75,140
Accounts receivable trade, less allowances of $1,949 and $1,820	45,044	49,777
Other receivables	3,418	2,941
Inventories:
Finished goods and work-in-process	35,909	32,159
Raw materials and supplies	23,179	22,365
Prepaid expenses	5,996	10,377
Total current assets	353,330	304,046
PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	21,740	21,726
Buildings	122,843	121,780
Machinery and equipment	416,625	401,037
Construction in progress	4,427	3,408
Operating lease right-of-use assets	1,580	—
	567,215	547,951
Less — accumulated depreciation	378,760	361,850
Net property, plant and equipment	188,455	186,101
OTHER ASSETS:
Goodwill	73,237	73,237
Trademarks	175,024	175,024
Investments	153,031	170,409
Split dollar officer life insurance	26,042	26,042
Prepaid expenses and other assets	8,056	11,980
Deferred income taxes	689	522
Total other assets	436,079	457,214
Total assets	$977,864	$947,361

(The accompanying notes are an integral part of these statements.)

(in thousands except per share data)

Liabilities and Shareholders’ Equity

	December 31,
	2019	2018
CURRENT LIABILITIES:
Accounts payable	$12,720	$11,817
Bank loans	747	373
Dividends payable	5,861	5,772
Accrued liabilities	41,611	42,849
Postretirement health care benefits	598	580
Operating lease liabilities	1,062	—
Deferred compensation	16,945	—
Total current liabilities	79,544	61,391
NONCURRENT LIABILITIES:
Deferred income taxes	47,295	43,941
Postretirement health care benefits	13,145	11,871
Industrial development bonds	7,500	7,500
Liability for uncertain tax positions	4,240	3,816
Operating lease liabilities	518	—
Deferred compensation and other liabilities	65,973	68,345
Total noncurrent liabilities	138,671	135,473
TOOTSIE ROLL INDUSTRIES, INC. SHAREHOLDERS’ EQUITY:
Common stock, $.69-4/9 par value — 120,000 shares authorized — 38,836 and 38,544, respectively, issued	26,969	26,767
Class B common stock, $.69-4/9 par value — 40,000 shares authorized — 26,287 and 25,584, respectively, issued	18,254	17,767
Capital in excess of par value	696,059	696,535
Retained earnings	40,809	33,767
Accumulated other comprehensive loss	(20,245)	(22,222)
Treasury stock (at cost) — 90 shares and 88 shares, respectively	(1,992)	(1,992)
Total Tootsie Roll Industries, Inc. shareholders’ equity	759,854	750,622
Noncontrolling interests	(205)	(125)
Total equity	759,649	750,497
Total liabilities and shareholders' equity	$977,864	$947,361

(The accompanying notes are an integral part of these statements.)

CONSOLIDATED STATEMENTS OF
Cash Flows
TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES	(in thousands)

	For the year ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$64,839	$56,805	$80,654
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	18,779	18,669	18,991
Deferred income taxes	2,832	2,063	(2,337)
Impairment of majority-owned foreign subsidiaries	377	1,126	2,371
Amortization of marketable security premiums	1,282	1,755	2,386
Changes in operating assets and liabilities:
Accounts receivable	5,086	(2,445)	(4,012)
Other receivables	(313)	2,220	(3,146)
Inventories	(4,383)	303	1,558
Prepaid expenses and other assets	4,362	9,489	(22,052)
Accounts payable and accrued liabilities	1,080	1,648	(557)
Income taxes payable	4,336	7,953	(11,899)
Postretirement health care benefits	(1,478)	(2,484)	(1,192)
Deferred compensation and other liabilities	3,422	3,827	(17,792)
Net cash provided by operating activities	100,221	100,929	42,973
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(20,258)	(27,612)	(16,673)
Purchases of trading securities	(3,427)	(4,378)	(5,089)
Sales of trading securities	795	1,255	22,396
Purchase of available for sale securities	(67,730)	(78,377)	(89,364)
Sale and maturity of available for sale securities	75,611	64,602	79,410
Net cash used in investing activities	(15,009)	(44,510)	(9,320)
CASH FLOWS FROM FINANCING ACTIVITIES:
Shares purchased and retired	(34,116)	(19,317)	(34,133)
Dividends paid in cash	(23,460)	(22,978)	(22,621)
Proceeds from bank loans	3,582	2,491	2,162
Repayment of bank loans	(3,193)	(2,549)	(2,289)
Net cash used in financing activities	(57,187)	(42,353)	(56,881)
Effect of exchange rate changes on cash	28	501	421
Increase (decrease) in cash and cash equivalents	28,053	14,567	(22,807)
Cash, cash equivalents and restricted cash at beginning of year	111,287	96,720	119,527
Cash, cash equivalents and restricted cash at end of year	$139,340	$111,287	$96,720

Supplemental cash flow information:
Income taxes paid	$13,858	$5,676	$18,854
Interest paid	$121	$112	$68
Stock dividend issued	$70,557	$60,538	$69,739

(The accompanying notes are an integral part of these statements.)

Notes to Consolidated Financial Statements ($ in thousands except per share data)

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 1—SIGNIFICANT ACCOUNTING POLICIES:

Basis of consolidation:

The consolidated financial statements include the accounts of Tootsie Roll Industries, Inc. and its wholly-owned and majority-owned subsidiaries (the Company), which are primarily engaged in the manufacture and sales of candy products. Non-controlling interests relating to majority-owned subsidiaries are reflected in the consolidated financial statements and all significant intercompany transactions have been eliminated. Certain amounts previously reported have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net earnings.

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

Revenue recognition:

The Company’s revenues, primarily net product sales, principally result from the sale of goods, reflect the consideration to which the Company expects to be entitled, generally based on customer purchase orders. The Company records revenue based on a five-step model in accordance with Accounting Standards Codification ("ASC") Topic 606 which became effective January, 1, 2018. Adjustments for estimated customer cash discounts upon payment, discounts for price adjustments, product returns, allowances, and certain advertising and promotional costs, including consumer coupons, are variable consideration and are recorded as a reduction of product sales revenue in the same period the related product sales are recorded. Such estimates are calculated using historical averages adjusted for any expected changes due to current business conditions and experience. A net product sale is recorded when the Company delivers the product to the customer, or in certain instances, the customer picks up the goods at the Company’s distribution center, and thereby obtains control of such product. Amounts billed and due from our customers are classified as accounts receivables trade on the balance sheet and require payment on a short-term basis. Accounts receivable are unsecured. Shipping and handling costs of $49,288, $49,527, and $44,082 in 2019, 2018 and 2017, respectively, are included in selling, marketing and administrative expenses. A minor amount of royalty income (less than 0.2% of our consolidated net sales) is also recognized from sales-based licensing arrangements, pursuant to which revenue is recognized as the third-party licensee sales occur. Rental income (less than 1% of our consolidated net sales) is not considered revenue from contracts from customers.

Leases:

The Company identifies leases by evaluating our contracts to determine if the contract conveys the right to use an identified asset for a stated period of time in exchange for consideration. The Company considers whether it can control the underlying asset and has the right to obtain substantially all of the economic benefits or outputs from the asset. Leases with terms greater than 12 months are classified as either operating or finance leases at the commencement date.  For these leases, we capitalize the present value of the minimum lease payments over the lease terms as a right-of-use asset with an offsetting lease liability. The discount rate used to calculate the present value of the minimum lease payments is typically our incremental borrowing rate, as the rate implicit in the lease is generally not known or determinable. The lease term includes any noncancelable period for which we have the right to use the asset. Currently, all capitalized leases are classified as operating leases and the Company records lease expense on a straight-line basis over the term of the lease.

Cash and cash equivalents:

The Company considers short-term debt securities with an original maturity of three months or less to be cash equivalents. Substantially all cash and cash equivalents are held at a major U.S. money center bank or its foreign branches (Bank of America), or its investment broker affiliate (Merrill Lynch). The Company also holds certificates of deposit (CDs) of U.S. banks selected by this investment broker based on their financial ratings; substantially all such CDs are invested in separate individual banks which are generally not in excess of the Federal Deposit Insurance Corporation (FDIC) limit of $250 per bank. The cash in the Company's U.S. banks (primarily Bank of America) is not fully insured by the FDIC due to the statutory limit of $250. The Company had approximately $9,415 and $15,327 of cash in foreign banks, principally foreign branches of a U.S. bank (Bank of America), at December 31, 2019 and 2018, respectively. The Company's cash in its foreign bank accounts is also not fully insured.

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

Inventories:

Inventories are stated at lower of cost or net realizable value. The cost of substantially all of the Company’s inventories ($55,409 and $50,338 at December 31, 2019 and 2018, respectively) has been determined by the last-in, first-out (LIFO) method. The excess of current cost over LIFO cost of inventories approximates $19,174 and $17,062 at December 31, 2019 and 2018, respectively. The cost of certain foreign inventories ($3,679 and $4,186 at December 31, 2019 and 2018, respectively) has been determined by the first-in, first-out (FIFO) method. Rebates, discounts and other cash consideration received from vendors related to inventory purchases is reflected as a reduction in the cost of the related inventory item, and is, therefore, reflected in cost of sales when the related inventory item is sold.

Property, plant and equipment:

Depreciation is computed for financial reporting purposes by use of the straight-line method based on useful lives of 20 to 40 years for buildings and 5 to 20 years for machinery and equipment. Depreciation expense was $18,779, $18,669 and $18,991 in 2019, 2018 and 2017, respectively.

Carrying value of long-lived assets:

The Company reviews long-lived assets to determine if there are events or circumstances indicating that the amount of the asset reflected in the Company’s balance sheet may not be recoverable. When such indicators are present, the Company compares the carrying value of the long-lived asset, or asset group, to the future undiscounted cash flows of the underlying assets to determine if impairment exists. If applicable, an impairment charge would be recorded to write down the carrying value to its fair value. The determination of fair value involves the use of estimates of future cash flows that involve considerable management judgment and are based upon assumptions about expected future operating performance. The actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance, and economic conditions. In fourth quarter 2019, 2018 and 2017, the Company recorded charges of $377, $1,125 and $2,371, respectively, relating to the impairment of assets of a foreign subsidiary which is included in selling, marketing and administrative expense. Except for the aforementioned, no impairment charges of long-lived assets were recorded by the Company during 2019, 2018 or 2017.

Postretirement health care benefits:

The Company provides certain postretirement health care benefits to a group of “grandfathered” corporate office and management employees. The cost of these postretirement benefits is accrued during the employees’ working careers. See Note 7 of the Company’s Notes to Consolidated Financial Statements for additional information. The Company also provides split dollar life benefits to an executive officer. The Company records an asset equal to the cumulative insurance premiums paid that will be recovered upon the death of the covered executive officer or earlier under the terms of the plan. No premiums were paid in 2019, 2018 or 2017.

Goodwill and indefinite-lived intangible assets:

In accordance with authoritative guidance, goodwill and intangible assets with indefinite lives are not amortized, but rather reviewed and tested for impairment at least annually unless certain interim triggering events or circumstances require more frequent testing. All trademarks have been assessed by management to have indefinite lives because they are expected to generate cash flows indefinitely. Management believes that all assumptions used for the impairment review and testing are consistent with those utilized by market participants performing similar valuations. No impairments of intangibles, including trademarks and goodwill, were recorded in 2019, 2018 or 2017.

Current accounting guidance provides entities an option of performing a qualitative assessment (a "step-zero" test) before performing a quantitative analysis. If the entity determines, on the basis of certain qualitative factors, that it is more-likely-than-not that the intangibles (goodwill and certain trademarks) are not impaired, the entity would not need to proceed to the two step impairment testing process (quantitative analysis) as prescribed in the guidance. During fourth quarter 2019, the Company performed a “step zero” test of its goodwill and certain trademarks, and concluded that there was no impairment based on this guidance. For the fair value assessment of certain trademarks where the “step-zero” analysis was not considered appropriate, impairment testing was performed in fourth quarter 2019 (and fourth quarter 2018) using discounted cash flows and estimated royalty rates. For these trademarks, holding all other assumptions constant at the test date, a 100 basis point increase in the discount rate or a 100 basis point decrease in the royalty rate would reduce the fair value of these trademarks by approximately 16% and 10%, respectively. Individually, a 100 basis point increase in the discount rate may result in potential impairment of up to $2 million.  A 100 basis point decrease in the royalty rate would not result in a potential impairment as of December 31, 2019.

Income taxes:

Deferred income taxes are recorded and recognized for future tax effects of temporary differences between financial and income tax reporting. The Company records valuation allowances in situations where the realization of deferred tax assets is not more-likely-than-not.

Further information regarding U.S. tax reform (U.S. Tax Cuts and Jobs Act) and other income tax matters are included in Note 4 of the Company’s Notes to Consolidated Financial Statements.

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

VEBA trust:

The Company maintains a VEBA trust managed and controlled by the Company, to fund the estimated future costs of certain employee health, welfare and other benefits. The Company made a $20,024 contribution to the VEBA trust in 2017 but no contributions were made to the trust in 2019 or 2018. The Company will be using the VEBA trust funds to pay the actual cost of such benefits through 2022. At December 31, 2019 and 2018, the VEBA trust held $12,085 and $15,921, respectively, of aggregate cash and cash equivalents. This asset value is included in prepaid expenses and long-term other assets in the Company’s Consolidated Statement of Financial Position. These assets are categorized as Level 1 within the fair value hierarchy.

Bank loans:

Bank loans consist of short term (less than 120 days) borrowings by the Company’s Spanish subsidiary that are held by international banks. The weighted-average interest rate as of December 31, 2019 and 2018 was 3.0% and 2.0%, respectively.

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

Recently adopted accounting pronouncements:

At the beginning of 2019, the Company adopted Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases (Subtopic 842), which requires lessees to recognize all leases with a term greater than 12 months on the balance sheet as right-of-use assets and lease liabilities. Upon adoption, the impact was the recognition of $1,482 in right-of-use assets and lease liabilities for operating leases. Subsequent to adoption, the Company obtained $652 of right-of-use assets in exchange for $652 of lease liabilities held as operating leases. The Company adopted ASU 2016-02 utilizing the current-period adjustment method and did not recast comparative periods upon adoption of the new standard.  In addition, we elected certain practical expedients which permitted us to not reassess whether existing contracts are or contain leases, to not reassess the lease classification of any existing leases, to not reassess initial direct costs for any existing leases, and to not separate lease components for all classes of underlying assets.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

Recently issued accounting pronouncements - not yet adopted

In June 2016, the FASB issued ASU No. 2016-13, which replaces the current incurred loss impairment method with a new method that reflects expected credit losses. Under this new model an entity would recognize an impairment allowance equal to its current estimate of credit losses on financial assets measured at amortized cost. ASU 2016-13 is effective for public companies in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Based on the Company's analysis, ASU 2016-13 did not have a material impact on the Company's results of operations and financial condition upon adoption on January 1, 2020.

NOTE 2—ACCRUED LIABILITIES:

Accrued liabilities are comprised of the following:

	December 31,
	2019	2018
Compensation	$10,575	$10,034
Other employee benefits	7,509	7,947
Taxes, other than income	3,170	3,148
Advertising and promotions	14,421	15,125
Other	5,936	6,595
	$41,611	$42,849

NOTE 3—INDUSTRIAL DEVELOPMENT BONDS:

Industrial development bonds are due in 2027. The average floating interest rate, which is reset weekly, was 1.6% and 1.5% in 2019 and 2018, respectively. See Note 10 of the Company’s Notes to Consolidated Financial Statements for fair value disclosures.

NOTE 4—INCOME TAXES:

The domestic and foreign components of pretax income are as follows:

	2019	2018	2017
Domestic	$74,978	$66,253	$76,042
Foreign	10,426	6,953	8,519
	$85,404	$73,206	$84,561

The provision for income taxes is comprised of the following:

	2019	2018	2017
Current:
Federal	$15,133	$12,414	$6,019
State	2,942	1,421	369
	18,075	13,835	6,388
Deferred:
Federal	(543)	(577)	(7,191)
Foreign	2,422	2,685	3,425
State	611	458	1,285
	2,490	2,566	(2,481)
	$20,565	$16,401	$3,907

Significant components of the Company’s net deferred tax liability at year end were as follows:

	December 31,
	2019	2018
Deferred tax assets:
Accrued customer promotions	$198	$913
Deferred compensation	19,432	15,872
Postretirement benefits	3,439	3,119
Other accrued expenses	3,979	4,520
Foreign subsidiary tax loss carry forward	4,584	5,731
Outside basis difference in foreign subsidiary	365	273
Unrealized capital losses	—	472
Deductible state tax depreciation	512	390
Tax credit carry forward	3,059	2,989
	35,568	34,279
Valuation allowance	(4,985)	(3,892)
Total deferred tax assets	$30,583	$30,387
Deferred tax liabilities:
Depreciation	$23,375	$21,637
Deductible goodwill and trademarks	36,591	35,037
Accrued export company commissions	4,367	4,211
Employee benefit plans	2,700	3,539
Inventory reserves	2,526	2,784
Prepaid insurance	710	735
Unrealized capital gains	1,362	—
Deferred foreign exchange gain	260	577
Deferred gain on sale of real estate	5,298	5,286
Total deferred tax liabilities	$77,189	$73,806
Net deferred tax liability	$46,606	$43,419

At December 31, 2019, the Company has benefits related to state tax credit carry-forwards expiring by year as follows: $23 in 2019, $672 in 2020, $784 in 2021, $50 in 2028, $131 in 2029, $213 in 2030, $225 in 2031, $238 in 2032, $211 in 2033 and $205 in 2034. The Company expects that not all the credits will be utilized before their expiration and has provided a valuation allowance for the expired amounts.

At December 31, 2019, the tax benefits of the Company’s Canadian subsidiary tax loss carry-forwards expiring by year are as follows: $617 in 2031.

At December 31, 2018, the amounts of the Company’s Spanish subsidiary loss carry-forwards expiring by year are as follows: $282 in 2026, $60 in 2027, $179 in 2028, $102 in 2029, $310 in 2030, $412 in 2031, $311 in 2032, $125 in 2033, $434 in 2034, $548 in 2035, $797 in 2036 and $407 in 2037. A full valuation allowance has been provided for these Spanish loss carry-forwards as the Company expects that the losses will not be utilized before their expiration.

The effective income tax rate differs from the statutory rate as follows:

	2019	2018	2017
U.S. statutory rate	21.0%	21.0%	35.0%
State income taxes, net	0.5	0.5	1.6
Exempt municipal bond interest	(0.1)	(0.1)	(0.1)
Foreign tax rates	1.4	2.1	0.5
Qualified domestic production activities deduction	—	—	(0.8)
Tax credits receivable	0.5	—	(1.4)
Adjustment of deferred tax balances	0.2	0.1	(24.2)
Reserve for uncertain tax benefits	0.4	(1.0)	(0.3)
Worthless stock deduction	—	—	(3.8)
Other, net	0.2	(0.2)	(1.9)
Effective income tax rate	24.1%	22.4%	4.6%

The Company’s 2017 effective tax rate reflects a deferred tax benefit of $20,318 resulting from the revaluation of its net deferred tax liability related to the reduction of the U.S. corporate income tax rate to 21% for tax years beginning after December 31, 2017 under the 2017 Tax Cuts and Jobs Act as required by accounting guidance.

The 2017 Tax Cuts and Jobs Act changed the United States approach to the taxation of foreign earnings to a territorial system by providing a one hundred percent dividends received deduction for certain qualified dividends received from foreign subsidiaries. This provision of the Act significantly impacts the accounting for the undistributed earnings of foreign subsidiaries and as a result the Company intends to distribute the earnings of its foreign subsidiaries. The costs associated with a future distribution are not material to the Company’s financial statements. After carefully considering these facts, the Company has determined that effective December 31, 2017, it will not be asserting permanent reinvestment of its foreign subsidiaries earnings.

At December 31, 2019 and 2018, the Company had unrecognized tax benefits of $3,678 and $3,339, respectively. Included in this balance is $2,012 and $1,765, respectively, of unrecognized tax benefits that, if recognized, would favorably affect the annual effective income tax rate. As of December 31, 2019 and 2018, $562 and $477, respectively, of interest and penalties were included in the liability for uncertain tax positions.

A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows:

	2019	2018	2017
Unrecognized tax benefits at January 1	$3,339	$4,342	$4,746
Increases in tax positions for the current year	1,164	448	394
Reductions in tax positions for lapse of statute of limitations	(576)	(751)	(793)
Reductions in tax positions for settlements and payments	(249)	—	—
Increases (decreases) in prior period unrecognized tax benefits due to change in judgment	—	(700)	(5)
Unrecognized tax benefits at December 31	$3,678	$3,339	$4,342

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes on the Consolidated Statements of Earnings and Retained Earnings.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company generally remains subject to examination by U.S. federal and state and foreign tax authorities for the years 2016 through 2018. With few exceptions, the Company is no longer subject to examinations by tax authorities for the years 2015 and prior.

NOTE 5—SHARE CAPITAL AND CAPITAL IN EXCESS OF PAR VALUE:

							Capital in
			Class B				Excess
	Common Stock		Common Stock		Treasury Stock		of Par
	Shares	Amount	Shares	Amount	Shares	Amount	Value
	(000’s)		(000’s)		(000’s)
Balance at January 1, 2017	37,701	$26,181	24,221	$16,820	83	$(1,992)	$646,768
Issuance of 3% stock dividend	1,124	781	726	504	2	—	43,477
Conversion of Class B common shares to common shares	56	39	(56)	(39)	—	—	—
Purchase and retirement of common shares	(921)	(640)	—	—	—	—	(33,493)
Balance at December 31, 2017	37,960	26,361	24,891	17,285	85	(1,992)	656,752
Issuance of 3% stock dividend	1,125	781	746	519	3	—	58,688
Conversion of Class B common shares to common shares	53	37	(53)	(37)	—	—	—
Purchase and retirement of common shares	(594)	(412)	—	—	—	—	(18,905)
Balance at December 31, 2018	38,544	26,767	25,584	17,767	88	(1,992)	696,535
Issuance of 3% stock dividend	1,150	798	768	532	2	—	32,999
Conversion of Class B common shares to common shares	65	45	(65)	(45)	—	—	—
Purchase and retirement of common shares	(923)	(641)	—	—	—	—	(33,475)
Balance at December 31, 2019	38,836	$26,969	26,287	$18,254	90	$(1,992)	$696,059

Average shares outstanding and all per share amounts included in the financial statements and notes thereto have been adjusted retroactively to reflect annual three percent stock dividends.

While the Company does not have a formal or publicly announced Company common stock purchase program, the Company’s board of directors periodically authorizes a dollar amount for such share purchases.

Based upon this policy, shares were purchased and retired as follows:

	Total Number of Shares
Year	Purchased (000’s)	Average Price Paid Per Share
2019	923	$36.93
2018	594	$32.48
2017	921	$37.01

NOTE 6—OTHER INCOME, NET:

Other income, net is comprised of the following:

	2019	2018	2017
Interest and dividend income	$4,423	$3,535	$2,851
Gains (losses) on trading securities relating to deferred compensation plans	11,292	(1,103)	9,977
Interest expense	(220)	(181)	(144)
Foreign exchange gains (losses)	(533)	(659)	259
Capital gains (losses)	22	(11)	25
Miscellaneous, net	1,206	1,143	1,171
	$16,190	$2,724	$14,139

NOTE 7—EMPLOYEE BENEFIT PLANS:

Pension plans:

The Company sponsors defined contribution pension plans covering certain non-union employees with over one year of credited service. The Company’s policy is to fund pension costs accrued based on compensation levels. Total pension expense for 2019, 2018 and 2017 approximated $3,114, $2,988 and $3,087, respectively. The Company also maintains certain profit sharing and retirement savings-investment plans. Company contributions in 2019, 2018 and 2017 to these plans were $2,858, $2,734 and $2,512 respectively.

The Company also contributes to a multi-employer defined benefit pension plan for certain of its union employees under a collective bargaining agreement which is as follows:

Plan name: Bakery and Confectionery Union and Industry International Pension Fund

Employer Identification Number and plan number: 52-6118572, plan number 001

Funded Status as of the most recent year available: 51.60% funded as of January 1, 2018

The Company’s contributions to such plan: $2,943, $2,836 and $2,603 in 2019, 2018 and 2017, respectively

Plan status: Critical and declining as of December 31, 2018

Beginning in 2012, the Company received periodic notices from the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union  Pension Plan (Plan), a multi-employer defined benefit pension plan for certain Company union employees, that the Plan’s actuary certified the Plan to be in “critical status”, the “Red Zone”, as defined by the Pension Protection Act (PPA) and the Pension Benefit Guaranty Corporation (PBGC); and that a plan of rehabilitation was adopted by the trustees of the Plan in 2012. During 2015, the Company received new notices that the Plan was reclassified to “critical and declining status”, as defined by the PPA and PBGC, for the plan year beginning January 1, 2015. A designation of “critical and declining status” implies that the Plan is expected to become insolvent in the next 20 years. In 2016, the Company received new notices that the Plan’s trustees adopted an updated Rehabilitation Plan effective January 1, 2016, and all annual notices through 2019 have continued to classify the Plan in the “critical and declining status” category.

The Company has been advised that its withdrawal liability would have been $99,800, $81,600 and $82,200 if it had withdrawn from the Plan during 2019, 2018 and 2017, respectively. Should the Company actually withdraw from the Plan at a future date, a withdrawal liability, which could be higher than the above discussed amounts, could be payable to the Plan.

The amended rehabilitation plan, which continues, requires that employer contributions include 5% compounded annual surcharge increases each year for an unspecified period of time beginning January 2013 (in addition to the 5% interim surcharge initiated in 2012) as well as certain plan benefit reductions. The Company’s pension expense for this Plan for 2019, 2018 and 2017 was $2,961, $2,836 and $2,617, respectively. The aforementioned expense includes surcharges of $948, $811 and $656 in 2019, 2018 and 2017, respectively, as required under the plan of rehabilitation as amended.

The Company is currently unable to determine the ultimate outcome of the above discussed matter and therefore is unable to determine the effects on its consolidated financial statements, but the ultimate outcome or the effects of any modifications to the current rehabilitation plan could be material to its consolidated results of operations or cash flows in one or more future periods.

Deferred compensation:

The Company sponsors three deferred compensation plans for selected executives and other employees: (i) the Excess Benefit Plan, which restores retirement benefits lost due to IRS limitations on contributions to tax-qualified plans, (ii) the Supplemental Plan, which allows eligible employees to defer the receipt of eligible compensation until designated future dates and (iii) the Career Achievement Plan, which provides a deferred annual incentive award to selected executives. Participants in these plans earn a return on amounts due them based on several investment options, which mirror returns on underlying investments (primarily mutual funds). The Company economically hedges its obligations under the plans by investing in the actual underlying investments. These investments are classified as trading securities and are carried at fair value. At December 31, 2019 and 2018, these investments totaled $76,183 and $62,260, respectively. All gains and losses and related investment income from these investments, which are recorded in other income, net, are equally offset by corresponding increases and decreases in the Company’s deferred compensation liabilities.

Postretirement health care benefit plans:

The Company maintains a post-retirement health benefits plan for a group of “grandfathered” corporate employees. The plan as amended in 2013, generally limited future annual cost increases in health benefits to 3%, restricted this benefit to current employees and retirees with long-term service with the Company, and eliminated all post-retirement benefits for future employees effective April 1, 2014. Post-retirement benefits liabilities (as amended) were $13,743 and $12,451 at December 31, 2019 and 2018, respectively.

Amounts recognized in accumulated other comprehensive loss (pre-tax) at December 31, 2019 are as follows:

Prior service credit	$(3,066)
Net actuarial gain	(808)
Net amount recognized in accumulated other comprehensive loss	$(3,874)

The estimated actuarial gain and prior service credit to be amortized from accumulated other comprehensive loss into net periodic benefit income during 2020 are $123 and $1,227, respectively.

The changes in the accumulated postretirement benefit obligation at December 31, 2019 and 2018 consist of the following:

	December 31,
	2019	2018
Benefit obligation, beginning of year	$12,451	$13,497
Service cost	270	337
Interest cost	499	455
Actuarial (gain)/loss	922	(1,409)
Benefits paid	(399)	(429)
Benefit obligation, end of year	$13,743	$12,451

Net periodic postretirement benefit cost (income) included the following components:

	2019	2018	2017
Service cost—benefits attributed to service during the period	$270	$337	$323
Interest cost on the accumulated postretirement benefit obligation	499	455	468
Net amortization	(1,522)	(1,324)	(1,462)
Net periodic postretirement benefit cost (income)	$(753)	$(532)	$(671)

The Company estimates future benefit payments will be $598, $614, $637, $677 and $692 in 2020 through 2024, respectively, and a total of $3,687 in 2025 through 2029.

NOTE 8—COMMITMENTS:

Lease expense aggregated $1,032, $793 and $785 in 2019, 2018 and 2017, respectively. Future operating lease commitments are as follows: $979, $540, and $61 in 2020, 2021 and 2022, respectively.

NOTE 9—SEGMENT AND GEOGRAPHIC INFORMATION:

The Company operates as a single reportable segment encompassing the manufacture and sale of confectionery products. Its principal manufacturing operations are located in the United States and Canada, and its principal market is the United States. The Company also manufactures confectionery products in Mexico, primarily for sale in Mexico, and exports products to Canada and other countries worldwide.

The following geographic data includes net product sales summarized on the basis of the customer location and long-lived assets based on their physical location:

	2019	2018	2017
Net product sales:
United States	$478,790	$471,561	$472,222
Canada, Mexico and Other	44,826	43,690	43,452
	$523,616	$515,251	$515,674
Long-lived assets:
United States	$155,428	$151,770	$145,210
Canada	30,412	31,843	30,823
Mexico and Other	2,615	2,488	2,939
	$188,455	$186,101	$178,972

Sales revenues from Wal-Mart Stores, Inc. aggregated approximately 24.2%, 24.1%, and 24.0% of net product sales during the years ended December 31, 2019, 2018 and 2017, respectively. Sales revenues from Dollar Tree, Inc. (which includes Family Dollar which was acquired by Dollar Tree) aggregated approximately 11.3%, 11.2%, and 10.9% of net product sales during the years ended December 31, 2019, 2018 and 2017, respectively. Some of the aforementioned sales to Wal-Mart and Dollar Tree are sold to McLane Company, a large national grocery wholesaler, which services and delivers certain of the Company’s products to Wal-Mart, Dollar Tree and other retailers in the U.S.A. Net product sales revenues from McLane, which includes these Wal-Mart and Dollar Tree sales as well as sales and deliveries to other Company customers, were 17.7% in 2019 and 17.4% in 2018 and 16.9% in 2017. At December 31, 2019 and 2018, the Company’s three largest customers discussed above accounted for approximately 30% and 31% of total accounts receivable, respectively.

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

As of December 31, 2019 and 2018, the Company held certain financial assets that are required to be measured at fair value on a recurring basis. These include derivative hedging instruments related to the foreign currency forward contracts and purchase of certain raw materials, investments in trading securities and available for sale securities. The Company’s available for sale and trading securities principally consist of corporate and municipal bonds and variable rate demand notes.

The following tables present information about the Company’s financial assets and liabilities measured at fair value as of December 31, 2019 and 2018, and indicate the fair value hierarchy and the valuation techniques utilized by the Company to determine such fair value:

	Estimated Fair Value December 31, 2019
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and equivalents	$138,960	$138,960	$—	$—
Available for sale securities	177,292	3,588	173,704	—
Foreign currency forward contracts	14	—	14	—
Commodity futures contracts, net	121	121	—	—
Trading securities	76,183	48,260	27,923	—
Total assets measured at fair value	$392,570	$190,929	$201,641	$—

	Estimated Fair Value December 31, 2018
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and equivalents	$110,899	$110,899	$—	$—
Available for sale securities	183,289	3,007	180,282	—
Foreign currency forward contracts	(407)	—	(407)	—
Commodity futures contracts, net	(587)	(587)	—	—
Trading securities	62,260	36,753	25,507	—
Total assets measured at fair value	$355,454	$150,072	$205,382	$—

Available for sale securities which utilize Level 2 inputs consist primarily of corporate and municipal bonds and variable rate demand notes, which are valued based on quoted market prices or alternative pricing sources with reasonable levels of price transparency.

A summary of the aggregate fair value, gross unrealized gains, gross unrealized losses, realized losses and amortized cost basis of the Company’s investment portfolio by major security type is as follows:

	December 31, 2019
	Amortized	Fair	Unrealized		Realized
Available for Sale:	Cost	Value	Gains	Losses	Losses
Municipal bonds	$—	$—	$—	$—	$—
Variable rate demand notes	25,845	25,845	—	—	—
Corporate bonds	139,803	140,797	994	—	—
Government securities	3,503	3,588	85	—	—
Certificates of deposit	6,978	7,062	84	—	—
	$176,129	$177,292	$1,163	$—	$—

	December 31, 2018
	Amortized	Fair	Unrealized		Realized
Available for Sale:	Cost	Value	Gains	Losses	Losses
Municipal bonds	$6,173	$5,123	$—	$(1,050)	$—
Variable rate demand notes	20,195	20,195	—	—	—
Corporate bonds	149,795	148,863	—	(932)	—
Government securities	2,979	3,007	28	—	—
Certificates of deposit	6,148	6,101	—	(47)	—
	$185,290	$183,289	$28	$(2,029)	$—

The fair value of the Company’s industrial revenue development bonds at December 31, 2019 and 2018 were valued using Level 2 inputs which approximates the carrying value of $7,500 for both periods. Interest rates on these bonds reset weekly based on current market conditions.

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

Changes in the fair value of the Company’s cash flow hedges are recorded in accumulated other comprehensive loss, net of tax, and are reclassified to earnings in the periods in which earnings are affected by the hedged item. Substantially all amounts reported in accumulated other comprehensive loss for commodity derivatives are expected to be reclassified to cost of goods sold. Approximately $121 of this accumulated comprehensive gain is expected to be charged to earnings in 2020. Approximately $14 in accumulated other comprehensive gain for foreign currency derivatives is expected to be reclassified to other income, net in 2020.

The following table summarizes the Company’s outstanding derivative contracts and their effects on its Consolidated Statements of Financial Position at December 31, 2019 and 2018:

	December 31, 2019
	Notional
	Amounts	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign currency forward contracts	$5,533	$14	$—
Commodity futures contracts	7,147	205	(84)
Total derivatives		$219	$(84)

	December 31, 2018
	Notional
	Amounts	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign currency forward contracts	$11,050	$—	$(407)
Commodity futures contracts	9,580	92	(679)
Total derivatives		$92	$(1,086)

The effects of derivative instruments on the Company’s Consolidated Statement of Earnings, Comprehensive Earnings and Retained Earnings for years ended December 31, 2019 and 2018 are as follows:

	For Year Ended December 31, 2019
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings
Foreign currency forward contracts	$359	$(62)	$—
Commodity futures contracts	92	(615)	—
Total	$451	$(677)	$—

	For Year Ended December 31, 2018
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings
Foreign currency forward contracts	$(418)	$67	$—
Commodity futures contracts	(2,316)	(1,697)	—
Total	$(2,734)	$(1,630)	$—

NOTE 12—ACCUMULATED OTHER COMPREHENSIVE LOSS:

The following table sets forth information with respect to accumulated other comprehensive earnings (loss):

						Accumulated
	Foreign		Foreign		Postretirement	Other
	Currency		Currency	Commodity	and Pension	Comprehensive
	Translation	Investments	Derivatives	Derivatives	Benefits	Earnings (Loss)
Balance at December 31, 2017	$(24,262)	$(889)	$51	$20	$3,289	$(21,791)
Other comprehensive earnings (loss) before reclassifications	103	(459)	(318)	(1,754)	1,172	(1,256)
Reclassifications from accumulated other comprehensive loss	—	—	(51)	1,286	(1,003)	232
Other comprehensive earnings (loss) net of tax	103	(459)	(369)	(468)	169	(1,024)
Adoption of ASU 2018-02	-	(168)	9	4	748	593
Balance at December 31, 2018	$(24,159)	$(1,516)	$(309)	$(444)	$4,206	$(22,222)
Other comprehensive earnings (loss) before reclassifications	791	2,372	272	70	(914)	2,591
Reclassifications from accumulated other comprehensive loss	—	26	47	466	(1,153)	(614)
Other comprehensive earnings (loss) net of tax	791	2,398	319	536	(2,067)	1,977
Balance at December 31, 2019	$(23,368)	$882	$10	$92	$2,139	$(20,245)

The amounts reclassified from accumulated other comprehensive income (loss) consisted of the following:

Details about Accumulated Other	Year to Date Ended
Comprehensive Income Components	December 31, 2019	December 31, 2018	Location of (Gain) Loss Recognized in Earnings
Investments	$34	$-	Other income, net
Foreign currency derivatives	62	(67)	Other income, net
Commodity derivatives	615	1,697	Product cost of goods sold
Postretirement and pension benefits	(1,522)	(1,324)	Other income, net
Total before tax	(811)	306
Tax expense (benefit)	197	(74)
Net of tax	$(614)	$232

NOTE 13—GOODWILL AND INTANGIBLE ASSETS:

All of the Company’s intangible indefinite-lived assets are trademarks.

The changes in the carrying amount of trademarks for 2019 and 2018 were as follows:

	2019	2018
Original cost	$193,767	$193,767
Accumulated impairment losses as of January 1	(18,743)	(18,743)
Balance at January 1	$175,024	$175,024
Current year impairment losses	—	—
Balance at December 31	$175,024	$175,024
Accumulated impairment losses as of December 31	$(18,743)	$(18,743)

The fair value of indefinite-lived intangible assets was primarily assessed using the present value of estimated future cash flows and relief-from-royalty method.

The Company has no accumulated impairment losses of goodwill.

Note 14 — LEASES

The Company leases certain buildings, land and equipment that are classified as operating leases. These leases have remaining lease terms of up to approximately 3 years.  In the fourth quarter and twelve months of 2019, operating lease cost and cash paid for operating lease liabilities totaled $258 and $1,004, respectively, which is classified in cash flows from operating activities.  As of December 31 2019, operating lease right-of-use assets and operating lease liabilities were both $1,580. The weighted-average remaining lease term related to these operating leases was 1.6 years as of December 31, 2019. The weighted-average discount rate related to our operating leases was 3.1% as of December 31, 2019. Maturities of operating lease liabilities at December 31, 2019 are as follows: $979 in 2020, $540 in 2021, and $61 in 2022.

The Company, as lessor, rents certain commercial real estate to third party lessees. The cost and accumulated depreciation related to these leased properties were $36,378 and $10,252, respectively, as of December 31, 2019. Terms of such leases, including renewal options, may be extended for up to sixty years, many of which provide for periodic adjustment of rent payments based on changes in consumer or other price indices. The Company recognizes lease income on a straight-line basis over the lease term. Lease income in fourth quarter and twelve months 2019 was $718 and $2,951, respectively, and is classified in cash flows from operating activities.

NOTE 15—QUARTERLY FINANCIAL DATA (UNAUDITED):

	(Thousands of dollars except per share data)
	First	Second	Third	Fourth	Year
2019
Net product sales	$101,019	$106,021	$181,913	$134,663	$523,616
Product gross margin	36,163	40,076	69,046	49,229	194,514
Net earnings attributable to Tootsie Roll Industries, Inc.	8,955	11,556	29,854	14,555	64,920
Net earnings attributable to Tootsie Roll Industries, Inc. per share	0.14	0.18	0.46	0.22	0.99

2018
Net product sales	$100,859	$105,623	$181,505	$127,264	$515,251
Product gross margin	35,025	38,142	66,259	45,945	185,371
Net earnings attributable to Tootsie Roll Industries, Inc.	8,125	10,489	26,104	12,175	56,893
Net earnings attributable to Tootsie Roll Industries, Inc. per share	0.12	0.16	0.40	0.18	0.86

Net earnings per share is based upon average outstanding shares as adjusted for 3%stock dividends issued during the second quarter of each year as discussed above. The sum of the quarterly per share amounts may not equal annual amounts due to rounding.

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

Internal Control over Financial Reporting

(a)See “Management’s Report on Internal Control Over Financial Reporting,” included in Item 8 “Financial Statements and Supplementary Data,” which is incorporated herein by reference.

(b)See “Report of Independent Registered Public Accounting Firm” included in Item 8 “Financial Statements and Supplementary Data” for the attestation report of the Company’s independent registered public accounting firm, which is incorporated herein by reference.

(c)There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.            Other Information.

None.

PART III

ITEM 10.             Directors, Executive Officers and Corporate Governance.

See the information with respect to the Directors of the Company which is set forth in the section entitled “Election of Directors” of the 2020 Proxy Statement, which section of the 2020 Proxy Statement is incorporated herein by reference. See the information in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s 2020 Proxy Statement, which section is incorporated herein by reference.

The following table sets forth the information with respect to the executive officers of the Company:

Name	Position (1)	Age

Ellen R. Gordon*	Chairman of the Board and Chief Executive Officer	88

G. Howard Ember Jr.	Vice President/Finance	67

Stephen P. Green	Vice President/Manufacturing	61

Thomas E. Corr	Vice President/Marketing and Sales	71

Barry P. Bowen	Treasurer	64

*      A member of the Board of Directors of the Company.

(1)	All of the above named officers have served in the positions set forth in the table as their principal occupations for more than the past five years except for Mrs. Gordon and Mr. Green who were appointed to their current positions on January 20, 2015 and January 16, 2017, respectively. Thomas E. Corr retired effective December 31, 2019, and Kenneth Naylor was promoted to Vice President/Marketing and Sales effective January 1, 2020.

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

ITEM 11.             Executive Compensation.

See the information set forth in the sections entitled “Executive Compensation” and “Director Compensation” of the Company’s 2020 Proxy Statement, which are incorporated herein by reference.

ITEM 12.             Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

For information with respect to the beneficial ownership of the Company’s common stock and Class B common stock by the beneficial owners of more than 5% of said shares and by the management of the Company, see the sections entitled “Ownership of Common Stock and Class B Common Stock by Certain Beneficial Owners” and “Ownership of Common Stock and Class B Common Stock by Management” of the 2020 Proxy Statement. These sections of the 2020 Proxy Statement are incorporated herein by reference. The Company does not have any compensation plans under which equity securities of the Company are authorized for issuance.

ITEM 13.             Certain Relationships and Related Transactions, and Director Independence.

See the section entitled “Related Person Transactions” of the 2020 Proxy Statement, which is incorporated herein by reference.

The Company’s board of directors has determined that its non-management directors, Mr. Seibert and Ms. Wardynski and Ms. Lewis-Brent, are independent under the New York Stock Exchange listing standards because they have no direct or indirect relationship with the Company other than through their service on the Board of Directors.

ITEM 14.             Principal Accounting Fees and Services.

See the section entitled “Independent Auditor Fees and Services” of the 2020 Proxy Statement, which is incorporated herein by reference.

ITEM 15.             Exhibits, Financial Statement Schedules.

(a) Financial Statements.

(1) The following financial statements are included in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Earnings and Retained Earnings for each of the three years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Comprehensive Earnings for each of the three years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Financial Position at December 31, 2019 and 2018

Consolidated Statements of Cash Flows for each of the three years ended in the period December 31, 2019, 2018 and 2017

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules.

The financial statement schedule included in this Form 10-K is Schedule II - Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2019, 2018 and 2017 (see Schedule II immediately following ITEM 16 of this Form 10-K).

(3) Exhibits required by Item 601 of Regulation S-K:

See Index to Exhibits which appears following Financial Schedule II.

ITEM 16. Form 10-K Summary.

None.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS (in thousands)

DECEMBER 31, 2019, 2018 and 2017

		Additions
		(reductions)
	Balance at	charged		Balance at
	beginning	(credited) to		End of
Description	of year	expense	Deductions(1)	Year

2019:
Reserve for bad debts	$1,128	$676	$467	$1,337
Reserve for cash discounts	692	9,482	9,562	612
Deferred tax asset valuation	3,892	1,093	—	4,985
	$5,712	$11,251	$10,029	$6,934

2018:
Reserve for bad debts	$1,197	$38	$107	$1,128
Reserve for cash discounts	724	9,122	9,154	692
Deferred tax asset valuation	3,269	623	—	3,892
	$5,190	$9,783	$9,261	$5,712

2017:
Reserve for bad debts	$1,225	$27	$55	$1,197
Reserve for cash discounts	659	9,268	9,203	724
Deferred tax asset valuation	2,317	952	—	3,269
	$4,201	$10,247	$9,258	$5,190

(1)	Deductions against reserve for bad debts consist of accounts receivable written off net of recoveries and exchange rate movements. Deductions against reserve for cash discounts consist of allowances to customers.

INDEX TO EXHIBITS

3.1	Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.

3.2	Amendment to Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

3.3	Amended and Restated By-Laws. Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

4.1	Specimen Class B Common Stock Certificate. Incorporated by reference to Exhibit 1.1 of the Company’s Registration Statement on Form 8-A dated February 29, 1988.
4.2	Description of Common Stock.

10.1*	Excess Benefit Plan. Incorporated by reference to Exhibit 10.8.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1990.

10.2*	Amended and Restated Career Achievement Plan of the Company. Incorporated by reference to Exhibit 10.8.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

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

21	List of Subsidiaries of the Company.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*Management compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Tootsie Roll Industries, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOOTSIE ROLL INDUSTRIES, INC.

By:	Ellen R. Gordon
Ellen R. Gordon, Chairman of the Board of Directors and Chief Executive Officer

Date:	February 28, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Ellen R. Gordon	Chairman of the Board of Directors and Chief Executive Officer	February 28, 2020
Ellen R. Gordon	(principal executive officer)

Paula M. Wardynski	Director	February 28, 2020
Paula M. Wardynski

Lana Jane Lewis-Brent	Director	February 28, 2020
Lana Jane Lewis-Brent

Barre A. Seibert	Director	February 28, 2020
Barre A. Seibert

G. Howard Ember, Jr.	Vice President, Finance	February 28, 2020
G. Howard Ember, Jr.	(principal financial officer and principal accounting officer)