Form 10-Q
period 2020-03-31
TOOTSIE ROLL INDUSTRIES INC
filed 2020-05-08
CIK 98677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (March 31, 2020).

Class	Outstanding

Common Stock, $0.69-4/9 par value	39,769,401
Class B Common Stock, $0.69-4/9 par value	27,037,401

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, par value $0.69-4/9 per share	TR	New York Stock Exchange

TOOTSIE ROLL INDUSTRIES, INC.

MARCH 31, 2020

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See “Forward-Looking Statements” under Part I — Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands) (Unaudited)

	March 31, 2020	December 31, 2019	March 31, 2019

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$139,067	$138,960	$77,670
Restricted cash	373	380	380
Investments	77,510	100,444	81,986
Accounts receivable trade, less allowances of $1,887, $1,949 and $1,696	36,006	45,044	43,868
Other receivables	3,446	3,418	3,282
Inventories:
Finished goods and work-in-process	46,683	35,909	40,004
Raw materials and supplies	24,974	23,179	25,675
Prepaid expenses	6,231	5,996	7,111
Total current assets	334,290	353,330	279,976

PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	21,627	21,740	21,727
Buildings	122,598	122,843	121,788
Machinery and equipment	414,526	416,625	401,375
Construction in progress	7,669	4,427	7,349
Operating lease right-of-use assets	1,388	1,580	1,370
	567,808	567,215	553,609
Less - accumulated depreciation	381,850	378,760	366,601
Net property, plant and equipment	185,958	188,455	187,008

OTHER ASSETS:
Goodwill	73,237	73,237	73,237
Trademarks	175,024	175,024	175,024
Investments	153,287	153,031	187,218
Split dollar officer life insurance	26,042	26,042	26,042
Prepaid expenses and other assets	7,555	8,056	11,469
Deferred income taxes	534	689	530
Total other assets	435,679	436,079	473,520
Total assets	$955,927	$977,864	$940,504

(The accompanying notes are an integral part of these statements.)

(in thousands except per share data) (Unaudited)

	March 31, 2020	December 31, 2019	March 31, 2019

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$15,991	$12,720	$13,520
Bank loans	781	747	755
Dividends payable	160	5,861	176
Accrued liabilities	38,424	41,611	37,302
Postretirement health care benefits	598	598	580
Operating lease liabilities	1,063	1,062	716
Deferred compensation	16,751	16,945	-
Income taxes payable	3,418	-	-
Total current liabilities	77,186	79,544	53,049

NONCURRENT LIABILITIES:
Deferred income taxes	45,755	47,295	44,553
Postretirement health care benefits	13,206	13,145	11,954
Industrial development bonds	7,500	7,500	7,500
Liability for uncertain tax positions	3,697	4,240	3,901
Operating lease liabilities	325	518	654
Deferred compensation and other liabilities	56,737	65,973	74,233
Total noncurrent liabilities	127,220	138,671	142,795

TOOTSIE ROLL INDUSTRIES, INC. SHAREHOLDERS’ EQUITY:
Common stock, $.69-4/9 par value - 120,000 shares authorized; 39,769, 38,836 and 39,418, respectively, issued	27,617	26,969	27,374
Class B common stock, $.69-4/9 par value - 40,000 shares authorized; 27,037, 26,287 and 26,342, respectively, issued	18,776	18,254	18,293
Capital in excess of par value	729,673	696,059	719,212
Retained earnings	3,197	40,809	2,459
Accumulated other comprehensive loss	(25,539)	(20,245)	(20,518)
Treasury stock (at cost) - 93, 90 and 90 shares, respectively	(1,992)	(1,992)	(1,992)
Total Tootsie Roll Industries, Inc. shareholders’ equity	751,732	759,854	744,828
Noncontrolling interests	(211)	(205)	(168)
Total equity	751,521	759,649	744,660
Total liabilities and shareholders’ equity	$955,927	$977,864	$940,504

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

EARNINGS AND RETAINED EARNINGS

(in thousands except per share amounts) (Unaudited)

	Year to Date Ended
	March 31, 2020	March 31, 2019

Net product sales	$102,803	$101,019
Rental and royalty revenue	958	958
Total revenue	103,761	101,977
Product cost of goods sold	66,443	64,856
Rental and royalty cost	302	255
Total costs	66,745	65,111
Product gross margin	36,360	36,163
Rental and royalty gross margin	656	703
Total gross margin	37,016	36,866
Selling, marketing and administrative expenses	16,272	31,108
Earnings from operations	20,744	5,758
Other income (loss), net	(5,494)	6,017
Earnings before income taxes	15,250	11,775
Provision for income taxes	3,274	2,864
Net earnings	11,976	8,911
Less: net earnings (loss) attributable to noncontrolling interests	(6)	(44)
Net earnings attributable to Tootsie Roll Industries, Inc.	$11,982	$8,955

Net earnings attributable to Tootsie Roll Industries, Inc. per share	$0.18	$0.13
Dividends per share *	$0.09	$0.09

Average number of shares outstanding	66,875	67,814

Retained earnings at beginning of period	$40,809	$33,767
Net earnings attributable to Tootsie Roll Industries, Inc.	11,982	8,955
Cash dividends	(5,841)	(5,757)
Stock dividends	(43,753)	(34,506)
Retained earnings at end of period	$3,197	$2,459

*Does not include 3% stock dividend to shareholders of record on 3/3/20 and 3/5/19.

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS

(in thousands except per share amounts) (Unaudited)

	Quarter Ended
	March 31, 2020	March 31, 2019

Net earnings	$11,976	$8,911

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(3,674)	391

Pension and postretirement reclassification adjustments:
Unrealized gains (losses) for the period on postretirement and pension benefits	-	-
Less: reclassification adjustment for (gains) losses to net earnings	(338)	(381)
Unrealized gains (losses) on postretirement and pension benefits	(338)	(381)

Investments:
Unrealized gains (losses) for the period on investments	(1,091)	1,467
Less: reclassification adjustment for (gains) losses to net earnings	-	-
Unrealized gains (losses) on investments	(1,091)	1,467

Derivatives:
Unrealized gains (losses) for the period on derivatives	(961)	550
Less: reclassification adjustment for (gains) losses to net earnings	253	96
Unrealized gains (losses) on derivatives	(708)	646

Total other comprehensive income (loss), before tax	(5,811)	2,123
Income tax benefit (expense) related to items of other comprehensive income	517	(419)
Total comprehensive earnings	6,682	10,615
Comprehensive earnings (loss) attributable to noncontrolling interests	(6)	(44)
Total comprehensive earnings attributable to Tootsie Roll Industries, Inc.	$6,688	$10,659

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Year to Date Ended
	March 31, 2020	March 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$11,976	$8,911
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation	4,647	4,666
Deferred income taxes	(1,013)	149
Amortization of marketable security premiums	217	353
Changes in operating assets and liabilities:
Accounts receivable	8,205	5,927
Other receivables	(197)	(267)
Inventories	(13,676)	(11,100)
Prepaid expenses and other assets	172	983
Accounts payable and accrued liabilities	1,422	(2,770)
Income taxes payable	2,983	2,930
Postretirement health care benefits	(276)	(150)
Deferred compensation and other liabilities	121	924
Net cash provided by operating activities	14,581	10,556
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,737)	(4,683)
Purchases of trading securities	(2,287)	(2,360)
Sales of trading securities	380	362
Purchase of available for sale securities	(21,312)	(20,919)
Sale and maturity of available for sale securities	35,217	5,379
Net cash from (used in) investing activities	8,261	(22,221)
CASH FLOWS FROM FINANCING ACTIVITIES:
Shares purchased and retired	(8,809)	(10,519)
Dividends paid in cash	(11,703)	(11,530)
Proceeds from bank loans	928	941
Repayment of bank loans	(880)	(544)
Net cash used in financing activities	(20,464)	(21,652)
Effect of exchange rate changes on cash	(2,278)	80
Increase (Decrease) in cash and cash equivalents	100	(33,237)
Cash, cash equivalents and restricted cash at beginning of year	139,340	111,287
Cash, cash equivalents and restricted cash at end of quarter	$139,440	$78,050
Supplemental cash flow information:
Income taxes paid/(received), net	$794	$(20)
Interest paid	$23	$31
Stock dividend issued	$63,402	$70,557

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(in thousands except per share amounts) (Unaudited)

Note 1 — Significant Accounting Policies

General Information

Foregoing data has been prepared from the unaudited financial records of Tootsie Roll Industries, Inc. (the Company) and in the opinion of Management all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the interim period have been reflected. Certain amounts previously reported have been reclassified to conform to the current year presentation. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”).

Results of operations for the period ended March 31, 2020 are not necessarily indicative of results to be expected for the year to end December 31, 2020 because of the seasonal nature of the Company’s operations. Historically, the third quarter has been the Company’s largest sales quarter due to pre-Halloween sales.

Due to the adverse effects of the Covid-19 pandemic on the overall economy, the Company has experienced a significant decline in customer orders and sales in second quarter 2020, and expects this trend to adversely affect net earnings in second quarter 2020 and may affect the third and fourth quarters in 2020 as well. The effects of Covid-19 are unprecedented, and therefore the Company is unable to ascertain the effects on its sales and net earnings for the balance of 2020.

Revenue Recognition

The Company’s revenues, primarily net product sales, principally result from the sale of goods, reflect the consideration to which the Company expects to be entitled generally based on customer purchase orders. The Company records revenue based on a five-step model in accordance with Accounting Standards Codification ("ASC") Topic 606 which became effective January, 1, 2018. Adjustments for estimated customer cash discounts upon payment, discounts for price adjustments, product returns, allowances, and certain advertising and promotional costs, including consumer coupons, are variable consideration and are recorded as a reduction of product sales revenue in the same period the related product sales are recorded. Such estimates are calculated using historical averages adjusted for any expected changes due to current business conditions and experience. A net product sale is recorded when the Company delivers the product to the customer, or in certain instances, the customer picks up the goods at the Company’s distribution center, and thereby obtains control of such product. Amounts billed and due from our customers are classified as accounts receivable trade on the balance sheet and require payment on a short-term basis. Accounts receivable trade are unsecured. Shipping and handling costs of $10,672 and $11,032 in first quarter 2020 and 2019, respectively, are included in selling, marketing and administrative expenses. A minor amount of royalty income (less than 0.2% of our consolidated net sales) is also recognized from sales-based licensing arrangements, pursuant to which revenue is recognized as the third-party licensee sales occur. Rental income (less than 1% of our consolidated net sales) is not considered revenue from contracts from customers.

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

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, (ASC Topic 326) which replaces the current incurred loss impairment method with a new method that reflects expected credit losses. Subsequent to the issuance of ASC Topic 326, the FASB clarified and amended guidance through several Accounting Standard Updates; hereinafter the collection of credit loss guidance is referred to as “ASC Topic 326”. Under this new guidance an entity would recognize an impairment allowance equal to its current estimate of credit losses on financial assets measured at amortized cost. The Company adopted ASU 2016-13 and related amendments (ASC Topic 326) on January 1, 2020. The adoption of this ASC did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements - Not Yet Adopted

In December 2019, the FASB issued ASU No. 2019-12 which is designed to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. ASU No. 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years; this ASU allows for early adoption in any interim period after issuance of the update. The Company is currently assessing the impact this ASU will have on its consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04 which provides optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. We are currently evaluating our contracts and the optional expedients provided by the new standard.

Note 2 — Average Shares Outstanding

The average number of shares outstanding for first quarter 2020 reflects aggregate stock purchases of 260 shares for $8,809 and a 3% stock dividend of 1,942 shares distributed on April 3, 2020. The average number of shares outstanding for first quarter 2019 reflects aggregate stock purchases of 285 shares for $10,519 and a 3% stock dividend of 1,914 shares distributed on April 5, 2019.

Note 3 — Income Taxes

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company remains subject to examination by U.S. federal and state and foreign tax authorities for the years 2016 through 2018. The Company’s consolidated effective income tax rate was 21.5% and 24.3% in first quarter 2020 and 2019, respectively. The lower tax rate in first quarter 2020 principally reflects lower state income tax expense.

NOTE 4—Share Capital and Capital In Excess of Par Value:

							Capital in
			Class B				Excess
	Common Stock		Common Stock		Treasury Stock		of Par
	Shares	Amount	Shares	Amount	Shares	Amount	Value
	(000’s)		(000’s)		(000’s)
Balance at December 31, 2019	38,836	$26,969	26,287	$18,254	90	$(1,992)	$696,059
Issuance of 3% stock dividend	1,157	803	786	547	3	—	42,243
Conversion of Class B common shares to common shares	36	25	(36)	(25)	—	—	—
Purchase and retirement of common shares and other	(260)	(180)	—	—	—	—	(8,629)
Balance at March 31, 2020	39,769	$27,617	27,037	$18,776	93	$(1,992)	$729,673

Balance at December 31, 2018	38,544	$26,767	25,584	$17,767	88	$(1,992)	$696,535
Issuance of 3% stock dividend	1,150	798	767	532	2	—	32,999
Conversion of Class B common shares to common shares	9	6	(9)	(6)	—	—	—
Purchase and retirement of common shares and other	(285)	(197)	—	—	—	—	(10,322)
Balance at March 31, 2019	39,418	$27,374	26,342	$18,293	90	$(1,992)	$719,212

Note 5 — Fair Value Measurements

Current accounting guidance defines fair value as the price that would be received on the sale of an asset, or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Guidance requires disclosure of the extent to which fair value is used to measure financial assets and liabilities, the inputs utilized in calculating valuation measurements, and the effect of the measurement of significant unobservable inputs on earnings, or changes in net assets, as of the measurement date. Guidance establishes a three-level valuation hierarchy based upon the transparency of inputs utilized in the measurement and valuation of financial assets or liabilities as of the measurement date. Level 1 inputs include quoted prices for identical instruments and are the most observable. Level 2 inputs include quoted prices for similar assets and observable inputs such as interest rates, foreign currency exchange rates, commodity rates and yield curves. Level 3 inputs are not observable in the market and include Management’s own judgments about the assumptions market participants would use in pricing the asset or liability. The use of observable and unobservable inputs are reflected in the hierarchy assessment disclosed in the table below.

As of March 31, 2020, December 31, 2019 and March 31, 2019, the Company held certain financial assets that are required to be measured at fair value on a recurring basis. These included derivative hedging instruments related to the purchase of certain raw materials and foreign currencies, investments in trading securities and available for sale securities. The Company’s available for sale securities principally consist of corporate bonds.

The following table presents information about the Company’s financial assets and liabilities measured at fair value as of March 31, 2020, December 31, 2019 and March 31, 2019 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Estimated Fair Value March 31, 2020
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$139,067	$139,067	$-	$-
Available for sale securities	162,080	3,441	158,639	-
Foreign currency forward contracts	(93)	-	(93)	-
Commodity futures contracts	(480)	(480)	-	-
Trading securities	68,717	41,692	27,025	-
Total assets measured at fair value	$369,291	$183,720	$185,571	$-

	Estimated Fair Value December 31, 2019
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$138,960	$138,960	$-	$-
Available for sale securities	177,292	3,588	173,704	-
Foreign currency forward contracts	14	-	14	-
Commodity futures contracts, net	121	121	-	-
Trading securities	76,183	48,260	27,923	-
Total assets measured at fair value	$392,570	$190,929	$201,641	$-

	Estimated Fair Value March 31, 2019
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$77,670	$77,670	$-	$-
Available for sale securities	199,944	3,041	196,903	-
Foreign currency forward contracts	(197)	-	(197)	-
Commodity futures contracts	(151)	(151)	-	-
Trading securities	69,260	42,866	26,394	-
Total assets measured at fair value	$346,526	$123,426	$223,100	$-

The fair value of the Company’s industrial revenue development bonds at March 31, 2020, December 31, 2019 and March 31, 2019 were valued using Level 2 inputs which approximates the carrying value of $7,500 for the respective periods. Interest rates on these bonds are reset weekly based on current market conditions.

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

Changes in the fair value of the Company’s cash flow hedges are recorded in accumulated other comprehensive loss, net of tax, and are reclassified to earnings in the periods in which earnings are affected by the hedged item. Substantially all amounts reported in accumulated other comprehensive loss for commodity derivatives are expected to be reclassified to cost of goods sold. Approximately $331 and $149 of this accumulated comprehensive loss is expected to be reclassified as a charge to earnings in 2020 and 2021, respectively. Approximately $(175), $47 and $35 reported in accumulated other comprehensive gain (loss) for foreign currency derivatives are expected to be reclassified to other income, net in 2020, 2021 and 2022, respectively.

The following table summarizes the Company’s outstanding derivative contracts and their effects on its Condensed Consolidated Statements of Financial Position at March 31, 2020, December 31, 2019 and March 31, 2019:

	March 31, 2020
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$11,342	$117	$(210)
Commodity futures contracts	3,955	1	(481)
Total derivatives		$118	$(691)

	December 31, 2019
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$5,533	$14	$—
Commodity futures contracts	7,147	205	(84)
Total derivatives		$219	$(84)

	March 31, 2019
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$11,050	$-	$(197)
Commodity futures contracts	7,158	213	(364)
Total derivatives		$213	$(561)

The effects of derivative instruments on the Company’s Condensed Consolidated Statements of Earnings and Retained Earnings and the Condensed Consolidated Statements of Comprehensive Earnings for periods ended March 31, 2020 and March 31, 2019 are as follows:

	For Quarter Ended March 31, 2020
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$(205)	$(98)	$-
Commodity futures contracts	(756)	(155)	-
Total	$(961)	$(253)	$-

	For Quarter Ended March 31, 2019
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$210	$-	$-
Commodity futures contracts	340	(96)	-
Total	$550	$(96)	$-

Note 7 — Pension Plans

Beginning in 2012, the Company received periodic notices from the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union  Pension Plan (Plan), a multi-employer defined benefit pension plan for certain Company union employees, that the Plan’s actuary certified the Plan to be in “critical status”, the “Red Zone”, as defined by the Pension Protection Act (PPA) and the Pension Benefit Guaranty Corporation (PBGC); and that a plan of rehabilitation was adopted by the trustees of the Plan in 2012. During 2015, the Company received new notices that the Plan was reclassified to “critical and declining status”, as defined by the PPA and PBGC, for the plan year beginning January 1, 2015. A designation of “critical and declining status” implies that the Plan is expected to become insolvent in the next 20 years. In 2016, the Company received new notices that the Plan’s trustees adopted an updated Rehabilitation Plan effective January 1, 2016, and all annual notices through 2020 have continued to classify the Plan in the “critical and declining status” category.

The Company has been advised that its withdrawal liability would have been $99,800, $81,600 and $82,200 if it had withdrawn from the Plan during 2019, 2018 and 2017, respectively. Should the Company actually withdraw from the Plan at a future date, a withdrawal liability, which could be higher than the above discussed amounts, could be payable to the Plan.

The amended rehabilitation plan requires that employer contributions include 5% compounded annual surcharge increases each year for an unspecified period of time beginning January 2013 (in addition to the 5% interim surcharge initiated in June 2012) as well as certain plan benefit reductions. The Company’s pension expense for this Plan for first quarter 2020 and 2019 was $685 and $574, respectively ($2,961 and $2,836 for twelve months 2019 and 2018, respectively). The aforementioned expense includes surcharges of $241 and $184 for first quarter 2020 and 2019, respectively ($948 and $811 for twelve months 2019 and 2018, respectively), as required under the amended plan of rehabilitation.

The Company is currently unable to determine the ultimate outcome of the above discussed matter and therefore is unable to determine the effects on its consolidated financial statements, but the ultimate outcome or the effects of any modifications to the current amended rehabilitation plan could be material to its consolidated results of operations or cash flows in one or more future periods.

Note 8 — Accumulated Other Comprehensive Earnings (Loss)

Accumulated Other Comprehensive Earnings (Loss) consists of the following components:

						Accumulated
	Foreign		Foreign		Postretirement	Other
	Currency		Currency	Commodity	and Pension	Comprehensive
	Translation	Investments	Derivatives	Derivatives	Benefits	Earnings (Loss)
Balance at December 31, 2019	$(23,368)	$882	$10	$92	$2,139	$(20,245)
Other comprehensive earnings (loss) before reclassifications	(3,674)	(827)	(155)	(574)	-	(5,230)
Reclassifications from accumulated other comprehensive loss	-	-	74	118	(256)	(64)
Other comprehensive earnings (loss) net of tax	(3,674)	(827)	(81)	(456)	(256)	(5,294)
Balance at March 31, 2020	$(27,042)	$55	$(71)	$(364)	$1,883	$(25,539)

Balance at December 31, 2018	$(24,159)	$(1,516)	$(309)	$(444)	$4,206	$(22,222)
Other comprehensive earnings (loss) before reclassifications	391	1,112	159	258	-	1,920
Reclassifications from accumulated other comprehensive loss	-	-	-	72	(288)	(216)
Other comprehensive earnings (loss) net of tax	391	1,112	159	330	(288)	1,704
Balance at March 31, 2019	$(23,768)	$(404)	$(150)	$(114)	$3,918	$(20,518)

The amounts reclassified from accumulated other comprehensive income (loss) consisted of the following:

Details about Accumulated Other	Quarter Ended		Location of (Gain) Loss
Comprehensive Income Components	March 31, 2020	March 31, 2019	Recognized in Earnings
Foreign currency derivatives	$98	$-	Other income, net
Commodity derivatives	155	96	Product cost of goods sold
Postretirement and pension benefits	(338)	(381)	Other income, net
Total before tax	(85)	(285)
Tax (expense) benefit	21	69
Net of tax	$(64)	$(216)

Note 9 — Restricted Cash

Restricted cash comprises certain cash deposits of the Company’s Spanish subsidiary with international banks that are pledged as collateral for letters of credit and bank borrowings.

Note 10 — Bank Loans

Bank loans consist of short term (less than 120 days) borrowings by the Company’s Spanish subsidiary that are held by international banks. The weighted-average interest rate as of March 31, 2020 and 2019 was 3.0% and 1.9%, respectively.

Note 11 — Leases

The Company leases certain buildings, land and equipment that are classified as operating leases. These leases have remaining lease terms of up to approximately 3 years.  In the first quarter of 2020 and 2019, operating lease cost and cash paid for operating lease liabilities totaled $236 and $167, respectively, which is classified in cash flows from operating activities.  As of March 31, 2020 and March 31 2019, operating lease right-of-use assets and operating lease liabilities were both $1,388 and $1,370, respectively. The weighted-average remaining lease term related to these operating leases was 1.6 years and 2.1 years as of March 31, 2020 and March 31, 2019, respectively. The weighted-average discount rate related to the Company’s operating leases was 3.1% as of March 31, 2020 and 2019. Maturities of our operating lease liabilities at March 31, 2020 are as follows: $632 in 2020, $695 in 2021, $61 in 2022.

The Company, as lessor, rents certain commercial real estate to third party lessees. The cost and accumulated depreciation related to these leased properties were $36,368 and $10,433, respectively, as of March 31, 2020 and were $36,371 and $9,709, respectively, as of March 31, 2019. Terms of such leases, including renewal options, may be extended for up to sixty years, many of which provide for periodic adjustment of rent payments based on changes in consumer or other price indices. The Company recognizes lease income on a straight-line basis over the lease term. Lease income in first quarter 2020 and 2019 was $737 and $749, respectively, and is classified in cash flows from operating activities.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This financial review discusses the Company’s financial condition, results of operations, liquidity and capital resources and other matters. Dollars are presented in thousands, except per share amounts. This review should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes included in this Form 10-Q and with the Company’s Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”).

Net product sales were $102,803 in first quarter 2020 compared to $101,019 in first quarter 2019, an increase of $1,784 or 1.8%. First quarter 2020 net product sales include increases in domestic sales of 3.0%. Successful marketing and sales programs as well as higher price realization contributed to the increase in net product sales in first quarter 2020 compared to first quarter 2019. Lower foreign net product sales adversely affected reported consolidated net product sales in first quarter 2020 compared to the corresponding period in 2019. A stronger U.S. dollar and the related translation of foreign sales also adversely affected first quarter sales in 2020 compared to the corresponding period in the prior year

Product cost of goods sold were $66,443 in first quarter 2020 compared to $64,856 in first quarter 2019. Product cost of goods sold includes $(319) and $180 of certain deferred compensation expenses (credits) in first quarter 2020 and 2019, respectively. These deferred compensation expenses (credits) principally result from the changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Adjusting for the aforementioned, product cost of goods sold increased from $64,676 in first quarter 2019 to $66,762 in first quarter 2020, an increase of $2,086 or 3.2%. As a percentage of net product sales, adjusted product cost of goods sold was 64.9% and 64.0% in first quarter 2020 and 2019, respectively, an unfavorable increase of 0.9 percentage points. Higher plant manufacturing overhead costs were the principal drivers of this cost increase. The Company is continuing its investments in its plant manufacturing operations to meet new consumer and customer demands, achieve quality improvements, and increase operational efficiencies. Capital investments and ongoing cost containment programs did contribute to certain efficiencies and cost reductions.

Selling, marketing and administrative expenses were $16,272 in first quarter 2020 compared to $31,108 in first quarter 2019. Selling, marketing and administrative expenses include $(9,056) and $4,823 of certain deferred compensation expenses (credits) in first quarter 2020 and 2019, respectively. As discussed above, these expenses (credits) principally result from changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years, and are not reflective of current operating results. Adjusting for the aforementioned deferred compensation expenses (credits), selling, marketing and administrative expenses decreased from $26,285 in first quarter 2019 to $25,328 in first quarter 2020, a decrease of $957 or 3.6%. As a percentage of net product sales, adjusted selling, marketing and administrative expenses decreased from 26.0% in first quarter 2019 to 24.6% in first quarter 2020, a favorable decrease of 1.4 percentage points as a percent of net sales. The decrease in adjusted selling, marketing and administrative expenses in first quarter 2020 principally reflects decreases in freight and delivery expenses as well as reductions in overall general and administrative expenses in 2020 when compared to the corresponding periods in 2019.

Selling, marketing and administrative expenses include $10,672 and $11,032 for customer freight, delivery and warehousing expenses in first quarter 2020 and 2019, respectively, a decrease of $360 or 3.3%. These expenses were 10.4% and 10.9% of net product sales in first quarter 2020 and 2019, respectively.

Earnings from operations were $20,744 in first quarter 2020 compared to $5,758 in first quarter 2019. Earnings from operations include $(9,375) and $5,003 of certain deferred compensation expenses (credits) in first quarter 2020 and 2019; respectively, which are discussed above. Adjusting for these deferred compensation costs, expenses and (credits), earnings from operations were $11,369 and $10,761 in first quarter 2020 and 2019, respectively, an increase of $608 or 5.7%. As a percentage of net product sales, these adjusted operating earnings were 11.1% and 10.7% in first quarter 2020 and 2019, respectively, a favorable increase of 0.4 percentage points as a percentage of net product sales. The improvement in adjusted earnings from operations principally reflects the benefits of increased sales, including higher price realization, as well as the reduction and containment of certain costs and expense as discussed above.

Management believes the comparisons presented in the preceding paragraphs, after adjusting for changes in deferred compensation, are more reflective of the underlying operations of the Company.

Other income (loss), net was $(5,494) in first quarter 2020 compared to $6,017 in first quarter 2019, an unfavorable decrease of $11,511. Other income, net for first quarter 2020 and 2019 includes net (losses) gains and investment income of $(9,375) and $5,003, respectively, on trading securities which provide an economic hedge of the Company’s deferred compensation liabilities. These changes in trading securities were substantially offset by a like amount of deferred compensation expense included in product cost of goods sold and selling, marketing, and administrative expenses in the respective periods as discussed above. Other income, net for first quarter 2020 and 2019 includes investment income on available for sale securities of $1,181 and $1,071 in 2020 and 2019, respectively. Other income (loss), net also includes gains (losses) on foreign exchange of $2,510 and $(235) in first quarter 2020 and 2019, respectively.

The consolidated effective tax rates were 21.5% and 24.3% in first quarter 2020 and 2019, respectively. The lower tax rates in first quarter 2020 principally reflect lower state income tax expense. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. The CARES Act provides a substantial stimulus and assistance package intended to address the impact of the Covid-19 pandemic, including tax relief and government loans, grants and investments. The CARES Act did not have a material impact on our consolidated financial statements for first quarter 2020. We continue to monitor any effects that may result from the CARES Act.

Net earnings attributable to Tootsie Roll Industries, Inc. were $11,982 (after $6 net loss attributed to non-controlling interests) in first quarter 2020 compared to $8,955 (after $44 net loss attributed to non-controlling interests) in first quarter 2019, and earnings per share were $0.18 and $0.13 in first quarter 2020 and 2019, respectively, an increase of $0.05 per share, or 38.5%. First quarter 2020 net earnings benefited from after-tax foreign exchange gains of approximately $1,900 or $0.03 per share. Earnings per share attributable to Tootsie Roll Industries, Inc. for first quarter 2020 also benefited from the reduction in average shares outstanding resulting from purchases in the open market by the Company of its common stock. Average shares outstanding decreased from 67,814 at first quarter 2019 to 66,875 at first quarter 2020.

Goodwill and intangibles are assessed annually as of December 31 or whenever events or circumstances indicate that the carrying values may not be recoverable from future cash flows. The Company has not identified any triggering events, as defined, or other adverse information that would indicate a material impairment of its goodwill or intangibles in first quarter 2020. There were also no impairments in the comparative first quarter 2019 period or in calendar year 2019. Although Company management has not identified any trigging events relating to its intangibles, primarily indefinite lived trademarks, the ultimate effects of the Covid-19 pandemic could change this assessment in the future, as discussed below and as outlined in the Company’s risk factors discussed on Form 10-K for the year ended December 31, 2019.

Beginning in 2012, the Company received periodic notices from the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union Pension Plan (Plan), a multi-employer defined benefit pension plan for certain Company union employees, that the Plan’s actuary certified the Plan to be in “critical status”, the “Red Zone”, as defined by the Pension Protection Act (PPA) and the Pension Benefit Guaranty Corporation (PBGC); and that a plan of rehabilitation was adopted by the trustees of the Plan in 2012. During 2015, the Company received notices that the Plan’s status was changed to “critical and declining status”, as defined by the PPA and PBGC, for the plan year beginning January 1, 2015, and that the Plan was projected to have an accumulated funding deficiency for the 2017 through 2024 plan years. A designation of “critical and declining status” implies that the Plan is expected to become insolvent in the next 20 years. The Company has continued to receive annual notices each year (2016 through 2020) that this Plan remains in “critical and declining status” and is projected to become insolvent within the next 20 years. These notices have also advised that the Plan trustees were considering the reduction or elimination of certain retirement benefits and may seek assistance from the PBGC. Plans in “critical and declining status” may elect to suspend (temporarily or permanently) some benefits payable to all categories of participants, including retired participants, except retirees that are disabled or over the age of 80. Suspensions must be equally distributed and cannot drop below 110% of what would otherwise be guaranteed by the PBGC.

Based on these updated notices, the Plan’s funded percentage (plan investment assets as a percentage of plan liabilities), as defined, were 50.4%, 51.6%, and 54.7% as of the most recent valuation dates available, January 1, 2019, 2018, and 2017, respectively (these valuation dates are as of the beginning of each Plan year). These funded percentages are based on actuarial values, as defined, and do not reflect the actual market value of Plan investments as of these dates. If the market value of investments had been used as of January 1, 2020 the funded percentage would be 48.8% (not 50.4%). Given the recent declines in the equity markets due to the Covid-19 pandemic, the current funded percentage is likely much lower than the aforementioned 48.8%. As of the January 1, 2019 valuation date (most recent valuation available), only 16% of Plan participants were current active employees, 53% were retired or separated from service and receiving benefits, and 31% were retired or separated from service and entitled to future benefits. The number of current active employee Plan participants as of January 1, 2019 fell 14% from the previous year and 17% over the past two years. When compared to the Plan valuation date of January 1, 2011 (seven years earlier), current active employee participants have declined 47%, whereas participants who were retired or separated from service and receiving benefits increased 4% and participants who were retired or separated from service and entitled to future benefits increased 14%. The Company understands that the Plan is continuing to explore additional restructuring measures which include incentives to participating employers in exchange for providing additional future cash contributions as well as suspension of certain retirement benefits.

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

The Company and the union concluded a new labor contract in 2018 which requires the Company’s continued participation in this Plan through September 2022. The amended rehabilitation plan, which also continues, requires that employer contributions include 5% compounded annual surcharge increases each year for an unspecified period of time beginning in 2012 as well as certain plan benefit reductions. The Company’s pension expense for this Plan for first quarter 2020 and 2019 was $685 and $574, respectively, which includes surcharges of $241 and $184, respectively, as required under the amended rehabilitation plan. Such surcharges for calendar years 2019 and 2018 were $948 and $811, respectively.

The Company understands that the U.S Congress and the U.S Senate have proposed various legislation, including the “Butch Lewis Act,” that would provide varying degrees of assistance to troubled multi-employer plans similar to this Plan, including long-term low interest loans to troubled multi-employer plans. Certain provisions proposed would change the withdrawal liability rules which could increase the Company’s obligation in the event that the Company withdrew from this Plan, resulting in higher annual payment amounts and payments for a longer period of time in excess of the maximum twenty year period discussed above. The Company is currently unable to determine the ultimate outcome of the above discussed multi-employer union pension matter and therefore is unable to determine the effects on its consolidated financial statements, but the ultimate outcome could be material to its consolidated results of operations or cash flows in one or more future periods. See also Note 7 in the Company’s Consolidated Financial Statements on Form 10-K for the year ended December 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows provided by operating activities were $14,581 and $10,556 in first quarter 2020 and 2019, respectively, a favorable increase of $4,025. The increase in first quarter 2020 cash flows from operating activities principally reflects increased net earnings, the timing of payments relating to accounts payable and accrued liabilities as well as the timing of sales and collections of accounts receivable trade. Increased production and resulting higher inventories in first quarter 2020 had some adverse impact on cash flows from operating activities. This higher production and inventories were planned in the event that the Company might have to shut-down one or more manufacturing plant operations in response to the Covid-19 pandemic, which is further discussed below.

Net cash from (used in) investing activities was $8,261 in first quarter 2020 compared to $(22,221) in first quarter 2019. Cash flows from (used in) investing activities reflect $21,312 and $20,919 of purchases of available for sale securities during first quarter 2020 and 2019, respectively, and $35,217 and $5,379 of sales and maturities of available for sale securities during first quarter 2020 and 2019, respectively. First quarter 2020 and 2019 investing activities include capital expenditures of $3,737 and $4,683, respectively. Company Management has committed approximately $25,000 to a rehabilitation upgrade and expansion of one of its manufacturing plants in the U.S.A. The Company spent approximately $2,400 in 2019, and Management’s projected cash outlays for this project are approximately $12,600 in 2020 and $10,000 in 2021. All capital expenditures are to be funded from the Company’s cash flow from operations and internal sources including available for sale securities.

The Company’s consolidated financial statements include bank borrowings of $781 and $755 at March 31, 2020 and 2019, respectively, all of which relates to its Spanish subsidiary. The Company had no other outstanding bank borrowings at March 31, 2020.

Financing activities include Company common stock purchases and retirements of $8,809 and $10,519 in first quarter 2020 and 2019, respectively. Cash dividends of $11,703 and $11,530 were paid in first quarter 2020 and 2019, respectively.

The Company’s current ratio (current assets divided by current liabilities) was 4.3 to 1 at March 31, 2020 compared to 4.4 to 1 at December 31, 2019 and 5.3 to 1 at March 31, 2019. Net working capital was $257,104 at March 31, 2020 compared to $273,786 and $226,927 at December 31, 2019 and March 31, 2019, respectively. The aforementioned net working capital amounts are principally reflected in aggregate cash and cash equivalents and short-term investments of $216,577 at March 31, 2020 compared to $239,404 and $159,656 at December 31, 2019 and March 31, 2019, respectively. In addition, long term investments, principally debt securities comprising corporate bonds were $153,287 at March 31, 2020, as compared to $153,031 and $187,218 at December 31, 2019 and March 31, 2019, respectively. Aggregate cash and cash equivalents and short and long-term investments were $369,864, $392,435, and $346,874, at March 31, 2020, December 31, 2019 and March 31, 2019, respectively. The aforementioned includes $68,717, $76,183, and $69,260 at March 31, 2020, December 31, 2019 and March 31, 2019, respectively, relating to trading securities which are used as an economic hedge for the Company’s deferred compensation liabilities. Investments in available for sale securities, primarily high quality corporate bonds, that matured during first quarter 2020 and 2019 were generally used to purchase the Company’s common stock or were replaced with debt securities of similar maturities.

The Company periodically contributes to a VEBA trust, managed and controlled by the Company, to fund the estimated future costs of certain employee health, welfare and other benefits. The Company is currently using these VEBA funds to pay the actual cost of such benefits through most of 2022. The VEBA trust held $11,762, $12,085 and $15,522 of aggregate cash and cash equivalents at March 31, 2020, December 31, 2019 and March 31, 2019, respectively. This asset value is included in prepaid expenses and long-term other assets in the Company’s Consolidated Statement of Financial Position. These assets are categorized as Level 1 within the fair value hierarchy.

COVID-19 PANDEMIC

The Covid-19 pandemic, and resulting “shelter in place” and closures of “nonessential” businesses by many state and local governments, as well as foreign governments, has had a significant adverse impact on the overall economy. The aforementioned has resulted in the curtailment or complete closing of certain trade channels where our products are distributed as well as resulting changes in consumer behavior and shopping habits. Many of the Company’s products are larger confectionary products where a high value is provided to consumers, and such products are often consumed at many “sharing” and “give-a-way” events and activities. However, many of these consumption occasions as well as impulse purchases of our products have been significantly affected or completely curtailed by “shelter in place” mandates, public health guidelines, and consumer fears of returning to their previous lifestyles. As a result, the Company has experienced a very significant decline in its customer orders and sales to date in second quarter 2020 compared to second quarter 2019, and the Company expects this trend to have a material adverse effect on sales and net earnings in second quarter 2020. The effects of this pandemic are unprecedented and its future effects including the “reopening up the economy” are very uncertain. The Company is not able to predict the effects of this pandemic on the second half of 2020 and beyond. However, the Company believes that the pandemic will likely have some adverse effect on its sales and earnings in second half 2020.

Although the Company has not yet experienced any significant disruptions to its business, the Covid-19 pandemic could also result in the following:

●	Disruption to supply chain resulting in the unavailability or untimely delivery of raw materials and supplies as well as key services by third parties for the manufacture and distribution of products.
●	Disruption to manufacturing due to plant closures which could result in a lack of labor and supervision because of employee Covid-19 positive tests or related quarantine of employees, excessive sickness, fears or unwillingness of employees to come to work, union demands and resistance to work, or closures mandated by local, state or federal governmental authorities.
●	Disruption to shipping and delivery of inventory, supplies and products to distribution centers and customers where third-party carriers are used.
●	Changes in consumer attitudes and participation in key holidays and seasonal events, including Halloween which has historically comprised approximately 50% of third quarter sales.
●	Deteriorating economic conditions, which are discussed in the Company Risk Factors on Form 10-K for the year ended December 31, 2019, including high unemployment, declining consumer confidence and spending, and effects of lower GDP, any of which could change the demand for one or more of our products.

The safety of our employees is our highest priority and therefore the Company has taken many steps to provide our employees with a safe and healthy work environment, including increased sanitation, social distancing measures at all Company locations, having office employees work remotely, curtailing visitors at Company locations, and limiting all airline and other travel by employees. Because the Company has a sizable investment in marketable securities (see Liquidity and Capital Resources section above) it is well positioned financially to respond to the adverse effects of this pandemic in the short-term, as well as for a longer period of time if necessary.

ACCOUNTING PRONOUNCEMENTS

See Note 1 of the Company’s Condensed Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS

This discussion and certain other sections contain forward-looking statements that are based largely on the Company’s current expectations and are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of words such as “anticipated,” “believe,” “expect,” “intend,” “estimate,” “project,” “plan” and other words of similar meaning in connection with a discussion of future operating or financial performance and are subject to certain factors, risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements. Such factors, risks, trends and uncertainties, which in some instances are beyond the Company’s control, include the overall competitive environment in the Company’s industry, changes in assumptions and judgments discussed above under the heading “Significant Accounting Policies and Estimates,” and factors identified and referred to above under the heading “Risk Factors” in this report and under the heading “Risk Factors” in the Company’s 2019 Form 10-K.

The risk factors identified and referred to above, including the effects of the Covid-19 pandemic, are believed to be significant factors, but not necessarily all of the significant factors that could cause actual results to differ from those expressed in any forward-looking statement. Readers are cautioned not to place undue reliance on such forward-looking statements, which are made only as of the date of this report. The Company undertakes no obligation to update such forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to various market risks, including fluctuations in and sufficient availability of sugar, corn syrup, edible oils, including palm oils, cocoa, dextrose, milk and whey, and gum-base input ingredients and packaging, and fuel costs principally relating to freight and delivery fuel surcharges. The Company is exposed to exchange rate fluctuations in the Canadian dollar which is the currency used for a portion of the raw material and packaging material costs and all labor, benefits and local plant operating costs at its Canadian plants. The Company is exposed to exchange rate fluctuations in Mexico, Canada, and Spain where its subsidiaries sell products in their local currencies. The Company invests in securities with maturities dates of up to approximately three years which are generally held to maturity, and variable rate demand notes where interest rates are generally reset weekly, all of which limits the Company’s exposure to interest rate fluctuations. There have been no material changes in the Company’s market risks that would significantly affect the disclosures made in the Form 10-K for the year ended December 31, 2019.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of Management, the Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2020 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to Management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information on legal proceedings is included in Note 12 to the Condensed Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

The following additional risk factor relates to the Covid-19 pandemic and should be read in conjunction with the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our 2019 Annual Report on Form 10-K (the "2019 Form 10-K") filed with the SEC. The developments described in this additional risk factor have been expanded upon, and in some cases heightened certain of the risks disclosed in the risk factor section of our 2019 Form 10-K. Except as described herein, the Company is not aware of any material changes with respect to the risk factors disclosed in our 2019 Form 10-K.

Supplemental Risk Factor

Our financial results may be negatively impacted by changes in confectionary trade practices and consumer patterns, operational challenges associated with the actual or perceived effects of a disease or pandemic outbreak, and public health concerns such as the Covid-19 pandemic.

Our business and financial results are impacted by consumer spending levels, impulse purchases, shopping habits and behaviors, consumer activities, events and traditions where confectionary products are consumed, the availability of our products at retail, including at large retail customers, and our ability to manufacture and distribute products to our customers and consumers in an effective and efficient manner. The fear of exposure or actual effects of a disease, such as the Covid-19 pandemic, could negatively impact our overall business and financial results. Specific factors that may impact our operations, some of which have had an unfavorable impact on our operations as a result of Covid-19, include, but are not limited to:

●	Significant reductions in demand for one or more of our products - Changes in demand may be caused by, among other things, the temporary inability of consumers to purchase our products due to illness, quarantine, travel restrictions, financial hardship, “shelter in place” directives, or overall fear to return to past behaviors. Shifts in demand for one or more of our products, changes in trade and distribution patterns, or changes in consumer buying habits, if prolonged, could negatively impact our results.
●	The inability to meet our customers’ needs and achieve efficient production of finished products - Disruptions in our manufacturing operations or supply arrangements caused by the loss or disruption of essential manufacturing materials, supplies and services, transportation resources, workforce availability, or other manufacturing and distribution capability could have significant adverse effects on our business and financial results.
●	Significant adverse changes in the political conditions and government mandates or directives - In markets in which we manufacture, sell or distribute our products, governmental or regulatory actions, closures or other restrictions such as quarantine or travel restrictions, that limit or close our manufacturing, distribution or office facilities, or otherwise prevent our third-party suppliers, sales brokers, or customers from achieving the level of operations necessary for the production, distribution, sale, and support of our products, could negatively impact our results.
●	Risk related to Halloween and other seasonal sales - The Company’s sales are highest during the Halloween season which has historically comprised approximately 50% of third quarter sales. Changes in consumer behavior, traditions, behaviors, and interest in Halloween activities and events, or changes mandated or recommended by government or health officials, as well as negative media coverage, could significantly affect the Company’s seasonal sales.

●	Risk of impairment of goodwill or indefinite-lived intangible assets - Significant changes in product demand could adversely affect our long-term sales and cash flows of certain products and brands, and their related trademarks, which could result in an impairment and write-down of certain trademarks or other indefinite lived intangibles. Other long-lived assets are likewise tested for impairment upon the occurrence of a triggering event, which could also result in a write-down.
●	Risks relating to increase in unfunded liability in multi-employer pension plan and effects on the Company withdrawal liability - The Company participates in a multi-employer pension plan (Plan) which is currently in “critical and declining status”, as defined by applicable law, and the Company is subject to a significant withdrawal liability (see also Note 7 of the Company’s Notes to Consolidated Financial Statements and Management’s Discussion and Analysis). If recent declines in the equity markets are sustained, the adverse effects on the Plan’s investments would likely increase the Plan’s unfunded status and the Company’s withdrawal liability. In addition, other adverse effects, such as increases in participating employer withdrawals from the Plan, would also likely increase the Company’s withdrawal liability.

With respect to the Covid-19 pandemic, the situation remains fluid and could possibly result in additional material adverse effects on the Company and its financial results. The Company's efforts to manage and mitigate these factors may be unsuccessful, and the effectiveness of these efforts depends on many factors beyond our control, including the duration and severity the Covid-19 pandemic, as well as actions taken to contain its spread and mitigate public health effects.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the Company’s purchases of its common stock during the quarter ended March 31, 2020:

				Approximate Dollar
	(a) Total		Shares	Value of Shares that
	Number of	(b) Average	Purchased as Part of	May Yet Be Purchased
	Shares	Price Paid per	Publicly Announced Plans	Under the Plans
Period	Purchased	Share	Or Programs	or Programs

Jan 1 to Jan 31	30,610	$34.27	Not Applicable	Not Applicable

Feb 1 to Feb 29	74,842	34.31	Not Applicable	Not Applicable

Mar 1 to Mar 31	154,846	33.47	Not Applicable	Not Applicable

Total	260,298	$33.80	Not Applicable	Not Applicable

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

TOOTSIE ROLL INDUSTRIES, INC.

Date:	May 8, 2020	BY:	/S/ELLEN R. GORDON
Ellen R. Gordon
Chairman and Chief
Executive Officer

Date:	May 8, 2020	BY:	/S/G. HOWARD EMBER, JR.
G. Howard Ember, Jr.
Vice President Finance and
Chief Financial Officer