Form 10-Q
period 2020-06-30
TOOTSIE ROLL INDUSTRIES INC
filed 2020-08-07
CIK 98677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (June 30, 2020).

Class	Outstanding

Common Stock, $0.69-4/9 par value	39,663,934
Class B Common Stock, $0.69-4/9 par value	27,024,933

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, par value $0.69-4/9 per share	TR	New York Stock Exchange

TOOTSIE ROLL INDUSTRIES, INC.

JUNE 30, 2020

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See “Forward-Looking Statements” under Part I — Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands) (Unaudited)

	June 30, 2020	December 31, 2019	June 30, 2019

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$106,289	$138,960	$57,857
Restricted cash	380	380	385
Investments	80,096	100,444	82,703
Accounts receivable trade, less allowances of $1,556, $1,949 and $1,652	30,010	45,044	36,824
Other receivables	4,739	3,418	3,224
Inventories:
Finished goods and work-in-process	64,176	35,909	62,333
Raw materials and supplies	30,678	23,179	30,011
Prepaid expenses	6,341	5,996	7,752
Total current assets	322,709	353,330	281,089

PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	21,651	21,740	21,735
Buildings	122,645	122,843	121,841
Machinery and equipment	414,850	416,625	401,153
Construction in progress	10,484	4,427	11,362
Operating lease right-of-use assets	1,265	1,580	1,258
	570,895	567,215	557,349
Less - accumulated depreciation	386,674	378,760	370,619
Net property, plant and equipment	184,221	188,455	186,730

OTHER ASSETS:
Goodwill	73,237	73,237	73,237
Trademarks	175,024	175,024	175,024
Investments	186,057	153,031	195,359
Split dollar officer life insurance	26,042	26,042	26,042
Prepaid expenses and other assets	6,650	8,056	10,507
Deferred income taxes	561	689	536
Total other assets	467,571	436,079	480,705
Total assets	$974,501	$977,864	$948,524

(The accompanying notes are an integral part of these statements.)

(in thousands except per share data) (Unaudited)

	June 30, 2020	December 31, 2019	June 30, 2019

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$12,935	$12,720	$14,326
Bank loans	864	747	686
Dividends payable	6,005	5,861	5,901
Accrued liabilities	40,235	41,611	38,077
Postretirement health care benefits	598	598	580
Operating lease liabilities	1,063	1,062	717
Deferred compensation	17,139	16,945	-
Income taxes payable	5,353	-	-
Total current liabilities	84,192	79,544	60,287

NONCURRENT LIABILITIES:
Deferred income taxes	47,174	47,295	45,001
Postretirement health care benefits	13,247	13,145	12,030
Industrial development bonds	7,500	7,500	7,500
Liability for uncertain tax positions	3,811	4,240	4,001
Operating lease liabilities	202	518	541
Deferred compensation and other liabilities	65,984	65,973	76,539
Total noncurrent liabilities	137,918	138,671	145,612

TOOTSIE ROLL INDUSTRIES, INC. SHAREHOLDERS’ EQUITY:
Common stock, $.69-4/9 par value - 120,000 shares authorized; 39,664, 38,836 and 39,233, respectively, issued	27,544	26,969	27,245
Class B common stock, $.69-4/9 par value - 40,000 shares authorized; 27,025, 26,287 and 26,302, respectively, issued	18,767	18,254	18,264
Capital in excess of par value	725,605	696,059	710,703
Retained earnings	4,588	40,809	8,121
Accumulated other comprehensive loss	(21,904)	(20,245)	(19,537)
Treasury stock (at cost) - 93, 90 and 90 shares, respectively	(1,992)	(1,992)	(1,992)
Total Tootsie Roll Industries, Inc. shareholders’ equity	752,608	759,854	742,804
Noncontrolling interests	(217)	(205)	(179)
Total equity	752,391	759,649	742,625
Total liabilities and shareholders’ equity	$974,501	$977,864	$948,524

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

EARNINGS AND RETAINED EARNINGS

(in thousands except per share amounts) (Unaudited)

	Quarter Ended		Year to Date Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Net product sales	$79,796	$106,021	$182,599	$207,040
Rental and royalty revenue	845	931	1,803	1,889
Total revenue	80,641	106,952	184,402	208,929
Product cost of goods sold	50,379	65,945	116,822	130,801
Rental and royalty cost	210	276	512	531
Total costs	50,589	66,221	117,334	131,332
Product gross margin	29,417	40,076	65,777	76,239
Rental and royalty gross margin	635	655	1,291	1,358
Total gross margin	30,052	40,731	67,068	77,597
Selling, marketing and administrative expenses	29,559	28,216	45,831	59,324
Earnings from operations	493	12,515	21,237	18,273
Other income (loss), net	9,727	3,053	4,233	9,070
Earnings before income taxes	10,220	15,568	25,470	27,343
Provision for income taxes	2,838	4,024	6,112	6,888
Net earnings	7,382	11,544	19,358	20,455
Less: net earnings (loss) attributable to noncontrolling interests	(6)	(12)	(12)	(56)
Net earnings attributable to Tootsie Roll Industries, Inc.	$7,388	$11,556	$19,370	$20,511

Net earnings attributable to Tootsie Roll Industries, Inc. per share	$0.11	$0.17	$0.29	$0.30
Dividends per share *	$0.09	$0.09	$0.18	$0.18

Average number of shares outstanding	66,671	67,501	66,781	67,664

Retained earnings at beginning of period	$3,197	$2,459	$40,809	$33,767
Net earnings attributable to Tootsie Roll Industries, Inc.	7,388	11,556	19,370	20,511
Cash dividends	(5,997)	(5,894)	(11,838)	(11,651)
Stock dividends	-	-	(43,753)	(34,506)
Retained earnings at end of period	$4,588	$8,121	$4,588	$8,121

*Does not include 3% stock dividend to shareholders of record on 3/3/20 and 3/5/19.

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS

(in thousands except per share amounts) (Unaudited)

	Quarter Ended		Year to Date Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Net earnings	$7,382	$11,544	$19,358	$20,455

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	610	205	(3,064)	596

Pension and postretirement reclassification adjustments:
Unrealized gains (losses) for the period on postretirement and pension benefits	-	-	-	-
Less: reclassification adjustment for (gains) losses to net earnings	(337)	(380)	(675)	(761)
Unrealized gains (losses) on postretirement and pension benefits	(337)	(380)	(675)	(761)

Investments:
Unrealized gains (losses) for the period on investments	3,419	1,185	2,328	2,652
Less: reclassification adjustment for (gains) losses to net earnings	-	-	-	-
Unrealized gains (losses) on investments	3,419	1,185	2,328	2,652

Derivatives:
Unrealized gains (losses) for the period on derivatives	739	57	(222)	607
Less: reclassification adjustment for (gains) losses to net earnings	169	162	422	258
Unrealized gains (losses) on derivatives	908	219	200	865

Total other comprehensive income (loss), before tax	4,600	1,229	(1,211)	3,352
Income tax benefit (expense) related to items of other comprehensive income	(965)	(248)	(448)	(667)
Total comprehensive earnings	11,017	12,525	17,699	23,140
Comprehensive earnings (loss) attributable to noncontrolling interests	(6)	(12)	(12)	(56)
Total comprehensive earnings attributable to Tootsie Roll Industries, Inc.	$11,023	$12,537	$17,711	$23,196

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Year to Date Ended
	June 30, 2020	June 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$19,358	$20,455
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation	9,219	9,334
Deferred income taxes	(568)	393
Amortization of marketable security premiums	557	694
Changes in operating assets and liabilities:
Accounts receivable	14,333	13,038
Other receivables	(1,208)	(242)
Inventories	(36,863)	(37,692)
Prepaid expenses and other assets	1,183	1,529
Accounts payable and accrued liabilities	40	(167)
Income taxes payable	5,033	2,750
Postretirement health care benefits	(573)	(602)
Deferred compensation and other liabilities	369	1,531
Net cash provided by operating activities	10,880	11,021
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,410)	(9,945)
Purchases of trading securities	(2,438)	(2,641)
Sales of trading securities	380	362
Purchase of available for sale securities	(53,269)	(33,558)
Sale and maturity of available for sale securities	44,466	12,120
Net cash from (used in) investing activities	(17,271)	(33,662)
CASH FLOWS FROM FINANCING ACTIVITIES:
Shares purchased and retired	(12,959)	(19,186)
Dividends paid in cash	(11,853)	(11,699)
Proceeds from bank loans	2,133	1,911
Repayment of bank loans	(2,019)	(1,594)
Net cash used in financing activities	(24,698)	(30,568)
Effect of exchange rate changes on cash	(1,582)	164
Increase (Decrease) in cash and cash equivalents	(32,671)	(53,045)
Cash, cash equivalents and restricted cash at beginning of year	139,340	111,287
Cash, cash equivalents and restricted cash at end of quarter	$106,669	$58,242
Supplemental cash flow information:
Income taxes paid/(received), net	$1,035	$4,226
Interest paid	$49	$65
Stock dividend issued	$63,402	$70,557

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

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

Results of operations for the period ended June 30, 2020 are not necessarily indicative of results to be expected for the year to end December 31, 2020 because of the seasonal nature of the Company’s operations. Historically, the third quarter has been the Company’s largest sales quarter due to pre-Halloween sales.

On March 11, 2020, the World Health Organization designated the recent novel coronavirus ("COVID-19") as a global pandemic. We continue to actively monitor COVID-19 and its potential impact on our operations and financial results. We expect Covid-19 to adversely affect net earnings in third quarter 2020 and likely to a lesser extent in fourth quarter 2020 as well. The impact that COVID-19 will have on our consolidated financial statements throughout 2020 remains uncertain and ultimately will be dictated by the length and severity of the pandemic, as well as the economic recovery and federal, state, local and foreign government actions taken in response. The effects of Covid-19 pandemic are unprecedented, and therefore the Company is unable to determine its effects on its sales and net earnings for the balance of 2020.

Revenue Recognition

The Company’s revenues, primarily net product sales, principally result from the sale of goods, reflect the consideration to which the Company expects to be entitled generally based on customer purchase orders. The Company records revenue based on a five-step model in accordance with Accounting Standards Codification ("ASC") Topic 606 which became effective January, 1, 2018. Adjustments for estimated customer cash discounts upon payment, discounts for price adjustments, product returns, allowances, and certain advertising and promotional costs, including consumer coupons, are variable consideration and are recorded as a reduction of product sales revenue in the same period the related product sales are recorded. Such estimates are calculated using historical averages adjusted for any expected changes due to current business conditions and experience. A net product sale is recorded when the Company delivers the product to the customer, or in certain instances, the customer picks up the goods at the Company’s distribution center, and thereby obtains control of such product. Amounts billed and due from our customers are classified as accounts receivable trade on the balance sheet and require payment on a short-term basis. Accounts receivable trade are unsecured. Shipping and handling costs of $8,397 and $11,185 in second quarter 2020 and 2019, respectively, and $19,069 and $22,217 in first half 2020 and 2019, respectively, are included in selling, marketing and administrative expenses. A minor amount of royalty income (less than 0.2% of our consolidated net sales) is also recognized from sales-based licensing arrangements, pursuant to which revenue is recognized as the third-party licensee sales occur. Rental income (less than 1% of our consolidated net sales) is not considered revenue from contracts from customers.

Leases

The Company identifies leases by evaluating its contracts to determine if the contract conveys the right to use an identified asset for a stated period of time in exchange for consideration. The Company considers whether it can control the underlying asset and have the right to obtain substantially all of the economic benefits or outputs from the asset. Leases with terms greater than 12 months are classified as either operating or finance leases at the commencement date.  For these leases, we capitalize the present value of the minimum lease payments over the lease term as a right-of-use asset with an offsetting lease liability. The discount rate used to calculate the present value of the minimum lease payments is typically our incremental borrowing rate, as the rate implicit in the lease is generally not known or determinable. The lease term includes any noncancelable period for which the Company has the right to use the asset. Currently, all capitalized leases are classified as operating leases and the Company records rental expense on a straight-line basis over the term of the lease.

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

Note 2 — Average Shares Outstanding

The average number of shares outstanding for six months 2020 reflects aggregate stock purchases of 378 shares for $12,959 and a 3% stock dividend of 1,942 shares distributed on April 3, 2020. The average number of shares outstanding for six months 2019 reflects aggregate stock purchases of 510 shares for $19,186 and a 3% stock dividend of 1,914 shares distributed on April 5, 2019.

Note 3 — Income Taxes

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company remains subject to examination by U.S. federal and state and foreign tax authorities for the years 2016 through 2018. The Company’s consolidated effective income tax rate was 27.8% and 25.8% in second quarter 2020 and 2019, respectively, and 24.0% and 25.2% in first half 2020 and 2019, respectively.

NOTE 4—Share Capital and Capital In Excess of Par Value:

							Capital in
			Class B				Excess
	Common Stock		Common Stock		Treasury Stock		of Par
	Shares	Amount	Shares	Amount	Shares	Amount	Value
	(000’s)		(000’s)		(000’s)
Balance at March 31, 2020	39,769	$27,617	27,037	$18,776	93	$(1,992)	$729,673
Issuance of 3% stock dividend	—	—	—	—	—	—	—
Conversion of Class B common shares to common shares	12	9	(12)	(9)	—	—	—
Purchase and retirement of common shares and other	(117)	(82)	—	—	—	—	(4,068)
Balance at June 30, 2020	39,664	$27,544	27,025	$18,767	93	$(1,992)	$725,605

Balance at March 31, 2019	39,418	$27,374	26,342	$18,293	90	$(1,992)	$719,212
Issuance of 3% stock dividend	—	—	—	—	—	—	—
Conversion of Class B common shares to common shares	40	29	(40)	(29)	—	—	—
Purchase and retirement of common shares and other	(225)	(158)	-	—	—	—	(8,509)
Balance at June 30, 2019	39,233	$27,245	26,302	$18,264	90	$(1,992)	$710,703

Balance at December 31, 2019	38,836	$26,969	26,287	$18,254	90	$(1,992)	$696,059
Issuance of 3% stock dividend	1,157	803	786	547	3	—	42,243
Conversion of Class B common shares to common shares	48	34	(48)	(34)	—	—	—
Purchase and retirement of common shares and other	(377)	(262)	—	—	—	—	(12,697)
Balance at June 30, 2020	39,664	$27,544	27,025	$18,767	93	$(1,992)	$725,605

Balance at December 31, 2018	38,544	$26,767	25,584	$17,767	88	$(1,992)	$696,535
Issuance of 3% stock dividend	1,150	798	767	532	2	—	32,999
Conversion of Class B common shares to common shares	49	35	(49)	(35)	—	—	—
Purchase and retirement of common shares and other	(510)	(355)	—	—	—	—	(18,831)
Balance at June 30, 2019	39,233	$27,245	26,302	$18,264	90	$(1,992)	$710,703

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

As of June 30, 2020, December 31, 2019 and June 30, 2019, the Company held certain financial assets that are required to be measured at fair value on a recurring basis. These included derivative hedging instruments related to the purchase of certain raw materials and foreign currencies, investments in trading securities and available for sale securities. The Company’s available for sale securities principally consist of corporate bonds.

The following table presents information about the Company’s financial assets and liabilities measured at fair value as of June 30, 2020, December 31, 2019 and June 30, 2019 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Estimated Fair Value June 30, 2020
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$106,289	$106,289	$-	$-
Available for sale securities	187,868	3,169	184,699	-
Foreign currency forward contracts	428	-	428	-
Commodity futures contracts	(94)	(94)	-	-
Trading securities	78,285	50,664	27,621	-
Total assets measured at fair value	$372,776	$160,028	$212,748	$-

	Estimated Fair Value December 31, 2019
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$138,960	$138,960	$-	$-
Available for sale securities	177,292	3,588	173,704	-
Foreign currency forward contracts	14	-	14	-
Commodity futures contracts, net	121	121	-	-
Trading securities	76,183	48,260	27,923	-
Total assets measured at fair value	$392,570	$190,929	$201,641	$-

	Estimated Fair Value June 30, 2019
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$57,857	$57,857	$-	$-
Available for sale securities	206,687	3,078	203,609	-
Foreign currency forward contracts	(17)	-	(17)	-
Commodity futures contracts	(112)	(112)	-	-
Trading securities	71,375	45,110	26,265	-
Total assets measured at fair value	$335,790	$105,933	$229,857	$-

The fair value of the Company’s industrial revenue development bonds at June 30, 2020, December 31, 2019 and June 30, 2019 were valued using Level 2 inputs which approximates the carrying value of $7,500 for the respective periods. Interest rates on these bonds are reset weekly based on current market conditions.

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

Changes in the fair value of the Company’s cash flow hedges are recorded in accumulated other comprehensive loss, net of tax, and are reclassified to earnings in the periods in which earnings are affected by the hedged item. Substantially all amounts reported in accumulated other comprehensive loss for commodity derivatives are expected to be reclassified to cost of goods sold. Approximately $(199) and $105 of this accumulated comprehensive gain (loss) is expected to be reclassified as a charge to earnings in 2020 and 2021, respectively. Approximately $114, $161 and $153 reported in accumulated other comprehensive gain for foreign currency derivatives are expected to be reclassified to other income, net in 2020, 2021 and 2022, respectively.

The following table summarizes the Company’s outstanding derivative contracts and their effects on its Condensed Consolidated Statements of Financial Position at June 30, 2020, December 31, 2019 and June 30, 2019:

	June 30, 2020
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$8,574	$428	$-
Commodity futures contracts	7,375	170	(264)
Total derivatives		$598	$(264)

	December 31, 2019
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$5,533	$14	$—
Commodity futures contracts	7,147	205	(84)
Total derivatives		$219	$(84)

	June 30, 2019
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$11,050	$-	$(17)
Commodity futures contracts	6,911	120	(232)
Total derivatives		$120	$(249)

The effects of derivative instruments on the Company’s Condensed Consolidated Statements of Earnings and Retained Earnings and the Condensed Consolidated Statements of Comprehensive Earnings for periods ended June 30, 2020 and June 30, 2019 are as follows:

	For Quarter Ended June 30, 2020
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$352	$(169)	$-
Commodity futures contracts	387	-	-
Total	$739	$(169)	$-

	For Quarter Ended June 30, 2019
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$180	$-	$-
Commodity futures contracts	(123)	(162)	-
Total	$57	$(162)	$-

	For Year to Date Ended June 30, 2020
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$147	$(267)	$-
Commodity futures contracts	(369)	(155)	-
Total	$(222)	$(422)	$-

	For Year to Date Ended June 30, 2019
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$390	$-	$-
Commodity futures contracts	217	(258)	-
Total	$607	$(258)	$-

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

The amended rehabilitation plan requires that employer contributions include 5% compounded annual surcharge increases each year for an unspecified period of time beginning January 2013 (in addition to the 5% interim surcharge initiated in June 2012) as well as certain plan benefit reductions. The Company’s pension expense for this Plan for first half 2020 and 2019 was $1,504 and $1,548, respectively ($2,961 and $2,836 for twelve months 2019 and 2018, respectively). The aforementioned expense includes surcharges of $530 and $496 for first half 2020 and 2019, respectively ($948 and $811 for twelve months 2019 and 2018, respectively), as required under the amended plan of rehabilitation.

The Company is currently unable to determine the ultimate outcome of the above discussed matter and therefore is unable to determine the effects on its consolidated financial statements, but the ultimate outcome or the effects of any modifications to the current amended rehabilitation plan could be material to its consolidated results of operations or cash flows in one or more future periods.

Note 8 — Accumulated Other Comprehensive Earnings (Loss)

Accumulated Other Comprehensive Earnings (Loss) consists of the following components:

						Accumulated
	Foreign		Foreign		Postretirement	Other
	Currency		Currency	Commodity	and Pension	Comprehensive
	Translation	Investments	Derivatives	Derivatives	Benefits	Earnings (Loss)
Balance at March 31, 2020	$(27,042)	$55	$(71)	$(364)	$1,883	$(25,539)
Other comprehensive earnings (loss) before reclassifications	610	2,592	267	294	-	3,763
Reclassifications from accumulated other comprehensive loss	-	-	128	-	(256)	(128)
Other comprehensive earnings (loss) net of tax	610	2,592	395	294	(256)	3,635
Balance at June 30, 2020	$(26,432)	$2,647	$324	$(70)	$1,627	$(21,904)

Balance at March 31, 2019	$(23,768)	$(404)	$(150)	$(114)	$3,918	$(20,518)
Other comprehensive earnings (loss) before reclassifications	205	898	137	(94)	-	1,146
Reclassifications from accumulated other comprehensive loss	-	-	-	124	(289)	(165)
Other comprehensive earnings (loss) net of tax	205	898	137	30	(289)	981
Balance at June 30, 2019	$(23,563)	$494	$(13)	$(84)	$3,629	$(19,537)

Balance at December 31, 2019	$(23,368)	$882	$10	$92	$2,139	$(20,245)
Other comprehensive earnings (loss) before reclassifications	(3,064)	1,765	112	(280)	-	(1,467)
Reclassifications from accumulated other comprehensive loss	-	-	202	118	(512)	(192)
Other comprehensive earnings (loss) net of tax	(3,064)	1,765	314	(162)	(512)	(1,659)
Balance at June 30, 2020	$(26,432)	$2,647	$324	$(70)	$1,627	$(21,904)

Balance at December 31, 2018	$(24,159)	$(1,516)	$(309)	$(444)	$4,206	$(22,222)
Other comprehensive earnings (loss) before reclassifications	596	2,010	296	164	-	3,066
Reclassifications from accumulated other comprehensive loss	-	-	-	196	(577)	(381)
Other comprehensive earnings (loss) net of tax	596	2,010	296	360	(577)	2,685
Balance at June 30, 2019	$(23,563)	$494	$(13)	$(84)	$3,629	$(19,537)

The amounts reclassified from accumulated other comprehensive income (loss) consisted of the following:

Details about Accumulated Other	Quarter Ended		Year to Date Ended		Location of (Gain) Loss
Comprehensive Income Components	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019	Recognized in Earnings
Foreign currency derivatives	$169	$-	$267	$-	Other income, net
Commodity derivatives	-	162	155	258	Product cost of goods sold
Postretirement and pension benefits	(337)	(380)	(675)	(761)	Other income, net
Total before tax	(168)	(218)	(253)	(503)
Tax (expense) benefit	40	53	61	122
Net of tax	$(128)	$(165)	$(192)	$(381)

Note 9 — Restricted Cash

Restricted cash comprises certain cash deposits of the Company’s Spanish subsidiary with international banks that are pledged as collateral for letters of credit and bank borrowings.

Note 10 — Bank Loans

Bank loans consist of short term (less than 120 days) borrowings by the Company’s Spanish subsidiary that are held by international banks. The weighted-average interest rate as of June 30, 2020 and 2019 was 3.0% and 3.0%, respectively.

Note 11 — Leases

The Company leases certain buildings, land and equipment that are classified as operating leases. These leases have remaining lease terms of up to approximately 3 years.  In the second quarter and first half of 2020 and 2019, operating lease cost and cash paid for operating lease liabilities totaled $258 and $168, respectively, and $494 and $335, respectively, which is classified in cash flows from operating activities.  As of June 30, 2020 and 2019, operating lease right-of-use assets and operating lease liabilities were both $1,265 and $1,258, respectively. The weighted-average remaining lease term related to these operating leases was 1.3 years and 1.9 years as of June 30, 2020 and 2019, respectively. The weighted-average discount rate related to the Company’s operating leases was 3.0% and 3.1% as of June 30, 2020 and 2019, respectively. Maturities of our operating lease liabilities at June 30, 2020 are as follows: $506 in 2020, $666 in 2021, $88 in 2022 and $5 in 2023.

The Company, as lessor, rents certain commercial real estate to third party lessees. The cost and accumulated depreciation related to these leased properties were $36,378 and $10,613, respectively, as of June 30, 2020, and were $36,385 and $9,890, respectively, as of June 30, 2019. Terms of such leases, including renewal options, may be extended for up to sixty years, many of which provide for periodic adjustment of rent payments based on changes in consumer or other price indices. The Company recognizes lease income on a straight-line basis over the lease term. Lease income in second quarter and first half 2020 and 2019 was $788 and $751, respectively, and $1,526 and $1,500, respectively, and is classified in cash flows from operating activities.

Note 12 — Contingencies

In the ordinary course of business, the Company is, from time to time, subject to a variety of active or threatened legal proceedings and claims. There are also potential claims and employer liability which could result in litigation, including defense costs, relating to the Covid-19 pandemic. While it is not possible to predict the outcome of such matters with certainty, in the Company’s opinion, both individually and in the aggregate, they are not expected to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

Net product sales were $79,796 in second quarter 2020 compared to $106,021 in second quarter 2019, a decrease of $26,225 or 24.7%. First half 2020 net product sales were $182,599 compared to $207,040 in first half 2019, a decrease of $24,441 or 11.8%. Second quarter 2020 sales were adversely impacted by the Covid-19 pandemic, including the closure of “nonessential” business, “shelter-in-place” mandates and public health guidelines issued by state, local, federal and foreign governments. The “closing” of the economy, and its gradual “reopening”, has curtailed and at times completely closed certain channels of trade where the Company has historically sold its products. Response to this pandemic has resulted in the disruption and changes in lifestyles and shopping habits which has adversely affected planned consumer purchases of the Company’s products for “sharing” and “give away” occasions, as well as impulse purchases of the Company’s products at retail outlets. Domestic (U.S.) sales in second quarter and first half 2020 declined 22.9% and 10.2%, respectively, compared to the corresponding periods in the prior year. Foreign sales, including exports to foreign markets, had a greater rate of decline than domestic sales in the comparative periods.

Product cost of goods sold were $50,379 in second quarter 2020 compared to $65,945 in second quarter 2019, and first half 2020 product cost of goods sold were $116,822 compared to $130,801 in first half 2019. Product cost of goods sold includes $339 and $66 of certain deferred compensation expenses in second quarter 2020 and 2019, respectively, and $20 and $246 of certain deferred compensation expenses in first half 2020 and 2019, respectively. These deferred compensation expenses principally result from the changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Adjusting for the aforementioned, product cost of goods sold decreased from $65,879 in second quarter 2019 to $50,040 in second quarter 2020, a decrease of $15,839 or 24.0%; and decreased from $130,555 in first half 2019 to $116,802 in first half 2020, a decrease of $13,753 or 10.5%. As a percentage of net product sales, adjusted product cost of goods sold was 62.7% and 62.1% in second quarter 2020 and 2019, respectively, an unfavorable increase of 0.6 percentage points; and adjusted product cost of goods sold was 64.0% and 63.1% in first half 2020 and 2019, respectively, an unfavorable increase of 0.9 percentage points. Lower sales and production volumes had an unfavorable impact on plant manufacturing overhead costs and resulting gross profit margins because these costs are primarily fixed and recurring each year, and only partially decline with lower volumes. These higher plant overhead costs as a percentage of net product sales were the principal drivers of the above discussed higher adjusted product cost of goods sold as a percentage of sales. Certain cost and expense reductions, which include Company initiatives to reduce costs, partially offset the decrease in second quarter and first half 2020 gross profit margins. The Company is continuing to make investments in plant manufacturing operations to meet new consumer and customer demands, achieve product quality improvements, increase operational efficiencies and provide genuine value to consumers.

Selling, marketing and administrative expenses were $29,559 in second quarter 2020 compared to $28,216 in second quarter 2019, and first half 2020 selling, marketing and administrative expenses were $45,831 compared to $59,324 in first half 2019. Selling, marketing and administrative expenses include $9,079 and $1,767 of certain deferred compensation expenses in second quarter 2020 and 2019, respectively, and $23 and $6,590 of certain deferred compensation expenses in first half 2020 and 2019, respectively. As discussed above, these expenses principally result from changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years, and are not reflective of current operating results. Adjusting for the aforementioned deferred compensation expenses, selling, marketing and administrative expenses decreased from $26,449 in second quarter 2019 to $20,480 in second quarter 2020, a decrease of $5,969 or 22.6%; and selling, marketing and administrative expenses decreased from $52,734 in first half 2019 to $45,808 in first half 2020 a decrease of $6,926 or 13.1%. As a percentage of net product sales, adjusted selling, marketing and administrative expenses increased from 24.9% in second quarter 2019 to 25.7% in second quarter 2020, an unfavorable increase of 0.8 percentage points as a percent of net sales, and adjusted selling, marketing and administrative expenses decreased from 25.5% in first half 2019 to 25.1% in first half 2020, a favorable decrease of 0.4 percentage points as a percent of net sales. The increase in adjusted selling, marketing and administrative expenses as a percentage of net product sales in second quarter 2020 principally reflects the adverse effects of certain fixed selling, marketing and administrative expenses against significantly lower sales in second quarter 2020 compared to 2019. Decreases in certain selling, marketing and administrative expenses, including Company travel and initiatives to reduce expenses, partially offset the increase in second quarter and first half 2020 expenses. Selling, marketing and administrative expenses include $8,397 and $11,185 for customer freight, delivery and warehousing expenses in second quarter 2020 and 2019, respectively, a decrease of $2,788 or 24.9%. These expenses were $19,069 and $22,217 in first half 2020 and 2019, respectively, a decrease of $3,148 or 14.2%. These expenses were 10.5% of net product sales in both second quarter 2020 and 2019, and were 10.4% and 10.7% of net product sales in first half 2020 and 2019, respectively.

Earnings from operations were $493 in second quarter 2020 compared to $12,515 in second quarter 2019, and were $21,237 in first half 2020 compared to $18,273 in first half 2019. Earnings from operations include $9,418 and $1,833 of certain deferred compensation expenses in second quarter 2020 and 2019; respectively, and include $43 and $6,836 of certain deferred compensation expenses in first half 2020 and 2019, respectively, which are discussed above. Adjusting for these deferred compensation costs and expenses, earnings from operations were $9,911 and $14,348 in second quarter 2020 and 2019, respectively, a decrease of $4,437 or 30.9%; and adjusted operating earnings were $21,280 and $25,109 in first half 2020 and 2019, respectively, a decrease of $3,829 or 15.2%. As a percentage of net product sales, these adjusted operating earnings were 12.4% and 13.5% in second quarter 2020 and 2019, respectively, an unfavorable decrease of 1.1 percentage points as a percentage of net product sales; and as a percentage of net product sales, these adjusted operating earnings were 11.7% and 12.1% in first half 2020 and 2019, respectively, an unfavorable decrease of 0.4 percentage points as a percentage of net product sales. The decrease in adjusted operating earnings in both second quarter and first half 2020 principally reflects the negative impact of lower sales, including the effects of lower gross profit margins, as discussed above.

Management believes the comparisons presented in the preceding paragraphs, after adjusting for changes in deferred compensation, are more reflective of the underlying operations of the Company.

Other income, net was $9,727 in second quarter 2020 compared to $3,053 in second quarter 2019, a favorable increase of $6,674; and other income, net, was $4,233 in first half 2020 compared to $9,070 in first half 2019, an unfavorable decrease of $4,837. Other income, net for second quarter 2020 and 2019 includes net gains and investment income of $9,418 and $1,833, respectively, on trading securities which provide an economic hedge of the Company’s deferred compensation liabilities; and other income, net for first half 2020 and 2019 includes net gains and investment income of $43 and $6,836, respectively, on trading securities. These changes in trading securities were substantially offset by a like amount of deferred compensation expense included in product cost of goods sold and selling, marketing, and administrative expenses in the respective periods as discussed above. Other income, net for second quarter 2020 and 2019 includes investment income on available for sale securities of $920 and $1,109 in 2020 and 2019, respectively; and other income, net for first half 2020 and 2019 includes investment income on available for sale securities of $2,101 and $2,181 in 2020 and 2019, respectively. Other income (loss), net also includes gains (losses) on foreign exchange of $(849) and $(211) in second quarter 2020 and 2019, respectively, and $1,661 and $(446) in first half 2020 and 2019, respectively.

The consolidated effective tax rates were 27.8% and 25.8% in second quarter 2020 and 2019, respectively, and 24.0% and 25.2% in first half 2020 and 2019, respectively. The changes in tax rates in 2020 compared to 2019 in the second quarter and first half principally reflect changes in state income tax expense. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. The CARES Act provides a substantial stimulus and assistance package intended to address the impact of the Covid-19 pandemic, including tax relief and government loans, grants and investments. The Canadian government also has enacted a stimulus program to respond to the economic impact of Covid-19. The Company’s financial results in second quarter 2020 did reflect some benefits from these stimulus programs. The U.S. government is expected to enact additional stimulus legislation in third quarter 2020 but the Company cannot predict what impact, if any, such additional stimulus would have on the Company’s operating results. The Company continues to monitor any effects and related benefits that may result from the CARES Act and successor programs as well as foreign stimulus programs.

Net earnings attributable to Tootsie Roll Industries, Inc. were $7,388 (after $6 net loss attributed to non-controlling interests) in second quarter 2020 compared to $11,556 (after $12 net loss attributed to non-controlling interests) in second quarter 2019, and earnings per share were $0.11 and $0.17 in second quarter 2020 and 2019, respectively, a decrease of $0.06 per share, or 35.3%. First half 2020 net earnings attributable to Tootsie Roll Industries, Inc. were $19,370 (after $12 net loss attributed to non-controlling interests) compared to first half 2019 net earnings of $20,511 (after $56 net loss attributed to non-controlling interests), and net earnings per share were $0.29 and $0.30 in first half 2020 and first half 2019, respectively, a decrease of $0.01 per share or 3.3%.  Net earnings in second quarter and first half 2020 were principally impacted by the decline in sales as discussed above. Earnings per share attributable to Tootsie Roll Industries, Inc. for second quarter and first half 2020 benefited from the reduction in average shares outstanding resulting from purchases in the open market by the Company of its common stock. Average shares outstanding decreased from 67,501 at second quarter 2019 to 66,671 at second quarter 2020, and from 67,664 in first half 2019 to 66,781 in first half 2020.

Goodwill and intangibles, principally trademarks, are assessed annually as of December 31 or whenever events or circumstances indicate that the carrying values may not be recoverable from future cash flows. The Company has not identified any triggering events, as defined, or other adverse information that would indicate a material impairment of its goodwill or intangibles in first half 2020. The Company’s trademarks have indefinite lives and Company management believes that the adverse effects of the Covid-19 pandemic on sales are temporary and do not significantly affect our business model and long-term strategy. Therefore, we do not consider COVID-19 to be a triggering event to accelerate our annual impairments testing.  There were no impairments in the comparative first half 2019 period or in calendar year 2019. Although Company management has not identified any trigging events at this time relating to its intangibles the ultimate effects of the Covid-19 pandemic could change this assessment in the future, as discussed below and as outlined in the Company’s risk factors discussed on Form 10-K for the year ended December 31, 2019.

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

The Company and the union concluded a new labor contract in 2018 which requires the Company’s continued participation in this Plan through September 2022. The amended rehabilitation plan, which also continues, requires that employer contributions include 5% compounded annual surcharge increases each year for an unspecified period of time beginning in 2012 as well as certain plan benefit reductions. The Company’s pension expense for this Plan for first half 2020 and 2019 was $1,504 and $1,548, respectively, which includes surcharges of $530 and $496, respectively, as required under the amended rehabilitation plan. Such surcharges for calendar years 2019 and 2018 were $948 and $811, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows provided by operating activities were $10,880 and $11,021 in first half 2020 and 2019, respectively, an unfavorable decrease of $141. The decrease in first half 2020 cash flows from operating activities principally reflects decreased net earnings offset by the change in income taxes payable as well as the timing of sales and collections of accounts receivable trade.

Net cash used in investing activities was $17,271 in first half 2020 compared to $33,662 in first half 2019. Cash flows used in investing activities reflect $53,269 and $33,558 of purchases of available for sale securities during first half 2020 and 2019, respectively, and $44,466 and $12,120 of sales and maturities of available for sale securities during first half 2020 and 2019, respectively. First half 2020 and 2019 investing activities include capital expenditures of $6,410 and $9,945, respectively. Company Management has committed approximately $25,000 to a rehabilitation upgrade and expansion of one of its manufacturing plants in the U.S.A. The Company spent approximately $2,400 in 2019, and Management’s projected cash outlays for this project are approximately $12,600 in 2020 and $10,000 in 2021. All capital expenditures are to be funded from the Company’s cash flow from operations and internal sources including available for sale securities.

The Company’s consolidated financial statements include bank borrowings of $864 and $686 at June 30, 2020 and 2019, respectively, all of which relates to its Spanish subsidiary. The Company had no other outstanding bank borrowings at June 30, 2020.

Financing activities include Company common stock purchases and retirements of $12,959 and $19,186 in first half 2020 and 2019, respectively. Cash dividends of $11,853 and $11,699 were paid in first half 2020 and 2019, respectively.

The Company’s current ratio (current assets divided by current liabilities) was 3.8 to 1 at June 30, 2020 compared to 4.4 to 1 at December 31, 2019 and 4.7 to 1 at June 30, 2019. Net working capital was $238,517 at June 30, 2020 compared to $273,786 and $220,802 at December 31, 2019 and June 30, 2019, respectively. The aforementioned net working capital amounts are principally reflected in aggregate cash and cash equivalents and short-term investments of $186,385 at June 30, 2020 compared to $239,404 and $140,560 at December 31, 2019 and June 30, 2019, respectively. In addition, long term investments, principally debt securities comprising corporate bonds, were $186,057 at June 30, 2020, as compared to $153,031 and $195,359 at December 31, 2019 and June 30, 2019, respectively. Aggregate cash and cash equivalents and short and long-term investments were $372,442, $392,435, and $335,919, at June 30, 2020, December 31, 2019 and June 30, 2019, respectively. The aforementioned includes $78,285, $76,183, and $71,375 at June 30, 2020, December 31, 2019 and June 30, 2019, respectively, relating to trading securities which are used as an economic hedge for the Company’s deferred compensation liabilities. Investments in available for sale securities, primarily high quality corporate bonds, that matured during first half 2020 and 2019 were generally used to purchase the Company’s common stock or were replaced with debt securities of similar maturities.

The Company periodically contributes to a VEBA trust, managed and controlled by the Company, to fund the estimated future costs of certain employee health, welfare and other benefits. The Company is currently using these VEBA funds to pay the actual cost of such benefits through most of 2022. The VEBA trust held $10,639, $12,085 and $14,674 of aggregate cash and cash equivalents at June 30, 2020, December 31, 2019 and June 30, 2019, respectively. This asset value is included in prepaid expenses and long-term other assets in the Company’s Consolidated Statement of Financial Position. These assets are categorized as Level 2 within the fair value hierarchy.

COVID-19 PANDEMIC

On March 11, 2020, the World Health Organization designated the recent novel coronavirus ("COVID-19") as a global pandemic. We continue to actively monitor COVID-19 and its potential impact on our operations and financial results, prioritizing employee health and safety. To date, there has not been any material disruption to our supply chain or our manufacturing capabilities that has materially affected our ability to meet sales demands.

The Covid-19 pandemic, and resulting “shelter in place” and closures of “nonessential” businesses by many state and local governments, as well as foreign governments, has had a significant adverse impact on the overall economy. The aforementioned has resulted in the curtailment or complete closing of certain trade channels where our products are distributed as well as resulting changes in consumer behavior and shopping habits. Many of the Company’s products are larger confectionary products where a high value is provided to consumers, and such products are often consumed at many “sharing” and “give-a-way” events including group gatherings and activities. However, many of these consumption occasions as well as impulse purchases of our products have been significantly affected or completely curtailed by “shelter in place” mandates, public health guidelines, and consumer fears of returning to their previous lifestyles. As a result, the Company has experienced significant declines in both second quarter 2020 sales, and in its customer orders and sales to date in third quarter 2020 compared to the corresponding periods in 2019. Although the downward sales trend in third quarter 2020 has lessened as steps are taken to “reopen our economy”, the Company expects this adverse sales trend to have a material adverse effect on sales and net earnings in third quarter 2020, and possibly fourth quarter 2020.

The Company’s third quarter period is historically its largest quarterly sales period because it also includes pre-Halloween seasonal sales which are very significant in the third quarter. Should Halloween activities not materialize this year, our Halloween sales and/or consumer purchases of our products at retail could be materially adversely affected, including costs relating to customer returns and/or significant price discounting and mark-downs at retail. The effects of this pandemic are unprecedented and its future effects, including the “reopening up the economy”, are very uncertain. Therefore, the Company is not able to predict the effects of this pandemic on the second half of 2020 and beyond.

Although the Company has not yet experienced any material disruptions to its business, the Covid-19 pandemic could also result in the following:

●	Disruption to supply chain resulting in the unavailability or untimely delivery of raw materials and supplies as well as key services by third parties for the manufacture and distribution of products.
●	Disruption to manufacturing due to plant closures which could result in a lack of labor and supervision because of employee Covid-19 positive tests or related quarantine of employees, excessive sickness, fears or unwillingness of employees to come to work, union demands and resistance to work, or closures mandated by local, state or federal governmental authorities.
●	Disruption to shipping and delivery of inventory, supplies and products to distribution centers and customers where third-party carriers are used.
●	Changes in consumer attitudes and participation in key holidays and seasonal events, including Halloween which has historically comprised approximately 50% of third quarter sales.
●	Deteriorating economic conditions, which are discussed below and in the Company Risk Factors on Form 10-K for the year ended December 31, 2019, including high unemployment, declining consumer confidence and spending, and effects of lower GDP, any of which could change the demand for one or more of our products.
●	Impairment in the carrying value of trademarks should the adverse effects of the Covid-19 have a long-term effect on sales which could result from changes in consumer behavior, lifestyles, and shopping habits and some or all changes become permanent.

We have prioritized the safety of our employees and therefore the Company has taken many steps to provide our employees with a safe and healthy work environment, including increased sanitation, social distancing measures at all Company locations, having office employees work remotely, curtailing visitors at Company locations, and limiting all airline and other travel by employees. Because the Company has a sizable investment in marketable securities (see Liquidity and Capital Resources section above) it is well positioned financially to respond to the adverse effects of this pandemic in the short-term, as well as for a longer period of time if necessary.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of Management, the Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2020 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to Management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our business and financial results are impacted by consumer spending levels, impulse purchases, shopping habits and behaviors, consumer activities, events and traditions where confectionary products are consumed, the availability of our products at retail, including at large retail customers, and our ability to manufacture and distribute products to our customers and consumers in an effective and efficient manner. The fear of exposure or actual effects of a disease, such as the Covid-19 pandemic, could negatively impact our overall business and financial results. Specific factors that may impact our operations, some of which have had, and in the future could have, an unfavorable impact on our operations as a result of Covid-19, include, but are not limited to:

●	Significant reductions in demand for one or more of our products - Changes in demand may be caused by, among other things, the temporary inability of consumers to purchase our products due to illness, quarantine, travel restrictions, financial hardship, “shelter in place” directives, or overall fear to return to past behaviors. Shifts in demand for one or more of our products, changes in trade and distribution patterns, or changes in consumer buying habits, if prolonged, could negatively impact our results.
●	The inability to meet our customers’ needs and achieve efficient production of finished products - Disruptions in our manufacturing operations or supply arrangements caused by the loss or disruption of essential manufacturing materials, supplies and services, transportation resources, workforce availability, or other manufacturing and distribution capability could have significant adverse effects on our business and financial results.
●	Significant adverse changes in the political conditions and government mandates or directives - In markets in which we manufacture, sell or distribute our products, governmental or regulatory actions, closures or other restrictions such as quarantine or travel restrictions, that limit or close our manufacturing, distribution or office facilities, or otherwise prevent our third-party suppliers, sales brokers, or customers from achieving the level of operations necessary for the production, distribution, sale, and support of our products, could negatively impact our results.
●	Risk related to Halloween and other seasonal sales - The Company’s sales are highest during the Halloween season which has historically comprised approximately 50% of third quarter sales. Changes in consumer behavior, traditions, behaviors, and interest in Halloween activities and events, or changes mandated or recommended by government or health officials, as well as negative media coverage, could significantly affect the Company’s seasonal sales.

●	Risk of impairment of goodwill or indefinite-lived intangible assets - Significant changes in product demand could adversely affect our long-term sales and cash flows of certain products and brands, and their related trademarks, which could result in an impairment and write-down of certain trademarks or other indefinite lived intangibles. Other long-lived assets are likewise tested for impairment upon the occurrence of a triggering event, which could also result in a write-down.
●	Risks relating to increase in unfunded liability in multi-employer pension plan and effects on the Company withdrawal liability - The Company participates in a multi-employer pension plan (Plan) which is currently in “critical and declining status”, as defined by applicable law, and the Company is subject to a significant withdrawal liability (see also Note 7 of the Company’s Notes to Consolidated Financial Statements and Management’s Discussion and Analysis). Although the equity markets have recovered much of their losses from first quarter 2020, should the plan’s equity and other investment losses return or increase, the adverse effects on the Plan’s investments would likely increase the Plan’s unfunded status and the Company’s withdrawal liability. In addition, other adverse effects, such as increases in participating employer withdrawals from the Plan, would also likely increase the Company’s withdrawal liability.
●	Risks relating to potential employer liability – The effects of Covid-19 relating to employer liability remains uncertain, and if it is determined that employers are to have liability for employee or other matters related to Covid-19, this could have significant adverse effects on our financial results.

With respect to the Covid-19 pandemic, the situation remains fluid and could possibly result in additional material adverse effects on the Company and its financial results. The Company's efforts to manage and mitigate these factors may be unsuccessful, and the effectiveness of these efforts depends on many factors beyond our control, including the duration and severity the Covid-19 pandemic, as well as actions taken to contain its spread and mitigate public health effects and fear.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the Company’s purchases of its common stock during the quarter ended June 30, 2020:

				Approximate Dollar
	(a) Total		Shares	Value of Shares that
	Number of	(b) Average	Purchased as Part of	May Yet Be Purchased
	Shares	Price Paid per	Publicly Announced Plans	Under the Plans
Period	Purchased	Share	Or Programs	or Programs

Apr 1 to Apr 30	5,000	$37.05	Not Applicable	Not Applicable

May 1 to May 31	43,435	34.96	Not Applicable	Not Applicable

Jun 1 to Jun 30	69,500	35.14	Not Applicable	Not Applicable

Total	117,935	$35.15	Not Applicable	Not Applicable

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

TOOTSIE ROLL INDUSTRIES, INC.

Date:	August 7, 2020	BY:	/S/ELLEN R. GORDON

Ellen R. Gordon
Chairman and Chief
Executive Officer

Date:	August 7, 2020	BY:	/S/G. HOWARD EMBER, JR.

G. Howard Ember, Jr.
Vice President Finance and
Chief Financial Officer