Form 10-Q
period 2020-09-30
TOOTSIE ROLL INDUSTRIES INC
filed 2020-11-13
CIK 98677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (September 30, 2020).

Class	Outstanding

Common Stock, $0.69-4/9 par value	39,336,109
Class B Common Stock, $0.69-4/9 par value	27,024,737

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, par value $0.69-4/9 per share	TR	New York Stock Exchange

TOOTSIE ROLL INDUSTRIES, INC.

SEPTEMBER 30, 2020

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See “Forward-Looking Statements” under Part I — Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands) (Unaudited)

	September 30, 2020	December 31, 2019	September 30, 2019

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$108,264	$138,960	$87,400
Restricted cash	397	380	369
Investments	58,265	100,444	76,766
Accounts receivable trade, less allowances of $2,260, $1,949 and $2,728	67,377	45,044	88,241
Other receivables	3,588	3,418	3,616
Inventories:
Finished goods and work-in-process	45,822	35,909	41,627
Raw materials and supplies	25,359	23,179	28,783
Prepaid expenses	5,720	5,996	5,504
Total current assets	314,792	353,330	332,306

PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	21,708	21,740	21,712
Buildings	122,514	122,843	121,802
Machinery and equipment	415,246	416,625	400,885
Construction in progress	15,720	4,427	15,497
Operating lease right-of-use assets	1,062	1,580	1,770
	576,250	567,215	561,666
Less - accumulated depreciation	391,332	378,760	374,924
Net property, plant and equipment	184,918	188,455	186,742

OTHER ASSETS:
Goodwill	73,237	73,237	73,237
Trademarks	175,024	175,024	175,024
Investments	201,698	153,031	178,808
Split dollar officer life insurance	26,042	26,042	26,042
Prepaid expenses and other assets	5,744	8,056	9,411
Deferred income taxes	580	689	522
Total other assets	482,325	436,079	463,044
Total assets	$982,035	$977,864	$982,092

(The accompanying notes are an integral part of these statements.)

(in thousands except per share data) (Unaudited)

	September 30, 2020	December 31, 2019	September 30, 2019

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$15,880	$12,720	$18,020
Bank loans	933	747	768
Dividends payable	5,970	5,861	5,876
Accrued liabilities	47,051	41,611	44,982
Postretirement health care benefits	598	598	580
Operating lease liabilities	948	1,062	1,061
Deferred compensation	-	16,945	-
Income taxes payable	6,694	-	6,122
Total current liabilities	78,074	79,544	77,409

NONCURRENT LIABILITIES:
Deferred income taxes	47,382	47,295	44,867
Postretirement health care benefits	13,312	13,145	12,129
Industrial development bonds	7,500	7,500	7,500
Liability for uncertain tax positions	3,402	4,240	3,537
Operating lease liabilities	114	518	709
Deferred compensation and other liabilities	71,513	65,973	77,801
Total noncurrent liabilities	143,223	138,671	146,543

TOOTSIE ROLL INDUSTRIES, INC. SHAREHOLDERS’ EQUITY:
Common stock, $.69-4/9 par value - 120,000 shares authorized; 39,336, 38,836 and 39,019, respectively, issued	27,317	26,969	27,096
Class B common stock, $.69-4/9 par value - 40,000 shares authorized; 27,025, 26,287 and 26,300, respectively, issued	18,767	18,254	18,264
Capital in excess of par value	715,286	696,059	702,806
Retained earnings	23,299	40,809	32,107
Accumulated other comprehensive loss	(21,712)	(20,245)	(19,952)
Treasury stock (at cost) - 93, 90 and 90 shares, respectively	(1,992)	(1,992)	(1,992)
Total Tootsie Roll Industries, Inc. shareholders’ equity	760,965	759,854	758,329
Noncontrolling interests	(227)	(205)	(189)
Total equity	760,738	759,649	758,140
Total liabilities and shareholders’ equity	$982,035	$977,864	$982,092

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

EARNINGS AND RETAINED EARNINGS

(in thousands except per share amounts) (Unaudited)

	Quarter Ended		Year to Date Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Net product sales	$156,962	$181,913	$339,561	$388,953
Rental and royalty revenue	835	811	2,638	2,700
Total revenue	157,797	182,724	342,199	391,653
Product cost of goods sold	99,187	112,867	216,009	243,668
Rental and royalty cost	213	241	725	772
Total costs	99,400	113,108	216,734	244,440
Product gross margin	57,775	69,046	123,552	145,285
Rental and royalty gross margin	622	570	1,913	1,928
Total gross margin	58,397	69,616	125,465	147,213
Selling, marketing and administrative expenses	32,868	33,578	78,699	92,902
Earnings from operations	25,529	36,038	46,766	54,311
Other income (loss), net	5,863	1,846	10,096	10,916
Earnings before income taxes	31,392	37,884	56,862	65,227
Provision for income taxes	6,729	8,038	12,841	14,926
Net earnings	24,663	29,846	44,021	50,301
Less: net earnings (loss) attributable to noncontrolling interests	(10)	(8)	(22)	(64)
Net earnings attributable to Tootsie Roll Industries, Inc.	$24,673	$29,854	$44,043	$50,365

Net earnings attributable to Tootsie Roll Industries, Inc. per share	$0.37	$0.44	$0.66	$0.75
Dividends per share *	$0.09	$0.09	$0.27	$0.27

Average number of shares outstanding	66,423	67,286	66,657	67,541

Retained earnings at beginning of period	$4,588	$8,121	$40,809	$33,767
Net earnings attributable to Tootsie Roll Industries, Inc.	24,673	29,854	44,043	50,365
Cash dividends	(5,962)	(5,868)	(17,800)	(17,519)
Stock dividends	-	-	(43,753)	(34,506)
Retained earnings at end of period	$23,299	$32,107	$23,299	$32,107

*Does not include 3% stock dividend to shareholders of record on 3/3/20 and 3/5/19.

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS

(in thousands except per share amounts) (Unaudited)

	Quarter Ended		Year to Date Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Net earnings	$24,663	$29,846	$44,021	$50,301

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	328	(353)	(2,736)	243

Pension and postretirement reclassification adjustments:
Unrealized gains (losses) for the period on postretirement and pension benefits	-	-	-	-
Less: reclassification adjustment for (gains) losses to net earnings	(338)	(380)	(1,013)	(1,141)
Unrealized gains (losses) on postretirement and pension benefits	(338)	(380)	(1,013)	(1,141)

Investments:
Unrealized gains (losses) for the period on investments	(461)	364	1,867	3,016
Less: reclassification adjustment for (gains) losses to net earnings	-	34	-	34
Unrealized gains (losses) on investments	(461)	398	1,867	3,050

Derivatives:
Unrealized gains (losses) for the period on derivatives	610	(492)	388	115
Less: reclassification adjustment for (gains) losses to net earnings	10	390	432	648
Unrealized gains (losses) on derivatives	620	(102)	820	763

Total other comprehensive income (loss), before tax	149	(437)	(1,062)	2,915
Income tax benefit (expense) related to items of other comprehensive income	43	22	(405)	(645)
Total comprehensive earnings	24,855	29,431	42,554	52,571
Comprehensive earnings (loss) attributable to noncontrolling interests	(10)	(8)	(22)	(64)
Total comprehensive earnings attributable to Tootsie Roll Industries, Inc.	$24,865	$29,439	$42,576	$52,635

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Year to Date Ended
	September 30, 2020	September 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$44,021	$50,301
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation	13,777	14,112
Deferred income taxes	(319)	279
Amortization of marketable security premiums	965	976
Changes in operating assets and liabilities:
Accounts receivable	(22,875)	(38,516)
Other receivables	281	(702)
Inventories	(13,001)	(15,867)
Prepaid expenses and other assets	2,742	3,384
Accounts payable and accrued liabilities	9,462	10,635
Income taxes payable	5,964	9,863
Postretirement health care benefits	(845)	(883)
Deferred compensation and other liabilities	(16,084)	2,594
Net cash provided by operating activities	24,088	36,176
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11,425)	(14,151)
Purchases of trading securities	(2,718)	(2,835)
Sales of trading securities	17,673	362
Purchase of available for sale securities	(82,862)	(49,999)
Sale and maturity of available for sale securities	67,215	51,580
Net cash from (used in) investing activities	(12,117)	(15,043)
CASH FLOWS FROM FINANCING ACTIVITIES:
Shares purchased and retired	(23,505)	(27,232)
Dividends paid in cash	(17,850)	(17,592)
Proceeds from bank loans	3,048	2,662
Repayment of bank loans	(2,900)	(2,233)
Net cash used in financing activities	(41,207)	(44,395)
Effect of exchange rate changes on cash	(1,443)	(256)
Increase (Decrease) in cash and cash equivalents	(30,679)	(23,518)
Cash, cash equivalents and restricted cash at beginning of year	139,340	111,287
Cash, cash equivalents and restricted cash at end of quarter	$108,661	$87,769
Supplemental cash flow information:
Income taxes paid/(received), net	$6,904	$5,182
Interest paid	$53	$95
Stock dividend issued	$63,402	$70,557

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(in thousands except per share amounts) (Unaudited)

Note 1 — Significant Accounting Policies

General Information

Foregoing data has been prepared from the unaudited financial records of Tootsie Roll Industries, Inc. (the “Company”) and in the opinion of Management all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the interim period have been reflected. Certain amounts previously reported have been reclassified to conform to the current year presentation. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”).

Results of operations for the period ended September 30, 2020 are not necessarily indicative of results to be expected for the year to end December 31, 2020 because of the seasonal nature of the Company’s operations. Historically, the third quarter has been the Company’s largest net product sales quarter due to pre-Halloween net product sales. The Covid-19 pandemic adversely affected the Company’s net realization on pre-Halloween net product sales in third quarter 2020 which is discussed below.

On March 11, 2020, the World Health Organization designated the recent novel coronavirus ("COVID-19") as a global pandemic. We continue to actively monitor COVID-19 and its potential impact on our operations and financial results. Covid-19 has had a significant adverse effect on second and third quarter 2020 net earnings, and is likely to a lesser extent to adversely affect fourth quarter 2020 and in 2021 as well. The impact that COVID-19 will have on our consolidated financial statements throughout 2020 and 2021 remains uncertain and ultimately will be dictated by the length and severity of the pandemic, as well as the economic recovery and federal, state, local and foreign government actions taken in response. The effects of Covid-19 pandemic are unprecedented, and therefore the Company is unable to determine its effects on its net product sales and net earnings for the balance of 2020 and in 2021.

Revenue Recognition

The Company’s revenues, primarily net product sales, principally result from the sale of goods, reflect the consideration to which the Company expects to be entitled generally based on customer purchase orders. The Company records revenue based on a five-step model in accordance with Accounting Standards Codification ("ASC") Topic 606 which became effective January, 1, 2018. Adjustments for estimated customer cash discounts upon payment, discounts for price adjustments, product returns, allowances, and certain advertising and promotional costs, including consumer coupons, are variable consideration and are recorded as a reduction of net product sales revenue in the same period the related net product sales are recorded. Such estimates are calculated using historical averages adjusted for any expected changes due to current business conditions and experience. The Company has adjusted third quarter 2020 pre-Halloween net product sales for the effects of net price realization resulting from the Covid-19 pandemic. A net product sale is recorded when the Company delivers the product to the customer, or in certain instances, the customer picks up the goods at the Company’s distribution center, and thereby obtains control of such product. Amounts billed and due from our customers are classified as accounts receivable trade on the balance sheet and require payment on a short-term basis. Accounts receivable trade are unsecured. Shipping and handling costs of $12,356 and $14,536 in third quarter 2020 and 2019, respectively, and $31,425 and $36,753 in nine months 2020 and 2019, respectively, are included in selling, marketing and administrative expenses. A minor amount of royalty income (less than 0.2% of our consolidated net product sales) is also recognized from sales-based licensing arrangements, pursuant to which revenue is recognized as the third-party licensee sales occur. Rental income (less than 1% of our consolidated net product sales) is not considered revenue from contracts from customers.

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

Note 2 — Average Shares Outstanding

The average number of shares outstanding for nine months 2020 reflects aggregate stock purchases of 705 shares for $23,505 and a 3% stock dividend of 1,942 shares distributed on April 3, 2020. The average number of shares outstanding for nine months 2019 reflects aggregate stock purchases of 726 shares for $27,232 and a 3% stock dividend of 1,914 shares distributed on April 5, 2019.

Note 3 — Income Taxes

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company remains subject to examination by U.S. federal and state and foreign tax authorities for the years 2016 through 2018. The Company’s consolidated effective income tax rate was 21.4% and 21.2% in third quarter 2020 and 2019, respectively, and 22.6% and 22.9% in nine months 2020 and 2019, respectively.

NOTE 4—Share Capital and Capital In Excess of Par Value:

							Capital in
			Class B				Excess
	Common Stock		Common Stock		Treasury Stock		of Par
	Shares	Amount	Shares	Amount	Shares	Amount	Value
	(000’s)		(000’s)		(000’s)
Balance at June 30, 2020	39,664	$27,544	27,025	$18,767	93	$(1,992)	$725,605
Issuance of 3% stock dividend	—	—	—	—	—	—	—
Conversion of Class B common shares to common shares	—	—	—	—	—	—	—
Purchase and retirement of common shares and other	(328)	(227)	—	—	—	—	(10,319)
Balance at September 30, 2020	39,336	$27,317	27,025	$18,767	93	$(1,992)	$715,286

Balance at June 30, 2019	39,233	$27,245	26,302	$18,264	90	$(1,992)	$710,703
Issuance of 3% stock dividend	—	—	—	—	—	—	—
Conversion of Class B common shares to common shares	2	—	(2)	—	—	—	—
Purchase and retirement of common shares and other	(216)	(149)	-	—	—	—	(7,897)
Balance at September 30, 2019	39,019	$27,096	26,300	$18,264	90	$(1,992)	$702,806

Balance at December 31, 2019	38,836	$26,969	26,287	$18,254	90	$(1,992)	$696,059
Issuance of 3% stock dividend	1,157	803	786	547	3	—	42,243
Conversion of Class B common shares to common shares	48	34	(48)	(34)	—	—	—
Purchase and retirement of common shares and other	(705)	(489)	—	—	—	—	(23,016)
Balance at September 30, 2020	39,336	$27,317	27,025	$18,767	93	$(1,992)	$715,286

Balance at December 31, 2018	38,544	$26,767	25,584	$17,767	88	$(1,992)	$696,535
Issuance of 3% stock dividend	1,150	798	767	532	2	—	32,999
Conversion of Class B common shares to common shares	51	35	(51)	(35)	—	—	—
Purchase and retirement of common shares and other	(726)	(504)	—	—	—	—	(26,728)
Balance at September 30, 2019	39,019	$27,096	26,300	$18,264	90	$(1,992)	$702,806

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

As of September 30, 2020, December 31, 2019 and September 30, 2019, the Company held certain financial assets that are required to be measured at fair value on a recurring basis. These included derivative hedging instruments related to the purchase of certain raw materials and foreign currencies, investments in trading securities and available for sale securities. The Company’s available for sale securities principally consist of corporate bonds.

The following table presents information about the Company’s financial assets and liabilities measured at fair value as of September 30, 2020, December 31, 2019 and September 30, 2019 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Estimated Fair Value September 30, 2020
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$108,264	$108,264	$-	$-
Available for sale securities	193,843	3,173	190,670	-
Foreign currency forward contracts	539	-	539	-
Commodity futures contracts	415	415	-	-
Trading securities	66,120	53,504	12,616	-
Total assets measured at fair value	$369,181	$165,356	$203,825	$-

	Estimated Fair Value December 31, 2019
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$138,960	$138,960	$-	$-
Available for sale securities	177,292	3,588	173,704	-
Foreign currency forward contracts	14	-	14	-
Commodity futures contracts, net	121	121	-	-
Trading securities	76,183	48,260	27,923	-
Total assets measured at fair value	$392,570	$190,929	$201,641	$-

	Estimated Fair Value September 30, 2019
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$87,400	$87,400	$-	$-
Available for sale securities	183,784	3,584	180,200	-
Foreign currency forward contracts	(122)	-	(122)	-
Commodity futures contracts	(108)	(108)	-	-
Trading securities	71,790	44,975	26,815	-
Total assets measured at fair value	$342,744	$135,851	$206,893	$-

The fair value of the Company’s industrial revenue development bonds at September 30, 2020, December 31, 2019 and September 30, 2019 were valued using Level 2 inputs which approximates the carrying value of $7,500 for the respective periods. Interest rates on these bonds are reset weekly based on current market conditions.

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

Changes in the fair value of the Company’s cash flow hedges are recorded in accumulated other comprehensive loss, net of tax, and are reclassified to earnings in the periods in which earnings are affected by the hedged item. Substantially all amounts reported in accumulated other comprehensive loss for commodity derivatives are expected to be reclassified to cost of goods sold. Approximately $415 of this accumulated comprehensive gain is expected to be reclassified to earnings in 2021. Approximately $80, $232 and $227 reported in accumulated other comprehensive gain for foreign currency derivatives are expected to be reclassified to other income, net in 2020, 2021 and 2022, respectively.

The following table summarizes the Company’s outstanding derivative contracts and their effects on its Condensed Consolidated Statements of Financial Position at September 30, 2020, December 31, 2019 and September 30, 2019:

	September 30, 2020
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$7,483	$539	$-
Commodity futures contracts	4,010	415	-
Total derivatives		$954	$-

	December 31, 2019
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$5,533	$14	$—
Commodity futures contracts	7,147	205	(84)
Total derivatives		$219	$(84)

	September 30, 2019
	Notional
	Amounts	Assets	Liabilities

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$8,294	$-	$(122)
Commodity futures contracts	4,726	26	(134)
Total derivatives		$26	$(256)

The effects of derivative instruments on the Company’s Condensed Consolidated Statements of Earnings and Retained Earnings and the Condensed Consolidated Statements of Comprehensive Earnings for periods ended September 30, 2020 and September 30, 2019 are as follows:

	For Quarter Ended September 30, 2020
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$194	$82	$-
Commodity futures contracts	416	(92)	-
Total	$610	$(10)	$-

	For Quarter Ended September 30, 2019
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$(138)	$(33)	$-
Commodity futures contracts	(354)	(357)	-
Total	$(492)	$(390)	$-

	For Year to Date Ended September 30, 2020
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$341	$(185)	$-
Commodity futures contracts	47	(247)	-
Total	$388	$(432)	$-

	For Year to Date Ended September 30, 2019
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$252	$(33)	$-
Commodity futures contracts	(137)	(615)	-
Total	$115	$(648)	$-

Note 7 — Pension Plans

Beginning in 2012, the Company received periodic notices from the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union  Pension Plan (Plan), a multi-employer defined benefit pension plan for certain Company union employees, that the Plan’s actuary certified the Plan to be in “critical status”, the “Red Zone”, as defined by the Pension Protection Act (PPA) and the Pension Benefit Guaranty Corporation (PBGC); and that a plan of rehabilitation was adopted by the trustees of the Plan in 2012. During 2015, the Company received new notices that the Plan was reclassified to “critical and declining status”, as defined by the PPA and PBGC, for the plan year beginning January 1, 2015. A designation of “critical and declining status” implies that the Plan is expected to become insolvent in the next 20 years. In 2016, the Company received new notices that the Plan’s trustees adopted an amended rehabilitation plan effective January 1, 2016, and all annual notices through 2020 have continued to classify the Plan in the “critical and declining status” category.

The Company has been advised that its withdrawal liability would have been $99,800, $81,600 and $82,200 if it had withdrawn from the Plan during 2019, 2018 and 2017, respectively. Should the Company actually withdraw from the Plan at a future date, a withdrawal liability, which could be higher than the above discussed amounts, could be payable to the Plan.

The amended rehabilitation plan requires that employer contributions include 5% compounded annual surcharge increases each year for an unspecified period of time beginning January 2013 (in addition to the 5% interim surcharge initiated in June 2012) as well as certain plan benefit reductions. The Company’s pension expense for this Plan for nine months 2020 and 2019 was $2,226 and $2,307, respectively ($2,961 and $2,836 for twelve months 2019 and 2018, respectively). The aforementioned expense includes surcharges of $785 and $738 for nine months 2020 and 2019, respectively ($948 and $811 for twelve months 2019 and 2018, respectively), as required under the amended plan of rehabilitation.

The Company is currently unable to determine the ultimate outcome of the above discussed matter and therefore is unable to determine the effects on its consolidated financial statements, but the ultimate outcome or the effects of any modifications to the current amended rehabilitation plan could be material to its consolidated results of operations or cash flows in one or more future periods.

Note 8 — Accumulated Other Comprehensive Earnings (Loss)

Accumulated Other Comprehensive Earnings (Loss) consists of the following components:

						Accumulated
	Foreign		Foreign		Postretirement	Other
	Currency		Currency	Commodity	and Pension	Comprehensive
	Translation	Investments	Derivatives	Derivatives	Benefits	Earnings (Loss)
Balance at June 30, 2020	$(26,432)	$2,647	$324	$(70)	$1,627	$(21,904)
Other comprehensive earnings (loss) before reclassifications	328	(350)	146	316	-	440
Reclassifications from accumulated other comprehensive loss	-	-	(62)	69	(255)	(248)
Other comprehensive earnings (loss) net of tax	328	(350)	84	385	(255)	192
Balance at September 30, 2020	$(26,104)	$2,297	$408	$315	$1,372	$(21,712)

Balance at June 30, 2019	$(23,563)	$494	$(13)	$(84)	$3,629	$(19,537)
Other comprehensive earnings (loss) before reclassifications	(353)	278	(105)	(268)	-	(448)
Reclassifications from accumulated other comprehensive loss	-	26	25	270	(288)	33
Other comprehensive earnings (loss) net of tax	(353)	304	(80)	2	(288)	(415)
Balance at September 30, 2019	$(23,916)	$798	$(93)	$(82)	$3,341	$(19,952)

Balance at December 31, 2019	$(23,368)	$882	$10	$92	$2,139	$(20,245)
Other comprehensive earnings (loss) before reclassifications	(2,736)	1,415	258	36	-	(1,027)
Reclassifications from accumulated other comprehensive loss	-	-	140	187	(767)	(440)
Other comprehensive earnings (loss) net of tax	(2,736)	1,415	398	223	(767)	(1,467)
Balance at September 30, 2020	$(26,104)	$2,297	$408	$315	$1,372	$(21,712)

Balance at December 31, 2018	$(24,159)	$(1,516)	$(309)	$(444)	$4,206	$(22,222)
Other comprehensive earnings (loss) before reclassifications	243	2,288	191	(104)	-	2,618
Reclassifications from accumulated other comprehensive loss	-	26	25	466	(865)	(348)
Other comprehensive earnings (loss) net of tax	243	2,314	216	362	(865)	2,270
Balance at September 30, 2019	$(23,916)	$798	$(93)	$(82)	$3,341	$(19,952)

The amounts reclassified from accumulated other comprehensive income (loss) consisted of the following:

Details about Accumulated Other	Quarter Ended		Year to Date Ended		Location of (Gain) Loss
Comprehensive Income Components	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019	Recognized in Earnings
Investments	$-	$34	$-	$34	Other income, net
Foreign currency derivatives	(82)	33	185	33	Other income, net
Commodity derivatives	92	357	247	615	Product cost of goods sold
Postretirement and pension benefits	(338)	(380)	(1,013)	(1,141)	Other income, net
Total before tax	(328)	44	(581)	(459)
Tax (expense) benefit	80	(11)	141	111
Net of tax	$(248)	$33	$(440)	$(348)

Note 9 — Restricted Cash

Restricted cash comprises certain cash deposits of the Company’s Spanish subsidiary with international banks that are pledged as collateral for letters of credit and bank borrowings.

Note 10 — Bank Loans

Bank loans consist of short term (less than 120 days) borrowings by the Company’s Spanish subsidiary that are held by international banks. The weighted-average interest rate as of September 30, 2020 and 2019 was 3.0% and 3.0%, respectively.

Note 11 — Leases

The Company leases certain buildings, land and equipment that are classified as operating leases. These leases have remaining lease terms of up to approximately 3 years.  In the third quarter and nine months of 2020 and 2019, operating lease cost and cash paid for operating lease liabilities totaled $257 and $411, respectively, and $751 and $746, respectively, which is classified in cash flows from operating activities.  As of September 30, 2020 and 2019, operating lease right-of-use assets and operating lease liabilities were both $1,062 and $1,770, respectively. The weighted-average remaining lease term related to these operating leases was 1.0 years and 1.9 years as of September 30, 2020 and 2019, respectively. The weighted-average discount rate related to the Company’s operating leases was 3.0% and 3.1% as of September 30, 2020 and 2019, respectively. Maturities of the Company’s operating lease liabilities at September 30, 2020 are as follows: $249 in 2020, $721 in 2021, $88 in 2022 and $4 in 2023.

The Company, as lessor, rents certain commercial real estate to third party lessees. The September 30, 2020 and 2019 cost related to these leased properties was $36,378 and $36,362, respectively, and the accumulated depreciation related to these leased properties was $10,794 and $10,071, respectively. Terms of such leases, including renewal options, may be extended for up to sixty years, many of which provide for periodic adjustment of rent payments based on changes in consumer or other price indices. The Company recognizes lease income on a straight-line basis over the lease term. Lease income in third quarter and nine months 2020 and 2019 was $802 and $733, respectively, and $2,328 and $2,232, respectively, and is classified in cash flows from operating activities.

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

Note 13 — Subsequent Event

Subsequent to September 30, 2020, the Company received $23,527 from certain split dollar life insurance policies on an executive officer. The Company has carried this amount as an asset which represents the cumulative premiums previously paid by the Company on such policies.

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

Net product sales were $156,962 in third quarter 2020 compared to $181,913 in third quarter 2019, a decrease of $24,951 or 13.7%. Nine months 2020 net product sales were $339,561 compared to $388,953 in nine months 2019, a decrease of $49,392 or 12.7%. Domestic (U.S.) net product sales in third quarter and nine months 2020 declined 12.5% and 11.3%, respectively, compared to the corresponding periods in the prior year. Foreign net product sales, including exports to foreign markets, had a greater rate of decline than domestic sales in the comparative periods.

Third quarter net product sales were adversely impacted by the effects of the Covid-19 pandemic, including mandates and public health guidelines issued by state, local, federal and foreign governments and agencies. The “closing” of the economy in second quarter 2020, and its gradual “reopening” in the later part of the second quarter and third quarter, including mandates and public health guidelines in 2020, has curtailed and at times completely closed certain channels of trade where the Company has historically sold its products. Response to this pandemic has resulted in the disruption and changes in lifestyles, shopping habits, and daily work routines, all of which have adversely affected planned consumer purchases of the Company’s products for “sharing” and “give away” occasions, as well as impulse purchases of the Company’s products at retail outlets. Many of the Company’s products are consumed at group events, outings, and other gatherings, which have been significantly curtailed or in some cases eliminated, due to possible infection or spreading of Covid-19. Third quarter net product sales have historically included significant pre-Halloween net product sales which were also adversely affected by the Covid-19 pandemic in third quarter 2020 for the reasons stated above. The Company has monitored its retail “sell through” as of Halloween (through October 31, 2020) and has provided adjustments to its third quarter pre-Halloween net product sales to reflect the estimated effects of resulting sales realization.

Product cost of goods sold were $99,187 in third quarter 2020 compared to $112,867 in third quarter 2019, and nine months 2020 product cost of goods sold were $216,009 compared to $243,668 in nine months 2019. Product cost of goods sold includes $225 and $8 of certain deferred compensation expenses in third quarter 2020 and 2019, respectively, and $245 and $254 of certain deferred compensation expenses in nine months 2020 and 2019, respectively. These deferred compensation expenses principally result from the changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Adjusting for the aforementioned, product cost of goods sold decreased from $112,859 in third quarter 2019 to $98,962 in third quarter 2020, a decrease of $13,897 or 12.3%; and decreased from $243,414 in nine months 2019 to $215,764 in nine months 2020, a decrease of $27,650 or 11.4%. As a percentage of net product sales, adjusted product cost of goods sold was 63.0% and 62.0% in third quarter 2020 and 2019, respectively, an unfavorable increase of 1.0 percentage points; and adjusted product cost of goods sold was 63.5% and 62.6% in nine months 2020 and 2019, respectively, an unfavorable increase of 0.9 percentage points. Lower net product sales and production volumes were the principal drivers of the above discussed adjusted cost of goods sold as a percentage of net product sales because these plant manufacturing overhead costs are primarily fixed and recurring each year, and only partially decline with lower volumes. Certain cost and expense reductions, which include Company initiatives to reduce costs, partially offset the decrease in third quarter and nine months 2020 gross profit margins. The Company is continuing to make investments in plant manufacturing operations to meet new consumer and customer demands, achieve product quality improvements, increase operational efficiencies and provide genuine value to consumers for the long-term.

Selling, marketing and administrative expenses were $32,868 in third quarter 2020 compared to $33,578 in third quarter 2019, and nine months 2020 selling, marketing and administrative expenses were $78,699 compared to $92,902 in nine months 2019. Selling, marketing and administrative expenses include $4,622 and $213 of certain deferred compensation expenses in third quarter 2020 and 2019, respectively, and $4,645 and $6,803 of certain deferred compensation expenses in nine months 2020 and 2019, respectively. As discussed above, these expenses principally result from changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years, and are not reflective of current operating results. Adjusting for the aforementioned deferred compensation expenses, selling, marketing and administrative expenses decreased from $33,365 in third quarter 2019 to $28,246 in third quarter 2020, a decrease of $5,119 or 15.3%; and selling, marketing and administrative expenses decreased from $86,099 in nine months 2019 to $74,054 in nine months 2020 a decrease of $12,045 or 14.0%. As a percentage of net product sales, adjusted selling, marketing and administrative expenses decreased from 18.3% in third quarter 2019 to 18.0% in third quarter 2020, a favorable decrease of 0.3 percentage points as a percent of net product sales, and adjusted selling, marketing and administrative expenses decreased from 22.1% in nine months 2019 to 21.8% in nine months 2020, a favorable decrease of 0.3 percentage points as a percent of net product sales. The decrease in adjusted selling, marketing and administrative expenses as a percentage of net product sales in third quarter 2020 reflects decreases in sales travel and trade shows resulting from the effects of the Covid-19 pandemic. Selling, marketing and administrative expenses include $12,356 and $14,536 for customer freight, delivery and warehousing expenses in third quarter 2020 and 2019, respectively, a decrease of $2,180 or 15.0%. These expenses were $31,425 and $36,753 in nine months 2020 and 2019, respectively, a decrease of $5,328 or 14.5%. These expenses were 7.9% and 8.0% of net product sales in third quarter 2020 and 2019, and were 9.3% and 9.4% of net product sales in nine months 2020 and 2019, respectively.

Earnings from operations were $25,529 in third quarter 2020 compared to $36,038 in third quarter 2019, and were $46,766 in nine months 2020 compared to $54,311 in nine months 2019. Earnings from operations include $4,847 and $221 of certain deferred compensation expenses in third quarter 2020 and 2019; respectively, and include $4,890 and $7,057 of certain deferred compensation expenses in nine months 2020 and 2019, respectively, which are discussed above. Adjusting for these deferred compensation costs and expenses, earnings from operations were $30,376 and $36,259 in third quarter 2020 and 2019, respectively, a decrease of $5,883 or 16.2%; and adjusted operating earnings were $51,656 and $61,368 in nine months 2020 and 2019, respectively, a decrease of $9,712 or 15.8%. As a percentage of net product sales, these adjusted operating earnings were 19.4% and 19.9% in third quarter 2020 and 2019, respectively, an unfavorable decrease of 0.5 percentage points as a percentage of net product sales; and as a percentage of net product sales, these adjusted operating earnings were 15.2% and 15.8% in nine months 2020 and 2019, respectively, an unfavorable decrease of 0.6 percentage points as a percentage of net product sales. The decrease in adjusted operating earnings in both third quarter and nine months 2020 principally reflects the negative impact of lower net product sales, including the effects of lower gross profit margins, as discussed above.

Management believes the comparisons presented in the preceding paragraphs, after adjusting for changes in deferred compensation, are more reflective of the underlying operations of the Company.

Other income, net was $5,863 in third quarter 2020 compared to $1,846 in third quarter 2019, a favorable increase of $4,017; and other income, net, was $10,096 in nine months 2020 compared to $10,916 in nine months 2019, an unfavorable decrease of $820. Other income, net for third quarter 2020 and 2019 includes net gains and investment income of $4,847 and $221, respectively, on trading securities which provide an economic hedge of the Company’s deferred compensation liabilities; and other income, net for nine months 2020 and 2019 includes net gains and investment income of $4,890 and $7,057, respectively, on trading securities. These changes in trading securities were substantially offset by a like amount of deferred compensation expense included in product cost of goods sold and selling, marketing, and administrative expenses in the respective periods as discussed above. Other income, net for third quarter 2020 and 2019 includes investment income on available for sale securities of $950 and $1,160 in 2020 and 2019, respectively; and other income, net for nine months 2020 and 2019 includes investment income on available for sale securities of $3,051 and $3,341 in 2020 and 2019, respectively. Other income (loss), net also includes gains (losses) on foreign exchange of $(222) and $181 in third quarter 2020 and 2019, respectively, and $1,440 and $(265) in nine months 2020 and 2019, respectively.

The consolidated effective tax rates were 21.4% and 21.2% in third quarter 2020 and 2019, respectively, and 22.6% and 22.9% in nine months 2020 and 2019, respectively. Lower state income taxes contributed to these lower effective tax rates in 2020. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into U.S. law. The CARES Act has provided a substantial stimulus and assistance package intended to address the impact of the Covid-19 pandemic, including tax relief and government loans, grants and investments. The Canadian government also has enacted a stimulus program, Canadian Emergency Wage Subsidy (“CEWS”), to respond to the economic impact of Covid-19. The Company’s financial results in third quarter and nine months 2020 did reflect some benefits from these stimulus programs. The U.S. and Canadian governments may enact additional stimulus legislation in fourth quarter 2020 or 2021, but the Company cannot predict what impact, if any, such additional stimulus would have on the overall economy and the Company’s operating results. The Company continues to monitor any effects and related benefits that may result from the above discussed legislation and other stimulus programs.

Net earnings attributable to Tootsie Roll Industries, Inc. were $24,673 (after $10 net loss attributed to non-controlling interests) in third quarter 2020 compared to $29,854 (after $8 net loss attributed to non-controlling interests) in third quarter 2019, and earnings per share were $0.37 and $0.44 in third quarter 2020 and 2019, respectively, a decrease of $0.07 per share, or 15.9%. Nine months 2020 net earnings attributable to Tootsie Roll Industries, Inc. were $44,043 (after $22 net loss attributed to non-controlling interests) compared to nine months 2019 net earnings of $50,365 (after $64 net loss attributed to non-controlling interests), and net earnings per share were $0.66 and $0.75 in nine months 2020 and nine months 2019, respectively, a decrease of $0.09 per share or 12.0%. Net earnings in third quarter and nine months 2020 were principally impacted by the decline in net product sales as discussed above. Earnings per share attributable to Tootsie Roll Industries, Inc. for third quarter and nine months 2020 benefited from the reduction in average shares outstanding resulting from purchases in the open market by the Company of its common stock. Average shares outstanding decreased from 67,286 at third quarter 2019 to 66,423 at third quarter 2020, and from 67,541 in nine months 2019 to 66,657 in nine months 2020.

Goodwill and intangibles, principally trademarks, are assessed annually as of December 31 or whenever events or circumstances indicate that the carrying values may not be recoverable from future cash flows. The Company has not identified any triggering events, as defined, or other adverse information that would indicate a material impairment of its goodwill or intangibles in nine months 2020. The Company’s trademarks have indefinite lives and Company management believes that the adverse effects of the Covid-19 pandemic on net product sales are temporary and do not significantly affect our business model and long-term strategy. Therefore, we do not consider COVID-19 to be a triggering event to accelerate our annual impairments testing. There were no impairments in the comparative nine months 2020 period or in calendar year 2019. Although Company management has not identified any trigging events at this time relating to its intangibles the ultimate effects of the Covid-19 pandemic, including possible longer term effects on consumer lifestyles and behavior, could change this assessment in the future, as discussed below and as outlined in the Company’s risk factors discussed on Form 10-K for the year ended December 31, 2019.

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

Based on these updated notices, the Plan’s funded percentage (plan investment assets as a percentage of plan liabilities), as defined, were 50.4%, 51.6%, and 54.7% as of the most recent valuation dates available, January 1, 2019,

2018, and 2017, respectively (these valuation dates are as of the beginning of each Plan year). These funded percentages are based on actuarial values, as defined, and do not reflect the actual market value of Plan investments as of these dates. If the market value of investments had been used as of January 1, 2020 the funded percentage would be 48.8% (not 50.4%). As of the January 1, 2019 valuation date (most recent valuation available), only 16% of Plan participants were current active employees, 53% were retired or separated from service and receiving benefits, and 31% were retired or separated from service and entitled to future benefits. The number of current active employee Plan participants as of January 1, 2019 fell 14% from the previous year and 17% over the past two years. When compared to the Plan valuation date of January 1, 2011 (seven years earlier prior to the first “critical status” funding notice), current active employee participants have declined 47%, whereas participants who were retired or separated from service and receiving benefits increased 4% and participants who were retired or separated from service and entitled to future benefits increased 14%. The Company understands that the Plan is continuing to explore additional restructuring measures which include incentives to participating employers in exchange for providing additional future cash contributions as well as suspension of certain retirement benefits.

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

The Company’s current labor contract requires the Company’s continued participation in this Plan through September 2022. The amended rehabilitation plan, which also continues, requires that employer contributions include 5% compounded annual surcharge increases each year for an unspecified period of time beginning in 2012 as well as certain plan benefit reductions. The Company’s pension expense for this Plan for nine months 2020 and 2019 was $2,226 and $2,307, respectively, which includes surcharges of $785 and $738, respectively, as required under the amended rehabilitation plan. Such surcharges for calendar years 2019 and 2018 were $948 and $811, respectively.

The Company understands that the U.S. Congress and the U.S. Senate have proposed various legislation, including the “Butch Lewis Act,” that would provide varying degrees of assistance to troubled multi-employer plans similar to this Plan, including long-term low interest loans to troubled multi-employer plans. Certain provisions proposed would change the withdrawal liability rules which could increase the Company’s obligation in the event that the Company withdrew from this Plan, resulting in higher annual payment amounts and payments for a longer period of time in excess of the maximum twenty-year period discussed above. The Company is currently unable to determine the ultimate outcome of the above discussed multi-employer union pension matter and therefore is unable to determine the effects on its consolidated financial statements, but the ultimate outcome could be material to its consolidated results of operations or cash flows in one or more future periods. See also Note 7 in the Company’s Consolidated Financial Statements on Form 10-K for the year ended December 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows provided by operating activities were $24,088 and $36,176 in nine months 2020 and 2019, respectively, an unfavorable decrease of $12,088. The decrease in nine months 2020 cash flows from operating activities principally reflects decreased net earnings and changes in deferred compensation, principally payments of deferred compensation liabilities. The aforementioned was partially offset by a decrease in accounts receivable which reflects lower net product sales in third quarter 2020 as well as the timing of net product sales and collections of accounts receivable trade in the comparative periods.

Net cash used in investing activities was $12,117 in nine months 2020 compared to $15,043 in nine months 2019. Cash flows used in investing activities reflect $82,862 and $49,999 of purchases of available for sale securities during nine months 2020 and 2019, respectively, and $67,215 and $51,580 of sales and maturities of available for sale securities during nine months 2020 and 2019, respectively. Nine months 2020 and 2019 investing activities include capital expenditures of $11,425 and $14,151, respectively. Company Management has committed approximately $25,000 to a rehabilitation upgrade and expansion of one of its manufacturing plants in the U.S.A. The Company spent approximately $2,400 in 2019, and Management’s projected cash outlays for this project are approximately $9,000 in 2020 and $13,600 in 2021. All capital expenditures are to be funded from the Company’s cash flow from operations and internal sources including available for sale securities.

Subsequent to September 30, 2020, the Company received $23,527 from certain split dollar life insurance policies on an executive officer. The Company has carried this amount as an asset which represents the cumulative premiums previously paid by the Company on such policies, and therefore, this did not result in any gain or loss to the Company.

The Company’s consolidated financial statements include bank borrowings of $933 and $768 at September 30, 2020 and 2019, respectively, all of which relates to its Spanish subsidiary. The Company had no other outstanding bank borrowings at September 30, 2020.

Financing activities include Company common stock purchases and retirements of $23,505 and $27,232 in nine months 2020 and 2019, respectively. Cash dividends of $17,850 and $17,592 were paid in nine months 2020 and 2019, respectively.

The Company’s current ratio (current assets divided by current liabilities) was 4.0 to 1 at September 30, 2020 compared to 4.4 to 1 at December 31, 2019 and 4.3 to 1 at September 30, 2019. Net working capital was $236,718 at September 30, 2020 compared to $273,786 and $254,897 at December 31, 2019 and September 30, 2019, respectively. The aforementioned net working capital amounts are principally reflected in aggregate cash and cash equivalents and short-term investments of $166,529 at September 30, 2020 compared to $239,404 and $164,166 at December 31, 2019 and September 30, 2019, respectively. In addition, long term investments, principally debt securities comprising corporate bonds, were $201,698 at September 30, 2020, as compared to $153,031 and $178,808 at December 31, 2019 and September 30, 2019, respectively. Aggregate cash and cash equivalents and short and long-term investments were $368,227, $392,435, and $342,974, at September 30, 2020, December 31, 2019 and September 30, 2019, respectively. The aforementioned includes $66,120, $76,183, and $71,790 at September 30, 2020, December 31, 2019 and September 30, 2019, respectively, relating to trading securities which are used as an economic hedge for the Company’s deferred compensation liabilities. Investments in available for sale securities, primarily high quality corporate bonds, that matured during nine months 2020 and 2019 were generally used to purchase the Company’s common stock or were replaced with debt securities of similar maturities.

The Company periodically contributes to a VEBA trust, managed and controlled by the Company, to fund the estimated future costs of certain employee health, welfare and other benefits. The Company is currently using these VEBA funds to pay the actual cost of such benefits through most of 2022. The VEBA trust held $9,826, $12,085 and $13,594 of aggregate cash and cash equivalents at September 30, 2020, December 31, 2019 and September 30, 2019, respectively. This asset value is included in prepaid expenses and long-term other assets in the Company’s Consolidated Statement of Financial Position. These assets are categorized as Level 2 within the fair value hierarchy.

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

The Covid-19 pandemic, and resulting “shelter in place” and closures of “nonessential” businesses by many state and local governments, as well as foreign governments, has had a significant adverse impact on the overall economy. The aforementioned has resulted in the curtailment or complete closing of certain trade channels where our products are historically distributed and sold. The aforementioned has resulted in changes in consumer behavior and consumption, shopping habits, and work and personal routines. Many of the Company’s products are larger confectionary products where a high value is provided to consumers, and such products are often consumed at many “sharing” and “give-a-way” events including group gatherings and activities. However, many of these consumption occasions as well as impulse purchases of our products have been adversely affected or completely curtailed by “shelter in place” mandates, public health guidelines, and consumer fears of returning to their previous lifestyles. As a result, the Company has experienced significant declines in both third quarter and nine months 2020 net product sales. Company management expects some decline in fourth quarter 2020 net product sales but to a lesser extent than in third quarter 2020, however, a resurgence of Covid-19 in fourth quarter 2020 and the colder winter months could result in a continued significant net product sales decline in fourth quarter 2020 and into 2021. The effects of this pandemic are unprecedented and its future effects, including the full “reopening up the economy” which is likely very dependent on the timing and effectiveness of a vaccine, are very uncertain. Therefore, the Company is not able to predict the effects of this pandemic on the fourth quarter 2020 and beyond.

Although the Company has not yet experienced any material disruptions to its business operations, the Covid-19 pandemic could also result in the following:

●	Disruption to supply chain resulting in the unavailability or untimely delivery of raw materials and supplies as well as key services by third parties for the manufacture and distribution of products.
●	Disruption to manufacturing due to plant closures which could result in a lack of labor and supervision because of employee Covid-19 positive tests or related quarantine of employees, excessive sickness, fears or unwillingness of employees to come to work, union demands and resistance to work, or closures mandated by local, state or federal governmental authorities.
●	Disruption to shipping and delivery of inventory, supplies and products to distribution centers and customers where third-party carriers are used.
●	Changes in consumer attitudes and participation in key holidays and seasonal events, including Halloween which has historically comprised approximately 50% of third quarter net product sales.
●	Deteriorating economic conditions, which are discussed below and in the Company Risk Factors on Form 10-K for the year ended December 31, 2019, including high unemployment, declining consumer confidence and spending, and effects of lower GDP, any of which could change the demand for one or more of our products.
●	Impairment in the carrying value of trademarks should the adverse effects of the Covid-19 have a long-term effect on net product sales which could result from changes in consumer behavior, lifestyles, and shopping habits and some or all changes become permanent.

We have prioritized the safety of our employees and therefore the Company has taken many steps to provide our employees with a safe and healthy work environment, including increased sanitation, social distancing measures at all Company locations, having office employees work remotely where possible, curtailing visitors at Company locations, and limiting all airline and other business travel by employees. Because the Company has a sizable investment in marketable securities (see Liquidity and Capital Resources section above) it is well positioned financially to respond to the adverse effects of this pandemic in the short-term, as well as for a longer period of time if necessary.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of Management, the Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2020 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to Management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our business and financial results are impacted by consumer spending levels, impulse purchases, shopping habits and behaviors, consumer activities, work routines, events and traditions where confectionary products are consumed, the availability of our products at retail, including at large retail customers, and our ability to manufacture and distribute products to our customers and consumers in an effective and efficient manner. Government mandates to “shelter in place” or “closing of the economy”, public health guidelines, or fear of exposure or actual effects of a disease, such as the Covid-19 pandemic, could negatively impact our overall business and financial results. Specific factors that may impact our operations, some of which have had, and in the future could have, an unfavorable impact on our operations as a result of Covid-19, include, but are not limited to:

●	Significant reductions in demand for one or more of our products - Changes in demand may be caused by, among other things, the temporary inability of consumers to purchase our products due to illness, quarantine, travel restrictions, financial hardship, “shelter in place” directives, or overall fear to return to past behaviors. Shifts in demand for one or more of our products, changes in trade and distribution patterns, or changes in consumer buying habits, if prolonged, could negatively impact our results.
●	The inability to meet our customers’ needs and achieve efficient production of finished products - Disruptions in our manufacturing operations or supply arrangements caused by the loss or disruption of essential manufacturing materials, supplies and services, transportation resources, workforce availability, or other manufacturing and distribution capability could have significant adverse effects on our business and financial results.
●	Significant adverse changes in the political conditions and government mandates or directives - In markets in which we manufacture, sell or distribute our products, governmental or regulatory actions, closures or other restrictions such as quarantine or travel restrictions, that limit or close our manufacturing, distribution or office facilities, or otherwise prevent our third-party suppliers, sales brokers, or customers from achieving the level of operations necessary for the production, distribution, sale, and support of our products, could negatively impact our results.
●	Risk related to Halloween and other seasonal sales - The Company’s net product sales are highest during the Halloween season which have historically comprised approximately 50% of third quarter net product sales. Changes in consumer behavior, traditions, behaviors, and interest in Halloween activities and events, or changes mandated or recommended by government or health officials, as well as negative media coverage, could significantly affect the Company’s seasonal sales.

●	Risk of impairment of goodwill or indefinite-lived intangible assets - Significant changes in product demand could adversely affect our long-term sales and cash flows of certain products and brands, and their related trademarks, which could result in an impairment and write-down of certain trademarks or other indefinite lived intangibles. Other long-lived assets are likewise tested for impairment upon the occurrence of a triggering event, which could also result in a write-down.
●	Risks relating to increase in unfunded liability in multi-employer pension plan and effects on the Company withdrawal liability - The Company participates in a multi-employer pension plan (Plan) which is currently in “critical and declining status”, as defined by applicable law, and the Company is subject to a significant withdrawal liability (see also Note 7 of the Company’s Notes to Consolidated Financial Statements and Management’s Discussion and Analysis). Although the equity markets have generally recovered their losses from first quarter 2020, should the plan’s equity and other investment losses return or increase, the adverse effects on the Plan’s investments would likely increase the Plan’s unfunded status and the Company’s withdrawal liability. In addition, other adverse effects, such as increases in participating employer withdrawals from the Plan, would also likely increase the Company’s withdrawal liability.
●	Risks relating to potential employer liability – The effects of Covid-19 relating to employer liability remains uncertain, and if it is determined that employers are to have liability for employee or other matters related to Covid-19, this could have significant adverse effects on our financial results.

With respect to the Covid-19 pandemic, the situation remains fluid and could possibly result in additional material adverse effects on the Company and its financial results. The Company's efforts to manage and mitigate these factors may be unsuccessful, and the effectiveness of these efforts depends on many factors beyond our control, including the duration and severity the Covid-19 pandemic, the timing and effectiveness of a vaccine, and actions taken to contain its spread and mitigate public health effects and fear.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the Company’s purchases of its common stock during the quarter ended September 30, 2020:

				Approximate Dollar
	(a) Total		Shares	Value of Shares that
	Number of	(b) Average	Purchased as Part of	May Yet Be Purchased
	Shares	Price Paid per	Publicly Announced Plans	Under the Plans
Period	Purchased	Share	Or Programs	or Programs

Jul 1 to Jul 31	112,000	$33.13	Not Applicable	Not Applicable

Aug 1 to Aug 31	138,321	31.84	Not Applicable	Not Applicable

Sep 1 to Sep 30	77,700	31.12	Not Applicable	Not Applicable

Total	328,021	$32.11	Not Applicable	Not Applicable

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

TOOTSIE ROLL INDUSTRIES, INC.

Date:	November 13, 2020	BY:	/S/ELLEN R. GORDON

Ellen R. Gordon
Chairman and Chief
Executive Officer

Date:	November 13, 2020	BY:	/S/G. HOWARD EMBER, JR.

G. Howard Ember, Jr.
Vice President Finance and
Chief Financial Officer