Form 10-K
period 2020-12-31
TOOTSIE ROLL INDUSTRIES INC
filed 2021-03-01
CIK 98677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 18, 2021, there were outstanding 38,989,889 shares of Common Stock par value $.69-4/9 per share, and 27,011,521 shares of Class B Common Stock par value $.69-4/9 per share.

As of June 30, 2020 the aggregate market value of the Common Stock (based upon the closing price of the stock on the New York Stock Exchange on such date) held by non-affiliates was approximately $597,009,000. Class B Common Stock is not traded on any exchange, is restricted as to transfer or other disposition, but is convertible into Common Stock on a share-for-share basis. Upon such conversion, the resulting shares of Common Stock are freely transferable and publicly traded. Assuming all 27,024,933 shares of outstanding Class B Common Stock were converted into Common Stock, the aggregate market value of Common Stock held by non-affiliates on June 30, 2020 (based upon the closing price of the stock on the New York Stock Exchange on such date) would have been approximately $751,335,511. Determination of stock ownership by non-affiliates was made solely for the purpose of this requirement, and the Registrant is not bound by these determinations for any other purpose.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Definitive Proxy Statement for the Company’s Annual Meeting of Shareholders (the “2021 Proxy Statement”) scheduled to be held on May 3, 2021 are incorporated by reference in Part III of this report.

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

The Company’s products are marketed in a variety of packages designed to be suitable for display and sale in different types of retail outlets. They are sold through approximately 30 food and grocery brokers and by the Company itself to approximately 2,000 customers throughout the United States, Canada and Mexico. These customers include wholesale distributors of candy, food and groceries, supermarkets, variety stores, dollar stores, chain grocers, drug chains, discount chains, cooperative grocery associations, mass merchandisers, warehouse and membership club stores, vending machine operators, the U.S. military and fund-raising charitable organizations.

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

The Company did not have a material backlog of firm orders at the end of the calendar years 2020 or 2019.

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

The Company employs approximately 2,000 full-time persons at all locations. Our business has seasonality which results in bringing on some additional employees to meet seasonal production demands. The Company experiences a relatively consistent sales level throughout the year except for an increase in the third quarter which reflects pre-Halloween and back-to-school sales. In anticipation of this seasonal sales period, the Company generally begins building inventories, and its seasonal workforce, in the second and third quarter of each year. Although Halloween is the most significant season in sales and related production, other seasons, including Christmas, Valentines, and Easter also have some impact on workforce levels. The Company’s union labor agreement at its Chicago plant was executed in 2018 and will continue through September 2022.

We believe our employees are among our most important resources and are critical to our continued success. We focus significant attention on attracting and retaining talented and experienced individuals to manage and support our operations. We pay our employees competitively and offer a broad range of company-paid benefits, which we believe are competitive with others in our industry. Our management teams and all of our employees are expected to exhibit and promote honest, ethical and respectful conduct in the workplace. All of our employees must adhere to a code of conduct that sets standards for appropriate behavior. A copy of our code of conduct can be found on our website, Tootsie.com. We have prioritized the safety of our employees and therefore implemented safety protocols during 2020 and continuing into 2021, to respond to the Covid-19 pandemic. We have taken many steps to provide our employees with a safe and healthy work environment, including increased sanitation, social distancing measures at all Company locations, employee temperature checks, having office employees work remotely where possible, curtailing visitors at Company locations, and limiting all airline and other business travel by employees.

Our net product sales from Wal-Mart Stores, Inc. aggregated approximately 23.5%, 24.2%, and 24.1% of net product sales during the years ended December 31, 2020, 2019 and 2018, respectively. Our net sales from Dollar Tree, Inc. (which includes net sales from Family Dollar which is owned by Dollar Tree) aggregated approximately 11.7%, 11.3%, and 11.2% of net product sales during the years ended December 31, 2020, 2019 and 2018, respectively. Some of the aforementioned sales to Wal-Mart and Dollar Tree were sold to McLane Company, a large national grocery wholesaler, which services and delivers certain of the Company’s products to Wal-Mart, Dollar Tree and other retailers in the U.S.A. Net product sales revenues from McLane, which includes these Wal-Mart and Dollar Tree sales as well as sales and deliveries to other Company customers, were 22.1% in 2020 and 17.7% in 2019 and 17.4% in 2018. At December 31, 2020 and 2019, the Company’s three largest customers discussed above accounted for approximately 21% and 30% of total accounts receivable, respectively. Although no customer, other than McLane Company, Inc., Wal-Mart Stores, Inc. and Dollar Tree, accounted for more than 10% of net product sales, the loss of one or more significant customers could have a material adverse effect on the Company’s business. The Company historically offers extended credit terms for sales made under seasonal sales programs, including Halloween. Each year, after accounts receivables related to third quarter sales have been collected, the Company invests such funds in various marketable securities.

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

ITEM 1A.            Risk Factors.

Significant factors that could impact the Company’s financial condition or results of operations include, without limitation, the following:

Risk factors which we believe affect all competitors in our industry

●	Our business and financial results may be negatively impacted by changes in confectionary trade practices and consumer patterns, operational challenges associated with the actual or perceived effects of a disease or pandemic outbreak, such as the Covid-19 pandemic, and other public health concerns, consumer spending levels, shopping habits and behaviors (including changes in impulse purchase behaviors), consumer activities, work routines, events and traditions where confectionary products are consumed, the availability of our products at retail, including at large retail customers, and our ability to manufacture and distribute products to our customers and consumers in an effective and efficient manner. Government mandates to “shelter in place” or “closing of the economy”, public health guidelines, or fear of exposure or actual effects of a disease, such as the Covid-19 pandemic, have in 2020 and in the future could continue to negatively impact our overall business and financial results. Specific factors that may impact our operations, some of which have had, and in the future could have, an unfavorable impact on our operations as a result of Covid-19, include, but are not limited to:

a. Significant reductions in demand for one or more of our products - Changes in demand may be caused by, among other things, the temporary inability of consumers to purchase our products due to illness, quarantine, travel restrictions, financial hardship, “shelter in place” directives, or overall fear to return to past behaviors.

Shifts in demand for one or more of our products, changes in trade and distribution patterns, or changes in consumer buying habits, if prolonged, could negatively impact our results.

b. The inability to meet our customers’ needs and achieve efficient production of finished products - Disruptions in our manufacturing operations or supply arrangements caused by the loss or disruption of essential manufacturing materials, supplies and services, transportation resources, workforce availability, or other manufacturing and distribution capability could have significant adverse effects on our business and financial results.

c. Significant adverse changes in the political conditions and government mandates or directives - In markets in which we manufacture, sell or distribute our products, governmental or regulatory actions, closures or other restrictions such as quarantine or travel restrictions, that limit or close our manufacturing, distribution or office facilities, or otherwise prevent our third-party suppliers, sales brokers, or customers from achieving the level of operations necessary for the production, distribution, sale, and support of our products, could negatively impact our results.

d. Risk related to Halloween and other seasonal sales - The Company’s net product sales are highest during the Halloween season which have historically comprised approximately 50% of third quarter domestic net product sales. Changes in consumer behavior, traditions, behaviors, and interest in Halloween activities and events, or changes mandated or recommended by government or health officials, as well as negative media coverage, could significantly affect the Company’s seasonal sales.

e. Risks relating to potential employer liability – The effects of Covid-19 relating to employer liability remains uncertain, and if it is determined that employers are to have liability for employee or other matters related to Covid-19, this could have significant adverse effects on our financial results.

●	Risk of changes in the price and availability of raw materials - The principal ingredients used by the Company are subject to price volatility. Although the Company engages in commodity hedging transactions and annual supply agreements as well as leveraging the high volume of its annual purchases, the Company may experience price increases in certain ingredients that it may not be able to offset, which could have an adverse impact on the Company’s results of operations and financial condition. In addition, although the Company has historically been able to procure sufficient supplies of its ingredients, market conditions could change such that adequate supplies might not be available or only become available at substantially higher costs. Adverse weather patterns, including the effects of climate change or supply interruptions, could also significantly affect the cost and availability of ingredients.

●	Risk of changes in product performance and competition - The Company competes with other well-established manufacturers of confectionery products. A failure of new or existing products to be favorably received, a failure to retain preferred shelf space at retail or a failure to sufficiently counter aggressive promotional and price competition could have an adverse impact on the Company’s results of operations and financial condition.

●	Risk of discounting and other competitive actions - Discounting and pricing pressure by the Company’s retail customers, including the effects of import tariffs, and other competitive actions could make it more difficult for the Company to maintain its operating margins. Actions taken by major customers and competitors may make shelf space less available for the confectionery product category or some of the Company’s products.

●	Risk of pricing actions - Inherent risks in the marketplace, including uncertainties about trade and consumer acceptance of pricing actions, including related trade discounts, or product weight changes (indirect price increases), could make it more difficult for the Company to maintain its sales and operating margins.

●	Risk related to seasonality of sales - The Company’s sales are highest during the Halloween season. Circumstances surrounding Halloween, such as, widespread adverse weather or other widespread events that affect consumer behavior and related media coverage at that time of year or general changes in consumer interest in Halloween, could significantly affect the Company’s sales.

●	Risk of changes in consumer preferences and tastes - Failure to adequately anticipate and react to changing demographics, consumer trends, consumer health concerns and product preferences, including product ingredients, could have an adverse impact on the Company’s results of operations and financial condition.

●	Risk of economic conditions on consumer purchases - The Company’s sales are impacted by consumer spending levels and impulse purchases which are affected by general macroeconomic conditions, consumer confidence, employment levels, disposable income, availability of consumer credit and interest rates on that credit, consumer debt levels, energy costs and other factors. Volatility in food and energy costs, rising unemployment and/or underemployment, declines in personal spending, recessionary economic conditions or other adverse market conditions, could adversely impact the Company’s revenues, profitability and financial condition.

●	Risks related to environmental matters - The Company’s operations are not particularly impactful on the environment, but, increased government environmental regulation or legislation, including various “green” initiatives could adversely impact the Company’s profitability.

●	Risk of new governmental laws and regulations - Governmental laws and regulations, including those that affect food advertising and marketing to children, use of certain ingredients in products, new labeling requirements, income and other taxes and tariffs, including the effects of changes to international trade agreements, new taxes targeted toward confectionery products and the environment, both in and outside the U.S.A., are subject to change over time, which could adversely impact the Company’s results of operations and ability to compete in domestic or foreign marketplaces.

●	Risk of labor stoppages - To the extent the Company experiences any significant labor stoppages, strikes or possible labor shortages, could negatively affect overall operations including production or shipments of finished product to customers. The Company’s union labor agreement at its Chicago plant was executed in 2018 and will continue through September 2022.

●	Risk of the cost of energy increasing - Higher energy costs would likely result in higher plant overhead, distribution, freight and delivery, and other operating costs. The Company may not be able to offset these cost increases or pass such cost increases onto customers in the form of price increases, which could have an adverse impact on the Company’s results of operations and financial condition.

●	Risk of a product recall - Issues related to the quality and safety of the Company’s products could result in a voluntary or involuntary large-scale product recall. Costs associated with a product recall and related litigation or fines, and marketing costs relating to the re-launch of such products or brands, could negatively affect operating results. In addition, negative publicity associated with this type of event, including a product recall relating to product contamination or product tampering, whether valid or not, could negatively impact future demand for the Company’s products.

●	Risk of operational interruptions relating to computer software or hardware failures, including cyber-attacks - The Company is reliant on computer systems to operate its business and supply chain. Software failure or corruption, including cyber-based attacks or network security breaches, or catastrophic hardware failures or other disasters could disrupt communications, supply chain planning and activities relating to sales demand forecasts, materials procurement, production and inventory planning, customer shipments, and financial and accounting, all of which could negatively impact sales and profits.

●	Risk of releasing sensitive information - Although the Company does not believe that it maintains a large amount of sensitive data, a system breach, whether inadvertent or perpetrated by hackers, could result in identity theft, ransomware and/or a disruption in operations which could expose the Company to financial costs and adversely affect profitability.

●	Disruption to the Company’s supply chain could impair the Company’s ability to produce or deliver its finished products, resulting in a negative impact on operating results - Disruption to the manufacturing operations or supply chain, some of which are discussed above, could result from, but are not limited to adverse tariffs which could effectively limit supply or make supply more costly, natural disasters, pandemics, weather, fire or explosion, earthquakes, terrorism or other acts of violence, unavailability of ingredients or packaging materials, labor strikes or other labor activities, operational and/or financial instability of key suppliers, and other vendors or service providers. Although precautions are taken to mitigate the impact of possible disruptions, if the Company is unable, or if it is not financially feasible to effectively mitigate the likelihood or potential impact of such disruptive events, the Company’s results of operations and financial condition could be negatively impacted.

Risk factors which we believe are principally specific to our Company (although some may apply to varying degrees to competitors in our industry)

●	Risks relating to participation in the multi-employer pension plan for certain Company union employees - As outlined in the Note 7 of the Consolidated Financial Statements and discussed in the Management’s Discussion and Analysis, the Company participates in a multi-employer pension plan (Plan) which is currently in “critical and declining status”, as defined by applicable law. A designation of “critical and declining status” implies that the Plan is expected to become insolvent within the next 20 years. Under terms of a rehabilitation plan, the Company is to be assessed 5% annual compounded surcharges on its contributions to the Plan until such time as the Plan emerges from critical status. Should the Company withdraw from the Plan, it would be subject to a significant withdrawal liability which is discussed in Note 7 of the Company’s Notes to Consolidated Financial Statements and Management’s Discussion and Analysis. The Company is currently unable to determine the ultimate outcome of this matter and therefore, is unable to determine the effects on its consolidated financial statements, but, the ultimate outcome could be material to its consolidated results of operations in one or more future periods.

●	Risk of impairment of goodwill or indefinite-lived intangible assets - In accordance with authoritative guidance, goodwill and indefinite-lived intangible assets are not amortized but are subject to an impairment evaluation annually or more frequently upon the occurrence of a triggering event. Other long-lived assets are likewise tested for impairment upon the occurrence of a triggering event. Such evaluations are based on assumptions and variables including sales growth, profit margins and discount rates. Adverse changes in any of these variables could affect the carrying value of these intangible assets and the Company’s reported profitability.

●	Risk of production interruptions - The majority of the Company’s products are manufactured in a single production facility on specialized equipment. In the event of a disaster, such as a fire or earthquake, at a specific plant location, it would be difficult to transfer production to other facilities or a new location in a timely manner, which could result in loss of market share for the affected products. In addition, from time to time, the Company upgrades or replaces this specialized equipment. In many cases these are integrated and complex installations. A failure or delay in implementing such an installation could impact the availability of one or more of the Company’s products which would have an adverse impact on sales and profits.

●	Risk related to investments in marketable securities - The Company invests its surplus cash in a diversified portfolio of highly rated marketable securities, including corporate bonds, with maturities of generally up to three years, and variable rate demand notes with weekly resets of interest rates and “puts’ to redeem the investment each week. Nonetheless, such investments could become impaired in the event of certain adverse economic and/or geopolitical events which, if severe, would adversely affect the Company’s financial condition.

●	Risk of further losses in Spain - The Company has restructured its Spanish subsidiary and is exploring a variety of programs to increase sales and profitability. These efforts thus far are resulting in reductions in operating losses, and our efforts are continuing. Nonetheless, if our efforts are not successful, additional losses and impairments may be reported in the future. See also Management’s Discussion and Analysis.

●	Risk of dependence on large customers - The Company’s largest customers, McLane Company,Wal-Mart, Dollar Tree, and Target Corporation, accounted for approximately 37.5% of net product sales in 2020, and other large national chains are also material to the Company’s sales. The loss of any of these customers, or one or more other large customers, or a material decrease in purchases by one or more large customers, could result in decreased sales and adversely impact the Company’s results of operations and financial condition.

●	Risk related to acquisitions - From time to time, the Company has purchased other confectionery companies or brands. These acquisitions generally come at a high multiple of earnings and are justified based on various assumptions related to sales growth, and operating margins. Were the Company to make another acquisition and be unable to achieve the assumed sales and operating margins, it could have an adverse impact on future sales and profits. In addition, it could become necessary to record an impairment which would have a further adverse impact on reported profits.

●	Risk of “slack fill” litigation - The Company, as well as other confectionery and food companies, have experienced a number of plaintiff claims that certain products are sold in boxes that are not completely full, and therefore such “slack filled” products are misleading, and even deceptive, to the consumer. Although the Company believes that these claims are without merit and has generally been successful in litigation and court decrees, the Company could be exposed to significant legal fees to defend its position, and in the event that it is not successful, could be subject to fines and costs of settlement, including class action settlements.

●	Risk related to international operations - To the extent there are political leadership or legislative changes, social and/or political unrest, civil war, pandemics such as the Coronavirus, terrorism or significant economic or social instability in the countries in which the Company operates, the results of the Company’s business in such countries could be adversely impacted. Currency exchange rate fluctuations between the U.S. dollar and foreign currencies could also have an adverse impact on the Company’s results of operations and financial condition. The Company’s principal markets are the U.S.A., Canada, and Mexico.

●	The Company is a controlled company due to the common stock holdings of the Gordon family - The Gordon family’s share ownership represents a majority of the combined voting power of all classes of the Company’s common stock as of December 31, 2020. As a result, the Gordon family has the power to elect the Company’s directors and approve actions requiring the approval of the shareholders of the Company.

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

The Company’s other principal manufacturing, warehousing and distribution facilities, all of which are owned, are:

Location	Square Feet (a)

Covington, Tennessee	685,000
Cambridge, Massachusetts	142,000
Delavan, Wisconsin	162,000
Concord, Ontario, Canada	280,500	(b)
Mexico City, Mexico	90,000
Barcelona, Spain	93,000	(c)

(a)Square footage is approximate and includes production, warehousing and office space.
(b)Two facilities.
(c)Excludes 9,500 square feet of unused office space in a separate facility which is leased to a third party.

The Company owns substantially all of the production machinery and equipment located in its plants, warehouses and distribution centers. The Company also holds four commercial real estate properties for investment which were acquired with the proceeds from a sale of surplus real estate in 2005 as well as two warehouse facilities (in Concord, Ontario, Canada, and Hazelton, Pennsylvania, USA) that are currently leased to third parties.

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

ITEM 4.               Mine Safety Disclosures.

None.

PART II

ITEM 5.               Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the New York Stock Exchange. The Company’s Class B common stock is subject to restrictions on transferability. The Class B common stock is convertible at the option of the holder into shares of common stock on a share-for-share basis. As of February 18, 2021 there were approximately 2,400 and 900 registered holders of record of common and Class B common stock, respectively. In addition, the Company estimates that as of February 18, 2021 there were 18,500 and 1,000 beneficial holders of common and Class B common stock, respectively.

The following table sets forth information about the shares of its common stock the Company purchased on the open market during the fiscal quarter ended December 31, 2020:

Issuer Purchases of Equity Securities

			Total Number of	Maximum Number (or
	Total	Average	Shares Purchased	Approximate Dollar Value)
	Number	Price	as Part of Publicly	of Shares that May Yet
	of Shares	Paid per	Announced Plans	be Purchased Under the
Period	Purchased	Share	or Programs	Plans or Programs

Oct 1 to Oct 31	165,000	$31.01	Not Applicable	Not Applicable
Nov 1 to Nov 30	111,062	30.80	Not Applicable	Not Applicable
Dec 1 to Dec 31	—	—	Not Applicable	Not Applicable
Total	276,062	$30.92

While the Company does not have a formal or publicly announced Company common stock purchase program, the Company repurchases its common stock on the open market from time to time as authorized by the Board of Directors.

Quarterly Stock Prices and Dividends

The high and low quarterly prices for the Company’s common stock, as reported on the New York Stock Exchange and quarterly dividends in 2020 and 2019 were:

	2020				2019
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

High	$32.47	$34.37	$39.23	$37.54	$36.93	$38.44	$40.43	$37.80
Low	29.42	29.07	32.71	32.00	33.33	35.24	36.48	31.57
Dividends per share	0.09	0.09	0.09	0.09	0.09	0.09	0.09	0.09

NOTE: In addition to the above cash dividends, a 3% stock dividend was issued on April 3, 2020 and April 5, 2019.

Performance Graph

The following performance graph compares the cumulative total shareholder return on the Company’s common stock for a five-year period (December 31, 2015 to December 31, 2020) with the cumulative total return of Standard & Poor’s 500 Stock Index (“S&P 500”) and the Dow Jones Industry Food Index (“Peer Group,” which includes the Company), assuming (i) $100 invested on December 31 of the first year of the chart in each of the Company’s common stock, S&P 500 and the Dow Jones Industry Food Index and (ii) the reinvestment of cash and stock dividends.

ITEM 6.               Selected Financial Data.

Five Year Summary of Earnings and Financial Highlights

(Thousands of dollars except per share, percentage and ratio figures)

	2020	2019	2018	2017	2016
Sales and Earnings Data
Net product sales	$467,427	$523,616	$515,251	$515,674	$517,373
Product gross margin	167,717	194,514	185,371	189,263	196,504
Interest expense	164	220	181	144	105
Provision for income taxes	17,288	20,565	16,401	3,907	30,593
Net earnings attributable to Tootsie Roll Industries, Inc.	58,995	64,920	56,893	80,864 (2)	67,510
% of net product sales	12.6%	12.4%	11.0%	15.7%	13.0%
% of shareholders’ equity	7.7%	8.5%	7.6%	11.0%	9.5%
Per Common Share Data (1)
Net earnings attributable to Tootsie Roll Industries, Inc.	$0.89	$0.96	$0.84	$1.17 (2)	$0.97
Cash dividends declared	0.36	0.36	0.36	0.36	0.36
Stock dividends	3%	3%	3%	3%	3%
Additional Financial Data (1)
Working capital	$250,851	$273,786	$242,655	$207,132	$235,739
Net cash provided by operating activities	74,710	100,221	100,929	42,973	98,550
Net cash provided by (used in) investing activities	9,501	(15,009)	(44,510)	(9,320)	(51,884)
Net cash used in financing activities	(55,846)	(57,187)	(42,353)	(56,881)	(51,387)
Property, plant & equipment additions	17,970	20,258	27,612	16,673	16,090
Net property, plant & equipment	187,328	188,455	186,101	178,972	180,905
Total assets	984,558	977,864	947,361	930,946	920,101
Long-term debt	7,500	7,500	7,500	7,500	7,500
Total Tootsie Roll Industries, Inc. shareholders’ equity	763,327	759,854	750,622	733,840	711,364
Average shares outstanding	66,512	67,416	68,072	68,904	69,811

(1)	Per common share data and average shares outstanding adjusted for annual 3% stock dividends.
(2)	The 2017 net earnings and earnings per share includes $20,318 or $0.29 per share relating to a favorable accounting adjustment to revalue the Company’s deferred income tax liabilities resulting from the enactment of the U.S. Tax Cuts and Jobs Act in December 2017.

ffITEM 7.               Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

FINANCIAL CONDITION

The Company’s overall financial position remains strong given that aggregate cash, cash equivalents and investments is $428,951 at December 31, 2020, including $73,828 in trading securities discussed below. Cash flows from 2020 operating activities totaled $74,710 compared to $100,221 in 2019, and are discussed in the section entitled Liquidity and Capital Resources. During 2020, the Company paid cash dividends of $23,810, purchased and retired $32,055 of its outstanding shares, and made capital expenditures of $17,970.

The Company’s net working capital was $250,851 at December 31, 2020 compared to $273,786 at December 31, 2019. This change principally reflects the effects of a $66,989 increases in long-term investments because more of our investments have maturities great than one year at December 31, 2020 compared to December 31, 2019. As of December 31, 2020, the Company’s total cash, cash equivalents and investments, including all long-term investments, was $428,951 compared to $392,435 at December 31, 2019, an increase of $36,516. See Liquidity And Capital Resources section below. The aforementioned includes $73,828 and $76,183 of investments in trading securities as of December 31, 2020 and 2019, respectively. The Company invests in trading securities to provide an economic hedge for its deferred compensation liabilities, as further discussed herein and in Note 7 of the Company’s Notes to Consolidated Financial Statements.

Shareholders’ equity increased from $759,854 at December 31, 2019 to $763,327 as of December 31, 2020, which principally reflects 2020 net earnings of $58,995, less cash dividends of $23,810 and share repurchases of $32,055.

The Company has a relatively straight-forward financial structure and has historically maintained a conservative financial position. The Company has no special financing arrangements or “off-balance sheet” special purpose entities. Cash flows from operations plus maturities of short-term investments are expected to be adequate to meet the Company’s overall financing needs, including capital expenditures, in 2021. Periodically, the Company considers possible acquisitions, and if the Company were to pursue and complete such an acquisition, that could result in bank borrowings or other financing.

RESULTS OF OPERATIONS

2020 vs. 2019

Twelve months 2020 consolidated net product sales were $467,427 compared to $523,616 in twelve months 2019, a decrease of $56,189 or 10.7%. Net product sales were adversely impacted by the effects of the Covid-19 pandemic, which curtailed and limited access to certain channels of trade where the Company has historically sold its products. Response to this pandemic has resulted in the disruption and changes in lifestyles, shopping habits, daily work routines, and consumer behaviors, all of which have adversely affected planned consumer purchases of the Company’s products for “sharing” and “give away” occasions. Many of the Company’s products are consumed at group events, outings, and other gatherings which have been significantly curtailed or in some cases eliminated due to concern of possible infection or spreading of the Covid-19 virus. Impulse purchases of Company products at retail outlets have also been adversely affected by these changes in consumer behavior. Unfavorable foreign exchange also had some adverse impact on 2020 net product sales compared to 2019.

Fourth quarter 2020 net product sales were $127,866 compared to $134,663 in fourth quarter 2019, a decrease of $6,797 or 5.0%. After a 2% sales increase in first quarter 2020, sales declined 25% in second quarter 2020 at the height of the pandemic and economic downturn. In third quarter 2020 sales declined 14%, while in fourth quarter 2020 the sales decline was narrowed to 5% when compared to the corresponding quarterly periods in 2019.

Product cost of goods sold were $299,710 in 2020 compared to $329,102 in 2019, a decrease of $29,392 or 8.9%. Product cost of goods sold includes $610 and $408 in certain deferred compensation expenses in 2020 and 2019, respectively. These deferred compensation expenses principally result from changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Adjusting for the aforementioned, product cost of goods sold decreased from $328,694 in 2019 to $299,100 in 2020, a decrease of $29,594 or 9.0%. As a percent of net product sales, these adjusted costs increased from 62.8% in 2019 to 64.0% in 2020, a 1.2 unfavorable percentage point change. Lower sales and production volumes had an unfavorable impact on plant manufacturing overhead costs included in the aforementioned adjusted product cost of goods sold. These plant overhead costs are primarily fixed and recurring each year, and only partially decline with lower volumes.

Product gross margin was $167,717 in 2020 compared to $194,514 in 2019, a decrease of $26,797 or 13.8%.  The above discussed sales decline was the principal driver that adversely impacted gross profit margins in 2020. Certain cost and expense reductions, including Company initiatives to reduce costs did provide some benefit to 2020 gross profit margins. The Company is continuing its investments in its plant manufacturing operations to meet new consumer and customer demands, achieve quality improvements, provide genuine value to consumers, and increase operational efficiencies.

Selling, marketing and administrative expenses were $112,117 in 2020 compared to $127,802 in 2019, a decrease of $15,685 or 12.3%. Selling, marketing and administrative expenses include $11,909 and $10,884 in certain deferred compensation expenses in 2020 and 2019, respectively. These deferred compensation expenses principally result from changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Adjusting for the aforementioned, selling, marketing and administrative expenses decreased from $116,918 in 2019 to $100,208 in 2020, a decrease of $16,710 or 14.3%. As a percent of net product sales, these adjusted expenses decreased from 22.3% of net product sales in 2019 to 21.4% of net product sales in 2020, a 0.9 favorable percentage point change. Reductions in travel and trade show expense resulting from changes in Company policies in response to the Covid-19 pandemic, and more favorable freight and delivery unit costs were the principal drivers in this expense reduction as a percentage of sales in 2020.

Selling, marketing and administrative expenses include freight, delivery and warehousing expenses. These expenses decreased from $49,288 in 2019 to $42,593 in 2020, a decrease of $6,695 or 13.6%. As a percent of net product sales, these adjusted expenses decreased from 9.4% in 2019 to 9.1% in 2020, a 0.3 favorable percentage point change. More favorable freight and delivery rates from third-party over-the-road truck carriers, and certain operational and cost reduction initiatives, contributed to this favorable change.

The Company has foreign operating businesses in Mexico, Canada and Spain, and exports products to many foreign markets. The Company’s Spanish subsidiary (97% owned by the Company) incurred an operating loss of $691 in 2020 which was an improvement compared to its $1,102 loss in 2019. The Company provided approximately $889 and $1,399 of additional cash to finance these losses and certain capital expenditures in 2020 and 2019, respectively. Company management expects the competitive and business challenges in Spain to continue but believes that there will be continued reductions in operating losses in 2021 compared to 2020. Nonetheless, management believes that operating losses will likely continue beyond 2021 and that these future losses, as well as some capital expenditures, will likely require some additional cash financing.

The Company believes that the carrying values of its goodwill and trademarks have indefinite lives as they are expected to generate cash flows indefinitely. In accordance with current accounting guidance, these indefinite-lived intangible assets are assessed at least annually for impairment as of December 31 or whenever events or circumstances indicate that the carrying values may not be recoverable from future cash flows. No impairments were recorded in 2020, 2019 or 2018.

Current accounting guidance provides entities an option of performing a qualitative assessment (a "step-zero" test) before performing a quantitative analysis. If the entity determines, on the basis of certain qualitative factors, that it is more-likely-than-not that the intangibles (goodwill and certain trademarks) are not impaired, the entity would not need to proceed to the two step impairment testing process (quantitative analysis) as prescribed in the guidance. During fourth quarter 2020 (and fourth quarters 2019 and 2018), the Company performed a “step zero” test of its goodwill and certain trademarks, and concluded that there was no impairment based on this guidance. For the fair value assessment of certain trademarks where the “step-zero” analysis was not considered appropriate, impairment testing was performed in fourth quarter 2020 (and fourth quarter 2019 and 2018) using discounted cash flows and estimated royalty rates. For these trademarks, holding all other assumptions constant at the test date, a 100 basis point increase in the discount rate or a 100 basis point decrease in the royalty rate would reduce the fair value of these trademarks by approximately 18% and 10%, respectively. Individually, a 100 point increase in the discount rate or a 100 point decrease in the royalty rate would not result in a potential impairment as of December 31, 2020.

Earnings from operations were $58,244 in 2020 compared to $69,214 in 2019, a decrease of $10,970. Earnings from operations include $12,519 and $11,292 in certain deferred compensation expense in 2020 and 2019, respectively, which are discussed above. Adjusting for these deferred compensation expenses, adjusted earnings from operations decreased from $80,506 in 2019 to $70,763 in 2019, a decrease of $9,743 or 12.1%. The above discussed decline in net product sales was the principal driver of lower operating income in 2020 compared to 2019, however, 2020 earnings from operations did benefit from some cost and expense reductions as discussed above.

Management believes the comparisons presented in the preceding paragraphs, after adjusting for changes in deferred compensation, are more reflective of the underlying operations of the Company.

Other income, net was $18,018 in 2020 compared to $16,190 in 2019, an increase of $1,828. Other income, net principally reflects $12,519 and $11,292 of aggregate net gains and investment income on trading securities in 2020 and 2019, respectively. These trading securities provide an economic hedge of the Company’s deferred compensation liabilities; and the related net gains and investment income were offset by a like amount of expense in aggregate product cost of goods sold and selling, marketing, and administrative expenses in the respective years as discussed above. Other income, net includes investment income on available for sale securities of $4,005 and $4,423 in 2020 and 2019, respectively. Other income, net also includes foreign exchange gains (losses) of $534 and $(533) in 2020 and 2019, respectively.

The Company’s effective income tax rate was 22.7% and 24.1% in 2020 and 2019, respectively. The decrease in the effective tax rate in 2020 reflects more favorable foreign tax rates, income tax credits and adjustments for reserves for uncertain tax positions. A reconciliation of the differences between the U.S. statutory rate and these effective tax rates is provided in Note 4 of the Company’s Notes to Consolidated Financial Statements.

The Company utilized $617 and $1,227 of Canadian tax carry-forward benefits in 2020 and 2019, respectively. At December 31, 2019, the Company’s deferred tax assets included $617 of income tax benefits relating to its Canadian subsidiary tax loss carry-forwards. The Company fully utilized this deferred tax asset in 2020 as expected. The Company has provided a full valuation allowance on its Spanish subsidiaries’ tax loss carry-forward benefits of $4,508 and $4,584 as of December 31, 2020 and 2019, respectively, because the Company has concluded that it is not more-likely-than-not that these losses will be utilized before their expiration dates. The Spanish subsidiary has a history of net operating losses and it is not known when and if they will generate taxable income in the future.

U.S. tax reform (US Tax Cuts and Jobs Act enacted in December 2017) changed the United States approach to the taxation of foreign earnings to a territorial system by providing a one hundred percent dividends received deduction for certain qualified dividends received from foreign subsidiaries. These provisions of U.S. tax reform significantly impact the accounting for the undistributed earnings of foreign subsidiaries, and as a result the Company distributed $8,200 of the earnings held in excess cash by its foreign subsidiaries in 2019. The tax costs associated with a future distribution, including foreign withholding taxes, are not material to the Company’s financial statements. After carefully considering these facts, the Company determined that it would not be asserting permanent reinvestment of its foreign subsidiaries earnings as of December 31, 2017, and the Company continued to take this position as of December 31, 2020.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into U.S. law. The CARES Act has provided a substantial stimulus and assistance package intended to address the economic impact of the Covid-19 pandemic, including tax relief and government loans, grants and investments. The Canadian government also enacted a stimulus program, Canadian Emergency Wage Subsidy (“CEWS”), to respond to the economic impact of Covid-19 during 2020 The Company’s financial results in 2020 did reflect some benefits, primarily in the second and third quarters of 2020, from these stimulus programs. The Company continues to monitor any effects and related benefits that may result from the above discussed legislation and other proposed stimulus programs. Based on consultation with its tax advisors, the Company does not believe that it will be eligible for any significant benefits in 2021 under these stimulus programs.

Net earnings were $58,995 in 2020 compared to $64,920 in 2019, and net earnings per share were $0.89 and $0.96 in 2020 and 2019, respectively, a decrease of $0.07 per share of 7%. Earnings per share in 2020 benefited from the reduction in average shares outstanding resulting from purchases of the Company’s common stock in the open market by the Company. Average shares outstanding decreased from 67,416 in 2019 to 66,512 in 2020 which reflects share repurchases of $32,055 during 2020.

Fourth quarter 2020 and 2019 net earnings attributable to Tootsie Roll Industries, Inc. were $14,952 and $14,555, respectively, and net earnings per share were $0.23 and $0.22, respectively, an increase of $0.01 per share or 5%. Certain cost and expense reductions, including Company operational changes and initiatives to reduce costs as discussed above, did provide some benefit to fourth quarter 2020 results. Although unfavorable foreign exchange adversely affected fourth quarter 2020 results, a lower effective income tax rate contributed to the increase in net earnings in fourth quarter 2020 compared to fourth quarter 2019.

Beginning in 2012, the Company received periodic notices from the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union Pension Plan (Plan), a multi-employer defined benefit pension plan for certain Company union employees, that the Plan’s actuary certified the Plan to be in “critical status”, as defined by the Pension Protection Act (PPA) and the Pension Benefit Guaranty Corporation (PBGC); and that a plan of rehabilitation was adopted by the trustees of the Plan in 2012. During 2015, the Company received notices that the Plan’s status was changed to “critical and declining status”, as defined by the PPA and PBGC, for the plan year beginning January 1, 2015, and that the Plan was projected to have an accumulated funding deficiency for the 2017 through 2024 plan years. A designation of “critical and declining status” implies that the Plan is expected to become insolvent in the next 20 years. The Company has continued to receive annual notices each year (2016 to 2020) that this Plan remains in “critical and declining status” and is projected to become insolvent within the next 20 years. These notices have also advised that the Plan trustees were considering the reduction or elimination of certain retirement benefits and may seek assistance from the PBGC. Plans in “critical and declining status” may elect to suspend (temporarily or permanently) some benefits payable to all categories of participants, including retired participants, except retirees that are disabled or over the age of 80. Suspensions must be equally distributed and cannot drop below 110% of what would otherwise be guaranteed by the PBGC.

Based on these updated notices, the Plan’s funded percentage (plan investment assets as a percentage of plan liabilities), as defined, were 50.4%, 51.6%, and 54.7% as of the most recent valuation dates available, January 1, 2019, 2018, and 2017, respectively (these valuation dates are as of the beginning of each Plan year). These funded percentages are based on actuarial values, as defined, and do not reflect the actual market value of Plan investments as of these dates. If the market value of investments had been used as of January 1, 2019 the funded percentage would be 48.8% (not 50.4%). As of the January 1, 2019 valuation date (most recent valuation available), only 16% of Plan participants were current active employees, 53% were retired or separated from service and receiving benefits, and 31% were retired or separated from service and entitled to future benefits. The number of current active employee Plan participants as of January 1, 2019 fell 14% from the previous year and 17% over the past two years. When compared to the Plan valuation date of January 1, 2011 (eight years earlier), current active employee participants have declined 47%, whereas participants who were retired or separated from service and receiving benefits increased 4% and participants who were retired or separated from service and entitled to future benefits increased 14%.

The Company has been advised that its withdrawal liability would have been $99,300, $99,800 and $81,600 if it had withdrawn from the Plan during 2020, 2019 and 2018, respectively. The Company’s relative share of the Plan’s contribution base, driven by employer withdrawals, has increased for the last several years, and management believes that this trend could continue indefinitely which will continue to add upward pressure on the Company’s withdrawal liability. In addition, the overall reduction in interest rates through the 12 months ended December 31, 2020, will increase the value of vested benefits and likely increase the Company’s withdrawal liability in 2020. Based on the above, including the Plan’s projected insolvency in the next 20 years, management believes that the Company’s withdrawal liability will increase further in future years.

Based on the Company’s updated actuarial study and certain provisions in ERISA and the law relating to withdrawal liability payments, management believes that the Company’s liability would likely be limited to twenty annual payments of $2,958 which have a present value in the range of $34,700 to $49,300 depending on the interest rate used to discount these payments. While the Company’s actuarial consultant does not believe that the Plan will suffer a future mass withdrawal (as defined) of participating employers, in the event of a mass withdrawal, the Company’s annual withdrawal payments would theoretically be payable in perpetuity. Based on the Company’s updated actuarial study, the present value of such perpetuities is in the range of $48,500 to $150,900 and would apply in the unlikely event that substantially all employers withdraw from the Plan. The aforementioned is based on a range of valuations and interest rates which the Company’s actuary has advised is provided under the statute. Should the Company actually withdraw from the Plan at a future date, a withdrawal liability, which could be higher than the above discussed amounts, could be payable to the Plan.

The Company and the union concluded a new labor contract in 2018 which requires the Company’s continued participation in this Plan through September 2022. The amended rehabilitation plan, which also continues, requires that employer contributions include 5% compounded annual surcharge increases each year for an unspecified period of time beginning in 2012 as well as certain plan benefit reductions. The Company’s pension expense for this Plan for 2020, 2019 and 2018 was $2,866, $2,961 and $2,836, respectively. The aforementioned expense includes surcharges of $1,010, $948 and $811 in 2020, 2019 and 2018, respectively, as required under the amended rehabilitation plan.

In fourth quarter 2020, the Plan Trustees advised the Company that the surcharges would no longer increase annually and therefore be “frozen” at the rates and amounts in effect as of December 31, 2020 provided that the local bargaining union and the Company executed a formal consent agreement by March 31, 2021. The Trustees advised that they have concluded that continuing increases in surcharges would likely have a long-term adverse effect on the solvency of the Plan. The Trustees concluded that further increases would result in increasing financial hardships and withdrawals of participating employers, and that this change will not have a material effect on the Plan’s insolvency date. Subsequent to December 31, 2020, the local bargaining union and the Company executed this agreement which resulted in the “freezing” of such surcharges as of December 31, 2020.

Company management understands that the US House of Representatives Ways and Means Committee is preparing legislation under President Biden’s proposed $1.9 trillion American Rescue Plan that would provide financial assistance to shore up struggling multi-employer plans for many years. The Ways and Means bill would create special assistance programs that would allow the PBGC to make direct cash payments to financially troubled multiemployer plans to ensure that they can remain solvent and continue to pay benefits to retirees through 2051. The Company is currently unable to determine the ultimate outcome of the above discussed multi-employer union pension matter and therefore is unable to determine the effects on its consolidated financial statements, but the ultimate outcome could be material to its consolidated results of operations or cash flows in one or more future periods. See also Note 7 in the Company’s Consolidated Financial Statements on Form 10-K for the year ended December 31, 2020.

2019 vs. 2018

Consolidated net product sales were $523,616 in 2019 compared to $515,251 in 2018, an increase of $8,365 or 1.6%. Fourth quarter 2019 net product sales were $134,663 compared to $127,264 in fourth quarter 2018, an increase of $7,399 or 5.8%. Successful marketing and sales programs contributed to the increases in sales for both fourth quarter and twelve months 2019 compared to the corresponding periods in the prior year. Fourth quarter 2019 sales also benefited from the timing of sales between the third and fourth quarters of 2019, however, foreign currency translation had some adverse effects on consolidated sales for the twelve months 2019 period compared to 2018.

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

Product cost of goods sold and resulting gross profit margins in 2019 benefited from increased sales and higher price realization which allowed the Company to recover some margin decline resulting from increases in certain input costs in recent years. Plant efficiencies driven by capital investments and ongoing cost containment programs contributed to the above discussed decreases in adjusted cost of goods sold as a percentage of sales in 2019. The prior year 2018 gross margin was adversely affected by the implementation and start-up of new manufacturing packaging lines and resulting operational inefficiencies, as well as unfavorable experience from self-insurance programs.

Selling, marketing and administrative expenses were $127,802 in 2019 compared to $117,691 in 2018, an increase of $10,111 or 8.6%. Selling, marketing and administrative expenses include $10,884 and $(1,064) in certain deferred compensation expenses (credits) in 2019 and 2018, respectively. These deferred compensation expenses principally result from changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Adjusting for the aforementioned, selling, marketing and administrative expenses decreased from $118,755 in 2018 to $116,918 in 2019, a decrease of $1,837 or 1.5%. As a percent of net product sales, these adjusted expenses decreased from 23.0% of net product sales in 2018 to 22.3% of net product sales in 2019, a 0.7 favorable percentage point change. Higher price realization, lower general and administrative expenses, primarily legal and professional fees, and lower freight and delivery unit costs were the principal drivers in these favorable reductions, including reductions as a percentage of sales, in 2019.

Selling, marketing and administrative expenses include freight, delivery and warehousing expenses. These expenses decreased from $49,527 in 2018 to $49,288 in 2019, a decrease of $239 or 0.5%. As a percent of net product sales, these adjusted expenses decreased from 9.6% in 2018 to 9.4% in 2019, a 0.2 favorable percentage point change. During 2019, the Company implemented additional freight and delivery computer systems and carrier selection processes, including enhanced competitive bidding, which facilitated this favorable unit cost reduction in 2019.

Earnings from operations were $69,214 in 2019 compared to $70,482 in 2018, a decrease of $1,268. Earnings from operations include $11,292 and $(1,103) in certain deferred compensation expense (credits) in 2019 and 2018, respectively, which are discussed above. Adjusting for these deferred compensation expenses, adjusted earnings from operations increased from $69,379 in 2018 to $80,506 in 2019, an increase of $11,127 or 16.0%. Increased sales and higher price realization in 2019, as well as reductions in certain costs and expenses discussed above, contributed to these improved results.

Management believes the comparisons presented in the preceding paragraphs, after adjusting for changes in deferred compensation, are more reflective of the underlying operations of the Company.

Other income, net was $16,190 in 2019 compared to $2,724 in 2018, an increase of $13,466. Other income, net principally reflects $11,292 and $(1,103) of aggregate net gains (losses) and investment income on trading securities in 2019 and

2018, respectively. These trading securities provide an economic hedge of the Company’s deferred compensation liabilities; and the related net gains (losses) and investment income were offset by a like amount of expense in aggregate product cost of goods sold and selling, marketing, and administrative expenses in the respective years as discussed above. Other income, net includes investment income on available for sale securities of $4,423 and $3,535 in 2019 and 2018, respectively. Other income, net also includes foreign exchange losses of $533 and $659 in 2019 and 2018, respectively.

The Company’s effective income tax rate was 24.1% and 22.4% in 2019 and 2018, respectively. The increase in the effective tax rate for 2019 reflects higher state income taxes, including increases in reserves for uncertain state tax benefits, and increases in valuation allowances for state income tax credit carry-forwards which are not likely to be fully realized in the future.

Net earnings attributable to Tootsie Roll Industries, Inc. were $64,920 in 2019 compared to $56,893 in 2018, and net earnings per share were $0.96 and $0.84 in 2019 and 2018, respectively, an increase of $0.12 per share or 14%. Higher sales, including higher sales realization, and cost and expense reduction discussed above, were the principal drivers of this improvement in 2019 compared to 2018. Earnings per share in 2019 benefited from the reduction in average shares outstanding resulting from purchases of the Company’s common stock in the open market by the Company. Average shares outstanding decreased from 68,072 in 2018 to 67,416 in 2019 which reflects share repurchases of $34,116 during 2019. Net earnings attributable to Tootsie Roll Industries, Inc. were $14,555 in fourth quarter 2019 compared to $12,175 in fourth quarter 2018, and net earnings per share were $0.22 and $0.18 in fourth quarter 2019 and 2018, respectively an increase of $0.04 per share or 22%.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities were $74,710, $100,221 and $100,929 in 2020, 2019 and 2018, respectively. The $25,511 decrease in cash flows from operating activities from 2019 to 2020 primarily reflects decreases in net earnings and payments of deferred compensation in 2020. The $708 decrease in cash flows from operating activities from 2018 to 2019 primarily reflects the timing of payments and refunds of income taxes, combined with increases in prepaid expenses and inventories, offset by a decrease in accounts receivable as of December 31, 2019.

The Company manages and controls a VEBA trust, to fund the estimated future costs of certain union employee health, welfare and other benefits. A contribution of $20,024 was made to this trust in 2017; no contribution was made to the trust during 2018, 2019 or 2020. The Company uses these funds to pay the actual cost of such benefits over each union contract period. At December 31, 2020 and 2019, the VEBA trust held $8,272 and $12,085, respectively, of aggregate cash and cash equivalents, which the Company will use to pay certain union employee benefits through some time in 2022. This asset value is included in prepaid expenses and long-term other assets in the Company’s Consolidated Statement of Financial Position. These assets are categorized as Level 1 within the fair value hierarchy.

Cash flows from investing activities reflect capital expenditures of $17,970, $20,258, and $27,612 in 2020, 2019 and 2018, respectively. The changes in amounts from 2018 to 2019 principally reflect new manufacturing packaging lines in 2018 and the timing of expenditures relating to other plant manufacturing capital projects. Company management has committed approximately $25,000 to a rehabilitation upgrade and expansion of one of its manufacturing plants in the U.S.A. The Company spent approximately $6,000 and 2,000 in 2020 and 2019, respectively. Company management expects cash outlays for this project to approximate $17,000 in 2021. All capital expenditures are to be funded from the Company’s cash flow from operations and internal sources including available for sale securities. The repayment of $23,527 of previously paid premiums on split dollar life insurance policies did provide additional cash from investing activities in 2020 (see Note 1 to the Company’s Notes to Consolidated Financial Statements).

Other than the bank loans and the related restricted cash of the Company’s Spanish subsidiary which are discussed in Note 1 of the Company’s Notes to Consolidated Financial Statements, the Company had no bank borrowings or repayments in

2018, 2019, or 2020, and had no outstanding bank borrowings as of December 31, 2019 or 2020. Nonetheless, the Company would consider bank borrowing or other financing in the event that a business acquisition is completed.

Financing activities include Company common stock purchases and retirements of $32,055, $34,116, and $19,317 in 2020, 2019 and 2018, respectively. Cash dividends of $23,810, $23,460, and $22,978 were paid in 2020, 2019 and 2018, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Revenue recognition

As more fully discussed in Note 1, the Company adopted the new accounting revenue recognition guidance (ASC 606) effective January 1, 2018. As a result of adoption, the cumulative impact to retained earnings at January 1, 2018 was a net after-tax increase of $3,319 ($4,378 pre-tax). The adoption principally changed the timing of recognition of certain trade promotions and related adjustments thereto which affect net product sales. The comparative prior information has not been restated and continues to be reported under the accounting standards in effect for such period. The adoption of the new standard in 2018 did not have a material effect on 2018, 2019 and 2020 results, and management does not believe that it will have a material effect on results in future years. Revenue for net product sales continues to be recognized at a point in time when products are delivered to or picked up by the customer, as designated by customers’ purchase orders, as discussed in Note 1.

Provisions for bad debts are recorded as selling, marketing and administrative expenses. Write-offs of bad debts did not exceed 0.1% of net product sales in each of 2020, 2019 and 2018, and accordingly, have not been significant to the Company’s financial position or results of operations.

Intangible assets

The Company’s intangible assets consist primarily of goodwill and acquired trademarks. In accordance with accounting guidance, goodwill and other indefinite-lived assets, trademarks, are not amortized, but are instead subjected to annual testing for impairment unless certain triggering events or circumstances are noted. The Company performs its annual impairment review and assessment as of December 31. All trademarks have been assessed by management to have indefinite lives because they are expected to generate cash flows indefinitely. The Company reviews and assesses certain trademarks (non-amortizable intangible assets) for impairment by comparing the fair value of each trademark with its carrying value. Current accounting guidance provides entities an option of performing a qualitative assessment (a "step-zero" test) before performing a quantitative analysis. If the entity determines, on the basis of certain qualitative factors, that it is more-likely-than-not that the intangibles (goodwill and certain trademarks) are not impaired, the entity would not need to proceed to the two step impairment testing process (quantitative analysis) as prescribed in the guidance. During fourth quarter 2020, the Company performed a “step zero” test of its goodwill and certain trademarks, and concluded that there was no impairment based on this guidance.

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

Split dollar officer life insurance

The Company provides split dollar life insurance benefits to an executive officer and records an asset principally equal to the cumulative premiums paid. During 2020, the Company recovered $23,527 of previously paid premiums on certain policies and will fully recover the remaining premiums in future years under the terms of the plan. The Company retains a collateral assignment of the cash surrender values and policy death benefits payable to insure recovery of these premiums.

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

Valuation of investments

Investments primarily comprise high quality corporate bonds, including variable rate demand notes (generally long term bonds where interest rates are reset weekly, and provide a weekly “put” which allows the holder to also sell each week with no loss in principal), which are reviewed for impairment at each reporting period by comparing the carrying value or amortized cost to the fair market value. In the event that an investment security’s fair value is below carrying value or amortized cost, the Company will record an other-than-temporary impairment or a temporary impairment based on accounting guidance. The Company’s investment policy, which guides investment decisions, is focused on high quality investments which mitigates the risk of impairment. The Company does not invest in Level 3 securities, as defined, but may utilize third-party professional valuation firms as necessary to assist in the determination of the value of investments that utilize Level 3 inputs (as defined by guidance) should any of its investments be downgraded to Level 3.

Other matters

In the opinion of management, other than contracts for foreign currency forwards and raw materials, including currency and commodity hedges and outstanding purchase orders for packaging, ingredients, supplies, and operational services, all entered into in the ordinary course of business, the Company does not have any significant contractual obligations or future commitments. The Company’s outstanding contractual commitments as of December 31, 2020, all of which are generally normal and recurring in nature, are summarized in the chart which follows below.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 of the Company’s Notes to Consolidated Financial Statements.

MARKET RISKS

The Company is exposed to market risks related to commodity prices, interest rates, investments in marketable securities, equity price and foreign exchange.

The Company’s ability to forecast the direction and scope of changes to its major input costs is impacted by significant potential volatility in crude oil and energy, sugar, corn, edible oils, cocoa and cocoa powder, and dairy products markets. The prices of these commodities are influenced by changes in global demand, changes in weather and crop yields, including the effects of climate change, changes in import tariffs and governments’ farm policies, including mandates for ethanol and bio-fuels, environmental matters, fluctuations in the U.S. dollar relative to dollar-denominated commodities in world markets, and in some cases, geo-political risks. The Company believes that its competitors face the same or similar challenges.

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

The potential change in fair value of commodity and foreign currency derivative instruments held by the Company at December 31, 2020, assuming a 10% change in the underlying contract price, was $1,040. The analysis only includes commodity and foreign currency derivative instruments and, therefore, does not consider the offsetting effect of changes in the price of the underlying commodity or foreign currency. This amount is not significant compared with the net earnings and shareholders’ equity of the Company.

Interest rates

Interest rate risks primarily relate to the Company’s investments in marketable securities with maturities dates of generally up to three years.

The majority of the Company’s investments, which are classified as available for sale, have historically been held until their maturity which is up to about 3 years, which limits the Company’s exposure to interest rate fluctuations. The Company also invests in variable rate demand notes which have interest rates which are reset weekly and can be “put back” and sold each week through a remarketing agent, generally a large financial broker, which also substantially eliminates the Company’s exposure to interest rate fluctuations on the principal invested. The accompanying chart summarizes the maturities of the Company’s investments in debt securities at December 31, 2020.

Less than 1 year	$42,090
1 – 2 years	42,022
2 – 3 years	104,170
Total	$188,282

The Company’s outstanding debt at December 31, 2020 and 2019 was $7,500 in an industrial revenue bond in which interest rates reset each week based on the current market rate. Therefore, the Company does not believe that it has significant interest rate risk with respect to its interest bearing debt.

Investment in marketable securities

As stated above, the Company invests primarily in marketable securities including variable rate demand notes (VRDNs). The VRDNs have weekly “puts” which are collateralized by bank letters of credit or other assets, and interest rates are reset weekly. Except for VRDN’s the Company’s marketable securities are held to maturity with maturities generally not exceeding three years. The Company utilizes professional money managers and maintains investment policy guidelines which emphasize high quality and liquidity in order to minimize the potential loss exposures that could result in the event of a default or other adverse event. The Company continues to monitor these investments and markets, as well as its investment policies, however, the financial markets could experience unanticipated or unprecedented events and future outcomes may be less predictable than in the past.

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

From time to time, the Company may use foreign exchange forward contracts and derivative instruments to mitigate its exposure to foreign exchange risks, as well as those related to firm commitments to purchase equipment from foreign vendors. See Note 11 of the Company’s Notes to Consolidated Financial Statements for outstanding foreign exchange forward contracts as of December 31, 2020.

Open Contractual Commitments as of December 31, 2020:

		Less than	1 to 3	3 to 5	More than
Payable in	Total	1 Year	Years	Years	5 Years
Commodity hedges	$4,010	$4,010	$—	$—	$—
Foreign currency hedges	6,391	3,195	3,196	—	—
Purchase obligations	5,958	5,958	—	—	—
Interest bearing debt	7,500	—	—	—	7,500
Operating leases	869	684	185	—	—
Total	$24,728	$13,847	$3,381	$—	$7,500

Note: Commodity hedges and foreign currency hedges reflect the amounts at which the Company will settle the related contracts. The above amounts exclude deferred income tax liabilities of $47,900, liabilities for uncertain tax positions of $3,351, postretirement health care benefits of $13,487 and noncurrent deferred compensation of $79,665 because the timing of payments relating to these items cannot be reasonably determined.

ITEM 7A.           Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included under the caption “Market Risk” in Item 7 above.

See also Note 1 of the Notes to Consolidated Financial Statements.

ITEM 8.               Financial Statements and Supplementary Data.

Management’s Report on Internal Control Over Financial Reporting

The management of Tootsie Roll Industries, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 (SEC) Rule 13a-15(f). Company management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 as required by SEC Rule 13a-15(c). In making this assessment, the Company used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on the Company’s evaluation under the COSO criteria, Company management concluded that its internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Tootsie Roll Industries, Inc.

Opinions on the financial statements and internal control over financial reporting

We have audited the accompanying consolidated balance sheets of Tootsie Roll Industries, Inc. (a Virginia corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of earnings and retained earnings, comprehensive income, changes in shareholders’ equity, and cash flows for the three years ended December 31, 2020, 2019 and 2018, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”).  We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the periods ended December 31, 2020, 2019 and 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control - Integrated Framework issued by COSO.

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

Trademark Impairment Assessment

As described in Note 1 and Note 13 to the consolidated financial statements, the Company’s consolidated trademark balance was $175 million at December 31, 2020, which is allocated to the Company’s brands that were purchased. Indefinite-lived trademarks are tested for impairment at least annually. For several trademarks, a Step 0 approach is used to test for impairment based on relevant qualitative factors, as outlined within Accounting Standards Codifications (ASC) 350-20 and 350-30. For the fair value assessment of certain other trademarks where a Step 0 analysis was not considered appropriate, Step 1 impairment testing is performed annually using discounted cash flows, derived from projected revenue, operating margins and estimated discount rates. The determination of the fair value of the trademarks subjected to a Step 1 impairment test requires management to make significant estimates and assumptions related to forecasts of future revenues, operating margins and discount rates. As disclosed by management, changes in these assumptions could have a significant impact on either the fair value of the trademark, the amount of any trademark impairment charge, or both.

We identified the Step 1 trademark impairment assessment as a critical audit matter, as auditing management’s judgments regarding forecasts of future revenue, operating margin and discount rate involves a high degree of subjectivity.

The primary procedures we performed to address this critical audit matter included:

●	Testing the operating effectiveness of controls relating to management’s impairment tests, including controls over the determination of the fair value of these specific trademarks. Through these tests, we evaluated management’s review controls over the financial projections, including reperformance and approval of the reasonableness of the key assumptions and inputs to the analysis, such as discount rates, growth rates, and key performance indicators such as sales forecast and operating margins.
●	Testing management’s process for determining the fair value of the trademarks. We evaluated the reasonableness of management’s forecasts of future revenue and operating margin by considering the impact that COVID-19 had on the year ended December 31, 2020, and its expected impact on future periods. We also considered whether such assumptions were consistent with historical forecasts and operating results for the Company, as well as evidence obtained in other areas of the audit. Additionally, a sensitivity analysis was performed using a Capital

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

Chicago, Illinois

March 1, 2021

CONSOLIDATED STATEMENTS OF

Earnings and Retained Earnings

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES	(in thousands except per share data)

	For the year ended December 31,
	2020	2019	2018
Net product sales	$467,427	$523,616	$515,251
Rental and royalty revenue	3,636	3,497	3,669
Total revenue	471,063	527,113	518,920
Product cost of goods sold	299,710	329,102	329,880
Rental and royalty cost	992	995	867
Total costs	300,702	330,097	330,747
Product gross margin	167,717	194,514	185,371
Rental and royalty gross margin	2,644	2,502	2,802
Total gross margin	170,361	197,016	188,173
Selling, marketing and administrative expenses	112,117	127,802	117,691
Earnings from operations	58,244	69,214	70,482
Other income, net	18,018	16,190	2,724
Earnings before income taxes	76,262	85,404	73,206
Provision for income taxes	17,288	20,565	16,401
Net earnings	58,974	64,839	56,805
Less: net earnings (loss) attributable to noncontrolling interests	(21)	(81)	(88)
Net earnings attributable to Tootsie Roll Industries, Inc.	$58,995	$64,920	$56,893

Net earnings attributable to Tootsie Roll Industries, Inc. per share	$0.89	$0.96	$0.84
Average number of shares outstanding	66,512	67,416	68,072

Retained earnings at beginning of period	$40,809	$33,767	$57,225
Net earnings attributable to Tootsie Roll Industries, Inc.	58,995	64,920	56,893
Adopted ASU's (See Note 1)	—	—	2,726
Cash dividends	(23,739)	(23,371)	(22,929)
Stock dividends	(43,753)	(34,507)	(60,148)
Retained earnings at end of period	$32,312	$40,809	$33,767

(The accompanying notes are an integral part of these statements.)

CONSOLIDATED STATEMENTS OF

Comprehensive Earnings

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES	(in thousands)

	For the year ended December 31,
	2020	2019	2018
Net earnings	$58,974	$64,839	$56,805

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(1,213)	791	103

Pension and postretirement reclassification adjustments:
Unrealized gains (losses) for the period on postretirement and pension benefits	467	(1,230)	1,558
Less: reclassification adjustment for (gains) losses to net earnings	(1,349)	(1,522)	(1,324)
Unrealized gains (losses) on postretirement and pension benefits	(882)	(2,752)	234

Investments:
Unrealized gains (losses) for the period on investments	1,463	3,130	(606)
Less: reclassification adjustment for (gains) losses to net earnings	—	34	—
Unrealized gains (losses) on investments	1,463	3,164	(606)

Derivatives:
Unrealized gains (losses) for the period on derivatives	1,259	451	(2,734)
Less: reclassification adjustment for (gains) losses to net earnings	325	677	1,630
Unrealized gains (losses) on derivatives	1,584	1,128	(1,104)

Total other comprehensive income (loss), before tax	952	2,331	(1,373)
Income tax benefit (expense) related to items of other comprehensive income	(522)	(354)	349
Total comprehensive earnings	59,404	66,816	55,781
Comprehensive earnings (loss) attributable to noncontrolling interests	(21)	(81)	(88)
Total comprehensive earnings attributable to Tootsie Roll Industries, Inc.	$59,425	$66,897	$55,869

(The accompanying notes are an integral part of these statements.)

CONSOLIDATED STATEMENTS OF
Financial Position
TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES	(in thousands)

Assets

	December 31,
	2020	2019
CURRENT ASSETS:
Cash and cash equivalents	$166,841	$138,960
Restricted cash	415	380
Investments	42,090	100,444
Accounts receivable trade, less allowances of $1,694 and $1,949	41,209	45,044
Other receivables	3,894	3,418
Inventories:
Finished goods and work-in-process	35,583	35,909
Raw materials and supplies	23,996	23,179
Prepaid expenses	6,844	5,996
Total current assets	320,872	353,330
PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	21,738	21,740
Buildings	123,883	122,843
Machinery and equipment	422,506	416,625
Construction in progress	14,347	4,427
Operating lease right-of-use assets	858	1,580
	583,332	567,215
Less — accumulated depreciation	396,004	378,760
Net property, plant and equipment	187,328	188,455
OTHER ASSETS:
Goodwill	73,237	73,237
Trademarks	175,024	175,024
Investments	220,020	153,031
Split dollar officer life insurance	2,514	26,042
Prepaid expenses and other assets	4,525	8,056
Deferred income taxes	1,038	689
Total other assets	476,358	436,079
Total assets	$984,558	$977,864

(The accompanying notes are an integral part of these statements.)

(in thousands except per share data)

Liabilities and Shareholders’ Equity

	December 31,
	2020	2019
CURRENT LIABILITIES:
Accounts payable	$13,025	$12,720
Bank loans	832	747
Dividends payable	5,948	5,861
Accrued liabilities	45,099	41,611
Postretirement health care benefits	544	598
Operating lease liabilities	780	1,062
Income taxes payable	3,793	—
Deferred compensation	—	16,945
Total current liabilities	70,021	79,544
NONCURRENT LIABILITIES:
Deferred income taxes	47,900	47,295
Postretirement health care benefits	12,943	13,145
Industrial development bonds	7,500	7,500
Liability for uncertain tax positions	3,351	4,240
Operating lease liabilities	78	518
Deferred compensation and other liabilities	79,665	65,973
Total noncurrent liabilities	151,437	138,671
TOOTSIE ROLL INDUSTRIES, INC. SHAREHOLDERS’ EQUITY:
Common stock, $.69-4/9 par value — 120,000 shares authorized — 39,073 and 38,836, respectively, issued	27,134	26,969
Class B common stock, $.69-4/9 par value — 40,000 shares authorized — 27,012 and 26,287, respectively, issued	18,758	18,254
Capital in excess of par value	706,930	696,059
Retained earnings	32,312	40,809
Accumulated other comprehensive loss	(19,815)	(20,245)
Treasury stock (at cost) — 93 shares and 90 shares, respectively	(1,992)	(1,992)
Total Tootsie Roll Industries, Inc. shareholders’ equity	763,327	759,854
Noncontrolling interests	(227)	(205)
Total equity	763,100	759,649
Total liabilities and shareholders' equity	$984,558	$977,864

(The accompanying notes are an integral part of these statements.)

CONSOLIDATED STATEMENTS OF
Cash Flows
TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES	(in thousands)

	For the year ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$58,974	$64,839	$56,805
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	18,184	18,779	18,669
Deferred income taxes	(279)	2,832	2,063
Impairment of majority-owned foreign subsidiaries	—	377	1,126
Amortization of marketable security premiums	1,404	1,282	1,755
Changes in operating assets and liabilities:
Accounts receivable	3,483	5,086	(2,445)
Other receivables	636	(313)	2,220
Inventories	(770)	(4,383)	303
Prepaid expenses and other assets	2,961	4,362	9,489
Accounts payable and accrued liabilities	3,849	1,080	1,648
Income taxes payable	3,012	4,336	7,953
Postretirement health care benefits	(1,041)	(1,478)	(2,484)
Deferred compensation and other liabilities	(15,703)	3,422	3,827
Net cash provided by operating activities	74,710	100,221	100,929
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(17,970)	(20,258)	(27,612)
Repayment of premiums on split dollar life insurance policies	23,527	—	—
Purchases of trading securities	(3,183)	(3,427)	(4,378)
Sales of trading securities	18,058	795	1,255
Purchase of available for sale securities	(109,816)	(67,730)	(78,377)
Sale and maturity of available for sale securities	98,885	75,611	64,602
Net cash used in investing activities	9,501	(15,009)	(44,510)
CASH FLOWS FROM FINANCING ACTIVITIES:
Shares purchased and retired	(32,055)	(34,116)	(19,317)
Dividends paid in cash	(23,810)	(23,460)	(22,978)
Proceeds from bank loans	3,902	3,582	2,491
Repayment of bank loans	(3,883)	(3,193)	(2,549)
Net cash used in financing activities	(55,846)	(57,187)	(42,353)
Effect of exchange rate changes on cash	(449)	28	501
Increase (decrease) in cash and cash equivalents	27,916	28,053	14,567
Cash, cash equivalents and restricted cash at beginning of year	139,340	111,287	96,720
Cash, cash equivalents and restricted cash at end of year	$167,256	$139,340	$111,287

Supplemental cash flow information:
Income taxes paid	$14,503	$13,858	$5,676
Interest paid	$57	$121	$112
Stock dividend issued	$63,402	$70,557	$60,538

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

Revenue recognition:

The Company’s revenues, primarily net product sales, principally result from the sale of goods, reflect the consideration to which the Company expects to be entitled, generally based on customer purchase orders. The Company records revenue based on a five-step model in accordance with Accounting Standards Codification ("ASC") Topic 606 which became effective January, 1, 2018. Adjustments for estimated customer cash discounts upon payment, discounts for price adjustments, product returns, allowances, and certain advertising and promotional costs, including consumer coupons, are variable consideration and are recorded as a reduction of product sales revenue in the same period the related product sales are recorded. Such estimates are calculated using historical averages adjusted for any expected changes due to current business conditions and experience. A net product sale is recorded when the Company delivers the product to the customer, or in certain instances, the customer picks up the goods at the Company’s distribution centers, and thereby obtains control of such product. Amounts billed and due from our customers are classified as accounts receivables trade on the balance sheet and require payment on a short-term basis. Accounts receivable are unsecured. Shipping and handling costs of $42,593, $49,288, and $49,527 in 2020, 2019 and 2018, respectively, are included in selling, marketing and administrative expenses. A minor amount of royalty income (less than 0.2% of our consolidated net sales) is also recognized from sales-based licensing arrangements, pursuant to which revenue is recognized as the third-party licensee sales occur. Rental income (less than 1% of our consolidated net sales) is not considered revenue from contracts from customers.

Leases:

The Company identifies leases by evaluating our contracts to determine if the contract conveys the right to use an identified asset for a stated period of time in exchange for consideration. The Company considers whether it can control the underlying asset and has the right to obtain substantially all of the economic benefits or outputs from the asset. Leases with terms greater than 12 months are classified as either operating or finance leases at the commencement date.  For these leases, the Company capitalized the present value of the minimum lease payments over the lease terms as a right-of-use asset with an offsetting lease liability. The discount rate used to calculate the present value of the minimum lease payments is typically the Company’s incremental borrowing rate, as the rate implicit in the lease is generally not known or determinable. The lease term includes any noncancelable period for which the Company has the right to use the asset. Currently, all capitalized leases are classified as operating leases and the Company records lease expense on a straight-line basis over the term of the lease.

Cash and cash equivalents:

The Company considers short-term debt securities with an original maturity of three months or less to be cash equivalents. Substantially all cash and cash equivalents are held at a major U.S. money center bank or its foreign branches (Bank of America), or its investment broker affiliate (Merrill Lynch). The Company also holds certificates of deposit (CDs) of U.S. banks selected by this investment broker based on their financial ratings; substantially all such CDs are invested in separate individual banks which are generally not in excess of the Federal Deposit Insurance Corporation (FDIC) limit of $250 per bank. The cash in the Company's U.S. banks (primarily Bank of America) is not fully insured by the FDIC due to the statutory limit of $250. The Company had approximately $8,303 and $9,415 of cash in foreign banks, principally foreign branches of a U.S. bank (Bank of America), at December 31, 2020 and 2019, respectively. The Company's cash in its foreign bank accounts is also not fully insured.

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

Inventories:

Inventories are stated at lower of cost or net realizable value. The cost of substantially all of the Company’s inventories ($54,935 and $55,409 at December 31, 2020 and 2019, respectively) has been determined by the last-in, first-out (LIFO) method. The excess of current cost over LIFO cost of inventories approximates $19,339 and $19,174 at December 31, 2020 and 2019, respectively. The cost of certain foreign inventories ($4,644 and $3,679 at December 31, 2020 and 2019, respectively) has been determined by the first-in, first-out (FIFO) method. Rebates, discounts and other cash consideration received from vendors related to inventory purchases is reflected as a reduction in the cost of the related inventory item, and is, therefore, reflected in cost of sales when the related inventory item is sold.

Property, plant and equipment:

Depreciation is computed for financial reporting purposes by use of the straight-line method based on useful lives of 20 to 40 years for buildings and 5 to 20 years for machinery and equipment. Depreciation expense was $18,184, $18,779 and $18,669 in 2020, 2019 and 2018, respectively.

Carrying value of long-lived assets:

The Company reviews long-lived assets to determine if there are events or circumstances indicating that the amount of the asset reflected in the Company’s balance sheet may not be recoverable. When such indicators are present, the Company compares the carrying value of the long-lived asset, or asset group, to the future undiscounted cash flows of the underlying assets to determine if impairment exists. If applicable, an impairment charge would be recorded to write down the carrying value to its fair value. The determination of fair value involves the use of estimates of future cash flows that involve considerable management judgment and are based upon assumptions about expected future operating performance. The actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance, and economic conditions. In fourth quarter 2019 and 2018, the Company recorded charges of $377 and $1,126, respectively, relating to the impairment of assets of a foreign subsidiary which is included in selling, marketing and administrative expense. Except for the aforementioned, no impairment charges of long-lived assets were recorded by the Company during 2020, 2019 or 2018.

Postretirement health care benefits:

The Company provides certain postretirement health care benefits to a group of “grandfathered” corporate office and management employees. The cost of these postretirement benefits is accrued during the employees’ working careers. See Note 7 of the Company’s Notes to Consolidated Financial Statements for additional information. The Company also provides split dollar life benefits to an executive officer. The Company records an asset equal to the cumulative insurance premiums paid that will be recovered upon the death of the covered executive officer or earlier under the terms of the plan. During 2020, the Company received $23,527 of previously paid premiums on these insurance policies which was recorded as a reduction to this asset. No premiums were paid in 2020, 2019 or 2018.

Goodwill and indefinite-lived intangible assets:

In accordance with authoritative guidance, goodwill and intangible assets with indefinite lives are not amortized, but rather reviewed and tested for impairment at least annually unless certain interim triggering events or circumstances require more frequent testing. All trademarks have been assessed by management to have indefinite lives because they are expected to generate cash flows indefinitely. Management believes that all assumptions used for the impairment review and testing are consistent with those utilized by market participants performing similar valuations. No impairments of intangibles, including trademarks and goodwill, were recorded in 2020, 2019 or 2018.

Current accounting guidance provides entities an option of performing a qualitative assessment (a "step-zero" test) before performing a quantitative analysis. If the entity determines, on the basis of certain qualitative factors, that it is more-likely-than-not that the intangibles (goodwill and certain trademarks) are not impaired, the entity would not need to proceed to the two step impairment testing process (quantitative analysis) as prescribed in the guidance. During fourth quarter 2020 and 2019, the Company performed a “step zero” test of its goodwill and certain trademarks, and concluded that there was no impairment based on this guidance. For the fair value assessment of certain trademarks where the “step-zero” analysis was not considered appropriate, impairment testing was performed in fourth quarter 2020 and 2019 using discounted cash flows and estimated royalty rates. For these trademarks, holding all other assumptions constant at the test date in 2020, a 100 basis point increase in the discount rate or a 100 basis point decrease in the royalty rate would reduce the fair value of these trademarks by approximately 18% and 10%, respectively. Individually, a 100 point increase in the discount rate or a 100 point decrease in the royalty rate would not result in a potential impairment as of December 31, 2020.

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

VEBA trust:

The Company maintains a VEBA trust managed and controlled by the Company, to fund the estimated future costs of certain employee health, welfare and other benefits. The Company made a $20,024 contribution to the VEBA trust in 2017 but no contributions were made to the trust in 2020, 2019 or 2018. The Company will be using the VEBA trust funds to pay the actual cost of such benefits through 2022. At December 31, 2020 and 2019, the VEBA trust held $8,272 and $12,085, respectively, of aggregate cash and cash equivalents. This asset value is included in prepaid expenses and long-term other assets in the Company’s Consolidated Statement of Financial Position. These assets are categorized as Level 1 within the fair value hierarchy.

Bank loans:

Bank loans consist of short term (less than 120 days) borrowings by the Company’s Spanish subsidiary that are held by international banks. The weighted-average interest rate as of December 31, 2020 and 2019 was 3.0% and 3.0%, respectively.

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

In August 2018, the FASB issued ASU 2018-14, (ASC Subtopic 715-20) which expands disclosure requirements for employer sponsored defined benefit pension and other retirement plans. The Company adopted ASU 2018-14 on January 1, 2020 because this ASU affects the Company’s post-retirement health benefits plan (see Note 7). The adoption of the new accounting rules did not have a material impact on the Company’s consolidated financial statements.

Recently issued accounting pronouncements - not yet adopted:

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

In March 2020, the FASB issued ASU 2020-04 which provides optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is currently evaluating our contracts and the optional expedients provided by the new standard.

NOTE 2—ACCRUED LIABILITIES:

Accrued liabilities are comprised of the following:

	December 31,
	2020	2019
Compensation	$8,135	$10,575
Other employee benefits	8,841	7,509
Taxes, other than income	3,169	3,170
Advertising and promotions	18,455	14,421
Other	6,499	5,936
	$45,099	$41,611

NOTE 3—INDUSTRIAL DEVELOPMENT BONDS:

Industrial development bonds are due in 2027. The average floating interest rate, which is reset weekly, was 0.7% and 1.6% in 2020 and 2019, respectively. See Note 10 of the Company’s Notes to Consolidated Financial Statements for fair value disclosures.

NOTE 4—INCOME TAXES:

The domestic and foreign components of pretax income are as follows:

	2020	2019	2018
Domestic	$69,211	$74,978	$66,253
Foreign	7,051	10,426	6,953
	$76,262	$85,404	$73,206

The provision for income taxes is comprised of the following:

	2020	2019	2018
Current:
Federal	$14,831	$15,133	$12,414
Foreign	1,029	—	—
State	1,763	2,942	1,421
	17,623	18,075	13,835
Deferred:
Federal	(1,006)	(543)	(577)
Foreign	1,316	2,422	2,685
State	(645)	611	458
	(335)	2,490	2,566
	$17,288	$20,565	$16,401

Significant components of the Company’s net deferred tax liability at year end were as follows:

	December 31,
	2020	2019
Deferred tax assets:
Accrued customer promotions	$1,506	$198
Deferred compensation	18,501	19,432
Postretirement benefits	3,355	3,439
Other accrued expenses	3,078	3,979
Foreign subsidiary tax loss carry forward	4,508	4,584
Outside basis difference in foreign subsidiary	365	365
Deductible state tax depreciation	471	512
Tax credit carry forward	3,288	3,059
	35,072	35,568
Valuation allowances	(5,593)	(4,985)
Total deferred tax assets	$29,479	$30,583
Deferred tax liabilities:
Depreciation	$22,192	$23,375
Deductible goodwill and trademarks	37,348	36,591
Accrued export company commissions	4,508	4,367
Employee benefit plans	1,767	2,700
Inventory reserves	1,994	2,526
Prepaid insurance	569	710
Unrealized capital gains	2,515	1,362
Deferred foreign exchange gain	179	260
Deferred gain on sale of real estate	5,269	5,298
Total deferred tax liabilities	$76,341	$77,189
Net deferred tax liability	$46,862	$46,606

At December 31, 2020, the Company has benefits related to state tax credit carry-forwards expiring by year as follows: $495 in 2020, $771 in 2021, $221 in 2023, $253 in 2024, $50 in 2028, $131 in 2029, $213 in 2030, $225 in 2031, $238 in 2032, $211 in 2033 and $234 in 2034. The Company expects that not all the credits will be utilized before their expiration and has provided a valuation allowance for the expired amounts. Such valuation allowances were $837 and $770 at December 31, 2020 and 2019, respectively.

At December 31, 2020, the amounts of the Company’s Spanish subsidiary loss carry-forwards expiring by year are as follows: $306 in 2026, $65 in 2027, $194 in 2028, $111 in 2029, $335 in 2030, $447 in 2031, $337 in 2032, $136 in 2033, $470 in 2034, $594 in 2035, $863 in 2036, $440 in 2037 and $210 in 2038. A full valuation allowance has been provided for these Spanish loss carry-forwards as the Company expects that the losses will not be utilized before their expiration.

The effective income tax rate differs from the statutory rate as follows:

	2020	2019	2018
U.S. statutory rate	21.0%	21.0%	21.0%
State income taxes, net	2.1	2.2	2.2
Exempt municipal bond interest	—	(0.1)	(0.1)
Foreign income tax rates	1.0	(0.1)	0.5
Income tax credits and adjustments	(1.4)	0.5	—
Adjustment of deferred tax balances	(0.2)	—	0.1
Reserve for uncertain tax benefits	(0.8)	0.4	(1.0)
Other, net	1.0	0.2	(0.3)
Effective income tax rate	22.7%	24.1%	22.4%

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

At December 31, 2020 and 2019, the Company had unrecognized tax benefits of $3,011 and $3,678, respectively. Included in this balance is $1,468 and $2,012, respectively, of unrecognized tax benefits that, if recognized, would favorably affect the annual effective income tax rate. As of December 31, 2020 and 2019, $340 and $562, respectively, of interest and penalties were included in the liability for uncertain tax positions.

A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows:

	2020	2019	2018
Unrecognized tax benefits at January 1	$3,678	$3,339	$4,342
Increases in tax positions for the current year	377	1,164	448
Reductions in tax positions for lapse of statute of limitations	(501)	(576)	(751)
Reductions in tax positions for settlements and payments	(308)	(249)	—
Increases (decreases) in prior period unrecognized tax benefits due to change in judgment	(235)	—	(700)
Unrecognized tax benefits at December 31	$3,011	$3,678	$3,339

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes on the Consolidated Statements of Earnings and Retained Earnings.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions, primarily Canada and Mexico. The Company generally remains subject to examination by U.S. federal, state and foreign tax authorities for the years 2017 through 2019. With few exceptions, the Company is no longer subject to examinations by tax authorities for the years 2016 and prior.

NOTE 5—SHARE CAPITAL AND CAPITAL IN EXCESS OF PAR VALUE:

							Capital in
			Class B				Excess
	Common Stock		Common Stock		Treasury Stock		of Par
	Shares	Amount	Shares	Amount	Shares	Amount	Value
	(000’s)		(000’s)		(000’s)
Balance at January 1, 2018	37,960	$26,361	24,891	$17,285	85	$(1,992)	$656,752
Issuance of 3% stock dividend	1,125	781	746	519	3	—	58,688
Conversion of Class B common shares to common shares	53	37	(53)	(37)	—	—	—
Purchase and retirement of common shares	(594)	(412)	—	—	—	—	(18,905)
Balance at December 31, 2018	38,544	26,767	25,584	17,767	88	(1,992)	696,535
Issuance of 3% stock dividend	1,150	798	768	532	2	—	32,999
Conversion of Class B common shares to common shares	65	45	(65)	(45)	—	—	—
Purchase and retirement of common shares	(923)	(641)	—	—	—	—	(33,475)
Balance at December 31, 2019	38,836	26,969	26,287	18,254	90	(1,992)	696,059
Issuance of 3% stock dividend	1,157	804	787	547	3	—	42,244
Conversion of Class B common shares to common shares	62	43	(62)	(43)	—	—	—
Purchase and retirement of common shares	(982)	(682)	—	—	—	—	(31,373)
Balance at December 31, 2020	39,073	$27,134	27,012	$18,758	93	$(1,992)	$706,930

Average shares outstanding and all per share amounts included in the financial statements and notes thereto have been adjusted retroactively to reflect annual three percent stock dividends.

While the Company does not have a formal or publicly announced Company common stock purchase program, the Company’s board of directors periodically authorizes a dollar amount for such share purchases.

Based upon this policy, shares were purchased and retired as follows:

	Total Number of Shares
Year	Purchased (000’s)	Average Price Paid Per Share
2020	982	$32.59
2019	923	$36.93
2018	594	$32.48

NOTE 6—OTHER INCOME, NET:

Other income, net is comprised of the following:

	2020	2019	2018
Interest and dividend income	$4,005	$4,423	$3,535
Gains (losses) on trading securities relating to deferred compensation plans	12,519	11,292	(1,103)
Interest expense	(164)	(220)	(181)
Foreign exchange gains (losses)	534	(533)	(659)
Capital gains (losses)	(6)	22	(11)
Miscellaneous, net	1,130	1,206	1,143
	$18,018	$16,190	$2,724

NOTE 7—EMPLOYEE BENEFIT PLANS:

Pension plans:

The Company sponsors a defined contribution pension plan covering certain non-union employees with over one year of credited service. The Company’s policy is to fund pension costs accrued based on compensation levels. Total expense for this plan for 2020, 2019 and 2018 approximated $2,722, $3,114 and $2,988, respectively, for this defined contribution plan. The Company also maintains certain profit sharing and retirement savings-investment plans. Company contributions in 2020, 2019 and 2018 to these plans were $2,766, $2,858 and $2,734 respectively.

The Company also contributes to a multi-employer defined benefit pension plan for certain of its union employees under a collective bargaining agreement which is as follows:

Plan name: Bakery and Confectionery Union and Industry International Pension Fund

Employer Identification Number and plan number: 52-6118572, plan number 001

Funded Status as of the most recent year available: 50.40% funded as of January 1, 2019

The Company’s contributions to such plan: $2,850, $2,943 and $2,836 in 2020, 2019 and 2018, respectively

Plan status: Critical and declining as of December 31, 2019 (most recent date information is available)

Beginning in 2012, the Company received periodic notices from the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union  Pension Plan (Plan), a multi-employer defined benefit pension plan for certain Company union employees, that the Plan’s actuary certified the Plan to be in “critical status”, as defined by the Pension Protection Act (PPA) and the Pension Benefit Guaranty Corporation (PBGC); and that a plan of rehabilitation was adopted by the trustees of the Plan in 2012. Beginning in 2015, the Company received new annual notices that the Plan was reclassified to “critical and declining status”, as defined by the PPA and PBGC, for the plan year beginning January 1, 2015. A designation of “critical and declining status” implies that the Plan is expected to become insolvent in the next 20 years. In 2016, the Company received new notices that the Plan’s trustees adopted an updated Rehabilitation Plan effective January 1, 2016, and all annual notices through 2020 have continued to classify the Plan in the “critical and declining status” category.

The Company has been advised that its withdrawal liability would have been $99,300, $99,800 and $81,600 if it had withdrawn from the Plan during 2020, 2019 and 2018, respectively. Should the Company actually withdraw from the Plan at a future date, a withdrawal liability, which could be higher than the above discussed amounts, could be payable to the Plan.

The amended rehabilitation plan, which continues, requires that employer contributions include 5% compounded annual surcharge increases each year for an unspecified period of time beginning January 2013 (in addition to the 5% interim surcharge initiated in 2012) as well as certain plan benefit reductions. In fourth quarter 2020, the Plan Trustees advised the Company that the surcharges would no longer increase and therefore be “frozen” at the rates and amounts in effect as of December 31, 2020 provided that the local bargaining union and the Company executed a formal consenting agreement by March 31, 2021. Subsequent to December 31, 2020, the local bargaining union and the Company executed this agreement which resulted in the “freezing” of such surcharges as of December 31, 2020. The Company’s pension expense for this Plan for 2020, 2019 and 2018 was $2,866, $2,961 and $2,836, respectively. The aforementioned expense includes surcharges of $1,010, $948 and $811 in 2020, 2019 and 2018, respectively, as required under the plan of rehabilitation as amended.

The Company is currently unable to determine the ultimate outcome of the above discussed matter and therefore is unable to determine the effects on its consolidated financial statements, but the ultimate outcome or the effects of any modifications to the current rehabilitation plan could be material to its consolidated results of operations or cash flows in one or more future periods.

Deferred compensation:

The Company sponsors three deferred compensation plans for selected executives and other employees: (i) the Excess Benefit Plan, which restores retirement benefits lost due to IRS limitations on contributions to tax-qualified plans, (ii) the Supplemental Plan, which allows eligible employees to defer the receipt of eligible compensation until designated future dates and (iii) the Career Achievement Plan, which provides a deferred annual incentive award to selected executives. Participants in these plans earn a return on amounts due them based on several investment options, which mirror returns on underlying investments (primarily mutual funds). The Company economically hedges its obligations under the plans by investing in the actual underlying investments. These investments are classified as trading securities and are carried at fair value. At December 31, 2020 and 2019, these investments totaled $73,828 and $76,183, respectively. All gains and losses and related investment income from these investments, which are recorded in other income, net, are equally offset by corresponding increases and decreases in the Company’s deferred compensation liabilities.

Postretirement health care benefit plans:

The Company maintains a post-retirement health benefits plan for a group of “grandfathered” corporate employees. The plan as amended in 2013, generally limited future annual cost increases in health benefits to 3%, restricted this benefit to current employees and retirees with long-term service with the Company, and eliminated all post-retirement benefits for future employees effective April 1, 2014. Post-retirement benefits liabilities (as amended) were $13,487and $13,743 at December 31, 2020 and 2019, respectively.

Amounts recognized in accumulated other comprehensive loss (pre-tax) at December 31, 2020 are as follows:

Prior service credit	$(1,840)
Net actuarial gain	(1,196)
Net amount recognized in accumulated other comprehensive loss	$(3,036)

The changes in the accumulated postretirement benefit obligation at December 31, 2020 and 2019 consist of the following:

	December 31,
	2020	2019
Benefit obligation, beginning of year	$13,743	$12,451
Service cost	288	270
Interest cost	403	499
Actuarial (gain)/loss	(510)	922
Benefits paid	(437)	(399)
Benefit obligation, end of year	$13,487	$13,743

The actuarial (gain) in 2020 is attributable to updated participation rates and participant spending as well as mortality table projections partially offset by an actuarial loss due to the decrease in discount rate for the year ended December 31, 2020. The actuarial loss in 2019 is attributable to a decrease in the discount rate partially offset by a change in the mortality table for year ended December 31, 2019.

Net periodic postretirement benefit cost (income) included the following components:

	2020	2019	2018
Service cost—benefits attributed to service during the period	$288	$270	$337
Interest cost on the accumulated postretirement benefit obligation	403	499	455
Net amortization	(1,349)	(1,522)	(1,324)
Net periodic postretirement benefit cost (income)	$(658)	$(753)	$(532)

The Company estimates future benefit payments will be $544, $564, $590, $614 and $634 in 2021 through 2025, respectively, and a total of $3,417 in 2026 through 2030.

NOTE 8—COMMITMENTS:

Lease expense aggregated $942, $1,032 and $793 in 2020, 2019 and 2018, respectively. Future operating lease commitments are as follows: $717, $137, and $4 in 2021, 2022 and 2023, respectively.

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

The following geographic data includes net product sales summarized on the basis of the customer location and long-lived assets based on their physical location:

	2020	2019	2018
Net product sales:
United States	$431,024	$478,790	$471,561
Canada, Mexico and Other	36,403	44,826	43,690
	$467,427	$523,616	$515,251
Long-lived assets:
United States	$155,664	$155,428	$151,770
Canada	28,765	30,412	31,843
Mexico and Other	2,899	2,615	2,488
	$187,328	$188,455	$186,101

Sales revenues from Wal-Mart Stores, Inc. aggregated approximately 23.5%, 24.2%, and 24.1% of net product sales during the year ended December 31, 2020, 2019 and 2018, respectively. Sales revenues from Dollar Tree, Inc. (which includes Family Dollar which was acquired by Dollar Tree) aggregated approximately 11.7%, 11.3%, and 11.2% of net product sales during the year ended December 31, 2020, 2019 and 2018, respectively. Some of the aforementioned sales to Wal-Mart and Dollar Tree are sold to McLane Company, a large national grocery wholesaler, which services and delivers certain of the Company’s products to Wal-Mart, Dollar Tree and other retailers in the U.S.A. Net product sales revenues from McLane, which includes these Wal-Mart and Dollar Tree sales as well as sales and deliveries to other Company customers, were 22.1% in 2020 and 17.7% in 2019 and 17.4% in 2018. At December 31, 2020 and 2019, the Company’s three largest customers discussed above accounted for approximately 21% and 30% of total accounts receivable, respectively.

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

As of December 31, 2020 and 2019, the Company held certain financial assets that are required to be measured at fair value on a recurring basis. These include derivative hedging instruments related to the foreign currency forward contracts and purchase of certain raw materials, investments in trading securities and available for sale securities. The Company’s available for sale and trading securities principally consist of corporate bonds and variable rate demand notes.

The following tables present information about the Company’s financial assets and liabilities measured at fair value as of December 31, 2020 and 2019, and indicate the fair value hierarchy and the valuation techniques utilized by the Company to determine such fair value:

	Estimated Fair Value December 31, 2020
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and equivalents	$166,841	$166,841	$—	$—
Available for sale securities	188,282	3,149	185,133	—
Foreign currency forward contracts	778	—	778	—
Commodity futures contracts, net	941	941	—	—
Trading securities	73,828	61,431	12,397	—
Total assets measured at fair value	$430,670	$232,362	$198,308	$—

	Estimated Fair Value December 31, 2019
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and equivalents	$138,960	$138,960	$—	$—
Available for sale securities	177,292	3,588	173,704	—
Foreign currency forward contracts	14	—	14	—
Commodity futures contracts, net	121	121	—	—
Trading securities	76,183	48,260	27,923	—
Total assets measured at fair value	$392,570	$190,929	$201,641	$—

Available for sale securities which utilize Level 2 inputs consist primarily of corporate bonds and variable rate demand notes, which are valued based on quoted market prices or alternative pricing sources with reasonable levels of price transparency.

A summary of the aggregate fair value, gross unrealized gains, gross unrealized losses, realized losses and amortized cost basis of the Company’s investment portfolio by major security type is as follows:

	December 31, 2020
	Amortized	Fair	Unrealized		Realized
Available for Sale:	Cost	Value	Gains	Losses	Losses
Municipal bonds	$556	$561	$5	$—	$—
Variable rate demand notes	1,300	1,300	—	—	—
Corporate bonds	174,835	177,229	2,394	—	—
Government securities	3,049	3,149	100	—	—
Certificates of deposit	5,915	6,043	128	—	—
	$185,655	$188,282	$2,627	$—	$—

	December 31, 2019
	Amortized	Fair	Unrealized		Realized
Available for Sale:	Cost	Value	Gains	Losses	Losses
Municipal bonds	$—	$—	$—	$—	$—
Variable rate demand notes	25,845	25,845	—	—	—
Corporate bonds	139,803	140,797	994	—	—
Government securities	3,503	3,588	85	—	—
Certificates of deposit	6,978	7,062	84	—	—
	$176,129	$177,292	$1,163	$—	$—

The fair value of the Company’s industrial revenue development bonds at December 31, 2020 and 2019 were valued using Level 2 inputs which approximates the carrying value of $7,500 for both periods. Interest rates on these bonds reset weekly based on current market conditions.

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

Changes in the fair value of the Company’s cash flow hedges are recorded in accumulated other comprehensive loss, net of tax, and are reclassified to earnings in the periods in which earnings are affected by the hedged item. Substantially all amounts reported in accumulated other comprehensive loss for commodity derivatives are expected to be reclassified to cost of goods sold. Approximately $941 of this accumulated comprehensive gain is expected to be charged to earnings in 2021. Approximately $390 and $388 in accumulated other comprehensive gain for foreign currency derivatives is expected to be reclassified to other income, net in 2021 and 2022, respectively.

The following table summarizes the Company’s outstanding derivative contracts and their effects on its Consolidated Statements of Financial Position at December 31, 2020 and 2019:

	December 31, 2020
	Notional
	Amounts	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign currency forward contracts	$6,391	$778	$—
Commodity futures contracts	4,010	941	—
Total derivatives		$1,719	$—

	December 31, 2019
	Notional
	Amounts	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign currency forward contracts	$5,533	$14	$—
Commodity futures contracts	7,147	205	(84)
Total derivatives		$219	$(84)

The effects of derivative instruments on the Company’s Consolidated Statement of Earnings, Comprehensive Earnings and Retained Earnings for year ended December 31, 2019 and 2018 are as follows:

	For Year Ended December 31, 2020
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings
Foreign currency forward contracts	$686	$(78)	$—
Commodity futures contracts	573	(247)	—
Total	$1,259	$(325)	$—

	For Year Ended December 31, 2019
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings
Foreign currency forward contracts	$359	$(62)	$—
Commodity futures contracts	92	(615)	—
Total	$451	$(677)	$—

NOTE 12—ACCUMULATED OTHER COMPREHENSIVE LOSS:

The following table sets forth information with respect to accumulated other comprehensive earnings (loss):

						Accumulated
	Foreign		Foreign		Postretirement	Other
	Currency		Currency	Commodity	and Pension	Comprehensive
	Translation	Investments	Derivatives	Derivatives	Benefits	Earnings (Loss)
Balance at December 31, 2018	$(24,159)	$(1,516)	$(309)	$(444)	$4,206	$(22,222)
Other comprehensive earnings (loss) before reclassifications	791	2,372	272	70	(914)	2,591
Reclassifications from accumulated other comprehensive loss	—	26	47	466	(1,153)	(614)
Other comprehensive earnings (loss) net of tax	791	2,398	319	536	(2,067)	1,977
Balance at December 31, 2019	$(23,368)	$882	$10	$92	$2,139	$(20,245)
Other comprehensive earnings (loss) before reclassifications	(1,213)	1,110	520	434	356	1,207
Reclassifications from accumulated other comprehensive loss	—	—	59	187	(1,023)	(777)
Other comprehensive earnings (loss) net of tax	(1,213)	1,110	579	621	(667)	430
Balance at December 31, 2020	$(24,581)	$1,992	$589	$713	$1,472	$(19,815)

The amounts reclassified from accumulated other comprehensive income (loss) consisted of the following:

Details about Accumulated Other	Year to Date Ended
Comprehensive Income Components	December 31, 2020	December 31, 2019	Location of (Gain) Loss Recognized in Earnings
Investments	$-	$34	Other income, net
Foreign currency derivatives	78	62	Other income, net
Commodity derivatives	247	615	Product cost of goods sold
Postretirement and pension benefits	(1,350)	(1,522)	Other income, net
Total before tax	(1,025)	(811)
Tax expense (benefit)	248	197
Net of tax	$(777)	$(614)

NOTE 13—GOODWILL AND INTANGIBLE ASSETS:

All of the Company’s intangible indefinite-lived assets are trademarks.

The changes in the carrying amount of trademarks for 2020 and 2019 were as follows:

	2020	2019
Original cost	$193,767	$193,767
Accumulated impairment losses as of January 1	(18,743)	(18,743)
Balance at January 1	$175,024	$175,024
Current year impairment losses	—	—
Balance at December 31	$175,024	$175,024
Accumulated impairment losses as of December 31	$(18,743)	$(18,743)

The fair value of indefinite-lived intangible assets was primarily assessed using the present value of estimated future cash flows and relief-from-royalty method.

The Company has no accumulated impairment losses of goodwill.

Note 14 — LEASES:

The Company leases certain buildings, land and equipment that are classified as operating leases. These leases have remaining lease terms of up to approximately 3 years. In the fourth quarter and twelve months of 2020 and 2019, operating lease cost and cash paid for operating lease liabilities totaled $271 and $258, respectively, and $1,023 and $1,004, respectively, which is classified in cash flows from operating activities. As of December 31, 2020 and 2019, operating lease right-of-use assets and operating lease liabilities were both $858 and $1,580, respectively. The weighted-average remaining lease term related to these operating leases was approximately 0.7 years and 1.6 years as of December 31, 2020 and 2019, respectively. The weighted-average discount rate related to the Company’s operating leases was 3.0% and 3.1% as of December 31, 2020 and 2019, respectively. Maturities of operating lease liabilities at December 31, 2020 are as follows: $717 in 2021, $137 in 2022, and $4 in 2023.

The Company, as lessor, rents certain commercial real estate to third party lessees. The December 31, 2020 and 2019 cost related to these leased properties was $51,426 and $36,378, respectively, and the accumulated depreciation related to these leased properties was $14,784 and $10,252, respectively. Terms of certain such leases, including renewal options, may be extended for up to approximately sixty years, many of which provide for periodic adjustment of rent payments based on changes in consumer or other price indices. The Company recognizes lease income on a straight-line basis over the lease term. Lease income in fourth quarter and twelve months 2020 and 2019 was $863 and $718, respectively, and $3,191 and $2,951, respectively, and is classified in cash flows from operating activities.

NOTE 15—QUARTERLY FINANCIAL DATA (UNAUDITED):

	(Thousands of dollars except per share data)
	First	Second	Third	Fourth	Year
2020
Net product sales	$102,803	$79,796	$156,962	$127,866	$467,427
Product gross margin	36,360	29,417	57,775	44,165	167,717
Net earnings attributable to Tootsie Roll Industries, Inc.	11,982	7,388	24,673	14,952	58,995
Net earnings attributable to Tootsie Roll Industries, Inc. per share	0.18	0.11	0.37	0.23	0.89

2019
Net product sales	$101,019	$106,021	$181,913	$134,663	$523,616
Product gross margin	36,163	40,076	69,046	49,229	194,514
Net earnings attributable to Tootsie Roll Industries, Inc.	8,955	11,556	29,854	14,555	64,920
Net earnings attributable to Tootsie Roll Industries, Inc. per share	0.13	0.17	0.44	0.22	0.96

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

Internal Control over Financial Reporting

(a)	See “Management’s Report on Internal Control Over Financial Reporting,” included in Item 8 “Financial Statements and Supplementary Data,” which is incorporated herein by reference.

(b)	See “Report of Independent Registered Public Accounting Firm” included in Item 8 “Financial Statements and Supplementary Data” for the attestation report of the Company’s independent registered public accounting firm, which is incorporated herein by reference.

(c)	There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.            Other Information.

None.

PART III

ITEM 10.             Directors, Executive Officers and Corporate Governance.

See the information with respect to the Directors of the Company which is set forth in the section entitled “Election of Directors” of the 2021 Proxy Statement, which section of the 2021 Proxy Statement is incorporated herein by reference. See the information in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s 2021 Proxy Statement, which section is incorporated herein by reference.

The following table sets forth the information with respect to the executive officers of the Company:

Name	Position (1)	Age

Ellen R. Gordon*	Chairman of the Board and Chief Executive Officer	89

G. Howard Ember Jr.	Vice President/Finance	68

Stephen P. Green	Vice President/Manufacturing	62

Kenneth D Naylor	Vice President/Marketing and Sales	61

Barry P. Bowen	Treasurer	65

*      A member of the Board of Directors of the Company.

(1)	All of the above named officers have served in the positions set forth in the table as their principal occupations for more than the past five years except for Mr. Green and Mr. Naylor who were appointed to their current positions on January 16, 2017 and January 1, 2020, respectively. Previously, Mr. Green and Mr. Naylor held positions of Plant Manager and Vice President of USA Sales, respectively, during the past five-year period

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

ITEM 11.             Executive Compensation.

See the information set forth in the sections entitled “Executive Compensation” and “Director Compensation” of the Company’s 2021 Proxy Statement, which are incorporated herein by reference.

ITEM 12.             Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

For information with respect to the beneficial ownership of the Company’s common stock and Class B common stock by the beneficial owners of more than 5% of said shares and by the management of the Company, see the sections entitled “Ownership of Common Stock and Class B Common Stock by Certain Beneficial Owners” and “Ownership of Common Stock and Class B Common Stock by Management” of the 2021 Proxy Statement. These sections of the 2021 Proxy Statement are incorporated herein by reference. The Company does not have any compensation plans under which equity securities of the Company are authorized for issuance.

ITEM 13.             Certain Relationships and Related Transactions, and Director Independence.

See the section entitled “Related Person Transactions” of the 2021 Proxy Statement, which is incorporated herein by reference.

The Company’s board of directors has determined that its non-management directors, Mr. Seibert and Ms. Wardynski and Ms. Lewis-Brent, are independent under the New York Stock Exchange listing standards because they have no direct or indirect relationship with the Company other than through their service on the Board of Directors.

ITEM 14.             Principal Accounting Fees and Services.

See the section entitled “Independent Auditor Fees and Services” of the 2021 Proxy Statement, which is incorporated herein by reference.

ITEM 15.             Exhibits, Financial Statement Schedules.

(a) Financial Statements.

(1) The following financial statements are included in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Earnings and Retained Earnings for each of the three years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Comprehensive Earnings for each of the three years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Financial Position at December 31, 2020 and 2019

Consolidated Statements of Cash Flows for each of the three years ended in the period December 31, 2020, 2019 and 2018

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules.

The financial statement schedule included in this Form 10-K is Schedule II - Valuation and Qualifying Accounts and Reserves for the Year Ended December 31, 2020, 2019 and 2018 (see Schedule II immediately following ITEM 16 of this Form 10-K).

(3) Exhibits required by Item 601 of Regulation S-K:

See Index to Exhibits which appears following Financial Schedule II.

ITEM 16. Form 10-K Summary.

None.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS (in thousands)

DECEMBER 31, 2020, 2019 and 2018

		Additions
		(reductions)
	Balance at	charged		Balance at
	beginning	(credited) to		End of
Description	of year	expense	Deductions(1)	Year

2020:
Reserve for bad debts	$1,337	$123	$352	$1,108
Reserve for cash discounts	612	8,504	8,530	586
Deferred tax asset valuation	4,985	608	—	5,593
	$6,934	$9,235	$8,882	$7,287

2019:
Reserve for bad debts	$1,128	$676	$467	$1,337
Reserve for cash discounts	692	9,482	9,562	612
Deferred tax asset valuation	3,892	1,093	—	4,985
	$5,712	$11,251	$10,029	$6,934

2018:
Reserve for bad debts	$1,197	$38	$107	$1,128
Reserve for cash discounts	724	9,122	9,154	692
Deferred tax asset valuation	3,269	623	—	3,892
	$5,190	$9,783	$9,261	$5,712

(1)	Deductions against reserve for bad debts consist of accounts receivable written off net of recoveries and exchange rate movements. Deductions against reserve for cash discounts consist of allowances to customers.

INDEX TO EXHIBITS

3.1	Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.

3.2	Amendment to Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

3.3	Amended and Restated By-Laws. Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

4.1	Specimen Class B Common Stock Certificate. Incorporated by reference to Exhibit 1.1 of the Company’s Registration Statement on Form 8-A dated February 29, 1988.
4.2	Description of Common Stock.

10.1*	Excess Benefit Plan. Incorporated by reference to Exhibit 10.8.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1990.

10.2*	Amended and Restated Career Achievement Plan of the Company. Incorporated by reference to Exhibit 10.8.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

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

TOOTSIE ROLL INDUSTRIES, INC.

By:	Ellen R. Gordon
Ellen R. Gordon, Chairman of the Board of Directors and Chief Executive Officer

Date:	March 1, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Ellen R. Gordon	Chairman of the Board of Directors and Chief Executive Officer	March 1, 2021
Ellen R. Gordon	(principal executive officer)

Paula M. Wardynski	Director	March 1, 2021
Paula M. Wardynski

Lana Jane Lewis-Brent	Director	March 1, 2021
Lana Jane Lewis-Brent

Barre A. Seibert	Director	March 1, 2021
Barre A. Seibert

G. Howard Ember, Jr.	Vice President, Finance	March 1, 2021
G. Howard Ember, Jr.	(principal financial officer and principal accounting officer)