Form 10-Q
period 2021-03-31
TOOTSIE ROLL INDUSTRIES INC
filed 2021-05-05
CIK 98677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (March 31, 2021).

Class	Outstanding

Common Stock, $0.69-4/9 par value	40,002,011
Class B Common Stock, $0.69-4/9 par value	27,821,488

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, par value $0.69-4/9 per share	TR	New York Stock Exchange

TOOTSIE ROLL INDUSTRIES, INC.

MARCH 31, 2021

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See “Forward-Looking Statements” under Part I — Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands) (Unaudited)

	March 31, 2021	December 31, 2020	March 31, 2020

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$136,291	$166,841	$139,067
Restricted cash	399	415	373
Investments	42,396	42,090	77,510
Accounts receivable trade, less allowances of $1,672, $1,694 and $1,887	34,620	41,209	36,006
Other receivables	3,183	3,894	3,446
Inventories:
Finished goods and work-in-process	42,166	35,583	46,683
Raw materials and supplies	26,111	23,996	24,974
Prepaid expenses	7,166	6,844	6,231
Total current assets	292,332	320,872	334,290

PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	21,711	21,738	21,627
Buildings	123,836	123,883	122,598
Machinery and equipment	421,364	422,506	414,526
Construction in progress	19,575	14,347	7,669
Operating lease right-of-use assets	653	858	1,388
	587,139	583,332	567,808
Less - accumulated depreciation	399,566	396,004	381,850
Net property, plant and equipment	187,573	187,328	185,958

OTHER ASSETS:
Goodwill	73,237	73,237	73,237
Trademarks	175,024	175,024	175,024
Investments	243,749	220,020	153,287
Split dollar officer life insurance	2,514	2,514	26,042
Prepaid expenses and other assets	3,557	4,525	7,555
Deferred income taxes	1,005	1,038	534
Total other assets	499,086	476,358	435,679
Total assets	$978,991	$984,558	$955,927

(The accompanying notes are an integral part of these statements.)

(in thousands except per share data) (Unaudited)

	March 31, 2021	December 31, 2020	March 31, 2020

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$14,275	$13,025	$15,991
Bank loans	965	832	781
Dividends payable	168	5,948	160
Accrued liabilities	43,421	45,099	38,424
Postretirement health care benefits	544	544	598
Operating lease liabilities	611	780	1,063
Deferred compensation	-	-	16,751
Income taxes payable	5,957	3,793	3,418
Total current liabilities	65,941	70,021	77,186

NONCURRENT LIABILITIES:
Deferred income taxes	47,636	47,900	45,755
Postretirement health care benefits	12,947	12,943	13,206
Industrial development bonds	7,500	7,500	7,500
Liability for uncertain tax positions	3,483	3,351	3,697
Operating lease liabilities	42	78	325
Deferred compensation and other liabilities	82,856	79,665	56,737
Total noncurrent liabilities	154,464	151,437	127,220

TOOTSIE ROLL INDUSTRIES, INC. SHAREHOLDERS’ EQUITY:
Common stock, $.69-4/9 par value - 120,000 shares authorized; 40,002, 39,073 and 39,769, respectively, issued	27,779	27,134	27,617
Class B common stock, $.69-4/9 par value - 40,000 shares authorized; 27,821, 27,012 and 27,037, respectively, issued	19,320	18,758	18,776
Capital in excess of par value	732,165	706,930	729,673
Retained earnings	3,121	32,312	3,197
Accumulated other comprehensive loss	(21,577)	(19,815)	(25,539)
Treasury stock (at cost) - 96, 93 and 93 shares, respectively	(1,992)	(1,992)	(1,992)
Total Tootsie Roll Industries, Inc. shareholders’ equity	758,816	763,327	751,732
Noncontrolling interests	(230)	(227)	(211)
Total equity	758,586	763,100	751,521
Total liabilities and shareholders’ equity	$978,991	$984,558	$955,927

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

EARNINGS AND RETAINED EARNINGS

(in thousands except per share amounts) (Unaudited)

	Quarter Ended
	March 31, 2021	March 31, 2020

Net product sales	$101,795	$102,803
Rental and royalty revenue	1,434	958
Total revenue	103,229	103,761
Product cost of goods sold	65,565	66,443
Rental and royalty cost	445	302
Total costs	66,010	66,745
Product gross margin	36,230	36,360
Rental and royalty gross margin	989	656
Total gross margin	37,219	37,016
Selling, marketing and administrative expenses	26,809	16,272
Earnings from operations	10,410	20,744
Other income (loss), net	3,816	(5,494)
Earnings before income taxes	14,226	15,250
Provision for income taxes	3,463	3,274
Net earnings	10,763	11,976
Less: net earnings (loss) attributable to noncontrolling interests	(4)	(6)
Net earnings attributable to Tootsie Roll Industries, Inc.	$10,767	$11,982

Net earnings attributable to Tootsie Roll Industries, Inc. per share	$0.16	$0.17
Dividends per share *	$0.09	$0.09

Average number of shares outstanding	67,852	68,845

Retained earnings at beginning of period	$32,312	$40,809
Net earnings attributable to Tootsie Roll Industries, Inc.	10,767	11,982
Cash dividends	(5,925)	(5,841)
Stock dividends	(34,033)	(43,753)
Retained earnings at end of period	$3,121	$3,197

*Does not include 3% stock dividend to shareholders of record on 3/5/21 and 3/3/20.

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS

(in thousands except per share amounts) (Unaudited)

	Quarter Ended
	March 31, 2021	March 31, 2020

Net earnings	$10,763	$11,976

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(397)	(3,674)

Pension and postretirement reclassification adjustments:
Unrealized gains (losses) for the period on postretirement and pension benefits	-	-
Less: reclassification adjustment for (gains) losses to net earnings	(351)	(338)
Unrealized gains (losses) on postretirement and pension benefits	(351)	(338)

Investments:
Unrealized gains (losses) for the period on investments	(1,155)	(1,091)
Less: reclassification adjustment for (gains) losses to net earnings	-	-
Unrealized gains (losses) on investments	(1,155)	(1,091)

Derivatives:
Unrealized gains (losses) for the period on derivatives	476	(961)
Less: reclassification adjustment for (gains) losses to net earnings	(771)	253
Unrealized gains (losses) on derivatives	(295)	(708)

Total other comprehensive income (loss), before tax	(2,198)	(5,811)
Income tax benefit (expense) related to items of other comprehensive income	436	517
Total comprehensive earnings	9,001	6,682
Comprehensive earnings (loss) attributable to noncontrolling interests	(4)	(6)
Total comprehensive earnings attributable to Tootsie Roll Industries, Inc.	$9,005	$6,688

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Quarter Ended
	March 31, 2021	March 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$10,763	$11,976
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation	4,365	4,647
Deferred income taxes	174	(1,013)
Amortization of marketable security premiums	739	217
Changes in operating assets and liabilities:
Accounts receivable	6,326	8,205
Other receivables	487	(197)
Inventories	(8,883)	(13,676)
Prepaid expenses and other assets	572	172
Accounts payable and accrued liabilities	(1,204)	1,422
Income taxes payable	2,295	2,983
Postretirement health care benefits	(347)	(276)
Deferred compensation and other liabilities	50	121
Net cash provided by operating activities	15,337	14,581
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,787)	(3,737)
Purchases of trading securities	(1,835)	(2,287)
Sales of trading securities	582	380
Purchase of available for sale securities	(30,031)	(21,312)
Sale and maturity of available for sale securities	8,543	35,217
Net cash from (used in) investing activities	(26,528)	8,261
CASH FLOWS FROM FINANCING ACTIVITIES:
Shares purchased and retired	(7,423)	(8,809)
Dividends paid in cash	(11,874)	(11,703)
Proceeds from bank loans	1,070	928
Repayment of bank loans	(896)	(880)
Net cash used in financing activities	(19,123)	(20,464)
Effect of exchange rate changes on cash	(252)	(2,278)
Increase (Decrease) in cash and cash equivalents	(30,566)	100
Cash, cash equivalents and restricted cash at beginning of year	167,256	139,340
Cash, cash equivalents and restricted cash at end of quarter	$136,690	$139,440
Supplemental cash flow information:
Income taxes paid/(received), net	$1,233	$794
Interest paid	$2	$23
Stock dividend issued	$64,667	$63,402

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(in thousands except per share amounts) (Unaudited)

Note 1 — Significant Accounting Policies

General Information

Foregoing data has been prepared from the unaudited financial records of Tootsie Roll Industries, Inc. (the “Company”) and in the opinion of Management all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the interim period have been reflected. Certain amounts previously reported have been reclassified to conform to the current year presentation. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”).

Results of operations for the period ended March 31, 2021 are not necessarily indicative of results to be expected for the year to end December 31, 2021 because of the seasonal nature of the Company’s operations. Historically, the third quarter has been the Company’s largest net product sales quarter due to pre-Halloween net product sales.

On March 11, 2020, the World Health Organization designated the recent novel coronavirus ("COVID-19") as a global pandemic. The Company continues to actively monitor COVID-19 and its potential impact on our operations and financial results. The impact that COVID-19 will have on our consolidated financial statements throughout 2021 and beyond remains uncertain and ultimately will be dictated by the length and severity of the pandemic and Covid-19 variants, the pace of the “reopening” of the economy and economic recovery, and federal, state, local and foreign government actions taken in response. The effects of Covid-19 pandemic are unprecedented, and therefore the Company is unable to determine its effects on its net product sales and net earnings for the balance of 2021 and beyond.

Revenue Recognition

The Company’s revenues, primarily net product sales, principally result from the sale of goods, reflect the consideration to which the Company expects to be entitled generally based on customer purchase orders. The Company records revenue based on a five-step model in accordance with Accounting Standards Codification ("ASC") Topic 606 which became effective January 1, 2018. Adjustments for estimated customer cash discounts upon payment, discounts for price adjustments, product returns, allowances, and certain advertising and promotional costs, including consumer coupons, are variable consideration and are recorded as a reduction of net product sales revenue in the same period the related net product sales are recorded. Such estimates are calculated using historical averages adjusted for any expected changes due to current business conditions and experience. A net product sale is recorded when the Company delivers the product to the customer, or in certain instances, the customer picks up the goods at the Company’s distribution center, and thereby obtains control of such product. Amounts billed and due from our customers are classified as accounts receivable trade on the balance sheet and require payment on a short-term basis. Accounts receivable trade are unsecured. Shipping and handling costs of $10,139 and $10,672 in first quarter 2021 and 2020, respectively, are included in selling, marketing and administrative expenses. A minor amount of royalty income (less than 0.2% of our consolidated net product sales) is also recognized from sales-based licensing arrangements, pursuant to which revenue is recognized as the third-party licensee sales occur. Rental income (approximately 1% of our consolidated net product sales) is not considered revenue from contracts from customers.

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

Recently Adopted Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04 which provides optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. In January 2021, the FASB issued ASU 2021-1 which clarified the scope of ASU 2020-04. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company adopted ASU 2020-04 and ASU 2021-1in first quarter 2021. The adoption of these ASU’s did not have a material impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12 which is designed to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. ASU No. 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2019-12 in first quarter 2021. The adoption of the ASU did not have a material impact on the Company’s consolidated financial statements.

Note 2 — Average Shares Outstanding

The average number of shares outstanding for first quarter 2021 reflects aggregate stock purchases of 234 shares for $7,423 and a 3% stock dividend of 1,970 shares distributed on April 2, 2021. The average number of shares outstanding for first quarter 2020 reflects aggregate stock purchases of 260 shares for $8,809 and a 3% stock dividend of 1,942 shares distributed on April 3, 2020.

Note 3 — Income Taxes

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company remains subject to examination by U.S. federal and state and foreign tax authorities for the years 2017 through 2019. The Company’s consolidated effective income tax rate was 24.3% and 21.5% in first quarter 2021 and 2020, respectively.

NOTE 4—Share Capital and Capital In Excess of Par Value:

							Capital in
			Class B				Excess
	Common Stock		Common Stock		Treasury Stock		of Par
	Shares	Amount	Shares	Amount	Shares	Amount	Value
	(000’s)		(000’s)		(000’s)
Balance at December 31, 2020	39,073	$27,134	27,012	$18,758	93	$(1,992)	$706,930
Issuance of 3% stock dividend	1,163	808	809	562	3	—	32,495
Conversion of Class B common shares to common shares	—	—	—	—	—	—	—
Purchase and retirement of common shares and other	(234)	(163)	—	—	—	—	(7,260)
Balance at March 31, 2021	40,002	$27,779	27,821	$19,320	96	$(1,992)	$732,165

Balance at December 31, 2019	38,836	$26,969	26,287	$18,254	90	$(1,992)	$696,059
Issuance of 3% stock dividend	1,157	803	786	547	3	—	42,243
Conversion of Class B common shares to common shares	36	25	(36)	(25)	—	—	—
Purchase and retirement of common shares and other	(260)	(180)	—	—	—	—	(8,629)
Balance at March 31, 2020	39,769	$27,617	27,037	$18,776	93	$(1,992)	$729,673

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

As of March 31, 2021, December 31, 2020 and March 31, 2020, the Company held certain financial assets that are required to be measured at fair value on a recurring basis. These included derivative hedging instruments related to the purchase of certain raw materials and foreign currencies, investments in trading securities and available for sale securities. The Company’s available for sale securities principally consist of corporate bonds.

The following table presents information about the Company’s financial assets and liabilities measured at fair value as of March 31, 2021, December 31, 2020 and March 31, 2020 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Estimated Fair Value March 31, 2021
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$136,291	$136,291	$-	$-
Available for sale securities	207,874	3,144	204,730	-
Foreign currency forward contracts	755	-	755	-
Commodity futures contracts	670	670	-	-
Trading securities	78,271	65,532	12,739	-
Total assets measured at fair value	$423,861	$205,637	$218,224	$-

	Estimated Fair Value December 31, 2020
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$166,841	$166,841	$-	$-
Available for sale securities	188,282	3,149	185,133	-
Foreign currency forward contracts	778	-	778	-
Commodity futures contracts, net	941	941	-	-
Trading securities	73,828	61,431	12,397	-
Total assets measured at fair value	$430,670	$232,362	$198,308	$-

	Estimated Fair Value March 31, 2020
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$139,067	$139,067	$-	$-
Available for sale securities	162,080	3,441	158,639	-
Foreign currency forward contracts	(93)	-	(93)	-
Commodity futures contracts	(480)	(480)	-	-
Trading securities	68,717	41,692	27,025	-
Total assets measured at fair value	$369,291	$183,720	$185,571	$-

The fair value of the Company’s industrial revenue development bonds at March 31, 2021, December 31, 2020 and March 31, 2020 were valued using Level 2 inputs which approximates the carrying value of $7,500 for the respective periods. Interest rates on these bonds are reset weekly based on current market conditions.

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

Changes in the fair value of the Company’s cash flow hedges are recorded in accumulated other comprehensive loss, net of tax, and are reclassified to earnings in the periods in which earnings are affected by the hedged item. Substantially all amounts reported in accumulated other comprehensive loss for commodity derivatives are expected to be reclassified to cost of goods sold. Approximately $670 of this accumulated comprehensive gain is expected to be reclassified to earnings in 2021. Approximately $324 and $431 reported in accumulated other comprehensive gain for foreign currency derivatives are expected to be reclassified to other income, net in 2021and 2022, respectively.

The following table summarizes the Company’s outstanding derivative contracts and their effects on its Condensed Consolidated Statements of Financial Position at March 31, 2021, December 31, 2020 and March 31, 2020:

	March 31, 2021
	Notional
	Amounts	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign currency forward contracts	$5,593	$755	$-
Commodity futures contracts	4,362	675	(5)
Total derivatives		$1,430	$(5)

	December 31, 2020
	Notional
	Amounts	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign currency forward contracts	$6,391	$778	$—
Commodity futures contracts	4,010	941	—
Total derivatives		$1,719	$-

	March 31, 2020
	Notional
	Amounts	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign currency forward contracts	$11,342	$117	$(210)
Commodity futures contracts	3,955	1	(481)
Total derivatives		$118	$(691)

The effects of derivative instruments on the Company’s Condensed Consolidated Statements of Earnings and Retained Earnings and the Condensed Consolidated Statements of Comprehensive Earnings for periods ended March 31, 2021 and March 31, 2020 are as follows:

	For Quarter Ended March 31, 2021
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$79	$103	$-
Commodity futures contracts	397	668	-
Total	$476	$771	$-

	For Quarter Ended March 31, 2020
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$(205)	$(98)	$-
Commodity futures contracts	(756)	(155)	-
Total	$(961)	$(253)	$-

Note 7 — Pension Plans

Beginning in 2012, the Company received periodic notices from the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union  Pension Plan (Plan), a multi-employer defined benefit pension plan for certain Company union employees, that the Plan’s actuary certified the Plan to be in “critical status”, as defined by the Pension Protection Act (PPA) and the Pension Benefit Guaranty Corporation (PBGC); and that a plan of rehabilitation was adopted by the trustees of the Plan in 2012. Beginning in 2015, the Company received new annual notices that the Plan was reclassified to “critical and declining status”, as defined by the PPA and PBGC, for the plan year beginning January 1, 2015. A designation of “critical and declining status” implies that the Plan is expected to become insolvent in the next 20 years. In 2016, the Company received new notices that the Plan’s trustees adopted an updated Rehabilitation Plan effective January 1, 2016, and all annual notices to date have continued to classify the Plan in the “critical and declining status” category.

The Company has been advised that its withdrawal liability would have been $99,300, $99,800 and $81,600 if it had withdrawn from the Plan during 2020, 2019 and 2018, respectively. Should the Company actually withdraw from the Plan at a future date, a withdrawal liability, which could be higher than the above discussed amounts, could be payable to the Plan.

The amended rehabilitation plan, which continues, requires that employer contributions include 5% compounded annual surcharge increases each year for an unspecified period of time beginning January 2013 (in addition to the 5% interim surcharge initiated in 2012) as well as certain plan benefit reductions. In fourth quarter 2020, the Plan Trustees advised the Company that the surcharges would no longer increase and therefore be “frozen” at the rates and amounts in effect as of December 31, 2020 provided that the local bargaining union and the Company executed a formal consenting agreement by March 31, 2021. During first quarter 2021, the local bargaining union and the Company executed this agreement which resulted in the “freezing” of such surcharges as of December 31, 2020. The Company’s pension expense for this Plan for first quarter 2021 and 2020 was $604 and $685, respectively ($2,866 and $2,961 for twelve months 2020 and 2019, respectively). The aforementioned expense includes surcharges of $213 and $241 for first quarter 2021 and 2020, respectively ($1,010 and $948 for twelve months 2020 and 2019, respectively), as required under the amended plan of rehabilitation.

The Company is currently unable to determine the ultimate outcome of the above discussed matter and therefore is unable to determine the effects on its consolidated financial statements, but the ultimate outcome or the effects of any modifications to the current amended rehabilitation plan could be material to its consolidated results of operations or cash flows in one or more future periods.

Note 8 — Accumulated Other Comprehensive Earnings (Loss)

Accumulated Other Comprehensive Earnings (Loss) consists of the following components:

						Accumulated
	Foreign		Foreign		Postretirement	Other
	Currency		Currency	Commodity	and Pension	Comprehensive
	Translation	Investments	Derivatives	Derivatives	Benefits	Earnings (Loss)
Balance at December 31, 2020	$(24,581)	$1,992	$589	$713	$1,472	$(19,815)
Other comprehensive earnings (loss) before reclassifications	(397)	(876)	61	301	-	(911)
Reclassifications from accumulated other comprehensive loss	-	-	(78)	(506)	(267)	(851)
Other comprehensive earnings (loss) net of tax	(397)	(876)	(17)	(205)	(267)	(1,762)
Balance at March 31, 2021	$(24,978)	$1,116	$572	$508	$1,205	$(21,577)

Balance at December 31, 2019	$(23,368)	$882	$10	$92	$2,139	$(20,245)
Other comprehensive earnings (loss) before reclassifications	(3,674)	(827)	(155)	(574)	-	(5,230)
Reclassifications from accumulated other comprehensive loss	-	-	74	118	(256)	(64)
Other comprehensive earnings (loss) net of tax	(3,674)	(827)	(81)	(456)	(256)	(5,294)
Balance at March 31, 2020	$(27,042)	$55	$(71)	$(364)	$1,883	$(25,539)

The amounts reclassified from accumulated other comprehensive income (loss) consisted of the following:

Details about Accumulated Other	Quarter Ended		Location of (Gain) Loss
Comprehensive Income Components	March 31, 2021	March 31, 2020	Recognized in Earnings
Investments	$-	$-	Other income, net
Foreign currency derivatives	(103)	98	Other income, net
Commodity derivatives	(668)	155	Product cost of goods sold
Postretirement and pension benefits	(351)	(338)	Other income, net
Total before tax	(1,122)	(85)
Tax (expense) benefit	271	21
Net of tax	$(851)	$(64)

Note 9 — Restricted Cash

Restricted cash comprises certain cash deposits of the Company’s Spanish subsidiary with international banks that are pledged as collateral for letters of credit and bank borrowings.

Note 10 — Bank Loans

Bank loans consist of short term (less than 120 days) borrowings by the Company’s Spanish subsidiary that are held by international banks. The weighted-average interest rate as of March 31, 2021 and 2020 was 3.1% and 3.0%, respectively.

Note 11 — Leases

The Company leases certain buildings, land and equipment that are classified as operating leases. These leases have remaining lease terms of up to approximately 3 years.  In the first quarter of 2021 and 2020, operating lease cost and cash paid for operating lease liabilities totaled $258 and $236, respectively, which is classified in cash flows from operating activities.  As of March 31, 2021 and 2020, operating lease right-of-use assets and operating lease liabilities were $653 and $1,388, respectively. The weighted-average remaining lease term related to these operating leases was 1.0 years and 1.6 years as of March 31, 2021 and 2020, respectively. The weighted-average discount rate related to the Company’s operating leases was 3.1% and 3.1% as of March 31, 2021 and 2020, respectively. Maturities of the Company’s operating lease liabilities at March 31, 2021 are as follows: $511 in 2021, $138 in 2022 and $4 in 2023.

The Company, as lessor, rents certain commercial real estate to third-party lessees. The March 31, 2021 and 2020 cost related to these leased properties was $51,402 and $36,368, respectively, and the accumulated depreciation related to these leased properties was $15,001 and $10,433, respectively. Terms of such leases, including renewal options, may be extended for up to sixty years, many of which provide for periodic adjustment of rent payments based on changes in consumer or other price indices. The Company recognizes lease income on a straight-line basis over the lease term. Lease income in first quarter 2021 and 2020 was $1,230 and $737, respectively, and is classified in cash flows from operating activities.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This financial review discusses the Company’s financial condition, results of operations, liquidity and capital resources and other matters. Dollars are presented in thousands, except per share amounts. This review should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes included in this Form 10-Q and with the Company’s Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”).

Net product sales were $101,795 in first quarter 2021 compared to $102,803 in first quarter 2020, a decrease of $1,008 or 1.0%. Domestic (U.S.) net product sales in first quarter 2021 declined 3.1% compared to the corresponding period in the prior year, however, foreign net product sales, including exports to foreign markets, increased compared to the corresponding period in the prior year. Although the Covid-19 pandemic continued to have some adverse effects on first quarter 2021 net sales, we are continuing to make progress as the economy “reopens”. In the first quarter 2021, the Covid-19 pandemic has continued to curtail and limit access to certain channels of trade where the Company has historically sold its products. Response to this pandemic has resulted in the disruption and changes in lifestyles, shopping habits, daily work routines, and consumer behaviors, all of which have adversely affected planned consumer purchases of the Company’s products for “sharing” and “give away” occasions. Many of the Company’s products are consumed at group events, outings, and other gatherings which have been significantly curtailed or in some cases eliminated due to concern of possible infection or spreading of the Covid-19 virus. Impulse purchases of Company products at retail outlets have also been adversely affected by these changes in consumer behavior. As the economy continues to “reopen” and these adverse effects subside, we have seen improvements in our sales and customer orders. Our second quarter 2021 customer order trend has shown favorable improvement compared to second quarter 2020 when the pandemic had a significant adverse effect on our sales.

Product cost of goods sold were $65,565 in first quarter 2021 compared to $66,443 in first quarter 2020. Product cost of goods sold includes $153 and $(319) of certain deferred compensation expenses (credits) in first quarter 2021 and 2020, respectively. These deferred compensation expenses (credits) principally result from the changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Adjusting for the aforementioned, product cost of goods sold decreased from $66,762 in first quarter 2020 to $65,412 in first quarter 2021, a decrease of $1,350 or 2.0%. As a percentage of net product sales, adjusted product cost of goods sold was 64.3% and 64.9% in first quarter 2021 and 2020, respectively, a favorable decrease of 0.6 percentage points. Certain cost and expense reductions, which include Company initiatives to reduce costs, contributed to the reduction of adjusted product cost of goods sold as a percentage of net product sales The Company is focused on the longer term and therefore is continuing to make investments in plant manufacturing operations to meet new consumer and customer demands, achieve product quality improvements, increase operational efficiencies and provide value to consumers.

Selling, marketing and administrative expenses were $26,809 in first quarter 2021 compared to $16,272 in first quarter 2020. Selling, marketing and administrative expenses include $3,036 and $(9,056) of certain deferred compensation expenses (credits) in first quarter 2021 and 2020, respectively. As discussed above, these expenses principally result from changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years, and are not reflective of current operating results. Adjusting for the aforementioned deferred compensation expenses (credits), selling, marketing and administrative expenses decreased from $25,328 in first quarter 2020 to $23,773 in first quarter 2021, a decrease of $1,555 or 6.1%. As a percentage of net product sales, adjusted selling, marketing and administrative expenses decreased from 24.6% in first quarter 2020 to 23.4% in first quarter 2021, a favorable decrease of 1.2 percentage points as a percent of net product sales. The decrease in adjusted selling, marketing and administrative expenses as a percentage of net product sales in first quarter 2021 reflects the benefits of certain operational changes and expense reduction initiatives, as well as reduced business travel due to the Covid-19 pandemic. Selling, marketing and administrative expenses include $10,139 and $10,672 for customer freight, delivery and warehousing expenses in first quarter 2021 and 2020, respectively, a decrease of $533 or 5.0%. These expenses were 10.0% and 10.4% of net product sales in first quarter 2021 and 2020, respectively, which also contributed to the reduction in adjusted selling, marketing and administrative expenses as a percent of net product sales.

Earnings from operations were $10,410 in first quarter 2021 compared to $20,744 in first quarter 2020. Earnings from operations include $3,189 and $(9,375) of certain deferred compensation expenses (credits) in first quarter 2021 and 2020, respectively, which are discussed above. Adjusting for these deferred compensation costs, expenses and (credits), earnings from operations were $13,599 and $11,369 in first quarter 2021 and 2020, respectively, an increase of $2,230 or 19.6%. As a percentage of net product sales, these adjusted operating earnings were 13.4% and 11.1% in first quarter 2021 and 2020, respectively, a favorable increase of 2.3 percentage points. The increase in adjusted operating earnings in first quarter 2021 principally reflects the benefits of more favorable product cost of goods sold and related better gross profit margins, and reductions in selling, marketing and administrative expenses, excluding certain deferred compensation expenses (credits), as a percentage of net product sales as discussed above.

Management believes the comparisons presented in the preceding paragraphs, after adjusting for changes in deferred compensation, are more reflective of the underlying operations of the Company.

Other income (loss), net was $3,816 in first quarter 2021 compared to $(5,494) in first quarter 2020, a favorable increase of $9,310. Other income (loss), net for first quarter 2021 and 2020 includes net gains (losses) and investment income of $3,189 and $(9,375), respectively, on trading securities which provide an economic hedge of the Company’s deferred compensation liabilities. These changes in trading securities, including mutual fund investments in equity securities, reflect both the overall equity market downturn as of March 31, 2020 in response to Covid-19, and the overall equity market recovery as of March 31, 2021. These changes in market values were substantially offset by a like amount of deferred compensation expense (credits) included in product cost of goods sold and selling, marketing, and administrative expenses in the respective periods as discussed above. Other income (loss), net for first quarter 2021 and 2020 includes investment income on available for sale securities of $716 and $1,181 in 2021 and 2020, respectively. Other income (loss), net also includes pre-tax gains on foreign exchange of $33 and $2,510 in first quarter 2021 and 2020, respectively.

The consolidated effective tax rates were 24.3% and 21.5% in first quarter 2021 and 2020, respectively. Lower state income taxes contributed to the lower effective tax rate in first quarter 2020. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into U.S. law. The CARES Act has provided a substantial stimulus and assistance package intended to address the economic impact of the Covid-19 pandemic, including tax relief and government loans, grants and investments. The Canadian government also enacted a stimulus program, Canadian Emergency Wage Subsidy (“CEWS”), to respond to the economic impact of Covid-19 during 2020. The Company’s financial results in first quarter 2021 did reflect some very limited benefits from these government stimulus programs, however, no benefits were realized in first quarter 2020. The Company continues to monitor the effects and related benefits that may result from the above-discussed legislation, the American Rescue Plan Act of 2021 legislation passed in first quarter 2021, and other proposed and enacted stimulus legislation. Based on consultation with its tax advisors, the Company does not believe that it will be eligible for any significant benefits in 2021 under these stimulus programs.

Net earnings attributable to Tootsie Roll Industries, Inc. were $10,767 (after $4 net loss attributed to non-controlling interests) in first quarter 2021 compared to $11,982 (after $6 net loss attributed to non-controlling interests) in first quarter 2020, and earnings per share were $0.16 and $0.17 in first quarter 2021 and 2020, respectively, a decrease of $0.01 per share, or 5.9%. The prior year first quarter 2020 comparative net earnings benefitted from foreign exchange after-tax gains of approximately $1,900,000 ($2,510,000 pre- tax gain) or $0.03 per share, which significantly affects the comparison of 2021 results with 2020. Earnings per share attributable to Tootsie Roll Industries, Inc. for first quarter 2021 benefited from the reduction in average shares outstanding resulting from purchases in the open market by the Company of its common stock. Average shares outstanding decreased from 68,845 at first quarter 2020 to 67,852 at first quarter 2021.

Goodwill and intangibles, principally trademarks, are assessed annually as of December 31 or whenever events or circumstances indicate that the carrying values may not be recoverable from future cash flows. The Company has not identified any triggering events, as defined, or other adverse information that would indicate a material impairment of its goodwill or intangibles in first quarter 2021. The Company’s trademarks have indefinite lives and Company management believes that the adverse effects of the Covid-19 pandemic on net product sales are temporary and do not significantly affect our business model and long-term strategy. Therefore, we do not consider COVID-19 to be a triggering event to accelerate our annual impairments testing. There were no impairments in the comparative first quarter 2020 period or in calendar year 2020. Although Company management has not identified any trigging events at this time relating to its intangibles, the ultimate effects of the Covid-19 pandemic, including possible longer term effects on consumer lifestyles and behavior, could change this assessment in the future, as discussed below and as outlined in the Company’s risk factors discussed on Form 10-K for the year ended December 31, 2020.

Beginning in 2012, the Company received periodic notices from the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union Pension Plan (Plan), a multi-employer defined benefit pension plan for certain Company union employees, that the Plan’s actuary certified the Plan to be in “critical status”, as defined by the Pension Protection Act (PPA) and the Pension Benefit Guaranty Corporation (PBGC); and that a plan of rehabilitation was adopted by the trustees of the Plan in 2012. Beginning in 2015, the Company received new annual notices that the Plan was reclassified to “critical and declining status”, as defined by the PPA and PBGC, for the plan year beginning January 1, 2015, and that the Plan was projected to have an accumulated funding deficiency for the 2017 through 2024 plan years. A designation of “critical and declining status” implies that the Plan is expected to become insolvent in the next 20 years. The Company has continued to receive annual notices each year (2016 to 2021) that this Plan remains in “critical and declining status” and is projected to become insolvent within the next 20 years. These notices have also advised that the Plan trustees were considering the reduction or elimination of certain retirement benefits and may seek assistance from the PBGC. Plans in “critical and declining status” may elect to suspend (or permanently) some benefits payable to all categories of participants, including retired participants, except retirees that are disabled or over the age of 80. Suspensions must be equally distributed and cannot drop below 110% of what would otherwise be guaranteed by the PBGC.

Based on these updated notices, the Plan’s funded percentage (plan investment assets as a percentage of plan liabilities), as defined, were 48.3%, 50.4%, and 51.6% as of the most recent valuation dates available, January 1, 2020, 2019, and 2018, respectively (these valuation dates are as of the beginning of each Plan year). These funded percentages are based on actuarial values, as defined, and do not reflect the actual market value of Plan investments as of these dates. If the market value of investments had been used as of January 1, 2020, the funded percentage would be 51.6% (not 48.3%). As of the January 1, 2020 valuation date (most recent valuation available), only 16% of Plan participants were current active employees, 53% were retired or separated from service and receiving benefits, and 31% were retired or separated from service and entitled to future benefits. The number of current active employee Plan participants as of January 1, 2020 fell 4% from the previous year and 17% over the past two years. When compared to the Plan valuation date of January 1, 2011 (nine years earlier), current active employee participants have declined 49%, whereas participants who were retired or separated from service and receiving benefits increased 4% and participants who were retired or separated from service and entitled to future benefits increased 12%.

The Company has been advised that its withdrawal liability would have been $99,300, $99,800 and $81,600 if it had withdrawn from the Plan during 2020, 2019 and 2018, respectively. The Company’s relative share of the Plan’s contribution base, driven by employer withdrawals, has increased for the last several years, and management believes that this trend could continue indefinitely which will continue to add upward pressure on the Company’s withdrawal liability. In addition, the overall reduction in interest rates in 2020, will increase the value of vested benefits and likely increase the Company’s withdrawal liability for 2021. Based on the above, including the Plan’s projected insolvency in the next 20 years, management believes that the Company’s withdrawal liability will likely increase in future years.

Based on the Company’s updated actuarial study and certain provisions in ERISA and the law relating to withdrawal liability payments, management believes that the Company’s liability would likely be limited to twenty annual payments of $2,958 which have a present value in the range of $34,700 to $49,300 depending on the interest rate used to discount these payments. While the Company’s actuarial consultant does not believe that the Plan will suffer a future mass withdrawal (as defined in the Plan) of participating employers, in the event of a mass withdrawal, the Company’s annual withdrawal payments would theoretically be payable in perpetuity. Based on the Company’s updated actuarial study, the present value of such perpetuities is in the range of $48,500 to $150,900 and would apply in the unlikely event that substantially all employers withdraw from the Plan. The aforementioned is based on a range of valuations and interest rates, which the Company’s actuary has advised is provided under the statute. Should the Company actually withdraw from the Plan at a future date, a higher withdrawal liability than the above discussed amounts, could be payable to the Plan.

The Company and the union concluded a new labor contract in 2018 which requires the Company’s continued participation in this Plan through September 2022. The amended rehabilitation plan, which also continues, requires that employer contributions include 5% compounded annual surcharge increases each year for an unspecified period of time beginning in 2012 as well as certain plan benefit reductions. In fourth quarter 2020, the Plan Trustees advised the Company that the surcharges would no longer increase and therefore be “frozen” at the rates and amounts in effect as of December 31, 2020 provided that the local bargaining union and the Company executed a formal consent agreement by March 31, 2021. The Trustees advised that they have concluded that continuing increases in surcharges would likely have a long-term adverse effect on the solvency of the Plan. The Trustees further concluded that additional increases would result in increasing financial hardships and withdrawals of participating employers, and that this change will not have a material effect on the Plan’s insolvency date. During first quarter 2021, the local bargaining union and the Company executed this agreement which resulted in the “freezing” of such surcharges as of December 31, 2020.

The Company’s pension expense for this Plan for first quarter 2021 and 2020 was $604 and $685, respectively ($2,866 and $2,961 for twelve months 2020 and 2019, respectively). The aforementioned expense includes surcharges of $213 and $241 for first quarter 2021 and 2020, respectively ($1,010 and $948 for twelve months 2020 and 2019, respectively), as required under the amended plan of rehabilitation.

Company Management understands that the U.S. American Rescue Plan Act of 2021 legislation passed in first quarter 2021 provides financial assistance to shore up struggling multi-employer plans for many future years. The Company continues to study this legislation to determine its effects on the Plan and Company withdrawal liability. The Company is currently unable to determine the ultimate outcome of the above discussed multi-employer union pension matter, including the effects of the American Rescue Plan legislation, and therefore is unable to determine the effects on its consolidated financial statements, but the ultimate outcome could be material to its consolidated results of operations or cash flows in one or more future periods. See also Note 7 in the Company’s Consolidated Financial Statements on Form 10-K for the year ended December 31, 2020.

The Company continues to actively monitor Covid-19 and its potential impact on our operations and financial results, prioritizing employee health and safety. Because the Company has a sizable investment in marketable securities (see Liquidity and Capital Resources section above) the Company continues to be well positioned financially to respond to any further adverse effects of this pandemic, and Covid-19 variants, in the short-term, as well as for a longer period of time if necessary.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows provided by operating activities were $15,337 and $14,581 in first quarter 2021 and 2020, respectively, a favorable increase of $756. The increase in first quarter 2021 cash flows from operating activities principally reflects changes in inventories partially offset by a decrease in accounts receivable which reflects the timing of net product sales and collections of accounts receivable trade, as well as changes in accounts payable and accrued liabilities, and income taxes payable in the comparative periods.

Net cash from (used in) investing activities was $(26,528) in first quarter 2021 compared to $8,261 in first quarter 2020. Cash flows used in investing activities reflect $30,031 and $21,312 of purchases of available for sale securities during first quarter 2021 and 2020, respectively, and $8,543 and $35,217 of sales and maturities of available for sale securities during first quarter 2021 and 2020, respectively. First quarter 2021 and 2020 investing activities include capital expenditures of $3,787 and $3,737, respectively. Company management has committed approximately $25,000 to a rehabilitation upgrade and expansion of one of its manufacturing plants in the U.S.A. The Company spent approximately $6,000 and $2,000 in 2020 and 2019, respectively. Company management expects cash outlays for this project to approximate $17,000 in 2021. All capital expenditures are to be funded from the Company’s cash flow from operations and internal sources including available for sale securities.

The Company’s consolidated financial statements include bank borrowings of $965 and $781 at March 31, 2021 and 2020, respectively, all of which relates to its Spanish subsidiary. The Company had no other outstanding bank borrowings at March 31, 2021.

Financing activities include Company common stock purchases and retirements of $7,423 and $8,809 in first quarter 2021 and 2020, respectively. Cash dividends of $11,874 and $11,703 were paid in first quarter 2021 and 2020, respectively.

The Company’s current ratio (current assets divided by current liabilities) was 4.4 to 1 at March 31, 2021 compared to 4.6 to 1 at December 31, 2020 and 4.3 to 1 at March 31, 2020. Net working capital was $226,391 at March 31, 2021 compared to $250,851 and $257,104 at December 31, 2020 and March 31, 2020, respectively. The aforementioned net working capital amounts are principally reflected in aggregate cash and cash equivalents and short-term investments of $178,687 at March 31, 2021 compared to $208,931 and $216,577 at December 31, 2020 and March 31, 2020, respectively. In addition, long term investments, principally debt securities comprising corporate bonds, were $243,749 at March 31, 2021, as compared to $220,020 and $153,287 at December 31, 2020 and March 31, 2020, respectively. Aggregate cash and cash equivalents and short and long-term investments were $422,436, $428,951, and $369,864, at March 31, 2021, December 31, 2020 and March 31, 2020, respectively. The aforementioned includes $78,271, $73,828, and $68,717 at March 31, 2021, December 31, 2020 and March 31, 2020, respectively, relating to trading securities which are used as an economic hedge for the Company’s deferred compensation liabilities. Investments in available for sale securities, primarily high quality corporate bonds, that matured during first quarter 2021 and 2020 were generally used to purchase the Company’s common stock or were replaced with debt securities of similar maturities.

The Company periodically contributes to a VEBA trust, managed and controlled by the Company, to fund the estimated future costs of certain employee health, welfare and other benefits. The Company is currently using these VEBA funds to pay the actual cost of such benefits through most of 2022. The VEBA trust held $7,543, $8,272 and $11,762 of aggregate cash and cash equivalents at March 31, 2021, December 31, 2020 and March 31, 2020, respectively. This asset value is included in prepaid expenses and long-term other assets in the Company’s Consolidated Statement of Financial Position. These assets are categorized as Level 2 within the fair value hierarchy.

ACCOUNTING PRONOUNCEMENTS

See Note 1 of the Company’s Condensed Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS

This discussion and certain other sections contain forward-looking statements that are based largely on the Company’s current expectations and are made pursuant to the safe harbor provision of the Private Securities Litigation Reform

Act of 1995. Forward-looking statements can be identified by the use of words such as “anticipated,” “believe,” “expect,” “intend,” “estimate,” “project,” “plan” and other words of similar meaning in connection with a discussion of future operating or financial performance and are subject to certain factors, risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements. Such factors, risks, trends and uncertainties, which in some instances are beyond the Company’s control, include the overall competitive environment in the Company’s industry, changes in assumptions and judgments discussed above under the heading “Significant Accounting Policies and Estimates,” and factors identified and referred to above under the heading “Risk Factors” in this report and under the heading “Risk Factors” in the Company’s 2020 Form 10-K.

The risk factors identified and referred to above, including the effects of the Covid-19 pandemic and variants, are believed to be significant factors, but not necessarily all of the significant factors that could cause actual results to differ from those expressed in any forward-looking statement. Readers are cautioned not to place undue reliance on such forward-looking statements, which are made only as of the date of this report. The Company undertakes no obligation to update such forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to various market risks, including fluctuations in and sufficient availability of sugar, corn syrup, edible oils, including palm oils, cocoa, dextrose, milk and whey, and gum-base input ingredients and packaging, and fuel costs principally relating to freight and delivery fuel surcharges. The Company is exposed to exchange rate fluctuations in the Canadian dollar which is the currency used for a portion of the raw material and packaging material costs and all labor, benefits and local plant operating costs at its Canadian plants. The Company is exposed to exchange rate fluctuations in Mexico, Canada, and Spain where its subsidiaries sell products in their local currencies. The Company invests in securities with maturities dates of up to approximately three years which are generally held to maturity, and variable rate demand notes where interest rates are generally reset weekly, all of which limits the Company’s exposure to interest rate fluctuations. There have been no material changes in the Company’s market risks that would significantly affect the disclosures made in the Form 10-K for the year ended December 31, 2020.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of Management, the Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2021 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to Management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information on legal proceedings is included in Note 12 to the Condensed Consolidated Financial Statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the Company’s purchases of its common stock during the quarter ended March 31, 2021:

				Approximate Dollar
	(a) Total		Shares	Value of Shares that
	Number of	(b) Average	Purchased as Part of	May Yet Be Purchased
	Shares	Price Paid per	Publicly Announced Plans	Under the Plans
Period	Purchased	Share	Or Programs	or Programs

Jan 1 to Jan 31	83,374	$30.37	Not Applicable	Not Applicable

Feb 1 to Feb 28	37,500	30.94	Not Applicable	Not Applicable

Mar 1 to Mar 31	113,157	32.88	Not Applicable	Not Applicable

Total	234,031	$31.67	Not Applicable	Not Applicable

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

TOOTSIE ROLL INDUSTRIES, INC.

Date:	May 5, 2021	BY:	/S/ELLEN R. GORDON

Ellen R. Gordon
Chairman and Chief
Executive Officer

Date:	May 5, 2021	BY:	/S/G. HOWARD EMBER, JR.

G. Howard Ember, Jr.
Vice President Finance and
Chief Financial Officer