Form 10-Q
period 2021-06-30
TOOTSIE ROLL INDUSTRIES INC
filed 2021-08-06
CIK 98677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (June 30, 2021).

Class	Outstanding

Common Stock, $0.69-4/9 par value	39,699,832
Class B Common Stock, $0.69-4/9 par value	27,821,453

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, par value $0.69-4/9 per share	TR	New York Stock Exchange

TOOTSIE ROLL INDUSTRIES, INC.

JUNE 30, 2021

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See “Forward-Looking Statements” under Part I — Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands) (Unaudited)

	June 30, 2021	December 31, 2020	June 30, 2020

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$96,617	$166,841	$106,289
Restricted cash	402	415	380
Investments	42,584	42,090	80,096
Accounts receivable trade, less allowances of $1,767, $1,694 and $1,456	36,133	41,209	30,010
Other receivables	3,652	3,894	4,739
Inventories:
Finished goods and work-in-process	57,811	35,583	64,176
Raw materials and supplies	30,473	23,996	30,678
Prepaid expenses	9,794	6,844	6,341
Total current assets	277,466	320,872	322,709

PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	21,732	21,738	21,651
Buildings	123,880	123,883	122,645
Machinery and equipment	421,420	422,506	414,850
Construction in progress	28,280	14,347	10,484
Operating lease right-of-use assets	6,892	858	1,265
	602,204	583,332	570,895
Less - accumulated depreciation	403,996	396,004	386,674
Net property, plant and equipment	198,208	187,328	184,221

OTHER ASSETS:
Goodwill	73,237	73,237	73,237
Trademarks	175,024	175,024	175,024
Investments	264,693	220,020	186,057
Split dollar officer life insurance	2,514	2,514	26,042
Prepaid expenses and other assets	2,771	4,525	6,650
Deferred income taxes	1,045	1,038	561
Total other assets	519,284	476,358	467,571
Total assets	$994,958	$984,558	$974,501

(The accompanying notes are an integral part of these statements.)

(in thousands except per share data) (Unaudited)

	June 30, 2021	December 31, 2020	June 30, 2020

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$20,317	$13,025	$12,935
Bank loans	986	832	864
Dividends payable	6,077	5,948	6,005
Accrued liabilities	46,389	45,099	40,235
Postretirement health care benefits	544	544	598
Operating lease liabilities	818	780	1,063
Deferred compensation	-	-	17,139
Income taxes payable	468	3,793	5,353
Total current liabilities	75,599	70,021	84,192

NONCURRENT LIABILITIES:
Deferred income taxes	47,664	47,900	47,174
Postretirement health care benefits	12,956	12,943	13,247
Industrial development bonds	7,500	7,500	7,500
Liability for uncertain tax positions	3,608	3,351	3,811
Operating lease liabilities	6,074	78	202
Deferred compensation and other liabilities	88,971	79,665	65,984
Total noncurrent liabilities	166,773	151,437	137,918

TOOTSIE ROLL INDUSTRIES, INC. SHAREHOLDERS’ EQUITY:
Common stock, $.69-4/9 par value - 120,000 shares authorized; 39,700, 39,073 and 39,664, respectively, issued	27,569	27,134	27,544
Class B common stock, $.69-4/9 par value - 40,000 shares authorized; 27,821, 27,012 and 27,025, respectively, issued	19,320	18,758	18,767
Capital in excess of par value	722,617	706,930	725,605
Retained earnings	6,846	32,312	4,588
Accumulated other comprehensive loss	(21,541)	(19,815)	(21,904)
Treasury stock (at cost) - 96, 93 and 93 shares, respectively	(1,992)	(1,992)	(1,992)
Total Tootsie Roll Industries, Inc. shareholders’ equity	752,819	763,327	752,608
Noncontrolling interests	(233)	(227)	(217)
Total equity	752,586	763,100	752,391
Total liabilities and shareholders’ equity	$994,958	$984,558	$974,501

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

EARNINGS AND RETAINED EARNINGS

(in thousands except per share amounts) (Unaudited)

	Quarter Ended		Year to Date Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Net product sales	$114,560	$79,796	$216,355	$182,599
Rental and royalty revenue	898	845	2,332	1,803
Total revenue	115,458	80,641	218,687	184,402
Product cost of goods sold	75,948	50,379	141,513	116,822
Rental and royalty cost	228	210	673	512
Total costs	76,176	50,589	142,186	117,334
Product gross margin	38,612	29,417	74,842	65,777
Rental and royalty gross margin	670	635	1,659	1,291
Total gross margin	39,282	30,052	76,501	67,068
Selling, marketing and administrative expenses	32,378	29,559	59,187	45,831
Earnings from operations	6,904	493	17,314	21,237
Other income (loss), net	6,244	9,727	10,060	4,233
Earnings before income taxes	13,148	10,220	27,374	25,470
Provision for income taxes	3,356	2,838	6,819	6,112
Net earnings	9,792	7,382	20,555	19,358
Less: net earnings (loss) attributable to noncontrolling interests	(2)	(6)	(6)	(12)
Net earnings attributable to Tootsie Roll Industries, Inc.	$9,794	$7,388	$20,561	$19,370

Net earnings attributable to Tootsie Roll Industries, Inc. per share	$0.14	$0.11	$0.30	$0.28
Dividends per share *	$0.09	$0.09	$0.18	$0.18

Average number of shares outstanding	67,564	68,641	67,705	68,751

Retained earnings at beginning of period	$3,121	$3,197	$32,312	$40,809
Net earnings attributable to Tootsie Roll Industries, Inc.	9,794	7,388	20,561	19,370
Cash dividends	(6,069)	(5,997)	(11,994)	(11,838)
Stock dividends	-	-	(34,033)	(43,753)
Retained earnings at end of period	$6,846	$4,588	$6,846	$4,588

*Does not include 3% stock dividend to shareholders of record on 3/5/21 and 3/3/20.

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS

(in thousands except per share amounts) (Unaudited)

	Quarter Ended		Year to Date Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Net earnings	$9,792	$7,382	$20,555	$19,358

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	590	610	193	(3,064)

Pension and postretirement reclassification adjustments:
Unrealized gains (losses) for the period on postretirement and pension benefits	-	-	-	-
Less: reclassification adjustment for (gains) losses to net earnings	(352)	(337)	(703)	(675)
Unrealized gains (losses) on postretirement and pension benefits	(352)	(337)	(703)	(675)

Investments:
Unrealized gains (losses) for the period on investments	(374)	3,419	(1,529)	2,328
Less: reclassification adjustment for (gains) losses to net earnings	(53)	-	(53)	-
Unrealized gains (losses) on investments	(427)	3,419	(1,582)	2,328

Derivatives:
Unrealized gains (losses) for the period on derivatives	841	739	1,317	(222)
Less: reclassification adjustment for (gains) losses to net earnings	(794)	169	(1,565)	422
Unrealized gains (losses) on derivatives	47	908	(248)	200

Total other comprehensive income (loss), before tax	(142)	4,600	(2,340)	(1,211)
Income tax benefit (expense) related to items of other comprehensive income	178	(965)	614	(448)
Total comprehensive earnings	9,828	11,017	18,829	17,699
Comprehensive earnings (loss) attributable to noncontrolling interests	(2)	(6)	(6)	(12)
Total comprehensive earnings attributable to Tootsie Roll Industries, Inc.	$9,830	$11,023	$18,835	$17,711

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Year to Date Ended
	June 30, 2021	June 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$20,555	$19,358
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation	8,757	9,219
Deferred income taxes	378	(568)
Amortization of marketable security premiums	1,644	557
Changes in operating assets and liabilities:
Accounts receivable	5,040	14,333
Other receivables	64	(1,208)
Inventories	(28,665)	(36,863)
Prepaid expenses and other assets	(1,260)	1,183
Accounts payable and accrued liabilities	7,388	40
Income taxes payable	(3,068)	5,033
Postretirement health care benefits	(690)	(573)
Deferred compensation and other liabilities	635	369
Net cash provided by operating activities	10,778	10,880
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12,327)	(6,410)
Purchases of trading securities	(1,959)	(2,438)
Sales of trading securities	582	380
Purchase of available for sale securities	(58,154)	(53,269)
Sale and maturity of available for sale securities	19,798	44,466
Net cash from (used in) investing activities	(52,060)	(17,271)
CASH FLOWS FROM FINANCING ACTIVITIES:
Shares purchased and retired	(17,181)	(12,959)
Dividends paid in cash	(12,034)	(11,853)
Proceeds from bank loans	2,032	2,133
Repayment of bank loans	(1,847)	(2,019)
Net cash used in financing activities	(29,030)	(24,698)
Effect of exchange rate changes on cash	75	(1,582)
Increase (Decrease) in cash and cash equivalents	(70,237)	(32,671)
Cash, cash equivalents and restricted cash at beginning of year	167,256	139,340
Cash, cash equivalents and restricted cash at end of quarter	$97,019	$106,669
Supplemental cash flow information:
Income taxes paid/(received), net	$13,120	$1,035
Interest paid	$4	$49
Stock dividend issued	$64,667	$63,402

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

Results of operations for the period ended June 30, 2021 are not necessarily indicative of results to be expected for the year to end December 31, 2021 because of the seasonal nature of the Company’s operations. Historically, the third quarter has been the Company’s largest net product sales quarter due to pre-Halloween net product sales.

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

Revenue Recognition

The Company’s revenues, primarily net product sales, principally result from the sale of goods, reflect the consideration to which the Company expects to be entitled generally based on customer purchase orders. The Company records revenue based on a five-step model in accordance with Accounting Standards Codification ("ASC") Topic 606 which became effective January 1, 2018. Adjustments for estimated customer cash discounts upon payment, discounts for price adjustments, product returns, allowances, and certain advertising and promotional costs, including consumer coupons, are variable consideration and are recorded as a reduction of net product sales revenue in the same period the related net product sales are recorded. Such estimates are calculated using historical averages adjusted for any expected changes due to current business conditions and experience. A net product sale is recorded when the Company delivers the product to the customer, or in certain instances, the customer picks up the goods at the Company’s distribution center, and thereby obtains control of such product. Amounts billed and due from our customers are classified as accounts receivable trade on the balance sheet and require payment on a short-term basis. Accounts receivable trade are unsecured. Shipping and handling costs of $12,437 and $8,397 in second quarter 2021 and 2020, respectively, and $22,576 and $19,069 in first half 2021 and 2020, respectively, are included in selling, marketing and administrative expenses. A minor amount of royalty income (less than 0.2% of our consolidated net product sales) is also recognized from sales-based licensing arrangements, pursuant to which revenue is recognized as the third-party licensee sales occur. Rental income (approximately 1% of our consolidated net product sales) is not considered revenue from contracts from customers.

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

Note 2 — Average Shares Outstanding

The average number of shares outstanding for six months 2021 reflects aggregate stock purchases of 536 shares for $17,181 and a 3% stock dividend of 1,970 shares distributed on April 2, 2021. The average number of shares outstanding for six months 2020 reflects aggregate stock purchases of 378 shares for $12,959 and a 3% stock dividend of 1,942 shares distributed on April 3, 2020.

Note 3 — Income Taxes

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company remains subject to examination by U.S. federal and state and foreign tax authorities for the years 2017 through 2019. The Company’s consolidated effective income tax rate was 25.5% and 27.8% in second quarter 2021 and 2020, respectively, and 24.9% and 24.0% in first half 2021 and 2020, respectively.

NOTE 4—Share Capital and Capital In Excess of Par Value:

							Capital in
			Class B				Excess
	Common Stock		Common Stock		Treasury Stock		of Par
	Shares	Amount	Shares	Amount	Shares	Amount	Value
	(000’s)		(000’s)		(000’s)
Balance at March 31, 2021	40,002	$27,779	27,821	$19,320	96	$(1,992)	$732,165
Issuance of 3% stock dividend	—	—	—	—	—	—	—
Conversion of Class B common shares to common shares	—	—	—	—	—	—	—
Purchase and retirement of common shares and other	(302)	(210)	—	—	—	—	(9,548)
Balance at June 30, 2021	39,700	$27,569	27,821	$19,320	96	$(1,992)	$722,617

Balance at March 31, 2020	39,769	$27,617	27,037	$18,776	93	$(1,992)	$729,673
Issuance of 3% stock dividend	—	—	—	—	—	—	—
Conversion of Class B common shares to common shares	12	9	(12)	(9)	—	—	—
Purchase and retirement of common shares and other	(117)	(82)	-	—	—	—	(4,068)
Balance at June 30, 2020	39,664	$27,544	27,025	$18,767	93	$(1,992)	$725,605

Balance at December 31, 2020	39,073	$27,134	27,012	$18,758	93	$(1,992)	$706,930
Issuance of 3% stock dividend	1,163	808	809	562	3	—	32,495
Conversion of Class B common shares to common shares	—	—	—	—	—	—	—
Purchase and retirement of common shares and other	(536)	(373)	—	—	—	—	(16,808)
Balance at June 30, 2021	39,700	$27,569	27,821	$19,320	96	$(1,992)	$722,617

Balance at December 31, 2019	38,836	$26,969	26,287	$18,254	90	$(1,992)	$696,059
Issuance of 3% stock dividend	1,157	803	786	547	3	—	42,243
Conversion of Class B common shares to common shares	48	34	(48)	(34)	—	—	—
Purchase and retirement of common shares and other	(377)	(262)	—	—	—	—	(12,697)
Balance at June 30, 2020	39,664	$27,544	27,025	$18,767	93	$(1,992)	$725,605

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

As of June 30, 2021, December 31, 2020 and June 30, 2020, the Company held certain financial assets that are required to be measured at fair value on a recurring basis. These included derivative hedging instruments related to the purchase of certain raw materials and foreign currencies, investments in trading securities and available for sale securities. The Company’s available for sale securities principally consist of corporate bonds.

The following table presents information about the Company’s financial assets and liabilities measured at fair value as of June 30, 2021, December 31, 2020 and June 30, 2020 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Estimated Fair Value June 30, 2021
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$96,617	$96,617	$-	$-
Available for sale securities	223,410	2,616	220,794	-
Foreign currency forward contracts	717	-	717	-
Commodity futures contracts	754	754	-	-
Trading securities	83,867	70,879	12,988	-
Total assets measured at fair value	$405,365	$170,866	$234,499	$-

	Estimated Fair Value December 31, 2020
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$166,841	$166,841	$-	$-
Available for sale securities	188,282	3,149	185,133	-
Foreign currency forward contracts	778	-	778	-
Commodity futures contracts, net	941	941	-	-
Trading securities	73,828	61,431	12,397	-
Total assets measured at fair value	$430,670	$232,362	$198,308	$-

	Estimated Fair Value June 30, 2020
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$106,289	$106,289	$-	$-
Available for sale securities	187,868	3,169	184,699	-
Foreign currency forward contracts	428	-	428	-
Commodity futures contracts	(94)	(94)	-	-
Trading securities	78,285	50,664	27,621	-
Total assets measured at fair value	$372,776	$160,028	$212,748	$-

The fair value of the Company’s industrial revenue development bonds at June 30, 2021, December 31, 2020 and June 30, 2020 were valued using Level 2 inputs which approximates the carrying value of $7,500 for the respective periods. Interest rates on these bonds are reset weekly based on current market conditions.

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

Changes in the fair value of the Company’s cash flow hedges are recorded in accumulated other comprehensive loss, net of tax, and are reclassified to earnings in the periods in which earnings are affected by the hedged item. Substantially all amounts reported in accumulated other comprehensive loss for commodity derivatives are expected to be reclassified to cost of goods sold. Approximately $687 and $67 of this accumulated comprehensive gain is expected to be reclassified to earnings in 2021and 2022, respectively. Approximately $240 and $477 reported in accumulated other comprehensive gain for foreign currency derivatives are expected to be reclassified to other income, net in 2021and 2022, respectively.

The following table summarizes the Company’s outstanding derivative contracts and their effects on its Condensed Consolidated Statements of Financial Position at June 30, 2021, December 31, 2020 and June 30, 2020:

	June 30, 2021
	Notional
	Amounts	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign currency forward contracts	$4,795	$717	$-
Commodity futures contracts	2,884	754	-
Total derivatives		$1,471	$-

	December 31, 2020
	Notional
	Amounts	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign currency forward contracts	$6,391	$778	$—
Commodity futures contracts	4,010	941	—
Total derivatives		$1,719	$-

	June 30, 2020
	Notional
	Amounts	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign currency forward contracts	$8,574	$428	$-
Commodity futures contracts	7,375	170	(264)
Total derivatives		$598	$(264)

The effects of derivative instruments on the Company’s Condensed Consolidated Statements of Earnings and Retained Earnings and the Condensed Consolidated Statements of Comprehensive Earnings for periods ended June 30, 2021 and June 30, 2020 are as follows:

	For Quarter Ended June 30, 2021
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$94	$131	$-
Commodity futures contracts	747	663	-
Total	$841	$794	$-

	For Quarter Ended June 30, 2020
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$352	$(169)	$-
Commodity futures contracts	387	-	-
Total	$739	$(169)	$-

	For Year to Date Ended June 30, 2021
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$173	$234	$-
Commodity futures contracts	1,144	1,331	-
Commodity option contracts	-	-	-
Total	$1,317	$1,565	$-

	For Year to Date Ended June 30, 2020
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$147	$(267)	$-
Commodity futures contracts	(369)	(155)	-
Total	$(222)	$(422)	$-

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

The amended rehabilitation plan, which continues, requires that employer contributions include 5% compounded annual surcharge increases each year for an unspecified period of time beginning January 2013 (in addition to the 5% interim surcharge initiated in 2012) as well as certain plan benefit reductions. In fourth quarter 2020, the Plan Trustees advised the Company that the surcharges would no longer increase and therefore be “frozen” at the rates and amounts in effect as of December 31, 2020 provided that the local bargaining union and the Company executed a formal consenting agreement by March 31, 2021. During first quarter 2021, the local bargaining union and the Company executed this agreement which resulted in the “freezing” of such surcharges as of December 31, 2020. The Company’s pension expense for this Plan for first half 2021 and 2020 was $1,557 and $1,504, respectively ($2,866 and $2,961 for twelve months 2020 and 2019, respectively). The aforementioned expense includes surcharges of $549 and $530 for first half 2021 and 2020, respectively ($1,010 and $948 for twelve months 2020 and 2019, respectively), as required under the amended plan of rehabilitation.

The Company is currently unable to determine the ultimate outcome of the above discussed matter and therefore is unable to determine the effects on its consolidated financial statements, but the ultimate outcome or the effects of any modifications to the current amended rehabilitation plan could be material to its consolidated results of operations or cash flows in one or more future periods.

Note 8 — Accumulated Other Comprehensive Earnings (Loss)

Accumulated Other Comprehensive Earnings (Loss) consists of the following components:

						Accumulated
	Foreign		Foreign		Postretirement	Other
	Currency		Currency	Commodity	and Pension	Comprehensive
	Translation	Investments	Derivatives	Derivatives	Benefits	Earnings (Loss)
Balance at March 31, 2021	$(24,978)	$1,116	$572	$508	$1,205	$(21,577)
Other comprehensive earnings (loss) before reclassifications	590	(283)	70	568	-	945
Reclassifications from accumulated other comprehensive loss	-	(40)	(99)	(504)	(266)	(909)
Other comprehensive earnings (loss) net of tax	590	(323)	(29)	64	(266)	36
Balance at June 30, 2021	$(24,388)	$793	$543	$572	$939	$(21,541)

Balance at March 31, 2020	$(27,042)	$55	$(71)	$(364)	$1,883	$(25,539)
Other comprehensive earnings (loss) before reclassifications	610	2,592	267	294	-	3,763
Reclassifications from accumulated other comprehensive loss	-	-	128	-	(256)	(128)
Other comprehensive earnings (loss) net of tax	610	2,592	395	294	(256)	3,635
Balance at June 30, 2020	$(26,432)	$2,647	$324	$(70)	$1,627	$(21,904)

Balance at December 31, 2020	$(24,581)	$1,992	$589	$713	$1,472	$(19,815)
Other comprehensive earnings (loss) before reclassifications	193	(1,159)	131	869	-	34
Reclassifications from accumulated other comprehensive loss	-	(40)	(177)	(1,010)	(533)	(1,760)
Other comprehensive earnings (loss) net of tax	193	(1,199)	(46)	(141)	(533)	(1,726)
Balance at June 30, 2021	$(24,388)	$793	$543	$572	$939	$(21,541)

Balance at December 31, 2019	$(23,368)	$882	$10	$92	$2,139	$(20,245)
Other comprehensive earnings (loss) before reclassifications	(3,064)	1,765	112	(280)	-	(1,467)
Reclassifications from accumulated other comprehensive loss	-	-	202	118	(512)	(192)
Other comprehensive earnings (loss) net of tax	(3,064)	1,765	314	(162)	(512)	(1,659)
Balance at June 30, 2020	$(26,432)	$2,647	$324	$(70)	$1,627	$(21,904)

The amounts reclassified from accumulated other comprehensive income (loss) consisted of the following:

Details about Accumulated Other	Quarter Ended		Year to Date Ended		Location of (Gain) Loss
Comprehensive Income Components	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020	Recognized in Earnings
Investments	$(53)	$-	$(53)	$-	Other income, net
Foreign currency derivatives	(131)	169	(234)	267	Other income, net
Commodity derivatives	(663)	-	(1,331)	155	Product cost of goods sold
Postretirement and pension benefits	(352)	(337)	(703)	(675)	Other income, net
Total before tax	(1,199)	(168)	(2,321)	(253)
Tax (expense) benefit	290	40	561	61
Net of tax	$(909)	$(128)	$(1,760)	$(192)

Note 9 — Restricted Cash

Restricted cash comprises certain cash deposits of the Company’s Spanish subsidiary with international banks that are pledged as collateral for letters of credit and bank borrowings.

Note 10 — Bank Loans

Bank loans consist of short term (less than 120 days) borrowings by the Company’s Spanish subsidiary that are held by international banks. The weighted-average interest rate as of June 30, 2021 and 2020 was 3.1% and 3.0%, respectively.

Note 11 — Leases

The Company leases certain buildings, land and equipment that are classified as operating leases. These leases have remaining lease terms of up to approximately 3 years.  In the second quarter and first half of 2021 and 2020, operating lease cost and cash paid for operating lease liabilities totaled $255 and $258, respectively, and $513 and $494, respectively, which is classified in cash flows from operating activities.  As of June 30, 2021 and 2020, operating lease right-of-use assets and operating lease liabilities were $6,892 and $1,265, respectively. The weighted-average remaining lease term related to these operating leases was 8.1 years and 1.3 years as of June 30, 2021 and 2020, respectively. The weighted-average discount rate related to the Company’s operating leases was 2.1% and 3.0% as of June 30, 2021 and 2020, respectively. Maturities of the Company’s operating lease liabilities at June 30, 2021 are as follows: $447 in 2021 (rest of year), $575 in 2022, $392 in 2023, $387 in 2024, $387 in 2025 and $4,704 thereafter.

The Company, as lessor, rents certain commercial real estate to third-party lessees. The June 30, 2021 and 2020 cost related to these leased properties was $51,402 and $36,378, respectively, and the accumulated depreciation related to these leased properties was $15,314 and $10,613, respectively. Terms of such leases, including renewal options, may be extended for up to sixty years, many of which provide for periodic adjustment of rent payments based on changes in consumer or other price indices. The Company recognizes lease income on a straight-line basis over the lease term. Lease income in second quarter and first half 2021 and 2020 was $845 and $788, respectively, and $2,075 and $1,526, respectively, and is classified in cash flows from operating activities.

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

Note 13 — Subsequent Event

Subsequent to June 30, 2021, the Company received $2,514 from a certain split dollar life insurance policy on an executive officer. The Company has carried this amount as an asset which represents the cumulative premiums previously paid by the Company on such policy.

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

Net product sales were $114,560 in second quarter 2021 compared to $79,796 in second quarter 2020, an increase of $34,764 or 43.6%. First half 2021 net product sales were $216,355 compared to $182,599 in first half 2020, an increase of $33,756 or 18.5%. Domestic (U.S.) net product sales in second quarter and first half 2021 increased 39.3% and 15.5%, respectively, compared to the corresponding period in the prior year, and, foreign net product sales, including exports to foreign markets, increased 103.5% and 59.7%, respectively, compared to the corresponding periods in the prior year. Second quarter sales reflect effective sales and marketing programs as the economy continues to recover and “re-open” from the adverse effects of the Covid-19 pandemic. The Covid-19 pandemic curtailed and limited access to certain channels of trade where the Company has historically sold its products. Response to this pandemic resulted in the disruption and changes in lifestyles and shopping habits which has adversely affected planned consumer purchases of the Company’s products for “sharing” and “give away” occasions. As the effects of the pandemic subsided throughout first half 2021, the Company had continuing improvement in customer orders and sales. Second quarter 2021 sales also exceeded second quarter 2019 sales by 8% which provides a quarterly sales comparison prior to the pandemic, and first half 2021 sales were 4% ahead of first half 2019 sales.

Product cost of goods sold were $75,948 in second quarter 2021 compared to $50,379 in second quarter 2020, and first half 2021 product cost of goods sold were $141,513 compared to $116,822 in first half 2020. Product cost of goods sold includes $263 and $339 of certain deferred compensation expenses in second quarter 2021 and 2020, respectively, and $416 and $20 of certain deferred compensation expenses in first half 2021 and 2020, respectively. These deferred compensation expenses principally result from the changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Adjusting for the aforementioned, product cost of goods sold increased from $50,040 in second quarter 2020 to $75,685 in second quarter 2021, an increase of $25,645 or 51.2%; and increased from $116,802 in first half 2020 to $141,097 in first half 2021, an increase of $24,295 or 20.8%. As a percentage of net product sales, adjusted product cost of goods sold was 66.1% and 62.7% in second quarter 2021 and 2020, respectively, an unfavorable increase of 3.4 percentage points; and adjusted product cost of goods sold was 65.2% and 64.0% in first half 2021 and 2020, respectively, an unfavorable increase of 1.2 percentage points. Second quarter and first half 2021 adjusted product cost of goods sold as a percentage of sales were adversely affected by increasing costs for ingredients, packaging materials, and certain manufacturing supplies. These increased costs and expenses were more pronounced in second quarter 2021, and we expect these costs to remain at elevated levels for the balance of the year and into 2022. Second quarter product costs of goods sold were also adversely affected by higher than expected sales demand which resulted in additional costs related to our efforts to meet this higher demand. Such higher costs include additional overtime and the scheduling of additional production shifts to meet this higher demand.

Certain cost and expense reductions, which include Company initiatives to reduce costs, mitigated some of the cost increase in adjusted product cost of goods sold in second quarter and first half 2021 when compared to the corresponding periods in the prior year. In response to these higher costs in 2021, the confectionary industry has announced increases in selling prices in order to restore margins, and we have followed with some price increases as well. These price increases will be phased in during the balance of 2021. The Company is focused on the longer term and therefore is continuing to make investments in plant manufacturing operations to meet new consumer and customer demands, achieve product quality improvements, increase operational efficiencies and provide value to consumers.

Selling, marketing and administrative expenses were $32,378 in second quarter 2021 compared to $29,559 in second quarter 2020, and first half 2021 selling, marketing and administrative expenses were $59,187 compared to $45,831 in first half 2020. Selling, marketing and administrative expenses include $5,208 and $9,079 of certain deferred compensation expenses in second quarter 2021 and 2020, respectively, and $8,244 and $23 of certain deferred compensation expenses in first half 2021 and 2020, respectively. As discussed above, these expenses principally result from changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years, and are not reflective of current operating results. Adjusting for the aforementioned deferred compensation expenses, selling, marketing and administrative expenses increased from $20,480 in second quarter 2020 to $27,170 in second quarter 2021, an increase of $6,690 or 32.7%; and selling, marketing and administrative expenses increased from $45,808 in first half 2020 to $50,943 in first half 2021 an increase of $5,135 or 11.2%. As a percentage of net product sales, adjusted selling, marketing and administrative expenses decreased from 25.7% in second quarter 2020 to 23.7% in second quarter 2021, a favorable decrease of 2.0 percentage points as a percent of net product sales, and adjusted selling, marketing and administrative expenses decreased from 25.1% in first half 2020 to 23.5% in first half 2021, a favorable decrease of 1.6 percentage points as a percent of net sales. The decrease in adjusted selling, marketing and administrative expenses as a percentage of net product sales in second quarter and first half 2021 reflects the benefits of certain operational changes and expense reduction initiatives, as well as reduced business travel due to the Covid-19 pandemic.

Selling, marketing and administrative expenses include $12,437 and $8,397 for customer freight, delivery and warehousing expenses in second quarter 2021 and 2020, respectively, an increase of $4,040 or 48.1%, and $22,576 and $19,069 in first half 2021 and 2020, respectively, an increase of $3,507 or 18.4%. These expenses were 10.9% and 10.5% of net product sales in second quarter 2021 and 2020, respectively, and were 10.4% and 10.4% of net product sales in first half 2021 and 2020, respectively. The aforementioned increase in second quarter 2021 reflects increasing costs for over-the-road carriers relating to customer freight and delivery, including higher diesel fuel prices. We expect these higher freight and delivery costs to also continue through the balance of 2021.

Earnings from operations were $6,904 in second quarter 2021 compared to $493 in second quarter 2020, and were $17,314 in first half 2021 compared to $21,237 in first half 2020. Earnings from operations include $5,471 and $9,418 of certain deferred compensation expenses in second quarter 2021 and 2020, respectively, and include $8,660 and $43 of certain deferred compensation expenses in first half 2021 and 2020, respectively, which are discussed above. Adjusting for these deferred compensation costs and expenses, adjusted earnings from operations were $12,375 and $9,911 in second quarter 2021 and 2020, respectively, an increase of $2,464 or 24.9%; and adjusted operating earnings were $25,974 and $21,280 in first half 2021 and 2020, respectively, an increase of $4,694 or 22.1%. The Company’s increase in second quarter and first half 2021 sales, as discussed above, were the principal drivers of these increased adjusted operating earnings in the respective periods.

As a percentage of net product sales, these adjusted operating earnings were 10.8% and 12.4% in second quarter 2021 and 2020, respectively, an unfavorable decrease of 1.6 percentage points; and as a percentage of net product sales, these adjusted operating earnings were 12.0% and 11.7% in first half 2021 and 2020, respectively, a favorable increase of 0.3 percentage points as a percentage of net product sales. The decrease in adjusted operating earnings as a percent of sales in second quarter 2021 principally reflects the increasing costs and expenses discussed above, including additional costs and expense in meeting higher sales demand.

Management believes the comparisons presented in the preceding paragraphs, after adjusting for changes in deferred compensation, are more reflective of the underlying operations of the Company.

Other income, net was $6,244 in second quarter 2021 compared to $9,727 in second quarter 2020, and $10,060 in first half 2021 compared to $4,233 in first half 2020. Other income, net for second quarter 2021 and 2020 includes net gains and investment income of $5,471 and $9,418, respectively, on trading securities which provide an economic hedge of the Company’s deferred compensation liabilities; and other income, net for first half 2021 and 2020 includes net gains and investment income of $8,660 and $43, respectively, on trading securities which provide an economic hedge of the Company’s deferred compensation liabilities. These changes in market values were substantially offset by a like amount of deferred compensation expense included in product cost of goods sold and selling, marketing, and administrative expenses in the respective periods as discussed above. Other income, net for second quarter 2021 and 2020 includes investment income on available for sale securities of $670 and $920 in 2021 and 2020, respectively; and other income, net for first half 2021 and 2020 includes investment income on available for sale securities of $1,386 and $2,101 in 2021 and 2020, respectively. Other income, net also includes pre-tax gain (loss) on foreign exchange of $(268) and $(849) in second quarter 2021 and 2020, respectively, and $(235) and $1,661 in first half 2021 and 2020, respectively.

The consolidated effective tax rates were 25.5% and 27.8% in second quarter 2021 and 2020, respectively, and 24.9% and 24.0% in first half 2021 and 2020, respectively. The Company’s deferred income taxes at June 30, 2021 include $33,444 of U.S. federal deferred income tax liabilities. Should certain proposed U.S. legislation to increase corporate income taxes become law, the Company would record non-cash charge to earnings to reflect the tax effect of higher federal corporate income taxes on its deferred income tax liability effective as of the date that such legislation become law.

Net earnings attributable to Tootsie Roll Industries, Inc. were $9,794 (after $2 net loss attributed to non-controlling interests) in second quarter 2021 compared to $7,388 (after $6 net loss attributed to non-controlling interests) in second quarter 2020, and earnings per share were $0.14 and $0.11 in second quarter 2021 and 2020, respectively, an increase of $0.03 per share, or 27.3%. First half 2021 net earnings attributable to Tootsie Roll Industries, Inc. were $20,561 (after $6 net loss attributed to non-controlling interests) compared to first half 2020 net earnings of $19,370 (after $12 net loss attributed to non-controlling interests), and net earnings per share were $0.30 and $0.28 in first half 2021 and first half 2020, respectively, an increase of $0.02 per share or 7.1%. First half 2021 includes after-tax foreign exchange losses of $176 compared to significant after-tax foreign exchange gains of $1,220 or $0.02 per share in first half 2020, which adversely affects the comparison of first half 2021 net earnings with 2020. Earnings per share attributable to Tootsie Roll Industries, Inc. for second quarter and first half 2021 benefited from the reduction in average shares outstanding resulting from purchases in the open market by the Company of its common stock. Average shares outstanding decreased from 68,641 at second quarter 2020 to 67,564 at second quarter 2021, and from 68,751 in first half 2020 to 67,705 in first half 2021.

Goodwill and intangibles, principally trademarks, are assessed annually as of December 31 or whenever events or circumstances indicate that the carrying values may not be recoverable from future cash flows. The Company has not identified any triggering events, as defined, or other adverse information that would indicate a material impairment of its goodwill or intangibles in first half 2021. The Company’s trademarks have indefinite lives and Company management believes that any adverse effects of the Covid-19 pandemic on net product sales are temporary and do not significantly affect our business model and long-term strategy. Therefore, we do not consider COVID-19 to be a triggering event to accelerate our annual impairments testing. There were no impairments in the comparative first half 2020 period or in calendar year 2020. Although Company management has not identified any trigging events at this time relating to its intangibles, the ultimate effects of the Covid-19 pandemic, including possible longer term effects on consumer lifestyles and behavior, could change this assessment in the future, as discussed below and as outlined in the Company’s risk factors discussed on Form 10-K for the year ended December 31, 2020.

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

The Company has been advised that its withdrawal liability would have been $99,300, $99,800 and $81,600 if it had withdrawn from the Plan during 2020, 2019 and 2018, respectively. The Company’s relative share of the Plan’s contribution base, driven by employer withdrawals, has increased for the last several years, and management believes that this trend could continue indefinitely which will continue to add upward pressure on the Company’s withdrawal liability. In addition, the overall reduction in interest rates in 2020, may increase the value of vested benefits and may increase the Company’s withdrawal liability for 2021.

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

The Company and the union concluded a new labor contract in 2018 which requires the Company’s continued participation in this Plan through September 2022. The amended rehabilitation plan, which also continues, required that employer contributions include 5% compounded annual surcharge increases each year for an unspecified period of time beginning in 2012 as well as certain plan benefit reductions. In fourth quarter 2020, the Plan Trustees advised the Company that the surcharges would no longer increase and therefore be “frozen” at the rates and amounts in effect as of December 31, 2020 provided that the local bargaining union and the Company executed a formal consent agreement by March 31, 2021. The Trustees advised that they have concluded that continuing increases in surcharges would likely have a long-term adverse effect on the solvency of the Plan. The Trustees further concluded that additional increases would result in increasing financial hardships and withdrawals of participating employers, and that this change will not have a material effect on the Plan’s insolvency date. During first quarter 2021, the local bargaining union and the Company executed this agreement which resulted in the “freezing” of such surcharge rates as of December 31, 2020.

The Company’s pension expense for this Plan for first half 2021 and 2020 was $1,557 and $1,504, respectively ($2,866 and $2,961 for twelve months 2020 and 2019, respectively). The aforementioned expense includes surcharges (reflecting the “frozen” surcharge rate) of $549 and $530 for first half 2021 and 2020, respectively ($1,010 and $948 for twelve months 2020 and 2019, respectively), as required under the amended plan of rehabilitation.

Company Management understands that the U.S. American Rescue Plan Act of 2021 legislation passed in first quarter 2021 provides financial assistance to shore up struggling multi-employer plans and forestall insolvency through 2051 for plans in “critical and declining status”. The Company continues to study this legislation with its consulting actuary to determine its effects on the Plan and Company withdrawal liability. This is a complex area, however, based on an initial assessment by the Company’s actuary, the Company does not believe that this legislation will result in a material reduction in its withdrawal liability. Nonetheless, the Company is currently unable to determine the ultimate outcome of the above discussed multi-employer union pension matter and therefore is unable to determine the effects on its consolidated financial statements, but the ultimate outcome could be material to its consolidated results of operations or cash flows in one or more future periods. See also Note 7 in the Company’s Consolidated Financial Statements on Form 10-K for the year ended December 31, 2020.

The Company continues to actively monitor Covid-19, including developing variants, and its potential impact on our operations and financial results, prioritizing employee health and safety. Because the Company has a sizable investment in marketable securities (see Liquidity and Capital Resources section above) the Company continues to be well positioned financially to respond to any further adverse effects of this pandemic, and Covid-19 variants, in the short-term, as well as for a longer period of time if necessary.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows provided by operating activities were $10,778 and $10,880 in first half 2021 and 2020, respectively, an unfavorable decrease of $102. First half 2021 cash flows from operating activities principally benefited from higher net earnings, lower finished goods inventories at June 30, 2021 reflecting higher than planned demand, the timing of production of finished goods, and changes in accounts payable and accrued liabilities in the comparative periods. The aforementioned increases were partially offset by changes in accounts receivable reflecting the timing of net product sales and collections of accounts receivable trade, and changes in income taxes payable, including estimated tax payments in the comparative periods.

Net cash used in investing activities was $52,060 in first half 2021 compared to $17,271 in first half 2020. Cash flows used in investing activities reflect $58,154 and $53,269 of purchases of available for sale securities during first half 2021 and 2020, respectively, and $19,798 and $44,466 of sales and maturities of available for sale securities during first half 2021 and 2020, respectively. First half 2021 and 2020 investing activities include capital expenditures of $12,327 and $6,410, respectively. The Company has committed approximately $25,000 to a rehabilitation upgrade and expansion of one of its manufacturing plants in the U.S. The Company spent approximately $8,000 and $6,000 in 2021 and 2020, respectively, on the aforementioned project. Company management expects future cash outlays for this project to approximate $7,000 during the second half of 2021 and $1,000 in 2022. All capital expenditures are to be funded from the Company’s cash flow from operations and internal sources including available for sale securities.

The Company’s consolidated financial statements include bank borrowings of $986 and $864 at June 30, 2021 and 2020, respectively, all of which relates to its Spanish subsidiary. The Company had no other outstanding bank borrowings at June 30, 2021.

Financing activities include Company common stock purchases and retirements of $17,181 and $12,959 in first half 2021 and 2020, respectively. Cash dividends of $12,034 and $11,853 were paid in first half 2021 and 2020, respectively.

The Company’s current ratio (current assets divided by current liabilities) was 3.7 to 1 at June 30, 2021 compared to 4.6 to 1 at December 31, 2020 and 3.8 to 1 at June 30, 2020. Net working capital was $201,867 at June 30, 2021 compared to $250,851 and $238,517 at December 31, 2020 and June 30, 2020, respectively. The aforementioned net working capital amounts are principally reflected in aggregate cash and cash equivalents and short-term investments of $139,201 at June 30, 2021 compared to $208,931 and $186,385 at December 31, 2020 and June 30, 2020, respectively. In addition, long term investments, principally debt securities comprising corporate bonds, were $264,693 at June 30, 2021, as compared to $220,020 and $186,057 at December 31, 2020 and June 30, 2020, respectively. Aggregate cash and cash equivalents and short and long-term investments were $403,894, $428,951, and $372,442, at June 30, 2021, December 31, 2020 and June 30, 2020, respectively. The aforementioned includes $83,867, $73,828, and $78,285 at June 30, 2021, December 31, 2020 and June 30, 2020, respectively, relating to trading securities which are used as an economic hedge for the Company’s deferred compensation liabilities. Investments in available for sale securities, primarily high quality corporate bonds, that matured during first half 2021 and 2020 were generally used to purchase the Company’s common stock or were replaced with debt securities of similar maturities.

The Company periodically contributes to a VEBA trust, managed and controlled by the Company, to fund the estimated future costs of certain employee health, welfare and other benefits. The Company is currently using these VEBA funds to pay the actual cost of such benefits through most of 2022. The VEBA trust held $7,549, $8,272 and $10,639 of aggregate cash and cash equivalents at June 30, 2021, December 31, 2020 and June 30, 2020, respectively. This asset value is included in prepaid expenses and long-term other assets in the Company’s Consolidated Statement of Financial Position. These assets are categorized as Level 2 within the fair value hierarchy.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of Management, the Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2021 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to Management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information on legal proceedings is included in Note 12 to the Condensed Consolidated Financial Statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the Company’s purchases of its common stock during the quarter ended June 30, 2021:

				Approximate Dollar
	(a) Total		Shares	Value of Shares that
	Number of	(b) Average	Purchased as Part of	May Yet Be Purchased
	Shares	Price Paid per	Publicly Announced Plans	Under the Plans
Period	Purchased	Share	Or Programs	or Programs

Apr 1 to Apr 30	104,985	$32.76	Not Applicable	Not Applicable

May 1 to May 31	142,446	31.81	Not Applicable	Not Applicable

Jun 1 to Jun 30	54,783	32.42	Not Applicable	Not Applicable

Total	302,214	$32.25	Not Applicable	Not Applicable

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

TOOTSIE ROLL INDUSTRIES, INC.

Date:	August 6, 2021	BY:	/S/ELLEN R. GORDON

Ellen R. Gordon
Chairman and Chief
Executive Officer

Date:	August 6, 2021	BY:	/S/G. HOWARD EMBER, JR.

G. Howard Ember, Jr.
Vice President Finance and
Chief Financial Officer