Form 10-Q
period 2021-09-30
TOOTSIE ROLL INDUSTRIES INC
filed 2021-11-09
CIK 98677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (September 30, 2021).

Class	Outstanding

Common Stock, $0.69-4/9 par value	39,332,112
Class B Common Stock, $0.69-4/9 par value	27,804,714

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, par value $0.69-4/9 per share	TR	New York Stock Exchange

TOOTSIE ROLL INDUSTRIES, INC.

SEPTEMBER 30, 2021

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See “Forward-Looking Statements” under Part I — Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands) (Unaudited)

	September 30, 2021	December 31, 2020	September 30, 2020

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$76,210	$166,841	$108,264
Restricted cash	393	415	397
Investments	39,491	42,090	58,265
Accounts receivable trade, less allowances of $2,706, $1,694 and $2,260	80,877	41,209	67,377
Other receivables	3,392	3,894	3,588
Inventories:
Finished goods and work-in-process	46,887	35,583	45,822
Raw materials and supplies	24,948	23,996	25,359
Prepaid expenses	5,706	6,844	5,720
Total current assets	277,904	320,872	314,792

PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	21,710	21,738	21,708
Buildings	123,844	123,883	122,514
Machinery and equipment	421,233	422,506	415,246
Construction in progress	39,687	14,347	15,720
Operating lease right-of-use assets	7,617	858	1,062
	614,091	583,332	576,250
Less - accumulated depreciation	407,765	396,004	391,332
Net property, plant and equipment	206,326	187,328	184,918

OTHER ASSETS:
Goodwill	73,237	73,237	73,237
Trademarks	175,024	175,024	175,024
Investments	280,326	220,020	201,698
Split dollar officer life insurance	-	2,514	26,042
Prepaid expenses and other assets	1,614	4,525	5,744
Deferred income taxes	1,010	1,038	580
Total other assets	531,211	476,358	482,325
Total assets	$1,015,441	$984,558	$982,035

(The accompanying notes are an integral part of these statements.)

(in thousands except per share data) (Unaudited)

	September 30, 2021	December 31, 2020	September 30, 2020

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$24,512	$13,025	$15,880
Bank loans	956	832	933
Dividends payable	6,042	5,948	5,970
Accrued liabilities	57,597	45,099	47,051
Postretirement health care benefits	544	544	598
Operating lease liabilities	1,102	780	948
Income taxes payable	3,884	3,793	6,694
Total current liabilities	94,637	70,021	78,074

NONCURRENT LIABILITIES:
Deferred income taxes	45,441	47,900	47,382
Postretirement health care benefits	12,971	12,943	13,312
Industrial development bonds	7,500	7,500	7,500
Liability for uncertain tax positions	3,177	3,351	3,402
Operating lease liabilities	6,515	78	114
Deferred compensation and other liabilities	88,684	79,665	71,513
Total noncurrent liabilities	164,288	151,437	143,223

TOOTSIE ROLL INDUSTRIES, INC. SHAREHOLDERS’ EQUITY:
Common stock, $.69-4/9 par value - 120,000 shares authorized; 39,332, 39,073 and 39,336, respectively, issued	27,314	27,134	27,317
Class B common stock, $.69-4/9 par value - 40,000 shares authorized; 27,805, 27,012 and 27,025, respectively, issued	19,309	18,758	18,767
Capital in excess of par value	709,880	706,930	715,286
Retained earnings	25,546	32,312	23,299
Accumulated other comprehensive loss	(23,295)	(19,815)	(21,712)
Treasury stock (at cost) - 96, 93 and 93 shares, respectively	(1,992)	(1,992)	(1,992)
Total Tootsie Roll Industries, Inc. shareholders’ equity	756,762	763,327	760,965
Noncontrolling interests	(246)	(227)	(227)
Total equity	756,516	763,100	760,738
Total liabilities and shareholders’ equity	$1,015,441	$984,558	$982,035

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

EARNINGS AND RETAINED EARNINGS

(in thousands except per share amounts) (Unaudited)

	Quarter Ended		Year to Date Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Net product sales	$183,090	$156,962	$399,445	$339,561
Rental and royalty revenue	1,075	835	3,407	2,638
Total revenue	184,165	157,797	402,852	342,199
Product cost of goods sold	118,446	99,187	259,959	216,009
Rental and royalty cost	332	213	1,005	725
Total costs	118,778	99,400	260,964	216,734
Product gross margin	64,644	57,775	139,486	123,552
Rental and royalty gross margin	743	622	2,402	1,913
Total gross margin	65,387	58,397	141,888	125,465
Selling, marketing and administrative expenses	35,743	32,868	94,930	78,699
Earnings from operations	29,644	25,529	46,958	46,766
Other income (loss), net	1,750	5,863	11,810	10,096
Earnings before income taxes	31,394	31,392	58,768	56,862
Provision for income taxes	6,675	6,729	13,494	12,841
Net earnings	24,719	24,663	45,274	44,021
Less: net earnings (loss) attributable to noncontrolling interests	(14)	(10)	(20)	(22)
Net earnings attributable to Tootsie Roll Industries, Inc.	$24,733	$24,673	$45,294	$44,043

Net earnings attributable to Tootsie Roll Industries, Inc. per share	$0.37	$0.36	$0.67	$0.64
Dividends per share *	$0.09	$0.09	$0.27	$0.27

Average number of shares outstanding	67,244	68,393	67,549	68,627

Retained earnings at beginning of period	$6,846	$4,588	$32,312	$40,809
Net earnings attributable to Tootsie Roll Industries, Inc.	24,733	24,673	45,294	44,043
Cash dividends	(6,033)	(5,962)	(18,027)	(17,800)
Stock dividends	-	-	(34,033)	(43,753)
Retained earnings at end of period	$25,546	$23,299	$25,546	$23,299

*Does not include 3% stock dividend to shareholders of record on 3/5/21 and 3/3/20.

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS

(in thousands except per share amounts) (Unaudited)

	Quarter Ended		Year to Date Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Net earnings	$24,719	$24,663	$45,274	$44,021

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(495)	328	(302)	(2,736)

Pension and postretirement reclassification adjustments:
Unrealized gains (losses) for the period on postretirement and pension benefits	-	-	-	-
Less: reclassification adjustment for (gains) losses to net earnings	(352)	(338)	(1,055)	(1,013)
Unrealized gains (losses) on postretirement and pension benefits	(352)	(338)	(1,055)	(1,013)

Investments:
Unrealized gains (losses) for the period on investments	(653)	(461)	(2,182)	1,867
Less: reclassification adjustment for (gains) losses to net earnings	(39)	-	(92)	-
Unrealized gains (losses) on investments	(692)	(461)	(2,274)	1,867

Derivatives:
Unrealized gains (losses) for the period on derivatives	307	610	1,624	388
Less: reclassification adjustment for (gains) losses to net earnings	(922)	10	(2,487)	432
Unrealized gains (losses) on derivatives	(615)	620	(863)	820

Total other comprehensive income (loss), before tax	(2,154)	149	(4,494)	(1,062)
Income tax benefit (expense) related to items of other comprehensive income	400	43	1,014	(405)
Total comprehensive earnings	22,965	24,855	41,794	42,554
Comprehensive earnings (loss) attributable to noncontrolling interests	(14)	(10)	(20)	(22)
Total comprehensive earnings attributable to Tootsie Roll Industries, Inc.	$22,979	$24,865	$41,814	$42,576

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Year to Date Ended
	September 30, 2021	September 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$45,274	$44,021
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation	12,793	13,777
Deferred income taxes	(1,444)	(319)
Amortization of marketable security premiums	2,645	965
Changes in operating assets and liabilities:
Accounts receivable	(39,947)	(22,875)
Other receivables	(291)	281
Inventories	(12,440)	(13,001)
Prepaid expenses and other assets	3,980	2,742
Accounts payable and accrued liabilities	22,182	9,462
Income taxes payable	(83)	5,964
Postretirement health care benefits	(1,026)	(845)
Deferred compensation and other liabilities	510	(16,084)
Net cash provided by operating activities	32,153	24,088
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(22,930)	(11,425)
Repayment of premiums on split dollar life insurance policies	2,514	-
Purchases of trading securities	(2,108)	(2,718)
Sales of trading securities	582	17,673
Purchase of available for sale securities	(87,060)	(82,862)
Sale and maturity of available for sale securities	34,510	67,215
Net cash from (used in) investing activities	(74,492)	(12,117)
CASH FLOWS FROM FINANCING ACTIVITIES:
Shares purchased and retired	(30,184)	(23,505)
Dividends paid in cash	(18,100)	(17,850)
Proceeds from bank loans	2,970	3,048
Repayment of bank loans	(2,798)	(2,900)
Net cash used in financing activities	(48,112)	(41,207)
Effect of exchange rate changes on cash	(202)	(1,443)
Increase (Decrease) in cash and cash equivalents	(90,653)	(30,679)
Cash, cash equivalents and restricted cash at beginning of year	167,256	139,340
Cash, cash equivalents and restricted cash at end of quarter	$76,603	$108,661
Supplemental cash flow information:
Income taxes paid/(received), net	$15,237	$6,904
Interest paid	$5	$53
Stock dividend issued	$64,667	$63,402

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Results of operations for the period ended September 30, 2021 are not necessarily indicative of results to be expected for the year to end December 31, 2021 because of the seasonal nature of the Company’s operations. Historically, the third quarter has been the Company’s largest net product sales quarter due to pre-Halloween net product sales.

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

Revenue Recognition

The Company’s revenues, primarily net product sales, principally result from the sale of goods, reflect the consideration to which the Company expects to be entitled generally based on customer purchase orders. The Company records revenue based on a five-step model in accordance with Accounting Standards Codification ("ASC") Topic 606 which became effective January 1, 2018. Adjustments for estimated customer cash discounts upon payment, discounts for price adjustments, product returns, allowances, and certain advertising and promotional costs, including consumer coupons, are variable consideration and are recorded as a reduction of net product sales revenue in the same period the related net product sales are recorded. Such estimates are calculated using historical averages adjusted for any expected changes due to current business conditions and experience. A net product sale is recorded when the Company delivers the product to the customer, or in certain instances, the customer picks up the goods at the Company’s distribution center, and thereby obtains control of such product. Amounts billed and due from our customers are classified as accounts receivable trade on the balance sheet and require payment on a short-term basis. Accounts receivable trade are unsecured. Shipping and handling costs of $17,743 and $12,356 in third quarter 2021 and 2020, respectively, and $40,319 and $31,425 in nine months 2021 and 2020, respectively, are included in selling, marketing and administrative expenses. A minor amount of royalty income (less than 0.2% of our consolidated net product sales) is also recognized from sales-based licensing arrangements, pursuant to which revenue is recognized as the third-party licensee sales occur. Rental income (approximately 1% of our consolidated net product sales) is not considered revenue from contracts from customers.

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

Note 2 — Average Shares Outstanding

The average number of shares outstanding for nine months 2021 reflects aggregate stock purchases of 921 shares for $30,184 and a 3% stock dividend of 1,970 shares distributed on April 2, 2021. The average number of shares outstanding for nine months 2020 reflects aggregate stock purchases of 705 shares for $23,505 and a 3% stock dividend of 1,942 shares distributed on April 3, 2020.

Note 3 — Income Taxes

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company remains subject to examination by U.S. federal and state and foreign tax authorities for the years 2018 through 2020. The Company’s consolidated effective income tax rate was 21.3% and 21.4% in third quarter 2021 and 2020, respectively, and 23.0% and 22.6% in nine months 2021 and 2020, respectively.

NOTE 4—Share Capital and Capital In Excess of Par Value:

							Capital in
			Class B				Excess
	Common Stock		Common Stock		Treasury Stock		of Par
	Shares	Amount	Shares	Amount	Shares	Amount	Value
	(000’s)		(000’s)		(000’s)
Balance at June 30, 2021	39,700	$27,569	27,821	$19,320	96	$(1,992)	$722,617
Issuance of 3% stock dividend	—	—	—	—	—	—	—
Conversion of Class B common shares to common shares	16	11	(16)	(11)	—	—	—
Purchase and retirement of common shares and other	(384)	(266)	—	—	—	—	(12,737)
Balance at September 30, 2021	39,332	$27,314	27,805	$19,309	96	$(1,992)	$709,880

Balance at June 30, 2020	39,664	$27,544	27,025	$18,767	93	$(1,992)	$725,605
Issuance of 3% stock dividend	—	—	—	—	—	—	—
Conversion of Class B common shares to common shares	—	—	—	—	—	—	—
Purchase and retirement of common shares and other	(328)	(227)	-	—	—	—	(10,319)
Balance at September 30, 2020	39,336	$27,317	27,025	$18,767	93	$(1,992)	$715,286

Balance at December 31, 2020	39,073	$27,134	27,012	$18,758	93	$(1,992)	$706,930
Issuance of 3% stock dividend	1,163	808	809	562	3	—	32,495
Conversion of Class B common shares to common shares	16	11	(16)	(11)	—	—	—
Purchase and retirement of common shares and other	(920)	(639)	—	—	—	—	(29,545)
Balance at September 30, 2021	39,332	$27,314	27,805	$19,309	96	$(1,992)	$709,880

Balance at December 31, 2019	38,836	$26,969	26,287	$18,254	90	$(1,992)	$696,059
Issuance of 3% stock dividend	1,157	803	786	547	3	—	42,243
Conversion of Class B common shares to common shares	48	34	(48)	(34)	—	—	—
Purchase and retirement of common shares and other	(705)	(489)	—	—	—	—	(23,016)
Balance at September 30, 2020	39,336	$27,317	27,025	$18,767	93	$(1,992)	$715,286

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

As of September 30, 2021, December 31, 2020 and September 30, 2020, the Company held certain financial assets that are required to be measured at fair value on a recurring basis. These included derivative hedging instruments related to the purchase of certain raw materials and foreign currencies, investments in trading securities and available for sale securities. The Company’s available for sale securities principally consist of corporate bonds.

The following table presents information about the Company’s financial assets and liabilities measured at fair value as of September 30, 2021, December 31, 2020 and September 30, 2020 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Estimated Fair Value September 30, 2021
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$76,210	$76,210	$-	$-
Available for sale securities	235,912	2,313	233,599	-
Foreign currency forward contracts	504	-	504	-
Commodity futures contracts	352	352	-	-
Trading securities	83,905	70,762	13,143	-
Total assets measured at fair value	$396,883	$149,637	$247,246	$-

	Estimated Fair Value December 31, 2020
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$166,841	$166,841	$-	$-
Available for sale securities	188,282	3,149	185,133	-
Foreign currency forward contracts	778	-	778	-
Commodity futures contracts, net	941	941	-	-
Trading securities	73,828	61,431	12,397	-
Total assets measured at fair value	$430,670	$232,362	$198,308	$-

	Estimated Fair Value September 30, 2020
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$108,264	$108,264	$-	$-
Available for sale securities	193,843	3,173	190,670	-
Foreign currency forward contracts	539	-	539	-
Commodity futures contracts	415	415	-	-
Trading securities	66,120	53,504	12,616	-
Total assets measured at fair value	$369,181	$165,356	$203,825	$-

The fair value of the Company’s industrial revenue development bonds at September 30, 2021, December 31, 2020 and September 30, 2020 were valued using Level 2 inputs which approximates the carrying value of $7,500 for the respective periods. Interest rates on these bonds are reset weekly based on current market conditions.

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

Changes in the fair value of the Company’s cash flow hedges are recorded in accumulated other comprehensive loss, net of tax, and are reclassified to earnings in the periods in which earnings are affected by the hedged item. Substantially all amounts reported in accumulated other comprehensive loss for commodity derivatives are expected to be reclassified to cost of goods sold. Approximately $352 of this accumulated comprehensive gain is expected to be reclassified to earnings in 2022. Approximately $102 and $402 reported in accumulated other comprehensive gain for foreign currency derivatives are expected to be reclassified to other income, net in 2021and 2022, respectively.

The following table summarizes the Company’s outstanding derivative contracts and their effects on its Condensed Consolidated Statements of Financial Position at September 30, 2021, December 31, 2020 and September 30, 2020:

	September 30, 2021
	Notional
	Amounts	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign currency forward contracts	$3,995	$504	$-
Commodity futures contracts	2,730	352	-
Total derivatives		$856	$-

	December 31, 2020
	Notional
	Amounts	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign currency forward contracts	$6,391	$778	$—
Commodity futures contracts	4,010	941	—
Total derivatives		$1,719	$-

	September 30, 2020
	Notional
	Amounts	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign currency forward contracts	$7,483	$539	$-
Commodity futures contracts	4,010	415	-
Total derivatives		$954	$-

The effects of derivative instruments on the Company’s Condensed Consolidated Statements of Earnings and Retained Earnings and the Condensed Consolidated Statements of Comprehensive Earnings for periods ended September 30, 2021 and September 30, 2020 are as follows:

	For Quarter Ended September 30, 2021
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$(107)	$106	$-
Commodity futures contracts	414	816	-
Total	$307	$922	$-

	For Quarter Ended September 30, 2020
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$194	$82	$-
Commodity futures contracts	416	(92)	-
Total	$610	$(10)	$-

	For Year to Date Ended September 30, 2021
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$66	$340	$-
Commodity futures contracts	1,558	2,147	-
Commodity option contracts	-	-	-
Total	$1,624	$2,487	$-

	For Year to Date Ended September 30, 2020
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$341	$(185)	$-
Commodity futures contracts	47	(247)	-
Total	$388	$(432)	$-

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

The amended rehabilitation plan, which continues, requires that employer contributions include 5% compounded annual surcharge increases each year for an unspecified period of time beginning January 2013 (in addition to the 5% interim surcharge initiated in 2012) as well as certain plan benefit reductions. In fourth quarter 2020, the Plan Trustees advised the Company that the surcharges would no longer increase and therefore be “frozen” at the rates and amounts in effect as of December 31, 2020 provided that the local bargaining union and the Company executed a formal consenting agreement by March 31, 2021. During first quarter 2021, the local bargaining union and the Company executed this agreement which resulted in the “freezing” of such surcharges as of December 31, 2020. The Company’s pension expense for this Plan for nine months 2021 and 2020 was $2,419 and $2,226, respectively ($2,866 and $2,961 for twelve months 2020 and 2019, respectively). The aforementioned expense includes surcharges of $853 and $785 for nine months 2021 and 2020, respectively ($1,010 and $948 for twelve months 2020 and 2019, respectively), as required under the amended plan of rehabilitation.

The Company is currently unable to determine the ultimate outcome of the above discussed matter and therefore is unable to determine the effects on its consolidated financial statements, but the ultimate outcome or the effects of any modifications to the current amended rehabilitation plan could be material to its consolidated results of operations or cash flows in one or more future periods.

Note 8 — Accumulated Other Comprehensive Earnings (Loss)

Accumulated Other Comprehensive Earnings (Loss) consists of the following components:

						Accumulated
	Foreign		Foreign		Postretirement	Other
	Currency		Currency	Commodity	and Pension	Comprehensive
	Translation	Investments	Derivatives	Derivatives	Benefits	Earnings (Loss)
Balance at June 30, 2021	$(24,388)	$793	$543	$572	$939	$(21,541)
Other comprehensive earnings (loss) before reclassifications	(495)	(496)	(82)	313	-	(760)
Reclassifications from accumulated other comprehensive loss	-	(29)	(81)	(618)	(266)	(994)
Other comprehensive earnings (loss) net of tax	(495)	(525)	(163)	(305)	(266)	(1,754)
Balance at September 30, 2021	$(24,883)	$268	$380	$267	$673	$(23,295)

Balance at June 30, 2020	$(26,432)	$2,647	$324	$(70)	$1,627	$(21,904)
Other comprehensive earnings (loss) before reclassifications	328	(350)	146	316	-	440
Reclassifications from accumulated other comprehensive loss	-	-	(62)	69	(255)	(248)
Other comprehensive earnings (loss) net of tax	328	(350)	84	385	(255)	192
Balance at September 30, 2020	$(26,104)	$2,297	$408	$315	$1,372	$(21,712)

Balance at December 31, 2020	$(24,581)	$1,992	$589	$713	$1,472	$(19,815)
Other comprehensive earnings (loss) before reclassifications	(302)	(1,655)	49	1,182	-	(726)
Reclassifications from accumulated other comprehensive loss	-	(69)	(258)	(1,628)	(799)	(2,754)
Other comprehensive earnings (loss) net of tax	(302)	(1,724)	(209)	(446)	(799)	(3,480)
Balance at September 30, 2021	$(24,883)	$268	$380	$267	$673	$(23,295)

Balance at December 31, 2019	$(23,368)	$882	$10	$92	$2,139	$(20,245)
Other comprehensive earnings (loss) before reclassifications	(2,736)	1,415	258	36	-	(1,027)
Reclassifications from accumulated other comprehensive loss	-	-	140	187	(767)	(440)
Other comprehensive earnings (loss) net of tax	(2,736)	1,415	398	223	(767)	(1,467)
Balance at September 30, 2020	$(26,104)	$2,297	$408	$315	$1,372	$(21,712)

The amounts reclassified from accumulated other comprehensive income (loss) consisted of the following:

Details about Accumulated Other	Quarter Ended		Year to Date Ended		Location of (Gain) Loss
Comprehensive Income Components	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020	Recognized in Earnings
Investments	$(39)	$-	$(92)	$-	Other income, net
Foreign currency derivatives	(106)	(82)	(340)	185	Other income, net
Commodity derivatives	(816)	92	(2,147)	247	Product cost of goods sold
Postretirement and pension benefits	(352)	(338)	(1,055)	(1,013)	Other income, net
Total before tax	(1,313)	(328)	(3,634)	(581)
Tax (expense) benefit	319	80	880	141
Net of tax	$(994)	$(248)	$(2,754)	$(440)

Note 9 — Restricted Cash

Restricted cash comprises certain cash deposits of the Company’s Spanish subsidiary with international banks that are pledged as collateral for letters of credit and bank borrowings.

Note 10 — Bank Loans

Bank loans consist of short term (less than 120 days) borrowings by the Company’s Spanish subsidiary that are held by international banks. The weighted-average interest rate as of September 30, 2021 and 2020 was 3.1% and 3.0%, respectively.

Note 11 — Leases

The Company leases certain buildings, land and equipment that are classified as operating leases. These leases have remaining lease terms of up to approximately 3 years.  In the third quarter and nine months of 2021 and 2020, operating lease cost and cash paid for operating lease liabilities totaled $272 and $257, respectively, and $781 and $751, respectively, which is classified in cash flows from operating activities.  As of September 30, 2021 and 2020, operating lease right-of-use assets and operating lease liabilities were $7,617 and $1,062, respectively. The weighted-average remaining lease term related to these operating leases was 8.1 years and 1.0 years as of September 30, 2021 and 2020, respectively. The weighted-average discount rate related to the Company’s operating leases was 2.3% and 3.0% as of September 30, 2021 and 2020, respectively. Maturities of the Company’s operating lease liabilities at September 30, 2021 are as follows: $279 in 2021 (rest of year), $1,011 in 2022, $725 in 2023, $421 in 2024, $422 in 2025 and $4,759 thereafter.

The Company, as lessor, rents certain commercial real estate to third-party lessees. The September 30, 2021 and 2020 cost related to these leased properties was $51,402 and $36,378, respectively, and the accumulated depreciation related to these leased properties was $15,314 and $10,794, respectively. Terms of such leases, including renewal options, may be extended for up to sixty years, many of which provide for periodic adjustment of rent payments based on changes in consumer or other price indices. The Company recognizes lease income on a straight-line basis over the lease term. Lease income in third quarter and nine months 2021 and 2020 was $945 and $802, respectively, and $3,021 and $2,328, respectively, and is classified in cash flows from operating activities.

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

Net product sales were $183,090 in third quarter 2021 compared to $156,962 in third quarter 2020, an increase of $26,128 or 16.6%. Nine months 2021 net product sales were $399,445 compared to $339,561 in nine months 2020, an increase of $59,884 or 17.6%. Domestic (U.S.) net product sales in third quarter and nine months 2021 increased 13.7% and 14.6%, respectively, compared to the corresponding period in the prior year, and, foreign net product sales, including exports to foreign markets, increased 64.8% and 61.8%, respectively, compared to the corresponding periods in the prior year. For the third quarter and nine months 2021, domestic sales represented 91.8% and 91.3%, respectively, of total consolidated net product sales.

Third quarter sales reflect effective sales and marketing programs as the economy continues to recover and “re-open” from the adverse effects of the Covid-19 pandemic. The Covid-19 pandemic curtailed and limited access to certain channels of trade where the Company has historically sold its products. Response to this pandemic resulted in the disruption and changes in lifestyles and shopping habits which has adversely affected planned consumer purchases of the Company’s products for “sharing” and “give away” occasions. As the effects of the pandemic subsided throughout nine months 2021, the Company had continuing improvement in customer orders and sales. Third quarter 2021 sales also exceeded third quarter 2019 sales by 0.6% which provides a quarterly sales comparison prior to the pandemic, and nine months 2021 sales were 2.7% ahead of nine months 2019 sales.

Product cost of goods sold were $118,446 in third quarter 2021 compared to $99,187 in third quarter 2020, and nine months 2021 product cost of goods sold were $259,959 compared to $216,009 in nine months 2020. Product cost of goods sold includes $(5) and $225 of certain deferred compensation expenses (credits) in third quarter 2021 and 2020, respectively, and $411 and $245 of certain deferred compensation expenses in nine months 2021 and 2020, respectively. These deferred compensation expenses (credits) principally result from the changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Adjusting for the aforementioned, product cost of goods sold increased from $98,962 in third quarter 2020 to $118,451 in third quarter 2021, an increase of $19,489 or 19.7%; and increased from $215,764 in nine months 2020 to $259,548 in nine months 2021, an increase of $43,784 or 20.3%. As a percentage of net product sales, adjusted product cost of goods sold was 64.7% and 63.0% in third quarter 2021 and 2020, respectively, an unfavorable increase of 1.7 percentage points; and adjusted product cost of goods sold was 65.0% and 63.5% in nine months 2021 and 2020, respectively, an unfavorable increase of 1.5 percentage points. Third quarter and nine months 2021 adjusted product cost of goods sold as a percentage of sales were adversely affected by increasing costs for ingredients, packaging materials, and certain manufacturing supplies. These increased costs and expenses were more pronounced in third quarter 2021, and we expect these costs to remain at elevated levels for the balance of the year and into 2022. Third quarter product costs of goods sold were also adversely affected by higher than expected sales demand coupled with supply chain challenges, including longer lead times and delays in supplier deliveries, which resulted in additional costs related to our efforts to meet this higher demand. Such higher costs include additional overtime and the scheduling of additional production days and shifts at our manufacturing plants to meet this higher demand.

Certain cost and expense reductions, which include Company initiatives to reduce costs, mitigated some of the cost increase in adjusted product cost of goods sold in third quarter and nine months 2021 compared to the corresponding periods in the prior year. The Company is focused on the longer term and therefore is continuing to make investments in plant manufacturing operations to meet new consumer and customer demands, achieve product quality improvements, increase operational efficiencies and provide value to consumers.

Selling, marketing and administrative expenses were $35,743 in third quarter 2021 compared to $32,868 in third quarter 2020, and nine months 2021 selling, marketing and administrative expenses were $94,930 compared to $78,699 in nine months 2020. Selling, marketing and administrative expenses include $(103) and $4,622 of certain deferred compensation expenses (credits) in third quarter 2021 and 2020, respectively, and $8,141 and $4,645 of certain deferred compensation expenses in nine months 2021 and 2020, respectively. As discussed above, these expenses (credits) principally result from changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years, and are not reflective of current operating results. Adjusting for the aforementioned deferred compensation expenses (credits), selling, marketing and administrative expenses increased from $28,246 in third quarter 2020 to $35,846 in third quarter 2021, an increase of

$7,600 or 26.9%; and selling, marketing and administrative expenses increased from $74,054 in nine months 2020 to $86,789 in nine months 2021 an increase of $12,735 or 17.2%. As a percentage of net product sales, adjusted selling, marketing and administrative expenses increased from 18.0% in third quarter 2020 to 19.6% in third quarter 2021, an unfavorable increase of 1.6 percentage points as a percent of net product sales, and adjusted selling, marketing and administrative expenses decreased from 21.8% in nine months 2020 to 21.7% in nine months 2021, a favorable decrease of 0.1 percentage points as a percent of net sales. The decrease in adjusted selling, marketing and administrative expenses as a percentage of net product sales in nine months 2021 reflects the benefits of certain operational changes and expense reduction initiatives.

Selling, marketing and administrative expenses include $17,743 and $12,356 for customer freight, delivery and warehousing expenses in third quarter 2021 and 2020, respectively, an increase of $5,387 or 43.6%, and $40,319 and $31,425 in nine months 2021 and 2020, respectively, an increase of $8,894 or 28.3%. These expenses were 9.7% and 7.9% of net product sales in third quarter 2021 and 2020, respectively, and were 10.1% and 9.3% of net product sales in nine months 2021 and 2020, respectively. The aforementioned increase in third quarter and nine months 2021 reflects increasing costs for over-the-road carriers relating to customer freight and delivery, including higher diesel fuel prices which are passed on to us in higher fuel surcharges. We expect these higher freight and delivery costs to continue through the balance of 2021 and may increase further in 2022.

Earnings from operations were $29,644 in third quarter 2021 compared to $25,529 in third quarter 2020, and were $46,958 in nine months 2021 compared to $46,766 in nine months 2020. Earnings from operations include $(108) and $4,847 of certain deferred compensation expenses (credits) in third quarter 2021 and 2020, respectively, and include $8,552 and $4,890 of certain deferred compensation expenses in nine months 2021 and 2020, respectively, which are discussed above. Adjusting for these deferred compensation costs and expenses (credits), adjusted earnings from operations were $29,536 and $30,376 in third quarter 2021 and 2020, respectively, a decrease of $840 or 2.8%; and adjusted operating earnings were $55,510 and $51,656 in nine months 2021 and 2020, respectively, an increase of $3,854 or 7.5%. The Company uses the Last-In-First-Out (LIFO) method of accounting for inventory and costs of goods sold which results in lower current income taxes during such periods of increasing costs, but this method does charge the most current costs to cost of goods sold and thereby accelerates the realization of these higher costs. Although the LIFO method generally provides higher current income tax benefits, this acceleration of increasing costs does adversely impact reported results until such time as costs stabilize or decrease.

The Company’s input costs continued to escalate in third quarter 2021 and we expect even higher costs in 2022 as our 2021 supply contracts and hedging programs come to closure and new contracts and hedging at higher 2022 costs begin to take effect. Higher commodity markets are driving up our key ingredients, packaging materials and energy costs, including the adverse effects of higher energy costs on freight and delivery fuel surcharges and plant manufacturing utilities. We expect these higher costs and resulting overall increases in inflation, some of which is driven by supply chain challenges, to continue through 2022. In response to these higher input costs, the confectionary industry, as well as many companies in the broader consumer products industry, has announced increases in selling prices with the objective of restoring some of the resulting margin declines, and we have followed with price increases as well. These price increases will be phased in primarily during fourth quarter 2021 and the beginning of 2022. Although the Company continues to monitor these higher costs and price increases in the industry, we are mindful of the effects and limits of passing on all of the above discussed higher input costs to consumers of our products.

As a percentage of net product sales, these adjusted operating earnings were 16.1% and 19.4% in third quarter 2021 and 2020, respectively, an unfavorable decrease of 3.3 percentage points; and as a percentage of net product sales, these adjusted operating earnings were 13.9% and 15.2% in nine months 2021 and 2020, respectively, an unfavorable decrease of 1.3 percentage points as a percentage of net product sales. Although higher third quarter and nine months 2021 sales contributed to improved operating earnings compared to the corresponding prior year periods, higher input costs mitigated much of the benefits of increased sales. The Company’s increasing input costs, supply chain challenges and disruptions, and increased costs to meet higher than expected demand as discussed above, were the principal drivers of lower adjusted operating earnings in third quarter 2021.

Management believes the comparisons presented in the preceding paragraphs, after adjusting for changes in deferred compensation, are more reflective of the underlying operations of the Company.

Other income, net was $1,750 in third quarter 2021 compared to $5,863 in third quarter 2020, and $11,810 in nine months 2021 compared to $10,096 in nine months 2020. Other income, net for third quarter 2021 and 2020 includes net gains (losses) and investment income of $(108) and $4,847, respectively, on trading securities which provide an economic hedge of the Company’s deferred compensation liabilities; and other income, net for nine months 2021 and 2020 includes net gains and investment income of $8,552 and $4,890, respectively, on trading securities which provide an economic hedge of the Company’s deferred compensation liabilities. These changes in market values were substantially offset by a like amount of deferred compensation expense included in product cost of goods sold and selling, marketing, and administrative expenses in the respective periods as discussed above. Other income, net for third quarter 2021 and 2020 includes investment income on available for sale securities of $714 and $950 in 2021 and 2020, respectively; and other income, net for nine months 2021 and 2020 includes investment income on available for sale securities of $2,100 and $3,051 in 2021 and 2020, respectively. Other income, net also includes pre-tax gain (loss) on foreign exchange of $742 and $(222) in third quarter 2021 and 2020, respectively, and $507 and $1,440 in nine months 2021 and 2020, respectively.

The consolidated effective tax rates were 21.3% and 21.4% in third quarter 2021 and 2020, respectively, and 23.0% and 22.6% in nine months 2021 and 2020, respectively. The Company’s deferred income taxes at September 30, 2021 include approximately $32,000 of U.S. federal deferred income tax liabilities. Should certain proposed U.S. legislation to increase corporate income taxes become law, the Company would record non-cash charge to earnings to reflect the tax effect of higher federal corporate income taxes on its deferred income tax liability effective as of the date that such legislation becomes law.

Net earnings attributable to Tootsie Roll Industries, Inc. were $24,733 (after $14 net loss attributed to non-controlling interests) in third quarter 2021 compared to $24,673 (after $10 net loss attributed to non-controlling interests) in third quarter 2020, and earnings per share were $0.37 and $0.36 in third quarter 2021 and 2020, respectively, an increase of $0.01 per share, or 2.7%. Nine months 2021 net earnings attributable to Tootsie Roll Industries, Inc. were $45,294 (after $20 net loss attributed to non-controlling interests) compared to nine months 2020 net earnings of $44,043 (after $22 net loss attributed to non-controlling interests), and net earnings per share were $0.67 and $0.64 in nine months 2021 and nine months 2020, respectively, an increase of $0.03 per share or 4.7%. Earnings per share attributable to Tootsie Roll Industries, Inc. for third quarter and nine months 2021 benefited from the reduction in average shares outstanding resulting from purchases in the open market by the Company of its common stock. Average shares outstanding decreased from 68,393 at third quarter 2020 to 67,244 at third quarter 2021, and from 68,627 in nine months 2020 to 67,549 in nine months 2021.

Goodwill and intangibles, principally trademarks, are assessed annually as of December 31 or whenever events or circumstances indicate that the carrying values may not be recoverable from future cash flows. The Company has not identified any triggering events, as defined, or other adverse information that would indicate a material impairment of its goodwill or intangibles in nine months 2021. The Company’s trademarks have indefinite lives and Company management believes that any adverse effects of the Covid-19 pandemic on net product sales are temporary and do not significantly affect our business model and long-term strategy. Therefore, we do not consider COVID-19 to be a triggering event to accelerate our annual impairments testing. There were no impairments in the comparative nine months 2020 period or in calendar year 2020. Although Company management has not identified any trigging events at this time relating to its intangibles, the ultimate effects of the Covid-19 pandemic, including possible longer term effects on consumer lifestyles and behavior, could change this assessment in the future, as outlined in the Company’s risk factors discussed on Form 10-K for the year ended December 31, 2020.

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

The Company’s pension expense for this Plan for nine months 2021 and 2020 was $2,419 and $2,226, respectively ($2,866 and $2,961 for twelve months 2020 and 2019, respectively). The aforementioned expense includes surcharges

(reflecting the “frozen” surcharge rate) of $853 and $785 for nine months 2021 and 2020, respectively ($1,010 and $948 for twelve months 2020 and 2019, respectively), as required under the amended plan of rehabilitation.

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

The Company continues to actively monitor Covid-19, including existing and developing variants, and its potential impact on our operations and financial results, prioritizing employee health and safety. Because the Company has a sizable investment in marketable securities (see Liquidity and Capital Resources section above), the Company continues to be well positioned financially to respond to any further adverse effects of this pandemic, and Covid-19 variants, in the short and intermediate-terms, as well as for a longer period of time if necessary.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows provided by operating activities were $32,153 and $24,088 in nine months 2021 and 2020, respectively, a favorable increase of $8,065. Nine months 2021 cash flows from operating activities principally benefited from higher net earnings and changes in accounts payable and accrued liabilities, and deferred compensation and other liabilities in the comparative periods. The aforementioned increases were partially offset by changes in accounts receivable reflecting the timing of net product sales and collections of accounts receivable trade, and changes in income taxes payable, including estimated tax payments in the comparative periods.

Net cash used in investing activities was $74,492 in nine months 2021 compared to $12,117 in nine months 2020. Cash flows used in investing activities reflect $87,060 and $82,862 of purchases of available for sale securities during nine months 2021 and 2020, respectively, and $34,510 and $67,215 of sales and maturities of available for sale securities during nine months 2021 and 2020, respectively. Nine months 2021 and 2020 investing activities include capital expenditures of $22,930 and $11,425, respectively. The Company has committed approximately $25,000 to a rehabilitation upgrade and expansion of one of its manufacturing plants in the U.S. The Company spent approximately $14,000, $6,000 and $3,000 in 2021, 2020 and 2019, respectively, on the aforementioned project. Company management expects future cash outlays for this project to approximate $1,000 during the remainder of 2021 and $1,000 in 2022. All capital expenditures are to be funded from the Company’s cash flow from operations and internal sources including available for sale securities.

The Company’s consolidated financial statements include bank borrowings of $956 and $933 at September 30, 2021 and 2020, respectively, all of which relates to its Spanish subsidiary. The Company had no other outstanding bank borrowings at September 30, 2021.

Financing activities include Company common stock purchases and retirements of $30,184 and $23,505 in nine months 2021 and 2020, respectively. Cash dividends of $18,100 and $17,850 were paid in nine months 2021 and 2020, respectively.

The Company’s current ratio (current assets divided by current liabilities) was 2.9 to 1 at September 30, 2021 compared to 4.6 to 1 at December 31, 2020 and 4.4 to 1 at September 30, 2020. Net working capital was $183,267 at September 30, 2021 compared to $250,851 and $236,718 at December 31, 2020 and September 30, 2020, respectively. The aforementioned net working capital amounts are principally reflected in aggregate cash and cash equivalents and short-term investments of $115,701 at September 30, 2021 compared to $208,931 and $166,529 at December 31, 2020 and September 30, 2020, respectively. In addition, long term investments, principally debt securities comprising corporate bonds, were $280,326 at September 30, 2021, as compared to $220,020 and $201,698 at December 31, 2020 and September 30, 2020, respectively. Aggregate cash and cash equivalents and short and long-term investments were

$396,027, $428,951, and $368,227, at September 30, 2021, December 31, 2020 and September 30, 2020, respectively. The aforementioned includes $83,905, $73,828, and $66,120 at September 30, 2021, December 31, 2020 and September 30, 2020, respectively, relating to trading securities which are used as an economic hedge for the Company’s deferred compensation liabilities. Investments in available for sale securities, primarily high quality corporate bonds, that matured during nine months 2021 and 2020 were generally used to purchase the Company’s common stock or were replaced with debt securities of similar maturities.

The Company periodically contributes to a VEBA trust, managed and controlled by the Company, to fund the estimated future costs of certain employee health, welfare and other benefits. The Company is currently using these VEBA funds to pay the actual cost of such benefits through most of 2022. The VEBA trust held $5,308, $8,272 and $9,826 of aggregate cash and cash equivalents at September 30, 2021, December 31, 2020 and September 30, 2020, respectively. This asset value is included in prepaid expenses and long-term other assets in the Company’s Consolidated Statement of Financial Position. These assets are categorized as Level 2 within the fair value hierarchy.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to various market risks, including fluctuations in and sufficient availability of sugar, corn syrup, edible oils, including palm oils, cocoa, dextrose, milk and whey, gum-base input ingredients, packaging, and fuel costs principally relating to freight and delivery fuel surcharges. The Company generally enters into annual supply contracts and hedges certain commodities (primarily sugar) to control and plan for such costs changes, however, the Company sees continuing increases in its costs in 2022 as the Company’s prior 2021 supply contracts and hedges come to closure. The Company is exposed to exchange rate fluctuations in the Canadian dollar which is the currency used for a portion of the raw material and packaging material costs and all labor, benefits and local plant operating costs at its Canadian plants. The Company is exposed to exchange rate fluctuations in Mexico, Canada, and Spain where its subsidiaries sell products in their local currencies. The Company invests in securities with maturities dates of up to approximately three years which are generally held to maturity, and variable rate demand notes where interest rates are generally reset weekly, all of which limits the Company’s exposure to interest rate fluctuations. There have been no material changes in the Company’s market risks that would significantly affect the disclosures made in the Form 10-K for the year ended December 31, 2020.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of Management, the Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2021 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to Management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information on legal proceedings is included in Note 12 to the Condensed Consolidated Financial Statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the Company’s purchases of its common stock during the quarter ended September 30, 2021:

				Approximate Dollar
	(a) Total		Shares	Value of Shares that
	Number of	(b) Average	Purchased as Part of	May Yet Be Purchased
	Shares	Price Paid per	Publicly Announced Plans	Under the Plans
Period	Purchased	Share	Or Programs	or Programs

Jul 1 to Jul 31	29,000	$33.98	Not Applicable	Not Applicable

Aug 1 to Aug 31	285,459	34.56	Not Applicable	Not Applicable

Sep 1 to Sep 30	70,000	30.73	Not Applicable	Not Applicable

Total	384,459	$33.81	Not Applicable	Not Applicable

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

TOOTSIE ROLL INDUSTRIES, INC.

Date:	November 9, 2021	BY:	/S/ELLEN R. GORDON

Ellen R. Gordon
Chairman and Chief
Executive Officer

Date:	November 9, 2021	BY:	/S/G. HOWARD EMBER, JR.

G. Howard Ember, Jr.
Vice President Finance and
Chief Financial Officer