Form 10-K
period 2021-12-31
TOOTSIE ROLL INDUSTRIES INC
filed 2022-03-01
CIK 98677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of February 18, 2022, there were outstanding 39,344,651 shares of Common Stock par value $.69-4/9 per share, and 27,792,175 shares of Class B Common Stock par value $.69-4/9 per share.

As of June 30, 2021 the aggregate market value of the Common Stock (based upon the closing price of the stock on the New York Stock Exchange on such date) held by non-affiliates was approximately $569,327,000. Class B Common Stock is not traded on any exchange, is restricted as to transfer or other disposition, but is convertible into Common Stock on a share-for-share basis. Upon such conversion, the resulting shares of Common Stock are freely transferable and publicly traded. Assuming all 27,821,453 shares of outstanding Class B Common Stock were converted into Common Stock, the aggregate market value of Common Stock held by non-affiliates on June 30, 2021 (based upon the closing price of the stock on the New York Stock Exchange on such date) would have been approximately $726,131,000. Determination of stock ownership by non-affiliates was made solely for the purpose of this requirement, and the Registrant is not bound by these determinations for any other purpose.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Definitive Proxy Statement for the Company’s Annual Meeting of Shareholders (the “2022 Proxy Statement”) scheduled to be held on May 2, 2022 are incorporated by reference in Part III of this report.

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

The Company’s products are marketed in a variety of packages designed to be suitable for display and sale in different types of retail outlets. They are sold through approximately 25 food and grocery brokers and by the Company itself to approximately 3,000 customers throughout the United States, Canada and Mexico. These customers include wholesale distributors of candy, food and groceries, supermarkets, variety stores, dollar stores, chain grocers, drug chains, discount chains, cooperative grocery associations, mass merchandisers, warehouse and membership club stores, vending machine operators, e-commerce merchants, the U.S. military and fund-raising charitable organizations.

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

The Company’s backlog of orders increased from approximately $3.5 million at December 31, 2020 to $16.0 million at December 31, 2021, which reflects the need to reschedule some sales from fourth quarter 2021 to first quarter 2022 principally due to supply chain disruptions.

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

We believe our employees are among our most important resources and are critical to our continued success. We focus significant attention on attracting and retaining talented and experienced individuals to manage and support our operations. We pay our employees competitively and offer a broad range of company-paid benefits, which we believe are competitive with others in our industry. Our management teams and all of our employees are expected to exhibit and promote honest, ethical and respectful conduct in the workplace. All of our employees must adhere to a code of conduct that sets standards for appropriate behavior. A copy of our code of conduct can be found on our website, Tootsie.com. We have prioritized the safety of our employees and therefore implemented safety protocols during 2020 and continuing into 2022, to respond to the Covid-19 pandemic. We have taken many steps to provide our employees with a safe and healthy work environment, including increased sanitation, requiring face masks for employees, social distancing measures at all Company locations, employee temperature checks, curtailing visitors at Company locations and having office employees work remotely where possible and when appropriate based on a risk assessment.

Our net product sales from Wal-Mart Stores, Inc. aggregated approximately 22.7%, 23.5%, and 24.2% of net product sales during the years ended December 31, 2021, 2020 and 2019, respectively. Our net sales from Dollar Tree, Inc. (which includes net sales from Family Dollar which is owned by Dollar Tree) aggregated approximately 12.1%, 11.7%, and 11.3% of net product sales during the years ended December 31, 2021, 2020 and 2019, respectively. Some of the aforementioned sales to Wal-Mart and Dollar Tree were sold to McLane Company, a large national grocery wholesaler, which services and delivers certain of the Company’s products to Wal-Mart, Dollar Tree and other retailers in the U.S.A. Net product sales revenues from McLane, which includes these Wal-Mart and Dollar Tree sales as well as sales and deliveries to other Company customers, were 21.0% in 2021 and 22.1% in 2020 and 17.7% in 2019. At December 31, 2021 and 2020, the Company’s three largest customers discussed above accounted for approximately 36% and 21% of total accounts receivable, respectively. Although no customer, other than McLane Company, Inc., Wal-Mart Stores, Inc. and Dollar Tree, accounted for more than 10% of net product sales, the loss of one or more significant customers could have a material adverse effect on the Company’s business. The Company historically offers extended credit terms for sales made under seasonal sales programs, including Halloween. Each year, after accounts receivables related to third quarter sales have been collected, the Company invests such funds in various marketable securities.

For a summary of sales and long-lived assets of the Company by geographic area see Note 9 of the Notes to Consolidated Financial Statements which is incorporated herein by reference.

Information regarding the Company’s Form 10-K, Form 10-Q, current reports on Form 8-K, and any amendments to these reports, will be made available, free of charge, upon written request to Tootsie Roll Industries, Inc., 7401 South Cicero Avenue, Chicago, Illinois 60629, Attention: Barry Bowen, Treasurer and Assistant Secretary. The Company does not make all such reports available on its website at www.tootsie.com because it believes that they are readily available from the Securities Exchange Commission at www.sec.gov, and because the Company provides them free of charge upon request. The information on our website is not incorporated into this Annual Report on Form 10-K. Interested parties, including shareholders, may communicate to the Board of Directors or any individual director in writing, by regular mail, addressed to the Board of Directors or an individual director, in care of Tootsie Roll Industries, Inc., 7401 South Cicero Avenue, Chicago, Illinois 60629, Attention: Ellen R. Gordon, Chairman and Chief Executive Officer. If an interested party wishes to communicate directly with the Company’s non-employee directors, it should be noted on the cover of the communication.

ITEM 1A.            Risk Factors.

Significant factors that could impact the Company’s financial condition or results of operations include, without limitation, the following:

Risk factors which we believe affect all competitors in our industry

●	Our business and financial results may be negatively impacted by changes in confectionary trade practices and consumer patterns, or operational challenges associated with the actual or perceived effects of a disease or pandemic outbreak, such as the Covid-19 pandemic including variants and sub variants, and other public health concerns, consumer spending levels, shopping habits and behaviors (including changes in impulse purchase behaviors), consumer activities, work routines, events and traditions where confectionary products are consumed, the availability of our products at retail, including at large retail customers, and our ability to manufacture and distribute products to our customers and consumers in an effective and efficient manner. Government mandates to “shelter in place” or “closing of the economy”, public health guidelines, or fear of exposure or actual effects of a disease or pandemic, such as the Covid-19 pandemic, could negatively impact our overall business and financial results. Specific factors that may impact our operations, some of which have had, and in the future could have, an unfavorable impact on our operations as a result of Covid-19, include, but are not limited to:

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

b. The inability to meet our customers’ needs and achieve efficient production of finished products - Disruptions in our manufacturing operations or supply chain delivery disruptions caused by the loss or disruption of essential manufacturing ingredients, materials, supplies and services, transportation resources, workforce availability, or other manufacturing and distribution capability could have significant adverse effects on our business and financial results.

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

●	Risk of changes in the price and availability of ingredients and raw materials - The principal ingredients used by the Company are subject to price volatility. Although the Company engages in commodity hedging transactions and annual supply agreements as well as leveraging the high volume of its annual purchases, the Company may experience price increases in certain ingredients, packaging materials, operating supplies, services, and wages and benefits, including the effects of higher inflation, that it may not be able to offset, which could have an adverse impact on the Company’s results of operations and financial condition. In addition, although the Company has historically been able to procure sufficient supplies of its ingredients, packaging materials, and other supplies, supply chain disruptions and market conditions could change such that adequate materials might not be available or only become available at substantially higher costs. Adverse weather patterns, including the effects of climate change or supply interruptions, could also significantly affect the cost and availability of ingredients and other needed materials to manufacture products for sale.

●	Risk of changes in product performance and competition - The Company competes with other well-established manufacturers of confectionery products. A failure of new or existing products to be favorably received, a failure to retain preferred shelf space at retail or a failure to sufficiently counter aggressive promotional and price competition could have an adverse impact on the Company’s results of operations and financial condition.

●	Risk of discounting and other competitive actions - Discounting and pricing pressure by the Company’s retail customers and other competitive actions could make it more difficult for the Company to maintain its operating margins. Actions taken by major customers and competitors may make shelf space less available for the confectionery product category or some of the Company’s products.

●	Risk of pricing actions - Inherent risks in the marketplace, including uncertainties about trade and consumer acceptance of pricing actions, including related trade discounts, or product weight changes (indirect price increases), could make it more difficult for the Company to maintain its sales and operating margins.

●	Risk related to seasonality of sales - The Company’s sales are highest during the Halloween season, although Christmas, Easter and Valentine’s Day are also key seasons for the Company. Circumstances surrounding

Halloween, such as, widespread adverse weather or other widespread events that affect consumer behavior and related media coverage at that time of year or general changes in consumer interest in Halloween, could significantly affect the Company’s sales.

●	Risk of changes in consumer preferences and tastes - Failure to adequately anticipate and react to changing demographics, consumer trends, consumer health concerns and product preferences, including product ingredients and packaging materials, could have an adverse impact on the Company’s results of operations and financial condition.

●	Risk of economic conditions on consumer purchases - The Company’s sales are impacted by consumer spending levels and impulse purchases which are affected by general macroeconomic conditions, consumer confidence, employment levels, disposable income, inflation, availability of consumer credit and interest rates on that credit, consumer debt levels, energy costs and other factors. Volatility in food and energy costs, rising unemployment and/or underemployment, declines in personal spending, recessionary economic conditions or other adverse market conditions, could adversely impact the Company’s revenues, profitability and financial condition.

●	Risks related to environmental matters - The Company’s operations are not particularly impactful on the environment, but increased government environmental regulation or legislation, including various “green” initiatives could adversely impact the Company’s profitability.

●	Risk of new governmental laws and regulations - Governmental laws and regulations, including those that affect food advertising and marketing to children, use of certain ingredients in products, new labeling requirements, income and other taxes and tariffs, including the effects of changes to international trade agreements, new taxes targeted toward confectionery products and the environment, both in and outside the U.S.A., are subject to change over time, which could adversely impact the Company’s results of operations and ability to compete in domestic or foreign marketplaces.

●	Risk of labor stoppages - To the extent the Company experiences any significant labor stoppages, strikes or possible labor shortages, could negatively affect overall operations including production or shipments of finished product to customers. The Company’s union labor agreement at its Chicago plant was executed in 2018 and will continue through September 2022.

●	Risk of the cost of energy increasing - Higher energy costs would likely result in higher plant overhead, distribution, freight and delivery, and other operating costs. The Company may not be able to offset these cost increases or pass such cost increases onto customers in the form of price increases, which could have an adverse impact on the Company’s results of operations and financial condition. In addition, higher energy costs also adversely affect the cost of many resins which are used as a foundation material for many of our packaging materials.

●	Risk of a product recall - Issues related to the quality and safety of the Company’s products could result in a voluntary or involuntary large-scale product recall. Costs associated with a product recall and related litigation or fines, and marketing costs relating to the re-launch of such products or brands, could negatively affect operating results. In addition, negative publicity associated with this type of event, including a product recall relating to product contamination or product tampering, whether valid or not, could negatively impact future demand for the Company’s products.

●	Risk of operational interruptions relating to computer software or hardware failures, including cyber-attacks - The Company is reliant on computer systems to operate its business and supply chain. Software failure or corruption, including cyber-based attacks or network security breaches, or catastrophic hardware or software failures or other disasters could disrupt communications, supply chain planning and activities relating to sales demand forecasts, materials procurement, production and inventory planning, customer orders, shipments, and collections, and financial and accounting, all of which could negatively impact sales and profits.

●	Risk of releasing sensitive information - Although the Company does not believe that it maintains a large amount of sensitive data, a system breach, whether inadvertent or perpetrated by hackers, could result in identity theft, ransomware and/or a disruption in operations which could expose the Company to financial costs and adversely affect profitability.

●	Disruption to the Company’s supply chain could impair the Company’s ability to produce or deliver its finished products, resulting in a negative impact on operating results - Disruption to the manufacturing operations or supply chain, some of which are discussed above, could result from, but are not limited to adverse tariffs which could effectively limit supply or make supply more costly, natural disasters, pandemics, weather, fire or explosion, earthquakes, terrorism or other acts of violence, unavailability of ingredients or packaging materials which could result if our suppliers are unable to obtain certain raw materials or make timely deliveries, labor strikes or other labor activities, labor shortages including over-the-road truck drivers, logistical delays including materials from foreign locations, operational and/or financial instability of key suppliers, and other vendors or service providers. Although precautions are taken to mitigate the impact of possible disruptions, if the Company is unable, or if it is not financially feasible to effectively mitigate the likelihood or potential impact of such disruptive events, the Company’s results of operations and financial condition could be negatively impacted.

Risk factors which we believe are principally specific to our Company (although some may apply to varying degrees to competitors in our industry)

●	Risks relating to participation in the multi-employer pension plan for certain Company union employees - As outlined in the Note 7 of the Company’s Notes to Consolidated Financial Statements and discussed in the Management’s Discussion and Analysis, the Company participates in a multi-employer pension plan (Plan) which is currently in “critical and declining status”, as defined by applicable law. A designation of “critical and declining status” implies that the Plan is expected to become insolvent within the next 20 years. Should the Company withdraw from the Plan, it would be subject to a significant withdrawal liability which is discussed in Note 7 of the Company’s Notes to Consolidated Financial Statements and Management’s Discussion and Analysis. The Company is currently unable to determine the ultimate outcome of this matter and therefore, is unable to determine the effects on its consolidated financial statements, but, the ultimate outcome could be material to its consolidated results of operations in one or more future periods.

●	Risk of impairment of goodwill or indefinite-lived intangible assets - In accordance with authoritative guidance, goodwill and indefinite-lived intangible assets are not amortized but are subject to an impairment evaluation annually or more frequently upon the occurrence of a triggering event. Other long-lived assets are likewise tested for impairment upon the occurrence of a triggering event. Such evaluations are based on assumptions and variables including sales growth, profit margins and discount rates. Adverse changes in any of these variables could affect the carrying value of these intangible assets and the Company’s reported profitability.

●	Risk of production interruptions - The majority of the Company’s products are manufactured in a single production facility on specialized equipment. In the event of a disaster, such as a fire or earthquake, at a specific plant location, or other disruption, it would be difficult to transfer production to other facilities or a new location in a timely manner, which could result in loss of market share for the affected products. In addition, from time to time, the Company upgrades or replaces this specialized equipment. In many cases these are integrated and complex installations. A failure or delay in implementing such an installation could impact the availability of one or more of the Company’s products which would have an adverse impact on sales and profits.

●	Risk related to investments in marketable securities - The Company invests its surplus cash in a diversified portfolio of highly rated marketable securities, including corporate bonds, with maturities of generally up to three years, and variable rate demand notes with weekly resets of interest rates and “puts’ to redeem the investment each week. Nonetheless, such investments could become impaired in the event of certain adverse economic and/or geopolitical events which, if severe, would adversely affect the Company’s financial condition.

●	Risk of further losses in Spain - The Company has restructured its Spanish subsidiary and is exploring a variety of programs to increase sales and profitability. These efforts thus far are resulting in reductions in operating losses, and our efforts are continuing. Nonetheless, if our efforts are not successful, additional losses and impairments may be reported in the future. See also Management’s Discussion and Analysis.

●	Risk of dependence on large customers - The Company’s largest customers, McLane Company, Wal-Mart and Dollar Tree, accounted for approximately 36% of net product sales in 2021, and other large national chains are also material to the Company’s sales. The loss of any of these customers, or one or more other large customers, or a material decrease in purchases by one or more large customers, could result in decreased sales and adversely impact the Company’s results of operations and financial condition.

●	Risk related to acquisitions - From time to time, the Company has purchased other confectionery companies or brands. These acquisitions generally come at a high multiple of earnings and are justified based on various assumptions related to sales growth, and operating margins. Were the Company to make another acquisition and be unable to achieve the assumed sales and operating margins, it could have an adverse impact on future sales and profits. In addition, it could become necessary to record an impairment which would have a further adverse impact on reported profits.

●	Risk of “slack fill” litigation - The Company, as well as other confectionery and food companies, have experienced a number of plaintiff claims that certain products are sold in boxes that are not completely full, and therefore such “slack filled” products are misleading, and even deceptive, to the consumer. Although the Company believes that these claims are without merit and has generally been successful in litigation and court decrees, the Company could be exposed to significant legal fees to defend its position, and in the event that it is not successful, could be subject to fines and costs of settlement, including class action settlements.

●	Risk related to international operations - To the extent there are political leadership or legislative changes, social and/or political unrest, civil war, pandemics such as the Coronavirus, terrorism or significant economic or social instability in the countries in which the Company operates, the results of the Company’s business in such countries could be adversely impacted. Currency exchange rate fluctuations between the U.S. dollar and foreign currencies could also have an adverse impact on the Company’s results of operations and financial condition. The Company’s principal markets are the U.S.A., Canada, and Mexico.

●	The Company is a controlled company due to the common stock holdings of the Gordon family - The Gordon family’s share ownership represents a majority of the combined voting power of all classes of the Company’s common stock as of December 31, 2021. As a result, the Gordon family has the power to elect the Company’s directors and approve actions requiring the approval of the shareholders of the Company.

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

ITEM 1B.            Unresolved Staff Comments.

None.

ITEM 2.               Properties.

The Company owns its principal manufacturing, warehousing and distribution, and offices facilities.  The Company’s largest operating facility in Chicago, Illinois also serves as the Corporate headquarters. The Company also owns domestic manufacturing, warehousing and distribution facilities in Tennessee (Covington), Massachusetts (Cambridge), and Wisconsin (Delavan) and international manufacturing facilities in Mexico (Mexico City), Spain (Barcelona) and two in Canada (Concord, Ontario).  In addition, the Company leases manufacturing and warehousing facilities at a second location in Chicago. The lease is renewable by the Company every five years through June 2041.

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

ITEM 4.               Mine Safety Disclosures.

None.

PART II

ITEM 5.               Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the New York Stock Exchange. The Company’s Class B common stock is subject to restrictions on transferability. The Class B common stock is convertible at the option of the holder into shares of common stock on a share-for-share basis. As of February 21, 2022 there were approximately 2,300 and 900 registered holders of record of common and Class B common stock, respectively. In addition, the Company estimates that as of February 21, 2022 there were 21,000 and 1,000 beneficial holders of common and Class B common stock, respectively.

The Company does not have a formal dividend policy, but has historically issued quarterly dividends and in 2021 issued a quarterly dividend of $0.09 per share.  The Company has also historically distributed an annual  3% stock dividend.  While the Company plans to continue to issue quarterly cash dividends and the annual stock dividend there can be no assurance that it will continue to do so in the future.

Performance Graph

The following performance graph compares the cumulative total shareholder return on the Company’s common stock for a five-year period (December 31, 2016 to December 31, 2021) with the cumulative total return of Standard & Poor’s 500 Stock Index (“S&P 500”) and the Dow Jones Industry Food Index (“Peer Group,” which includes the Company), assuming (i) $100 invested on December 31 of the first year of the chart in each of the Company’s common stock, S&P 500 and the Dow Jones Industry Food Index and (ii) the reinvestment of cash and stock dividends.

ITEM 6.               Selected Financial Data.

Five Year Summary of Earnings and Financial Highlights

(Thousands of dollars except per share, percentage and ratio figures)

	2021	2020	2019	2018	2017
Sales and Earnings Data
Net product sales	$566,043	$467,427	$523,616	$515,251	$515,674
Product gross margin	195,938	167,717	194,514	185,371	189,263
Interest expense	46	164	220	181	144
Provision for income taxes	20,421	17,288	20,565	16,401	3,907
Net earnings attributable to Tootsie Roll Industries, Inc.	65,326	58,995	64,920	56,893	80,864 (2)
% of net product sales	11.5%	12.6%	12.4%	11.0%	15.7%
% of shareholders’ equity	8.5%	7.7%	8.5%	7.6%	11.0%
Per Common Share Data (1)
Net earnings attributable to Tootsie Roll Industries, Inc.	$0.97	$0.86	$0.94	$0.81	$1.14 (2)
Cash dividends declared	0.36	0.36	0.36	0.36	0.36
Stock dividends	3%	3%	3%	3%	3%
Additional Financial Data (1)
Working capital	$188,333	$250,851	$273,786	$242,655	$207,132
Net cash provided by operating activities	85,298	74,710	100,221	100,929	42,973
Net cash provided by (used in) investing activities	(91,899)	9,501	(15,009)	(44,510)	(9,320)
Net cash used in financing activities	(54,146)	(55,846)	(57,187)	(42,353)	(56,881)
Property, plant & equipment additions	31,426	17,970	20,258	27,612	16,673
Net property, plant & equipment	208,906	187,328	188,455	186,101	178,972
Total assets	1,018,618	984,558	977,864	947,361	930,946
Long-term debt	7,500	7,500	7,500	7,500	7,500
Total Tootsie Roll Industries, Inc. shareholders’ equity	769,042	763,327	759,854	750,622	733,840
Average shares outstanding	67,431	68,482	69,386	70,042	70,874

(1)	Per common share data and average shares outstanding adjusted for annual 3% stock dividends.
(2)	The 2017 net earnings and earnings per share includes $20,318 or $0.29 per share relating to a favorable accounting adjustment to revalue the Company’s deferred income tax liabilities resulting from the enactment of the U.S. Tax Cuts and Jobs Act in December 2017.

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

FINANCIAL CONDITION

The Company’s overall financial position remains strong given that aggregate cash, cash equivalents and investments is $436,983 at December 31, 2021, including $89,736 in trading securities discussed below. Cash flows from 2021 operating activities totaled $85,298 compared to $74,710 in 2020, and are discussed in the section entitled Liquidity and Capital Resources. During 2021, the Company paid cash dividends of $24,136, purchased and retired $30,184 of its outstanding shares, and made capital expenditures of $31,426.

The Company’s net working capital was $188,333 at December 31, 2021 compared to $250,851 at December 31, 2020. This change principally reflects the effects of a $71,155 increases in long-term investments because more of our investments have maturities greater than one year at December 31, 2021 compared to December 31, 2020. As of December 31, 2021, the Company’s total cash, cash equivalents and investments, including all long-term investments, was $436,983 compared to $428,951 at December 31, 2020, an increase of $8,032. See Liquidity And Capital Resources section below. The aforementioned includes $89,736 and $73,828 of investments in trading securities as of December 31, 2021 and 2020, respectively. The Company invests in trading securities to provide an economic hedge for its deferred compensation liabilities, as further discussed herein and in Note 7 of the Company’s Notes to Consolidated Financial Statements.

Shareholders’ equity increased from $763,327 at December 31, 2020 to $769,041 as of December 31, 2021, which principally reflects 2021 net earnings of $65,326, less cash dividends of $24,136 and share repurchases of $30,184.

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

RESULTS OF OPERATIONS

2021 vs. 2020

Twelve months 2021 consolidated net product sales were $566,043 compared to $467,427 in twelve months 2020, an increase of $98,616 or 21.1%. Fourth quarter 2021 net product sales were $166,598 compared to $127,866 in fourth quarter 2020, an increase of $38,732, or 30%. The growth in fourth quarter and twelve months 2021 sales reflect effective sales and marketing programs as well as the favorable effects of the continuing economic recovery from the adverse effects of the Covid-19 pandemic. The Company had continuing improvement in customer orders and sales throughout 2021 as consumers returned to more activities which included planned purchases of the Company’s products for “sharing” and “give-a-way” occasions. Many of the Company’s products are consumed at group events, outings, and other gatherings which had been significantly curtailed or in some cases eliminated in response to the Covid-19 virus. Fourth quarter 2021 sales also exceeded fourth quarter 2019 sales by 24% which provides a quarterly sales comparison to a period prior to the pandemic, and twelve months 2021 sales were 8% ahead of twelve months 2019 sales. Fourth quarter 2021 sales also benefited from the timing of some sales that were rescheduled from third to fourth quarter due to supply chain disruptions.

Product cost of goods sold were $370,105 in 2021 compared to $299,710 in 2020, an increase of $70,395 or 23.5%. Product cost of goods sold includes $687 and $610 in certain deferred compensation expenses in 2021 and 2020, respectively. These deferred compensation expenses principally result from changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Adjusting for the aforementioned, product cost of goods sold increased from $299,100 in 2020 to $369,418 in 2021, an increase of $70,318 or 23.5%. As a percent of net product sales, these adjusted costs increased from 64.0% in 2020 to 65.3% in 2021, a 1.3 unfavorable percentage point change. Fourth quarter and twelve months 2021 gross profit margins were adversely affected by increasing costs for ingredients, packaging materials, and certain manufacturing supplies and services. Fourth quarter and twelve months product cost of goods sold compared to the corresponding prior year periods, were also adversely impacted by inefficiencies caused by higher than expected sales demand, supply chain challenges and disruptions, longer supplier lead times, and some labor shortages. These factors resulted in additional costs related to our efforts to meet this higher demand. Certain cost and expense reductions, including Company initiatives to reduce costs did provide some benefit to 2021 gross profit margins.

Selling, marketing and administrative expenses were $132,108 in 2021 compared to $112,117 in 2020, an increase of $19,991 or 17.8%. Selling, marketing and administrative expenses include $13,521 and $11,909 in certain deferred compensation expenses in 2021 and 2020, respectively. These deferred compensation expenses principally result from increases in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Adjusting for the aforementioned, selling, marketing and administrative expenses increased from $100,208 in 2020 to $118,587 in 2021, an increase of $18,379 or 18.3%. This increase was principally driven by the increase in certain variable expenses, primarily freight and delivery and direct selling expenses, relating to the increase in sales as discussed above. However, as a percent of net product sales, these adjusted expenses decreased from 21.4% of net product sales in 2020 to 21.0% of net product sales in 2021, a 0.4 favorable percentage point change.

Selling, marketing and administrative expenses include freight, delivery and warehousing expenses. These expenses increased from $42,593 in 2020 to $55,289 in 2021, an increase of $12,696 or 29.8%. As a percent of net product sales, these adjusted expenses increased from 9.1% in 2020 to 9.8% in 2021, a 0.7 unfavorable percentage point change. Increasing energy costs and related effects on fuel surcharges, and the adverse effects of the continuing shortage of over-the-road drivers and high demand for carriers, were the principal drivers of these higher freight and delivery expenses in 2021 compared to 2020.

In response to the higher input costs discussed above, the confectionary industry, as well as many companies in the broader consumer products industry, announced increases in selling prices. We have followed with price increases as well, with the objective of improving sales price realization and restoring margin declines. Price increases, which principally became effective during fourth quarter 2021, contributed to the improved results in fourth quarter 2021 as well as the twelve months 2021. Price increases for certain products that were not increased in 2021 have also been announced for first half 2022 in our continuing efforts to restore margins.

Our input costs continued to remain elevated in fourth quarter 2021 and we expect even higher costs in 2022 as our 2021 supply contracts and hedging programs come to closure and new contracts and hedging at higher 2022 costs begin to take effect.  Higher commodity markets are driving up our costs for key ingredients, packaging materials and energy, including the adverse effects of higher energy costs on freight and delivery fuel surcharges and plant manufacturing utilities. We expect these higher input costs and the overall increase in inflation, some of which is driven by supply chain problems, to continue through most of, and possibly all of, 2022. The Company uses the Last-In-First-Out (LIFO) method of accounting for inventory and costs of goods sold which results in lower current income taxes during such periods of increasing costs, but this method does charge the most current costs to cost of goods sold and thereby accelerates the realization of these higher costs. Although the Company continues to monitor these higher input costs and price increases in the industry, we are mindful of the effects and limits of passing on all of the above discussed higher input costs to consumers of our products. As a result, we believe that margins for part or all of 2022 will not fully recover to historical norms.

The Company has foreign operating businesses in Mexico, Canada and Spain, and exports products to many foreign markets. The Company’s Spanish subsidiary (97% owned by the Company) incurred an operating loss of $598 in 2021 which was an improvement compared to its $691 loss in 2020. Company management expects the competitive and business challenges in Spain to continue but believes that there will be continued reductions in operating losses in 2022 compared to 2021. Nonetheless, management believes that operating losses will likely continue beyond 2022 and that these future losses, as well as some capital expenditures, will likely require some additional cash financing.

The Company believes that the carrying values of its goodwill and trademarks have indefinite lives as they are expected to generate cash flows indefinitely. In accordance with current accounting guidance, these indefinite-lived intangible assets are assessed at least annually for impairment as of December 31 or whenever events or circumstances indicate that the carrying values may not be recoverable from future cash flows. No impairments were recorded in 2021, 2020 or 2019. Current accounting guidance provides entities an option of performing a qualitative assessment (a "step-zero" test) before performing a quantitative analysis. If the entity determines, on the basis of certain qualitative factors, that it is more-likely-than-not that the intangibles (goodwill and certain trademarks) are not impaired, the entity would not need to proceed to the two step impairment testing process (quantitative analysis) as prescribed in the guidance. During fourth quarter 2021 (and fourth quarters 2020 and 2019), the Company performed a “step zero” test of its goodwill and certain trademarks, and concluded that there was no impairment based on this guidance. For the fair value assessment of certain trademarks where the “step-zero” analysis was not considered appropriate, impairment testing was performed in fourth quarter 2021 (and fourth quarters 2020 and 2019) using discounted cash flows and estimated royalty rates. For these trademarks, holding all other assumptions constant at the test date, a 100 basis point increase in the discount rate or a 100 basis point decrease in the royalty rate would reduce the fair value of these trademarks by approximately 16% and 10%, respectively. Individually, a 100 basis point increase in the discount rate or a 100 basis point decrease in the royalty rate would not result in a potential impairment as of December 31, 2021.

Earnings from operations were $67,133 in 2021 compared to $58,244 in 2020, an increase of $8,889. Earnings from operations include $14,208 and $12,519 in certain deferred compensation expense in 2021 and 2020, respectively, which are discussed above. Adjusting for these deferred compensation expenses, adjusted earnings from operations increased from $70,763 in 2020 to $81,341 in 2021, an increase of $10,578 or 14.9%. The above discussed increase in net product sales was the principal driver of higher operating earnings in 2021 compared to 2020. Although higher 2021 sales contributed to improved operating earnings compared to the corresponding prior year periods, higher input costs mitigated much of the benefits of increased sales.

Management believes the comparisons presented in the preceding paragraphs, after adjusting for changes in deferred compensation, are more reflective of the underlying operations of the Company.

Other income, net was $18,596 in 2021 compared to $18,018 in 2020, an increase of $578. Other income, net principally reflects $14,208 and $12,519 of aggregate net gains and investment income on trading securities in 2021 and 2020, respectively. These trading securities provide an economic hedge of the Company’s deferred compensation liabilities; and the related net gains and investment income were offset by a like amount of expense in aggregate product cost of goods sold and selling, marketing, and administrative expenses in the respective years as discussed above. Other income, net includes investment income on available for sale securities of $2,740 and $4,005 in 2021 and 2020, respectively. Other income, net also includes foreign exchange gains of $667 and $534 in 2021 and 2020, respectively.

The Company’s effective income tax rate was 23.8% and 22.7% in 2021 and 2020, respectively. The increase in the effective tax rates in 2021 generally reflects higher rates for state income tax provisions. A reconciliation of the differences between the U.S. statutory rate and these effective tax rates is provided in Note 4 of the Company’s Notes to Consolidated Financial Statements.

The Company has provided a full valuation allowance on its Spanish subsidiaries’ tax loss carry-forward benefits of $4,376 and $4,508 as of December 31, 2021 and 2020, respectively, because the Company has concluded that it is not more-likely-than-not that these losses will be utilized before their expiration dates. The Spanish subsidiary has a history of net operating losses and it is not known when and if they will generate taxable income in the future.

U.S. tax reform (US Tax Cuts and Jobs Act enacted in December 2017) changed the United States approach to the taxation of foreign earnings to a territorial system by providing a one hundred percent dividends received deduction for certain qualified dividends received from foreign subsidiaries. These provisions of U.S. tax reform significantly impact the accounting for the undistributed earnings of foreign subsidiaries. The tax costs associated with a future distribution, including foreign withholding taxes, are not material to the Company’s financial statements. After carefully considering these facts, the Company determined that it would not be asserting permanent reinvestment of all of its foreign subsidiaries earnings as of December 31, 2017, and the Company continued to take this position as of December 31, 2021.

Net earnings were $65,326 in 2021 compared to $58,995 in 2020, and net earnings per share were $0.97 and $0.86 in 2021 and 2020, respectively, an increase of $0.11 per share or 13%. Earnings per share in 2021 benefited from the reduction in average shares outstanding resulting from purchases of the Company’s common stock in the open market by the Company. Average shares outstanding decreased from 68,482 in 2020 to 67,431 in 2021 which reflects share repurchases of $30,184 during 2021.

Fourth quarter 2021 and 2020 net earnings attributable to Tootsie Roll Industries, Inc. were $20,032 and $14,952, respectively, and net earnings per share were $0.30 and $0.22, respectively, an increase of $0.08 per share or 36%. The Company’s fourth quarter 2021 results were principally driven by its 30% increase in fourth quarter sales and price increases that became effective in fourth quarter 2021 as discussed above.

Beginning in 2012, the Company received periodic notices from the Bakery and Confectionery Union and Industry International Pension Fund (Plan), a multi-employer defined benefit pension plan for certain Company union employees, that the Plan’s actuary certified the Plan to be in “critical status”, as defined by the Pension Protection Act (PPA) and the Pension Benefit Guaranty Corporation (PBGC); and that a plan of rehabilitation was adopted by the trustees of the Plan in 2012. The Plan’s status was changed to “critical and declining status”, as defined by the PPA and PBGC, for the plan year beginning January 1, 2015, and that the Plan was projected to have an accumulated funding deficiency for the 2017 through 2024 plan years. A designation of “critical and declining status” implies that the Plan is expected to become insolvent in the next 20 years. The Company has continued to receive annual notices each year (2016 to 2021) that this Plan remains in “critical and declining status” and is projected to become insolvent within the next 20 years. These notices have also advised that the Plan trustees were considering the reduction or elimination of certain retirement benefits and may seek assistance from the PBGC. Plans in “critical and declining status” may elect to suspend (temporarily or permanently) some benefits payable to all categories of participants, including retired participants, except retirees that are disabled or over the age of 80. Suspensions must be equally distributed and cannot drop below 110% of what would otherwise be guaranteed by the PBGC.

Based on these updated notices, the Plan’s funded percentage (plan investment assets as a percentage of plan liabilities), as defined, were 48.3%, 50.4%, and 51.6% as of the most recent valuation dates available, January 1, 2020, 2019, and 2018, respectively (these valuation dates are as of the beginning of each Plan year). These funded percentages are based on actuarial values, as defined, and do not reflect the actual market value of Plan investments as of these dates. If the market value of investments had been used as of January 1, 2020 the funded percentage would be 51.6% (not 48.3%). As of the January 1, 2020 valuation date (most recent valuation available), only 16% of Plan participants were current active employees, 53% were retired or separated from service and receiving benefits, and 31% were retired or separated from service and entitled to future benefits. The number of current active employee Plan participants as of January 1, 2020 fell 4% from the previous year and 17% over the past two years. When compared to the Plan valuation date of January 1, 2011 (just prior to the Plan being certified to be in “critical status”), current active employee participants have declined 49%, whereas participants who were retired or separated from service and receiving benefits increased 4% and participants who were retired or separated from service and entitled to future benefits increased 12%.

The Company has been advised that its withdrawal liability would have been $104,300, $99,300 and $99,800 if it had withdrawn from the Plan during 2021, 2020 and 2019, respectively. The Company’s relative share of the Plan’s contribution base, driven by employer withdrawals, has increased for the last several years, and management believes that this trend could continue indefinitely which will continue to add upward pressure on the Company’s withdrawal liability. Based on the above, including the Plan’s projected insolvency in the next 20 years, management believes that the Company’s withdrawal liability could increase further in future years.

Based on the Company’s updated actuarial study and certain provisions in ERISA and the law relating to withdrawal liability payments, management believes that the Company’s liability would likely be limited to twenty annual payments of $2,793 which have a present value in the range of $32,800 to $46,600 depending on the interest rate used to discount these payments. While the Company’s actuarial consultant does not believe that the Plan will suffer a future mass withdrawal (as defined) of participating employers, in the event of a mass withdrawal, the Company’s annual withdrawal payments would theoretically be payable in perpetuity. Based on the Company’s updated actuarial study, the present value of such perpetuities is in the range of $45,764 to $142,447 and would apply in the unlikely event that substantially all employers withdraw from the Plan. The aforementioned is based on a range of valuations and interest rates which the Company’s actuary has advised is provided under the statute. Should the Company actually withdraw from the Plan at a future date, a withdrawal liability, which could be higher than the above discussed amounts, could be payable to the Plan.

The Company and the union concluded a new labor contract in 2018 which requires the Company’s continued participation in this Plan through September 2022 (the expiration of this union contract). The amended rehabilitation plan, which also continues, requires that employer contributions include 5% compounded annual surcharge increases each year for an unspecified period of time beginning in 2012 as well as certain plan benefit reductions. The Company’s pension expense for this Plan for 2021, 2020 and 2019 was $3,156, $2,866 and $2,961, respectively. The aforementioned expense includes surcharges of $1,112, $1,010 and $948 in 2021, 2020 and 2019, respectively, as required under the amended rehabilitation plan.

In fourth quarter 2020, the Plan Trustees advised the Company that the surcharges would no longer increase annually and therefore be “frozen” at the rates and amounts in effect as of December 31, 2020 provided that the local bargaining union and the Company executed a formal consent agreement by March 31, 2021. The Trustees advised that they have concluded that continuing increases in surcharges would likely have a long-term adverse effect on the solvency of the Plan. The Trustees concluded that further increases would result in increasing financial hardships and withdrawals of participating employers, and that this change will not have a material effect on the Plan’s insolvency date. In first quarter 2021, the local bargaining union and the Company executed this agreement which resulted in the “freezing” of such surcharges as of December 31, 2020.

The Plan recently advised the Company that it will be applying for benefits available to financial troubled plans under the American Rescue Plan Act of 2021. Company management understands that this legislation would provide financial assistance from the PBGC to shore up financially distressed multi-employer plans to ensure that they can remain solvent and continue to pay benefits to retirees through 2051 without any reduction in retiree benefits. Nonetheless, the Company’s actuary believes that given the Plan’s projected insolvency date of 2031 as well as other factors, that it still remains unclear if the Plan can remain solvent through the targeted date of 2051. The Company’s actuary also advised that the regulations under the aforementioned PBGC financial assistance could result in a higher withdrawal liability even with PBGC financial assistance. The Company is currently unable to determine the ultimate outcome of the above discussed multi-employer union pension matter and therefore is unable to determine the effects on its consolidated financial statements, but the ultimate outcome could be material to its consolidated results of operations or cash flows in one or more future periods. See also Note 7 of the Company’s Note to Consolidated Financial Statements on Form 10-K for the year ended December 31, 2021.

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

The Company utilized $617 and $1,227 of Canadian tax carry-forward benefits in 2020 and 2019, respectively. At December 31, 2019, the Company’s deferred tax assets included $617 of income tax benefits relating to its Canadian subsidiary tax loss carry-forwards. The Company fully utilized this deferred tax asset in 2020 as expected. The Company provided a full valuation allowance on its Spanish subsidiaries’ tax loss carry-forward benefits of $4,508 and $4,584 as of December 31, 2020 and 2019, respectively, because the Company concluded that it is not more-likely-than-not that these losses will be utilized before their expiration dates.

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

Net earnings were $58,995 in 2020 compared to $64,920 in 2019, and net earnings per share were $0.86 and $0.94 in 2020 and 2019, respectively, a decrease of $0.08 per share of 9%. Earnings per share in 2020 benefited from the reduction in average shares outstanding resulting from purchases of the Company’s common stock in the open market by the Company. Average shares outstanding decreased from 69,386 in 2019 to 68,482 in 2020 which reflects share repurchases of $32,055 during 2020.

Fourth quarter 2020 and 2019 net earnings attributable to Tootsie Roll Industries, Inc. were $14,952 and $14,555, respectively, and net earnings per share were $0.22 and $0.21, respectively, an increase of $0.01 per share or 5%. Certain cost and expense reductions, including Company operational changes and initiatives to reduce costs as discussed above, did provide some benefit to fourth quarter 2020 results. Although unfavorable foreign exchange adversely affected fourth quarter 2020 results, a lower effective income tax rate contributed to the increase in net earnings in fourth quarter 2020 compared to fourth quarter 2019.

Our Company is focused on the longer term and therefore we are continuing to make investments in plant manufacturing operations to meet new consumer and customer product demands, achieve product quality improvements, and increase operational efficiencies in order to provide genuine value to consumers. We are continuing to focus on the supply chain and possible delays and disruptions, but this area continues to have much less predictability compared to past history. The effects of the Covid-19 pandemic, including variants and sub-variants, are unprecedented, and therefore the Company is unable to determine the related effects on its sales and net earnings in 2022 and beyond.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities were $85,298, $74,710 and $100,221 in 2021, 2020 and 2019, respectively. The $10,588 increase in cash flows from operating activities from 2020 to 2021 primarily reflects increases in net earnings as a result of higher revenue as the Company experienced the favorable effects of the continuing economic recovery from the adverse effects of the Covid-19 pandemic. Increases in accounts payable and accrued liabilities in 2021 compared to 2020 as a result of higher production to support the recovery in demand discussed above and payments of deferred compensation that reduced cash flows from operations in 2020 were offset by an increase in accounts receivable also due to higher revenue. The $25,511 decrease in cash flows from operating activities from 2019 to 2020 primarily reflects decreases in net earnings and payments of deferred compensation in 2020.

The Company manages and controls a VEBA trust, to fund the estimated future costs of certain union employee health, welfare and other benefits. A contribution of $20,024 was made to this trust in 2017; no contribution was made to the trust during 2019, 2020 or 2021. The Company uses these funds to pay the actual cost of such benefits over each union contract period. At December 31, 2021 and 2020, the VEBA trust held $3,941 and $8,272, respectively, of aggregate cash and cash equivalents, which the Company will use to pay certain union employee benefits through part or all of 2022. This asset value is included in prepaid expenses and long-term other assets in the Company’s Consolidated Statement of Financial Position and is categorized as Level 1 within the fair value hierarchy.

Cash flows from investing activities reflect capital expenditures of $31,426, $17,970, and $20,258 in 2021, 2020 and 2019, respectively. The increase amounts from 2020 to 2021 principally reflects the timing of expenditures relating to plant manufacturing capital projects, primarily for the rehabilitation upgrade and expansion of one of its manufacturing plants in the U.S.A. The Company spent approximately $15,000, $6,000 and $2,000 in 2021, 2020 and 2019, respectively, for this plant rehabilitation upgrade and expansion and expects additional cash outlays for this project to approximate $2,000 in 2022. All capital expenditures have been or are expected to be funded from the Company’s cash flow from operations and internal sources including available for sale securities. The repayment of $2,514 of previously paid premiums on split dollar life insurance policies did provide additional cash from investing activities in 2021.

Other than the bank loans and the related restricted cash of the Company’s Spanish subsidiary which are discussed in Note 1 of the Company’s Notes to Consolidated Financial Statements, the Company had no bank borrowings or repayments in 2019, 2020, or 2021, and had no outstanding bank borrowings as of December 31, 2020 or 2021. Nonetheless, the Company would consider bank borrowing or other financing in the event that a business acquisition is completed.

Financing activities include Company common stock purchases and retirements of $30,184, $32,055, and $34,116 in 2021, 2020 and 2019, respectively. Cash dividends of $24,136, $23,810, and $23,460 were paid in 2021, 2020 and 2019, respectively.

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

Revenue recognition

As further discussed in Note 1 of the Company’s Notes to Consolidated Financial Statements, the Company follows the revenue recognition guidance in ASC 606. ASC 606 requires adjustments for estimated customer cash discounts upon payment, discounts for price adjustments, product returns, allowances, and certain advertising and promotional costs, including consumer coupons, which are variable consideration and are recorded as a reduction of product sales revenue in the same period the related product sales are recorded. Such estimates are calculated using historical averages adjusted for any expected changes due to current business conditions and experience.  Revenue for net product sales is recognized at a point in time when products are delivered to or picked up by the customer, as designated by customers’ purchase orders, as discussed in Note 1 of the Company’s Notes to Consolidated Financial Statements.

Provisions for bad debts are recorded as selling, marketing and administrative expenses. Write-offs of bad debts did not exceed 0.1% of net product sales in each of 2021, 2020 and 2019, and accordingly, have not been significant to the Company’s financial position or results of operations.

Intangible assets

The Company’s intangible assets consist primarily of goodwill and acquired trademarks. In accordance with accounting guidance, goodwill and other indefinite-lived assets, trademarks, are not amortized, but are instead subjected to annual testing for impairment unless certain triggering events or circumstances are noted. The Company performs its annual impairment review and assessment as of December 31. All trademarks have been assessed by management to have indefinite lives because they are expected to generate cash flows indefinitely. The Company reviews and assesses certain trademarks (non-amortizable intangible assets) for impairment by comparing the fair value of each trademark with its carrying value. Current accounting guidance provides entities an option of performing a qualitative assessment (a "step-zero" test) before performing a quantitative analysis. If the entity determines, on the basis of certain qualitative factors, that it is more-likely-than-not that the intangibles (goodwill and certain trademarks) are not impaired, the entity would not need to proceed to the two step impairment testing process (quantitative analysis) as prescribed in the guidance. During fourth quarter 2021, the Company performed a “step zero” test of its goodwill and certain trademarks, and concluded that there was no impairment based on this guidance.

The Company determines the fair value of certain trademarks using discounted cash flows and estimates of royalty rates. If the carrying value exceeds fair value, such trademarks are considered impaired and are reduced to fair value. The Company utilizes third-party professional valuation firms to assist in the determination of valuation of certain trademarks. Impairments have not generally been material to the Company’s historical operating results. Cash flow projections require the Company to make assumptions and estimates regarding the Company’s future plans, including sales projections and profit margins, market based discount rates, competitive factors, and economic conditions; and the Company’s actual results and conditions may differ over time. A change in the assumptions relating to the impairment analysis including but not limited to a reduction in projected cash flows, the use of a different discount rate to discount future cash flows or a different royalty rate applied to such trademarks, could cause impairment in the future.

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

Other matters

In the opinion of management, other than contracts for foreign currency forwards and raw materials, including currency and commodity hedges and outstanding purchase orders for packaging, ingredients, supplies, operational services, and capital expenditures, all entered into in the ordinary course of business, the Company does not have any significant contractual obligations or future commitments.

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

The potential change in fair value of commodity and foreign currency derivative instruments held by the Company at December 31, 2021, assuming a 10% change in the underlying contract price, was $1,274. The analysis only includes commodity and foreign currency derivative instruments and, therefore, does not consider the offsetting effect of changes in the price of the underlying commodity or foreign currency. This amount is not significant compared with the net earnings and shareholders’ equity of the Company.

Interest rates

Interest rate risks primarily relate to the Company’s investments in marketable securities with maturity dates of generally up to three years.

The majority of the Company’s investments, which are classified as available for sale, have historically been held until their maturity which is generally up to about 3 years, which limits the Company’s exposure to interest rate fluctuations. The Company also invests in variable rate demand notes which have interest rates that are reset weekly and can be “put back” and sold each week through a remarketing agent, generally a large financial broker, which also substantially eliminates the Company’s exposure to interest rate fluctuations on the principal invested. The accompanying chart summarizes the maturities of the Company’s investments in debt securities at December 31, 2021.

Less than 1 year	$39,460
1 – 2 years	99,223
2 – 3 years	102,724
Total	$241,407

The Company’s outstanding debt at December 31, 2021 and 2020 was $7,500 in an industrial revenue bond in which interest rates reset each week based on the current market rate. Therefore, the Company does not believe that it has significant interest rate risk with respect to its interest bearing debt.

Investment in marketable securities

As stated above, the Company invests primarily in marketable securities including variable rate demand notes (VRDNs). The VRDNs have weekly “puts” which are collateralized by bank letters of credit or other assets, and interest rates are reset weekly. Except for VRDN’s, the Company’s marketable securities are held to maturity with maturities generally not exceeding three years. The Company utilizes professional money managers and maintains investment policy guidelines which emphasize high quality and liquidity in order to minimize the potential loss exposures that could result in the event of higher interest rates, a default or other adverse event. The Company continues to monitor these investments and markets, as well as its investment policies, however, the financial markets could experience unanticipated or unprecedented events and future outcomes may be less predictable than in the past.

Equity price

Equity price risk relates to the Company’s investments in mutual funds which are principally used to fund and hedge the Company’s deferred compensation liabilities. These investments in mutual funds are classified as trading securities. Any change in the fair value of these trading securities is completely offset by a corresponding change in the respective hedged deferred compensation liability, and therefore, the Company does not believe that it has significant equity price risk with respect to these investments.

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

From time to time, the Company may use foreign exchange forward contracts and derivative instruments to mitigate its exposure to foreign exchange risks, as well as those related to firm commitments to purchase equipment from foreign vendors. See Note 11 of the Company’s Notes to Consolidated Financial Statements for outstanding foreign exchange forward contracts as of December 31, 2021.

QUARTERLY FINANCIAL DATA

	(Thousands of dollars except per share data)
	First	Second	Third	Fourth	Year
2021
Net product sales	$101,795	$114,560	$183,090	$166,598	$566,043
Product gross margin	36,230	38,612	64,644	56,452	195,938
Net earnings attributable to Tootsie Roll Industries, Inc.	10,767	9,794	24,733	20,032	65,326
Net earnings attributable to Tootsie Roll Industries, Inc. per share	0.16	0.14	0.37	0.30	0.97

2020
Net product sales	$102,803	$79,796	$156,962	$127,866	$467,427
Product gross margin	36,360	29,417	57,775	44,165	167,717
Net earnings attributable to Tootsie Roll Industries, Inc.	11,982	7,388	24,673	14,952	58,995
Net earnings attributable to Tootsie Roll Industries, Inc. per share	0.17	0.11	0.36	0.22	0.86

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

See also Note 1 of the Notes to Consolidated Financial Statements.

ITEM 8.               Financial Statements and Supplementary Data.

Management’s Report on Internal Control Over Financial Reporting

The management of Tootsie Roll Industries, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 (SEC) Rule 13a-15(f). Company management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 as required by SEC Rule 13a-15(c). In making this assessment, the Company used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on the Company’s evaluation under the COSO criteria, Company management concluded that its internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by Grant Thornton LLP (PCAOB ID: 248), an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Tootsie Roll Industries, Inc.

Opinions on the financial statements and internal control over financial reporting

We have audited the accompanying consolidated financial position of Tootsie Roll Industries, Inc. (a Virginia corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of earnings and retained earnings, comprehensive earnings, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

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

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Trademark Impairment Assessment

As described in Note 1 and Note 13 to the consolidated financial statements, the Company’s consolidated trademark balance was $175 million at December 31, 2021, which is allocated to the Company’s brands that were purchased. Indefinite-lived trademarks are tested for impairment at least annually. For several trademarks, a Step 0 approach is used to test for impairment based on relevant qualitative factors, as outlined within Accounting Standards Codifications (ASC) 350-20 and 350-30. For the fair value assessment of certain other trademarks where a Step 0 analysis was not considered appropriate, Step 1 impairment testing is performed annually using discounted cash flows, derived from inputs including but not limited to projected revenue, operating margins and estimated discount rates. The determination of the fair value of the trademarks subjected to a Step 1 impairment test requires management to make significant estimates and assumptions related to forecasts of future revenues, operating margins and discount rates. As disclosed by management, changes in these assumptions could have a significant impact on either the fair value of the trademark, the amount of any trademark impairment charge, or both.

We identified the Step 1 trademark impairment assessment as a critical audit matter, as auditing management’s judgements regarding forecasts of future revenue, operating margin and discount rate involves a high degree of subjectivity.

The primary procedures we performed to address this critical audit matter included:

●	Testing the operating effectiveness of controls relating to management’s impairment tests, including controls over the determination of the fair value of these specific trademarks. Through these tests, we evaluated management’s review controls over the financial projections, including reperformance and approval of the reasonableness of the key assumptions and inputs to the analysis, such as discount rates, growth rates, and key performance indicators such as sales forecast and operating margins.

●	Testing management’s process for determining the fair value of the trademarks. We evaluated the reasonableness of management’s forecasts of future revenue and operating margin by considering the impact that COVID-19 had on the year ended December 31, 2021, and its expected impact on future periods. We also considered whether such assumptions were consistent with historical forecasts and operating results for the Company, as well as evidence obtained in other areas of the audit. Additionally, a sensitivity analysis was performed using a Capital Asset Pricing

Model in order to evaluate whether the assumptions used in management’s model fell within reasonable ranges based on third-party industry market data.

●	Utilizing a valuation specialist to assist in evaluating the reasonableness of and testing the methodology used in the Company’s discounted cash flow model for the trademarks and certain significant assumptions, including projected revenue, operating margins, and discount rates. Additionally, we evaluated the work, expertise and objectivity of management’s specialist.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2018.

Chicago, Illinois

March 1, 2022

CONSOLIDATED STATEMENTS OF

Earnings and Retained Earnings

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES	(in thousands except per share data)

	For the year ended December 31,
	2021	2020	2019
Net product sales	$566,043	$467,427	$523,616
Rental and royalty revenue	4,733	3,636	3,497
Total revenue	570,776	471,063	527,113
Product cost of goods sold	370,105	299,710	329,102
Rental and royalty cost	1,430	992	995
Total costs	371,535	300,702	330,097
Product gross margin	195,938	167,717	194,514
Rental and royalty gross margin	3,303	2,644	2,502
Total gross margin	199,241	170,361	197,016
Selling, marketing and administrative expenses	132,108	112,117	127,802
Earnings from operations	67,133	58,244	69,214
Other income, net	18,596	18,018	16,190
Earnings before income taxes	85,729	76,262	85,404
Provision for income taxes	20,421	17,288	20,565
Net earnings	65,308	58,974	64,839
Less: net earnings (loss) attributable to noncontrolling interests	(18)	(21)	(81)
Net earnings attributable to Tootsie Roll Industries, Inc.	$65,326	$58,995	$64,920

Net earnings attributable to Tootsie Roll Industries, Inc. per share	$0.97	$0.86	$0.94
Average number of shares outstanding	67,431	68,482	69,386

Retained earnings at beginning of period	$32,312	$40,809	$33,767
Net earnings attributable to Tootsie Roll Industries, Inc.	65,326	58,995	64,920
Cash dividends	(24,061)	(23,739)	(23,371)
Stock dividends	(34,032)	(43,753)	(34,507)
Retained earnings at end of period	$39,545	$32,312	$40,809

(The accompanying notes are an integral part of these statements.)

CONSOLIDATED STATEMENTS OF

Comprehensive Earnings

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES	(in thousands)

	For the year ended December 31,
	2021	2020	2019
Net earnings	$65,308	$58,974	$64,839

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(301)	(1,213)	791

Pension and postretirement reclassification adjustments:
Unrealized gains (losses) for the period on postretirement and pension benefits	448	467	(1,230)
Less: reclassification adjustment for (gains) losses to net earnings	(1,405)	(1,349)	(1,522)
Unrealized gains (losses) on postretirement and pension benefits	(957)	(882)	(2,752)

Investments:
Unrealized gains (losses) for the period on investments	(4,227)	1,463	3,130
Less: reclassification adjustment for (gains) losses to net earnings	(96)	—	34
Unrealized gains (losses) on investments	(4,323)	1,463	3,164

Derivatives:
Unrealized gains (losses) for the period on derivatives	1,423	1,259	451
Less: reclassification adjustment for (gains) losses to net earnings	(2,593)	325	677
Unrealized gains (losses) on derivatives	(1,170)	1,584	1,128

Total other comprehensive income (loss), before tax	(6,751)	952	2,331
Income tax benefit (expense) related to items of other comprehensive income	1,553	(522)	(354)
Total comprehensive earnings	60,110	59,404	66,816
Comprehensive earnings (loss) attributable to noncontrolling interests	(18)	(21)	(81)
Total comprehensive earnings attributable to Tootsie Roll Industries, Inc.	$60,128	$59,425	$66,897

(The accompanying notes are an integral part of these statements.)

CONSOLIDATED STATEMENTS OF
Financial Position
TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES	(in thousands)

Assets

	December 31,
	2021	2020
CURRENT ASSETS:
Cash and cash equivalents	$105,840	$166,841
Restricted cash	386	415
Investments	39,968	42,090
Accounts receivable trade, less allowances of $2,281 and $1,694	54,921	41,209
Other receivables	3,920	3,894
Inventories:
Finished goods and work-in-process	31,431	35,583
Raw materials and supplies	24,074	23,996
Prepaid expenses	7,761	6,844
Total current assets	268,301	320,872
PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	21,704	21,738
Buildings	130,158	123,883
Machinery and equipment	446,777	422,506
Construction in progress	15,344	14,347
Operating lease right-of-use assets	7,419	858
	621,402	583,332
Less — accumulated depreciation	412,496	396,004
Net property, plant and equipment	208,906	187,328
OTHER ASSETS:
Goodwill	73,237	73,237
Trademarks	175,024	175,024
Investments	291,175	220,020
Split dollar officer life insurance	—	2,514
Prepaid expenses and other assets	603	4,525
Deferred income taxes	1,372	1,038
Total other assets	541,411	476,358
Total assets	$1,018,618	$984,558

(The accompanying notes are an integral part of these statements.)

(in thousands except per share data)

Liabilities and Shareholders’ Equity

	December 31,
	2021	2020
CURRENT LIABILITIES:
Accounts payable	$14,969	$13,025
Bank loans	939	832
Dividends payable	6,042	5,948
Accrued liabilities	53,896	45,099
Postretirement health care benefits	616	544
Operating lease liabilities	1,072	780
Income taxes payable	2,434	3,793
Total current liabilities	79,968	70,021
NONCURRENT LIABILITIES:
Deferred income taxes	45,461	47,900
Postretirement health care benefits	12,619	12,943
Industrial development bonds	7,500	7,500
Liability for uncertain tax positions	3,415	3,351
Operating lease liabilities	6,347	78
Deferred compensation and other liabilities	94,511	79,665
Total noncurrent liabilities	169,853	151,437
TOOTSIE ROLL INDUSTRIES, INC. SHAREHOLDERS’ EQUITY:
Common stock, $.69-4/9 par value — 120,000 shares authorized — 39,344 and 39,073, respectively, issued	27,322	27,134
Class B common stock, $.69-4/9 par value — 40,000 shares authorized — 27,793 and 27,012, respectively, issued	19,300	18,758
Capital in excess of par value	709,880	706,930
Retained earnings	39,545	32,312
Accumulated other comprehensive loss	(25,013)	(19,815)
Treasury stock (at cost) — 96 shares and 93 shares, respectively	(1,992)	(1,992)
Total Tootsie Roll Industries, Inc. shareholders’ equity	769,042	763,327
Noncontrolling interests	(245)	(227)
Total equity	768,797	763,100
Total liabilities and shareholders' equity	$1,018,618	$984,558

(The accompanying notes are an integral part of these statements.)

CONSOLIDATED STATEMENTS OF
Cash Flows
TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES	(in thousands)

	For the year ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$65,308	$58,974	$64,839
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	17,570	18,184	18,779
Deferred income taxes	(1,263)	(279)	2,832
Impairment of majority-owned foreign subsidiaries	—	—	377
Amortization of marketable security premiums	3,837	1,404	1,282
Changes in operating assets and liabilities:
Accounts receivable	(14,130)	3,483	5,086
Other receivables	(706)	636	(313)
Inventories	3,940	(770)	(4,383)
Prepaid expenses and other assets	2,622	2,961	4,362
Accounts payable and accrued liabilities	10,010	3,849	1,080
Income taxes payable	(1,296)	3,012	4,336
Postretirement health care benefits	(1,281)	(1,041)	(1,478)
Deferred compensation and other liabilities	687	(15,703)	3,422
Net cash provided by operating activities	85,298	74,710	100,221
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(31,426)	(17,970)	(20,258)
Repayment of premiums on split dollar life insurance policies	2,514	23,527	—
Purchases of trading securities	(2,668)	(3,183)	(3,427)
Sales of trading securities	968	18,058	795
Purchase of available for sale securities	(108,576)	(109,816)	(67,730)
Sale and maturity of available for sale securities	47,289	98,885	75,611
Net cash (used in) provided by investing activities	(91,899)	9,501	(15,009)
CASH FLOWS FROM FINANCING ACTIVITIES:
Shares purchased and retired	(30,184)	(32,055)	(34,116)
Dividends paid in cash	(24,136)	(23,810)	(23,460)
Proceeds from bank loans	3,792	3,902	3,582
Repayment of bank loans	(3,618)	(3,883)	(3,193)
Net cash used in financing activities	(54,146)	(55,846)	(57,187)
Effect of exchange rate changes on cash	(283)	(449)	28
Increase (decrease) in cash and cash equivalents	(61,030)	27,916	28,053
Cash, cash equivalents and restricted cash at beginning of year	167,256	139,340	111,287
Cash, cash equivalents and restricted cash at end of year	$106,226	$167,256	$139,340

Supplemental cash flow information:
Income taxes paid	$22,855	$14,503	$13,858
Interest paid	$6	$57	$121
Stock dividend issued	$64,667	$63,402	$70,557

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

Revenue recognition:

The Company’s revenues, primarily net product sales, principally result from the sale of goods, reflect the consideration to which the Company expects to be entitled, generally based on customer purchase orders. The Company records revenue based on a five-step model in accordance with Accounting Standards Codification ("ASC") Topic 606. Adjustments for estimated customer cash discounts upon payment, discounts for price adjustments, product returns, allowances, and certain advertising and promotional costs, including consumer coupons, are variable consideration and are recorded as a reduction of product sales revenue in the same period the related product sales are recorded. Such estimates are calculated using historical averages adjusted for any expected changes due to current business conditions and experience. A net product sale is recorded when the Company delivers the product to the customer, or in certain instances, the customer picks up the goods at the Company’s distribution centers, and thereby obtains control of such product. Amounts billed and due from our customers are classified as accounts receivables trade on the balance sheet and require payment on a short-term basis. Accounts receivable are unsecured. Shipping and handling costs of $55,289, $42,593, and $49,288 in 2021, 2020 and 2019, respectively, are included in selling, marketing and administrative expenses. A minor amount of royalty income (less than 0.2% of our consolidated net sales) is also recognized from sales-based licensing arrangements, pursuant to which revenue is recognized as the third-party licensee sales occur. Rental income (less than 1% of our consolidated net sales) is not considered revenue from contracts from customers.

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

Cash and cash equivalents:

The Company considers short-term debt securities with an original maturity of three months or less to be cash equivalents. Substantially all cash and cash equivalents are held at a major U.S. money center bank or its foreign branches (Bank of America), or its investment broker affiliate (Merrill Lynch). The Company also holds certificates of deposit (CDs)

of U.S. banks selected by this investment broker based on their financial ratings; substantially all such CDs are invested in separate individual banks which are generally not in excess of the Federal Deposit Insurance Corporation (FDIC) limit of $250 per bank. The cash in the Company's U.S. banks (primarily Bank of America) is not fully insured by the FDIC due to the statutory limit of $250. The Company had approximately $4,577 and $8,303 of cash held by it is foreign subsidiaries, principally foreign branches of a U.S. bank (Bank of America), at December 31, 2021 and 2020, respectively. The Company's cash in its foreign bank accounts is also not fully insured.

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

Inventories:

Inventories are stated at lower of cost or net realizable value. The cost of substantially all of the Company’s inventories ($51,355 and $54,935 at December 31, 2021 and 2020, respectively) has been determined by the last-in, first-out (LIFO) method. The excess of current cost over LIFO cost of inventories approximates $21,348 and $19,339 at December 31, 2021 and 2020, respectively. The cost of certain foreign inventories ($4,150 and $4,644 at December 31, 2021 and 2020, respectively) has been determined by the first-in, first-out (FIFO) method. Rebates, discounts and other cash consideration received from vendors related to inventory purchases is reflected as a reduction in the cost of the related inventory item, and is, therefore, reflected in cost of sales when the related inventory item is sold.

Property, plant and equipment:

Depreciation is computed for financial reporting purposes by use of the straight-line method based on useful lives of 20 to 50 years for buildings and 5 to 20 years for machinery and equipment. Depreciation expense was $17,570, $18,184 and $18,779 in 2021, 2020 and 2019, respectively.

Carrying value of long-lived assets:

The Company reviews long-lived assets to determine if there are events or circumstances indicating that the amount of the asset reflected in the Company’s balance sheet may not be recoverable. When such indicators are present, the Company compares the carrying value of the long-lived asset, or asset group, to the future undiscounted cash flows of the underlying assets to determine if impairment exists. If applicable, an impairment charge would be recorded to write down the carrying value to its fair value. The determination of fair value involves the use of estimates of future cash flows that involve considerable management judgment and are based upon assumptions about expected future operating performance. The actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance, and economic conditions. In fourth quarter 2019, the Company recorded charges of $377 relating to the impairment of assets of a foreign subsidiary which is included in selling, marketing and administrative expense. Except for the aforementioned, no impairment charges of long-lived assets were recorded by the Company during 2021, 2020 or 2019.

Postretirement health care benefits:

The Company provides certain postretirement health care benefits to a group of “grandfathered” corporate office and management employees. The cost of these postretirement benefits is accrued during the employees’ working careers. See Note 7 of the Company’s Notes to Consolidated Financial Statements for additional information. The Company also provided split dollar life benefits to an executive officer. The Company recorded an asset equal to the cumulative insurance premiums paid that will be recovered upon the death of the covered executive officer or earlier under the terms of the plan. During 2021, the Company received $2,514 of previously paid premiums on these insurance policies which was recorded as a reduction to this asset and has now fully recovered all the premiums under the terms of the plan. No premiums were paid in 2021, 2020 or 2019.

Goodwill and indefinite-lived intangible assets:

In accordance with authoritative guidance, goodwill and intangible assets with indefinite lives are not amortized, but rather reviewed and tested for impairment at least annually unless certain interim triggering events or circumstances require more frequent testing. All trademarks have been assessed by management to have indefinite lives because they are expected to generate cash flows indefinitely. Management believes that all assumptions used for the impairment review and testing are consistent with those utilized by market participants performing similar valuations. No impairments of intangibles, including trademarks and goodwill, were recorded in 2021, 2020 or 2019.

Current accounting guidance provides entities an option of performing a qualitative assessment (a "step-zero" test) before performing a quantitative analysis. If the entity determines, on the basis of certain qualitative factors, that it is more-likely-than-not that the intangibles (goodwill and certain trademarks) are not impaired, the entity would not need to proceed to the two step impairment testing process (quantitative analysis) as prescribed in the guidance. During fourth quarter 2021 and 2020, the Company performed a “step zero” test of its goodwill and certain trademarks, and concluded that there was no impairment based on this guidance. For the fair value assessment of certain trademarks where the “step-zero” analysis was not considered appropriate, impairment testing was performed in fourth quarter 2021 and 2020 using discounted cash flows and estimated royalty rates. For these trademarks, holding all other assumptions constant at the test date in 2021, a 100 basis point increase in the discount rate or a 100 basis point decrease in the royalty rate would reduce the fair value of these trademarks by approximately 16% and 10%, respectively. Individually, a 100 basis point increase in the discount rate or a 100 basis point decrease in the royalty rate would not result in a potential impairment as of December 31, 2021.

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

Further information regarding income tax matters are included in Note 4 of the Company’s Notes to Consolidated Financial Statements.

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

VEBA trust:

The Company maintains a VEBA trust managed and controlled by the Company, to fund the estimated future costs of certain employee health, welfare and other benefits. The Company made a $20,024 contribution to the VEBA trust in 2017 but no contributions were made to the trust in 2021, 2020 or 2019. The Company will continue using the VEBA trust funds to pay the actual cost of such benefits through most or possibly all of 2022. At December 31, 2021 and 2020, the VEBA trust held $3,941 and $8,272, respectively, of aggregate cash and cash equivalents. This asset value is included in prepaid expenses and long-term other assets in the Company’s Consolidated Statement of Financial Position. These assets are categorized as Level 1 within the fair value hierarchy.

Bank loans:

Bank loans consist of short term (less than 120 days) borrowings by the Company’s Spanish subsidiary that are held by international banks. The weighted-average interest rate as of December 31, 2021 and 2020 was 3.1% and 3.0%, respectively.

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

Recently adopted accounting pronouncements:

In March 2020, the FASB issued ASU 2020-04 which provides optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. In January 2021, the FASB issued ASU 2021-1 which clarified the scope of ASU 2020-04. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company adopted ASU 2020-04 and ASU 2021-1 in first quarter 2021. The adoption of these ASU’s did not have a material impact on the Company’s consolidated financial statements.

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

NOTE 2—ACCRUED LIABILITIES:

Accrued liabilities are comprised of the following:

	December 31,
	2021	2020
Compensation	$10,865	$8,135
Other employee benefits	8,640	8,841
Taxes, other than income	3,574	3,169
Advertising and promotions	22,547	18,455
Other	8,270	6,499
	$53,896	$45,099

NOTE 3—INDUSTRIAL DEVELOPMENT BONDS:

Industrial development bonds are due in 2027. The average floating interest rate, which is reset weekly, was 0.7% and 0.7% in 2021 and 2020, respectively. See Note 10 of the Company’s Notes to Consolidated Financial Statements for fair value disclosures.

NOTE 4—INCOME TAXES:

The domestic and foreign components of pretax income are as follows:

	2021	2020	2019
Domestic	$77,434	$69,211	$74,978
Foreign	8,295	7,051	10,426
	$85,729	$76,262	$85,404

The provision for income taxes is comprised of the following:

	2021	2020	2019
Current:
Federal	$16,886	$14,831	$15,133
Foreign	1,983	1,029	—
State	2,822	1,763	2,942
	21,691	17,623	18,075
Deferred:
Federal	(2,069)	(1,006)	(543)
Foreign	39	1,316	2,422
State	760	(645)	611
	(1,270)	(335)	2,490
	$20,421	$17,288	$20,565

Significant components of the Company’s net deferred tax liability at year end were as follows:

	December 31,
	2021	2020
Deferred tax assets:
Accrued customer promotions	$2,107	$1,506
Deferred compensation	22,311	18,501
Postretirement benefits	3,324	3,355
Other accrued expenses	5,158	3,078
Foreign subsidiary tax loss carry forward	4,497	4,508
Outside basis difference in foreign subsidiary	365	365
Deductible state tax depreciation	736	471
Tax credit carry forward	2,517	3,288
	41,015	35,072
Valuation allowances	(5,555)	(5,593)
Total deferred tax assets	$35,460	$29,479
Deferred tax liabilities:
Depreciation	$23,342	$22,192
Deductible goodwill and trademarks	38,255	37,348
Accrued export company commissions	4,615	4,508
Employee benefit plans	525	1,767
Inventory reserves	2,532	1,994
Prepaid insurance	965	569
Unrealized capital gains	3,874	2,515
Deferred foreign exchange gain	132	179
Deferred gain on sale of real estate	5,309	5,269
Total deferred tax liabilities	$79,549	$76,341
Net deferred tax liability	$44,089	$46,862

At December 31, 2021, the Company has benefits related to state tax credit carry-forwards expiring by year as follows: $175 in 2023, $200 in 2024, $35 in 2025, $40 in 2026, $50 in 2028, $131 in 2029, $213 in 2030, $225 in 2031, $238 in 2032, $211 in 2033, $235 in 2034, $274 in 2035 and $235 in 2036. The Company expects that not all the credits will be utilized before their expiration and has provided a valuation allowance for the estimated amounts that will expire. Such valuation allowances were $924 and $837 at December 31, 2021 and 2020, respectively.

At December 31, 2021, the amounts of the Company’s Spanish subsidiary loss carry-forwards expiring by year are as follows: $286 in 2026, $61 in 2027, $182 in 2028, $103 in 2029, $314 in 2030, $418 in 2031, $315 in 2032, $127 in 2033, $440 in 2034, $556 in 2035, $805 in 2036, $412 in 2037, $197 in 2038 and $160 in 2039. A full valuation allowance has been provided for all of these Spanish loss carry-forwards as the Company expects that the losses will not be utilized before their expiration.

The effective income tax rate differs from the statutory rate as follows:

	2021	2020	2019
U.S. statutory rate	21.0%	21.0%	21.0%
State income taxes, net	2.4	2.1	2.2
Exempt municipal bond interest	—	—	(0.1)
Foreign income tax rates	0.2	1.0	(0.1)
Income tax credits and adjustments	(0.6)	(1.4)	0.5
Adjustment of deferred tax balances	0.6	(0.2)	—
Reserve for uncertain tax benefits	—	(0.8)	0.4
Other, net	0.2	1.0	0.2
Effective income tax rate	23.8%	22.7%	24.1%

As a result of the 2017 Tax Cuts and Jobs Act, the Company does not assert permanent reinvestment of its foreign subsidiaries earnings.

At December 31, 2021 and 2020, the Company had unrecognized tax benefits of $3,133 and $3,011, respectively. Included in this balance is $1,547 and $1,468, respectively, of unrecognized tax benefits that, if recognized, would favorably affect the annual effective income tax rate. As of December 31, 2021 and 2020, $282 and $340, respectively, of interest and penalties were included in the liability for uncertain tax positions.

A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows:

	2021	2020	2019
Unrecognized tax benefits at January 1	$3,011	$3,678	$3,339
Increases in tax positions for the current year	700	377	1,164
Reductions in tax positions for lapse of statute of limitations	(578)	(501)	(576)
Reductions in tax positions for settlements and payments	—	(308)	(249)
Increases (decreases) in prior period unrecognized tax benefits due to change in judgment	—	(235)	—
Unrecognized tax benefits at December 31	$3,133	$3,011	$3,678

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes on the Consolidated Statements of Earnings and Retained Earnings.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions, primarily Canada and Mexico. The Company generally remains subject to examination by U.S. federal, state and foreign tax authorities for the years 2018 through 2020. With few exceptions, the Company is no longer subject to examinations by tax authorities for the years 2017 and prior.

NOTE 5—SHARE CAPITAL AND CAPITAL IN EXCESS OF PAR VALUE:

							Capital in
			Class B				Excess
	Common Stock		Common Stock		Treasury Stock		of Par
	Shares	Amount	Shares	Amount	Shares	Amount	Value
	(000’s)		(000’s)		(000’s)
Balance at December 31, 2018	38,544	26,767	25,584	17,767	88	(1,992)	696,535
Issuance of 3% stock dividend	1,150	798	768	532	2	—	32,999
Conversion of Class B common shares to common shares	65	45	(65)	(45)	—	—	—
Purchase and retirement of common shares	(923)	(641)	—	—	—	—	(33,475)
Balance at December 31, 2019	38,836	26,969	26,287	18,254	90	(1,992)	696,059
Issuance of 3% stock dividend	1,157	804	787	547	3	—	42,244
Conversion of Class B common shares to common shares	62	43	(62)	(43)	—	—	—
Purchase and retirement of common shares	(982)	(682)	—	—	—	—	(31,373)
Balance at December 31, 2020	39,073	27,134	27,012	18,758	93	(1,992)	706,930
Issuance of 3% stock dividend	1,163	807	810	562	3	—	32,495
Conversion of Class B common shares to common shares	29	20	(29)	(20)	—	—	—
Purchase and retirement of common shares	(921)	(639)	—	—	—	—	(29,545)
Balance at December 31, 2021	39,344	$27,322	27,793	$19,300	96	$(1,992)	$709,880

Average shares outstanding and all per share amounts included in the financial statements and notes thereto have been adjusted retroactively to reflect annual three percent stock dividends.

While the Company does not have a formal or publicly announced Company common stock purchase program, the Company’s board of directors periodically authorizes a dollar amount for such share purchases.

Based upon this policy, shares were purchased and retired as follows:

	Total Number of Shares
Year	Purchased (000’s)	Average Price Paid Per Share
2021	921	$32.76
2020	982	$32.59
2019	923	$36.93

NOTE 6—OTHER INCOME, NET:

Other income, net is comprised of the following:

	2021	2020	2019
Interest and dividend income	$2,740	$4,005	$4,423
Gains (losses) on trading securities relating to deferred compensation plans	14,207	12,519	11,292
Interest expense	(46)	(164)	(220)
Foreign exchange gains (losses)	667	534	(533)
Capital gains (losses)	(286)	(6)	22
Miscellaneous, net	1,314	1,130	1,206
	$18,596	$18,018	$16,190

NOTE 7—EMPLOYEE BENEFIT PLANS:

Pension plans:

The Company sponsors a defined contribution pension plan covering certain non-union employees with over one year of credited service. The Company’s policy is to fund pension costs accrued based on compensation levels. Total expense for this plan for 2021, 2020 and 2019 approximated $3,010, $2,722 and $3,114, respectively, for this defined contribution plan. The Company also maintains certain defined contribution 401K profit sharing and retirement plans. Company contributions in 2021, 2020 and 2019 to these plans were $3,201, $2,766 and $2,858 respectively.

The Company also contributes to a multi-employer defined benefit pension plan for certain of its union employees under a collective bargaining agreement which is as follows:

Plan name: Bakery and Confectionery Union and Industry International Pension Fund (Plan)

Employer Identification Number and plan number: 52-6118572, plan number 001

Funded Status as of the most recent year available: 48.30% funded as of January 1, 2020

The Company’s contributions to such plan: $3,118, $2,850 and $2,943 in 2021, 2020 and 2019, respectively

Plan status: Critical and declining as of December 31, 2020 (most recent date information is available)

Beginning in 2012, the Company received periodic notices from the Plan, a multi-employer defined benefit pension plan for certain Company union employees, that the Plan’s actuary certified the Plan to be in “critical status”, as defined by the Pension Protection Act (PPA) and the Pension Benefit Guaranty Corporation (PBGC); and that a plan of rehabilitation was adopted by the trustees of the Plan in 2012. Beginning in 2015, the Plan was reclassified to “critical and declining status”, as defined by the PPA and PBGC, for the plan year beginning January 1, 2015. A designation of “critical and declining status” implies that the Plan is expected to become insolvent in the next 20 years. In 2016, the Company received new notices that the Plan’s trustees adopted an updated Rehabilitation Plan effective January 1, 2016, and all annual notices through 2020 have continued to classify the Plan in the “critical and declining status” category.

The Company has been advised that its withdrawal liability would have been $104,300, $99,300 and $99,800 if it had withdrawn from the Plan during 2021, 2020 and 2019, respectively. Should the Company actually withdraw from the Plan at a future date, a withdrawal liability, which could be higher than the above discussed amounts, could be payable to the Plan.

The amended rehabilitation plan, which continues, requires that employer contributions include 5% compounded annual surcharge increases each year for an unspecified period of time beginning January 2013 (in addition to the 5% interim surcharge initiated in 2012) as well as certain plan benefit reductions. In fourth quarter 2020, the Plan Trustees advised the Company that the surcharges would no longer increase and therefore be “frozen” at the rates and amounts in effect as of December 31, 2020 provided that the local bargaining union and the Company executed a formal consenting agreement by March 31, 2021. During first quarter 2021, the local bargaining union and the Company executed this agreement which resulted in the “freezing” of such surcharges as of December 31, 2020. The Company’s pension expense for this Plan for 2021, 2020 and 2019 was $3,156, $2,866 and $2,961, respectively. The aforementioned expense includes surcharges of $1,112, $1,010 and $948 in 2021, 2020 and 2019, respectively, as required under the plan of rehabilitation, as amended.

The Company is currently unable to determine the ultimate outcome of the above discussed matter and therefore is unable to determine the effects on its consolidated financial statements, but the ultimate outcome or the effects of any modifications to the current rehabilitation plan could be material to its consolidated results of operations or cash flows in one or more future periods.

Deferred compensation:

The Company sponsors three deferred compensation plans for selected executives and other employees: (i) the Excess Benefit Plan, which restores retirement benefits lost due to IRS limitations on contributions to tax-qualified plans, (ii) the Supplemental Plan, which allows eligible employees to defer the receipt of eligible compensation until designated future dates and (iii) the Career Achievement Plan, which provides a deferred annual incentive award to selected executives. Participants in these plans earn a return on amounts due them based on several investment options, which mirror returns on underlying investments (primarily mutual funds). The Company economically hedges its obligations under the plans by investing in the actual underlying investments. These investments are classified as trading securities and are carried at fair value. At December 31, 2021 and 2020, these investments totaled $89,736 and $73,828, respectively. All gains and losses and related investment income from these investments, which are recorded in other income, net, are equally offset by corresponding increases and decreases in the Company’s deferred compensation liabilities.

Postretirement health care benefit plans:

The Company maintains a post-retirement health benefits plan for a group of “grandfathered” corporate employees. The plan, as amended in 2013, generally limited future annual cost increases in health benefits to 3%, restricted this benefit to current employees and retirees with long-term service with the Company, and eliminated all post-retirement benefits for future employees effective April 1, 2014. Post-retirement benefits liabilities (as amended) were $13,235 and $13,487 at December 31, 2021 and 2020, respectively.

Amounts recognized in accumulated other comprehensive loss (pre-tax) at December 31, 2021 are as follows:

Prior service credit	$(613)
Net actuarial gain	(1,341)
Net amount recognized in accumulated other comprehensive loss	$(1,954)

The changes in the accumulated postretirement benefit obligation at December 31, 2021 and 2020 consist of the following:

	December 31,
	2021	2020
Benefit obligation, beginning of year	$13,487	$13,743
Service cost	270	288
Interest cost	291	403
Actuarial (gain)/loss	(326)	(510)
Benefits paid	(487)	(437)
Benefit obligation, end of year	$13,235	$13,487

The actuarial (gain) in 2021 is attributable to an actuarial gain due to an increase in the discount rate partially offset by updated mortality projections for the year ended December 31, 2021. The actuarial (gain) in 2020 is attributable to updated participation rates and participant spending as well as mortality table projections partially offset by an actuarial loss due to the decrease in discount rate for the year ended December 31, 2020.

Net periodic postretirement benefit cost (income) included the following components:

	2021	2020	2019
Service cost—benefits attributed to service during the period	$270	$288	$270
Interest cost on the accumulated postretirement benefit obligation	291	403	499
Net amortization	(1,405)	(1,349)	(1,522)
Net periodic postretirement benefit cost (income)	$(844)	$(658)	$(753)

The Company estimates future benefit payments will be $616, $646, $668, $686 and $693 in each year beginning in 2022 through 2026, respectively, and a total of $3,572 in 2027 through 2031.

NOTE 8—COMMITMENTS:

Lease expense aggregated $1,068, $942 and $1,032 in 2021, 2020 and 2019, respectively. Future operating lease commitments are as follows: $1,072 in 2022, $717 in 2023, $420 in 2024, $422 in 2025, $409 in 2026 and $4,379 thereafter.

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

The following geographic data includes net product sales summarized on the basis of the customer location and long-lived assets based on their physical location:

	2021	2020	2019
Net product sales:
United States	$514,437	$431,024	$478,790
Canada, Mexico and Other	51,606	36,403	44,826
	$566,043	$467,427	$523,616
Long-lived assets:
United States	$178,936	$155,664	$155,428
Canada	27,051	28,765	30,412
Mexico and Other	2,919	2,899	2,615
	$208,906	$187,328	$188,455

Sales revenues from Wal-Mart Stores, Inc. aggregated approximately 22.7%, 23.5%, and 24.2% of net product sales during the year ended December 31, 2021, 2020 and 2019, respectively. Sales revenues from Dollar Tree, Inc. (which includes Family Dollar which was acquired by Dollar Tree) aggregated approximately 12.1%, 11.7%, and 11.3% of net product sales during the year ended December 31, 2021, 2020 and 2019, respectively. Some of the aforementioned sales to Wal-Mart and Dollar Tree are sold to McLane Company, a large national grocery wholesaler, which services and delivers certain of the Company’s products to Wal-Mart, Dollar Tree and other retailers in the U.S.A. Net product sales revenues from McLane, which includes these Wal-Mart and Dollar Tree sales as well as sales and deliveries to other Company customers, were 21.0% in 2021 and 22.1% in 2020 and 17.7% in 2019. At December 31, 2021 and 2020, the Company’s three largest customers discussed above accounted for approximately 36% and 21% of total accounts receivable, respectively.

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

As of December 31, 2021 and 2020, the Company held certain financial assets that are required to be measured at fair value on a recurring basis. These include derivative hedging instruments related to the foreign currency forward contracts and purchase of certain raw materials, investments in trading securities and available for sale securities. The Company’s available for sale and trading securities principally consist of corporate bonds and variable rate demand notes.

The fair value of the Company’s industrial revenue development bonds at December 31, 2021 and 2020 were valued using Level 2 inputs which approximates the carrying value of $7,500 for both periods. Interest rates on these bonds reset weekly based on current market conditions.

The following tables present information about the Company’s financial assets and liabilities measured at fair value as of December 31, 2021 and 2020, and indicate the fair value hierarchy and the valuation techniques utilized by the Company to determine such fair value:

	Estimated Fair Value December 31, 2021
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and equivalents	$105,840	$105,840	$—	$—
Available for sale securities	241,407	1,282	240,125	—
Foreign currency forward contracts	426	—	426	—
Commodity futures contracts, net	124	124	—	—
Trading securities	89,736	76,196	13,540	—
Total assets measured at fair value	$437,533	$183,442	$254,091	$—

	Estimated Fair Value December 31, 2020
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and equivalents	$166,841	$166,841	$—	$—
Available for sale securities	188,282	3,149	185,133	—
Foreign currency forward contracts	778	—	778	—
Commodity futures contracts, net	941	941	—	—
Trading securities	73,828	61,431	12,397	—
Total assets measured at fair value	$430,670	$232,362	$198,308	$—

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

A summary of the aggregate fair value, gross unrealized gains, gross unrealized losses, realized losses and amortized cost basis of the Company’s investment portfolio by major security type is as follows:

	December 31, 2021
	Amortized	Fair	Unrealized		Realized
Available for Sale:	Cost	Value	Gains	Losses	Losses
Municipal bonds	$542	$536	$—	$(6)	$—
Variable rate demand notes	—	—	—	—	—
Corporate bonds	238,045	236,332	—	(1,713)	—
Government securities	1,271	1,282	11	—	—
Certificates of deposit	3,246	3,257	11	—	—
	$243,104	$241,407	$22	$(1,719)	$—

	December 31, 2020
	Amortized	Fair	Unrealized		Realized
Available for Sale:	Cost	Value	Gains	Losses	Losses
Municipal bonds	$556	$561	$5	$—	$—
Variable rate demand notes	1,300	1,300	—	—	—
Corporate bonds	174,835	177,229	2,394	—	—
Government securities	3,049	3,149	100	—	—
Certificates of deposit	5,915	6,043	128	—	—
	$185,655	$188,282	$2,627	$—	$—

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

Changes in the fair value of the Company’s cash flow hedges are recorded in accumulated other comprehensive loss, net of tax, and are reclassified to earnings in the periods in which earnings are affected by the hedged item. Substantially all amounts reported in accumulated other comprehensive loss for commodity derivatives are expected to be reclassified to cost of goods sold. Approximately $124 of this accumulated comprehensive gain is expected to be charged to earnings in 2022. Approximately $420 and $6 in accumulated other comprehensive gain for foreign currency derivatives is expected to be reclassified to other income, net in 2022 and 2023, respectively.

The following table summarizes the Company’s outstanding derivative contracts and their effects on its Consolidated Statements of Financial Position at December 31, 2021 and 2020:

	December 31, 2021
	Notional
	Amounts	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign currency forward contracts	$6,729	$426	$—
Commodity futures contracts	6,012	231	(107)
Total derivatives		$657	$(107)

	December 31, 2020
	Notional
	Amounts	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign currency forward contracts	$6,391	$778	$—
Commodity futures contracts	4,010	941	—
Total derivatives		$1,719	$—

The effects of derivative instruments on the Company’s Consolidated Statement of Earnings, Comprehensive Earnings and Retained Earnings for year ended December 31, 2021 and 2020 are as follows:

	For Year Ended December 31, 2021
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings
Foreign currency forward contracts	$93	$445	$—
Commodity futures contracts	1,330	2,148	—
Total	$1,423	$2,593	$—

	For Year Ended December 31, 2020
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings
Foreign currency forward contracts	$686	$(78)	$—
Commodity futures contracts	573	(247)	—
Total	$1,259	$(325)	$—

NOTE 12—ACCUMULATED OTHER COMPREHENSIVE LOSS:

The following table sets forth information with respect to accumulated other comprehensive earnings (loss):

						Accumulated
	Foreign		Foreign		Postretirement	Other
	Currency		Currency	Commodity	and Pension	Comprehensive
	Translation	Investments	Derivatives	Derivatives	Benefits	Earnings (Loss)
Balance at December 31, 2019	$(23,368)	$882	$10	$92	$2,139	$(20,245)
Other comprehensive earnings (loss) before reclassifications	(1,213)	1,110	520	434	356	1,207
Reclassifications from accumulated other comprehensive loss	—	—	59	187	(1,023)	(777)
Other comprehensive earnings (loss) net of tax	(1,213)	1,110	579	621	(667)	430
Balance at December 31, 2020	$(24,581)	$1,992	$589	$713	$1,472	$(19,815)
Other comprehensive earnings (loss) before reclassifications	(301)	(3,205)	70	1,009	332	(2,095)
Reclassifications from accumulated other comprehensive loss	—	(73)	(337)	(1,628)	(1,065)	(3,103)
Other comprehensive earnings (loss) net of tax	(301)	(3,278)	(267)	(619)	(733)	(5,198)
Balance at December 31, 2021	$(24,882)	$(1,286)	$322	$94	$739	$(25,013)

The amounts reclassified from accumulated other comprehensive income (loss) consisted of the following:

Details about Accumulated Other	Year to Date Ended
Comprehensive Income Components	December 31, 2021	December 31, 2020	Location of (Gain) Loss Recognized in Earnings
Investments	$(96)	$-	Other income, net
Foreign currency derivatives	(445)	78	Other income, net
Commodity derivatives	(2,148)	247	Product cost of goods sold
Postretirement and pension benefits	(1,405)	(1,349)	Other income, net
Total before tax	(4,094)	(1,024)
Tax expense (benefit)	991	247
Net of tax	$(3,103)	$(777)

NOTE 13—GOODWILL AND INTANGIBLE ASSETS:

All of the Company’s intangible indefinite-lived assets are trademarks.

The changes in the carrying amount of trademarks for 2021 and 2020 were as follows:

	2021	2020
Original cost	$193,767	$193,767
Accumulated impairment losses as of January 1	(18,743)	(18,743)
Balance at January 1	$175,024	$175,024
Current year impairment losses	—	—
Balance at December 31	$175,024	$175,024
Accumulated impairment losses as of December 31	$(18,743)	$(18,743)

The fair value of indefinite-lived intangible assets was primarily assessed using the present value of estimated future cash flows and relief-from-royalty method.

The Company has no accumulated impairment losses of goodwill.

Note 14 — LEASES:

The Company leases certain buildings, land and equipment that are classified as operating leases. These leases have remaining lease terms of up to approximately 20 years. In the twelve months of 2021 and 2020, operating lease cost and cash paid for operating lease liabilities totaled $1,068 and $1,023, respectively, which is classified in cash flows from operating activities. As of December 31, 2021 and 2020, operating lease right-of-use assets and operating lease liabilities were both $7,419 and $858, respectively. The weighted-average remaining lease term related to these operating leases was approximately 7.7 years and 0.7 years as of December 31, 2021 and 2020, respectively. The weighted-average discount rate related to the Company’s operating leases was 2.3% and 3.0% as of December 31, 2021 and 2020, respectively. Maturities of operating lease liabilities at December 31, 2021 are as follows: $1,072 in 2022, $717 in 2023, $420 in 2024, $422 in 2025, $409 in 2026 and $4,379 in 2027 through 2041.

The Company, as lessor, rents certain commercial real estate to third party lessees. The December 31, 2021 and 2020 cost related to these leased properties was $51,384 and $51,426, respectively, and the accumulated depreciation related to these leased properties was $15,844 and $14,784, respectively. Terms of certain such leases, including renewal options, may be extended for up to approximately sixty years, many of which provide for periodic adjustment of rent payments based on changes in consumer or other price indices. The Company recognizes lease income on a straight-line basis over the lease term. Lease income in the twelve months of 2021 and 2020 was $4,223 and $3,191, respectively, and is classified in cash flows from operating activities.

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

Internal Control over Financial Reporting

(a)	See “Management’s Report on Internal Control Over Financial Reporting,” included in Item 8 “Financial Statements and Supplementary Data,” which is incorporated herein by reference.

(b)	See “Report of Independent Registered Public Accounting Firm” included in Item 8 “Financial Statements and Supplementary Data” for the attestation report of the Company’s independent registered public accounting firm, which is incorporated herein by reference.

(c)	There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.            Other Information.

None.

ITEM 9C.            Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

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

The following table sets forth the information with respect to the executive officers of the Company:

Name	Position (1)	Age

Ellen R. Gordon*	Chairman of the Board and Chief Executive Officer	90

G. Howard Ember Jr.	Vice President/Finance	69

Stephen P. Green	Vice President/Manufacturing	63

Kenneth D Naylor	Vice President/Marketing and Sales	62

Barry P. Bowen	Treasurer	66

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

ITEM 11.             Executive Compensation.

See the information set forth in the sections entitled “Executive Compensation” and “Director Compensation” of the Company’s 2022 Proxy Statement, which are incorporated herein by reference.

ITEM 12.             Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

For information with respect to the beneficial ownership of the Company’s common stock and Class B common stock by the beneficial owners of more than 5% of said shares and by the management of the Company, see the sections entitled “Ownership of Common Stock and Class B Common Stock by Certain Beneficial Owners” and “Ownership of Common Stock and Class B Common Stock by Management” of the 2022 Proxy Statement. These sections of the 2022 Proxy Statement are incorporated herein by reference. The Company does not have any compensation plans under which equity securities of the Company are authorized for issuance.

ITEM 13.             Certain Relationships and Related Transactions, and Director Independence.

See the section entitled “Related Person Transactions” of the 2022 Proxy Statement, which is incorporated herein by reference.

The Company’s board of directors has determined that its non-management directors, Mr. Seibert and Ms. Wardynski and Ms. Lewis-Brent, are independent under the New York Stock Exchange listing standards because they have no direct or indirect relationship with the Company other than through their service on the Board of Directors.

ITEM 14.             Principal Accounting Fees and Services.

See the section entitled “Independent Auditor Fees and Services” of the 2022 Proxy Statement, which is incorporated herein by reference.

ITEM 15.             Exhibits, Financial Statement Schedules.

(a) Financial Statements.

(1) The following financial statements are included in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Earnings and Retained Earnings for each of the three years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Comprehensive Earnings for each of the three years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Financial Position at December 31, 2021 and 2020

Consolidated Statements of Cash Flows for each of the three years ended in the period December 31, 2021, 2020 and 2019

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules.

The financial statement schedule included in this Form 10-K is Schedule II - Valuation and Qualifying Accounts and Reserves for the Year Ended December 31, 2021, 2020 and 2019 (see Schedule II immediately following ITEM 16 of this Form 10-K).

(3) Exhibits required by Item 601 of Regulation S-K:

See Index to Exhibits which appears following Financial Schedule II.

ITEM 16. Form 10-K Summary.

None.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS (in thousands)

DECEMBER 31, 2021, 2020 and 2019

		Additions
		(reductions)
	Balance at	charged		Balance at
	beginning	(credited) to		End of
Description	of year	expense	Deductions(1)	Year

2021:
Reserve for bad debts	$1,108	$418	$134	$1,392
Reserve for cash discounts	586	10,153	9,850	889
Deferred tax asset valuation	5,593	(38)	—	5,555
	$7,287	$10,533	$9,984	$7,836

2020:
Reserve for bad debts	$1,337	$123	$352	$1,108
Reserve for cash discounts	612	8,504	8,530	586
Deferred tax asset valuation	4,985	608	—	5,593
	$6,934	$9,235	$8,882	$7,287

2019:
Reserve for bad debts	$1,128	$676	$467	$1,337
Reserve for cash discounts	692	9,482	9,562	612
Deferred tax asset valuation	3,892	1,093	—	4,985
	$5,712	$11,251	$10,029	$6,934

(1)	Deductions against reserve for bad debts consist of accounts receivable written off net of recoveries and exchange rate movements. Deductions against reserve for cash discounts consist of allowances to customers.

INDEX TO EXHIBITS

3.1	Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.

3.2	Amendment to Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

3.3	Amended and Restated By-Laws. Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

4.1	Specimen Class B Common Stock Certificate. Incorporated by reference to Exhibit 1.1 of the Company’s Registration Statement on Form 8-A dated February 29, 1988.

4.2	Description of Common Stock. Incorporated by reference to Exhibit 4.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

10.1*	Excess Benefit Plan. Incorporated by reference to Exhibit 10.8.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1990.

10.2*	Amended and Restated Career Achievement Plan of the Company. Incorporated by reference to Exhibit 10.8.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

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

10.14*

Second Amendment to the Tootsie Roll Industries, Inc. Post 2004 Excess Benefit Plan. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 13, 2021.

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

TOOTSIE ROLL INDUSTRIES, INC.

By:	Ellen R. Gordon
Ellen R. Gordon, Chairman of the Board of Directors and Chief Executive Officer

Date:	March 1, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Ellen R. Gordon	Chairman of the Board of Directors and Chief Executive Officer	March 1, 2022
Ellen R. Gordon	(principal executive officer)

Paula M. Wardynski	Director	March 1, 2022
Paula M. Wardynski

Lana Jane Lewis-Brent	Director	March 1, 2022
Lana Jane Lewis-Brent

Barre A. Seibert	Director	March 1, 2022
Barre A. Seibert

Virginia L. Gordon	Director	March 1, 2022
Virginia L. Gordon

G. Howard Ember, Jr.	Vice President, Finance	March 1, 2022
G. Howard Ember, Jr.	(principal financial officer and principal accounting officer)