Form 10-Q
period 2022-03-31
TOOTSIE ROLL INDUSTRIES INC
filed 2022-05-10
CIK 98677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (March 31, 2022).

Class	Outstanding

Common Stock, $0.69-4/9 par value	40,487,362
Class B Common Stock, $0.69-4/9 par value	28,625,601

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, par value $0.69-4/9 per share	TR	New York Stock Exchange

TOOTSIE ROLL INDUSTRIES, INC.

MARCH 31, 2022

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See “Forward-Looking Statements” under Part I — Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands) (Unaudited)

	March 31, 2022	December 31, 2021	March 31, 2021

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$86,800	$105,840	$136,291
Restricted cash	377	386	399
Investments	58,727	39,968	42,396
Accounts receivable trade, less allowances of $2,378, $2,281 and $1,672	51,954	54,921	34,620
Other receivables	4,137	3,920	3,183
Inventories:
Finished goods and work-in-process	40,592	31,431	42,166
Raw materials and supplies	27,127	24,074	26,111
Prepaid expenses	5,947	7,761	7,166
Total current assets	275,661	268,301	292,332

PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	21,712	21,704	21,711
Buildings	130,184	130,158	123,836
Machinery and equipment	447,060	446,777	421,364
Construction in progress	20,796	15,344	19,575
Operating lease right-of-use assets	7,220	7,419	653
	626,972	621,402	587,139
Less - accumulated depreciation	416,839	412,496	399,566
Net property, plant and equipment	210,133	208,906	187,573

OTHER ASSETS:
Goodwill	73,237	73,237	73,237
Trademarks	175,024	175,024	175,024
Investments	276,780	291,175	243,749
Split dollar officer life insurance	-	-	2,514
Prepaid expenses and other assets	602	603	3,557
Deferred income taxes	1,417	1,372	1,005
Total other assets	527,060	541,411	499,086
Total assets	$1,012,854	$1,018,618	$978,991

(The accompanying notes are an integral part of these statements.)

(in thousands except per share data) (Unaudited)

	March 31, 2022	December 31, 2021	March 31, 2021

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$21,676	$14,969	$14,275
Bank loans	1,075	939	965
Dividends payable	171	6,042	168
Accrued liabilities	51,134	53,896	43,421
Postretirement health care benefits	616	616	544
Operating lease liabilities	1,037	1,072	611
Income taxes payable	4,550	2,434	5,957
Total current liabilities	80,259	79,968	65,941

NONCURRENT LIABILITIES:
Deferred income taxes	44,225	45,461	47,636
Postretirement health care benefits	12,617	12,619	12,947
Industrial development bonds	7,500	7,500	7,500
Liability for uncertain tax positions	3,512	3,415	3,483
Operating lease liabilities	6,183	6,347	42
Deferred compensation and other liabilities	89,052	94,511	82,856
Total noncurrent liabilities	163,089	169,853	154,464

TOOTSIE ROLL INDUSTRIES, INC. SHAREHOLDERS’ EQUITY:
Common stock, $.69-4/9 par value - 120,000 shares authorized; 40,487, 39,344 and 40,002, respectively, issued	28,116	27,322	27,779
Class B common stock, $.69-4/9 par value - 40,000 shares authorized; 28,626, 27,793 and 27,821, respectively, issued	19,879	19,300	19,320
Capital in excess of par value	749,819	709,880	732,165
Retained earnings	2,904	39,545	3,121
Accumulated other comprehensive loss	(28,967)	(25,013)	(21,577)
Treasury stock (at cost) - 99, 96 and 96 shares, respectively	(1,992)	(1,992)	(1,992)
Total Tootsie Roll Industries, Inc. shareholders’ equity	769,759	769,042	758,816
Noncontrolling interests	(253)	(245)	(230)
Total equity	769,506	768,797	758,586
Total liabilities and shareholders’ equity	$1,012,854	$1,018,618	$978,991

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

EARNINGS AND RETAINED EARNINGS

(in thousands except per share amounts) (Unaudited)

	Quarter Ended
	March 31, 2022	March 31, 2021

Net product sales	$139,291	$101,795
Rental and royalty revenue	1,346	1,434
Total revenue	140,637	103,229
Product cost of goods sold	92,350	65,565
Rental and royalty cost	379	445
Total costs	92,729	66,010
Product gross margin	46,941	36,230
Rental and royalty gross margin	967	989
Total gross margin	47,908	37,219
Selling, marketing and administrative expenses	27,073	26,809
Earnings from operations	20,835	10,410
Other income (loss), net	(5,016)	3,816
Earnings before income taxes	15,819	14,226
Provision for income taxes	3,800	3,463
Net earnings	12,019	10,763
Less: net earnings (loss) attributable to noncontrolling interests	(8)	(4)
Net earnings attributable to Tootsie Roll Industries, Inc.	$12,027	$10,767

Net earnings attributable to Tootsie Roll Industries, Inc. per share	$0.17	$0.15
Dividends per share *	$0.09	$0.09

Average number of shares outstanding	69,039	69,858

Retained earnings at beginning of period	$39,545	$32,312
Net earnings attributable to Tootsie Roll Industries, Inc.	12,027	10,767
Cash dividends	(6,034)	(5,925)
Stock dividends	(42,634)	(34,033)
Retained earnings at end of period	$2,904	$3,121

*Does not include 3% stock dividend to shareholders of record on 3/7/22 and 3/5/21.

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS

(in thousands except per share amounts) (Unaudited)

	Quarter Ended
	March 31, 2022	March 31, 2021

Net earnings	$12,019	$10,763

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	569	(397)

Pension and postretirement reclassification adjustments:
Unrealized gains (losses) for the period on postretirement and pension benefits	-	-
Less: reclassification adjustment for (gains) losses to net earnings	(207)	(351)
Unrealized gains (losses) on postretirement and pension benefits	(207)	(351)

Investments:
Unrealized gains (losses) for the period on investments	(5,847)	(1,155)
Less: reclassification adjustment for (gains) losses to net earnings	(5)	-
Unrealized gains (losses) on investments	(5,852)	(1,155)

Derivatives:
Unrealized gains (losses) for the period on derivatives	221	476
Less: reclassification adjustment for (gains) losses to net earnings	(129)	(771)
Unrealized gains (losses) on derivatives	92	(295)

Total other comprehensive income (loss), before tax	(5,398)	(2,198)
Income tax benefit (expense) related to items of other comprehensive income	1,444	436
Total comprehensive earnings	8,065	9,001
Comprehensive earnings (loss) attributable to noncontrolling interests	(8)	(4)
Total comprehensive earnings attributable to Tootsie Roll Industries, Inc.	$8,073	$9,005

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Quarter Ended
	March 31, 2022	March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$12,019	$10,763
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation	4,216	4,365
Deferred income taxes	208	174
Amortization of marketable security premiums	1,334	739
Changes in operating assets and liabilities:
Accounts receivable	3,092	6,326
Other receivables	(239)	487
Inventories	(12,051)	(8,883)
Prepaid expenses and other assets	1,829	572
Accounts payable and accrued liabilities	4,296	(1,204)
Income taxes payable	2,213	2,295
Postretirement health care benefits	(209)	(347)
Deferred compensation and other liabilities	99	50
Net cash provided by operating activities	16,807	15,337
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,948)	(3,787)
Purchases of trading securities	(737)	(1,835)
Sales of trading securities	205	582
Purchase of available for sale securities	(25,148)	(30,031)
Sale and maturity of available for sale securities	8,524	8,543
Net cash from (used in) investing activities	(23,104)	(26,528)
CASH FLOWS FROM FINANCING ACTIVITIES:
Shares purchased and retired	(1,152)	(7,423)
Dividends paid in cash	(12,075)	(11,874)
Proceeds from bank loans	1,178	1,070
Repayment of bank loans	(1,016)	(896)
Net cash used in financing activities	(13,065)	(19,123)
Effect of exchange rate changes on cash	313	(252)
Increase (Decrease) in cash and cash equivalents	(19,049)	(30,566)
Cash, cash equivalents and restricted cash at beginning of year	106,226	167,256
Cash, cash equivalents and restricted cash at end of quarter	$87,177	$136,690
Supplemental cash flow information:
Income taxes paid/(received), net	$1,571	$1,233
Interest paid	$2	$2
Stock dividend issued	$70,242	$64,667

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(in thousands except per share amounts) (Unaudited)

Note 1 — Significant Accounting Policies

General Information

Foregoing data has been prepared from the unaudited financial records of Tootsie Roll Industries, Inc. (the “Company”) and in the opinion of Management all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the interim period have been reflected. Certain amounts previously reported have been reclassified to conform to the current year presentation. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”).

Results of operations for the period ended March 31, 2022 are not necessarily indicative of results to be expected for the year to end December 31, 2021 because of the seasonal nature of the Company’s operations. Historically, the third quarter has been the Company’s largest net product sales quarter due to pre-Halloween net product sales.

On March 11, 2020, the World Health Organization designated the recent novel coronavirus ("COVID-19") as a global pandemic. The Company continues to actively monitor COVID-19 and its potential impact on our operations and financial results. The impact that COVID-19 will have on our consolidated financial statements throughout 2022 and beyond remains uncertain and ultimately will be dictated by the length and severity of the pandemic and Covid-19 variants, the pace of the “reopening” of the economy and economic recovery, and federal, state, local and foreign government actions taken in response. The effects of Covid-19 pandemic are unprecedented, and therefore the Company is unable to determine its effects on its net product sales and net earnings for the balance of 2022 and beyond.

Revenue Recognition

The Company’s revenues, primarily net product sales, principally resulting from the sale of goods, reflect the consideration to which the Company expects to be entitled generally based on customer purchase orders. The Company records revenue based on a five-step model in accordance with Accounting Standards Codification ("ASC") Topic 606 which became effective January 1, 2018. Adjustments for estimated customer cash discounts upon payment, discounts for price adjustments, product returns, allowances, and certain advertising and promotional costs, including consumer coupons, are variable consideration and are recorded as a reduction of net product sales revenue in the same period the related net product sales are recorded. Such estimates are calculated using historical averages adjusted for any expected changes due to current business conditions and experience. A net product sale is recorded when the Company delivers the product to the customer, or in certain instances, the customer picks up the goods at the Company’s distribution center, and thereby obtains control of such product. Amounts billed and due from our customers are classified as accounts receivable trade on the balance sheet and require payment on a short-term basis. Accounts receivable trade are unsecured. Shipping and handling costs of $16,538 and $10,139 in first quarter 2022 and 2021, respectively, are included in selling, marketing and administrative expenses. A minor amount of royalty income (less than 0.2% of our consolidated net product sales) is also recognized from sales-based licensing arrangements, pursuant to which revenue is recognized as the third-party licensee sales occur. Rental income (approximately 1% of our consolidated net product sales) is not considered revenue from contracts from customers.

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

Recently Adopted Accounting Pronouncements

As of the date of this report, there are no recent accounting pronouncements that have not yet been adopted that Management believes would have a material impact on the Company’s consolidated financial statements.

Note 2 — Average Shares Outstanding

The average number of shares outstanding for first quarter 2022 reflects aggregate stock purchases of 33 shares for $1,152 and a 3% stock dividend of 2,006 shares distributed on April 8, 2022. The average number of shares outstanding for first quarter 2021 reflects aggregate stock purchases of 234 shares for $7,423 and a 3% stock dividend of 1,970 shares distributed on April 2, 2021.

Note 3 — Income Taxes

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company remains subject to examination by U.S. federal and state and foreign tax authorities for the years 2018 through 2020. The Company’s consolidated effective income tax rate was 24.0% and 24.3% in first quarter 2022 and 2021, respectively.

NOTE 4—Share Capital and Capital In Excess of Par Value:

							Capital in
			Class B				Excess
	Common Stock		Common Stock		Treasury Stock		of Par
	Shares	Amount	Shares	Amount	Shares	Amount	Value
	(000’s)		(000’s)		(000’s)
Balance at December 31, 2021	39,344	$27,322	27,793	$19,300	96	$(1,992)	$709,880
Issuance of 3% stock dividend	1,176	817	833	579	3	—	41,068
Purchase and retirement of common shares and other	(33)	(23)	—	—	—	—	(1,129)
Balance at March 31, 2022	40,487	$28,116	28,626	$19,879	99	$(1,992)	$749,819

Balance at December 31, 2020	39,073	$27,134	27,012	$18,758	93	$(1,992)	$706,930
Issuance of 3% stock dividend	1,163	808	809	562	3	—	32,495
Purchase and retirement of common shares and other	(234)	(163)	-	—	—	—	(7,260)
Balance at March 31, 2021	40,002	$27,779	27,821	$19,320	96	$(1,992)	$732,165

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

As of March 31, 2022, December 31, 2021 and March 31, 2021, the Company held certain financial assets that are required to be measured at fair value on a recurring basis. These included derivative hedging instruments related to the purchase of certain raw materials and foreign currencies, investments in trading securities and available for sale securities. The Company’s available for sale securities principally consist of corporate bonds.

The fair value of the Company’s industrial revenue development bonds at March 31, 2022, December 31, 2021 and March 31, 2021 were valued using Level 2 inputs which approximates the carrying value of $7,500 for the respective periods. Interest rates on these bonds are reset weekly based on current market conditions.

The following table presents information about the Company’s financial assets and liabilities measured at fair value as of March 31, 2022, December 31, 2021 and March 31, 2021 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Estimated Fair Value March 31, 2022
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$86,800	$86,800	$-	$-
Available for sale securities	250,845	1,264	249,581	-
Foreign currency forward contracts	400	-	400	-
Commodity futures contracts	242	242	-	-
Trading securities	84,662	69,076	15,586	-
Total assets measured at fair value	$422,949	$157,382	$265,567	$-

	Estimated Fair Value December 31, 2021
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$105,840	$105,840	$-	$-
Available for sale securities	241,407	1,282	240,125	-
Foreign currency forward contracts	426	—	426	-
Commodity futures contracts, net	124	124	—	-
Trading securities	89,736	76,196	13,540	-
Total assets measured at fair value	$437,533	$183,442	$254,091	$-

	Estimated Fair Value March 31, 2021
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$136,291	$136,291	$-	$-
Available for sale securities	207,874	3,144	204,730	-
Foreign currency forward contracts	755	-	755	-
Commodity futures contracts	670	670	-	-
Trading securities	78,271	65,532	12,739	-
Total assets measured at fair value	$423,861	$205,637	$218,224	$-

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

Changes in the fair value of the Company’s cash flow hedges are recorded in accumulated other comprehensive loss, net of tax, and are reclassified to earnings in the periods in which earnings are affected by the hedged item. Substantially all amounts reported in accumulated other comprehensive loss for commodity derivatives are expected to be reclassified to cost of goods sold. Approximately $242 of this accumulated comprehensive gain is expected to be reclassified to earnings in 2022. Approximately $375 and $25 reported in accumulated other comprehensive gain for foreign currency derivatives are expected to be reclassified to other income, net in 2022 and 2023, respectively.

The following table summarizes the Company’s outstanding derivative contracts and their effects on its Condensed Consolidated Statements of Financial Position at March 31, 2022, December 31, 2021 and March 31, 2021:

	March 31, 2022
	Notional
	Amounts	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign currency forward contracts	$5,340	$400	$-
Commodity futures contracts	2,861	242	-
Total derivatives		$642	$-

	December 31, 2021
	Notional
	Amounts	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign currency forward contracts	$6,729	$426	$—
Commodity futures contracts	6,012	231	(107)
Total derivatives		$657	$(107)

	March 31, 2021
	Notional
	Amounts	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign currency forward contracts	$5,593	$755	$-
Commodity futures contracts	4,362	675	(5)
Total derivatives		$1,430	$(5)

The effects of derivative instruments on the Company’s Condensed Consolidated Statements of Earnings and Retained Earnings and the Condensed Consolidated Statements of Comprehensive Earnings for periods ended March 31, 2022 and March 31, 2021 are as follows:

	For Quarter Ended March 31, 2022
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$76	$102	$-
Commodity futures contracts	145	27	-
Total	$221	$129	$-

	For Quarter Ended March 31, 2021
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$79	$103	$-
Commodity futures contracts	397	668	-
Total	$476	$771	$-

Note 7 — Pension Plans

Beginning in 2012, the Company received periodic notices from the Bakery and Confectionery Union and Industry International Pension Fund (Plan), a multi-employer defined benefit pension plan for certain Company union employees, that the Plan’s actuary certified the Plan to be in “critical status”, as defined by the Pension Protection Act (PPA) and the Pension Benefit Guaranty Corporation (PBGC); and that a plan of rehabilitation was adopted by the trustees of the Plan in 2012. Beginning in 2015, the Plan was reclassified to “critical and declining status”, as defined by the PPA and PBGC, for the plan year beginning January 1, 2015. A designation of “critical and declining status” implies that the Plan is expected to become insolvent in the next 20 years. In 2016, the Company received new notices that the Plan’s trustees adopted an updated Rehabilitation Plan effective January 1, 2016, and all annual notices through 2021 have continued to classify the Plan in the “critical and declining status” category.

The Company has been advised that its withdrawal liability would have been $104,300, $99,300 and $99,800 if it had withdrawn from the Plan during 2021, 2020 and 2019, respectively. Should the Company actually withdraw from the Plan at a future date, a withdrawal liability, which could be higher than the above discussed amounts, could be payable to the Plan.

The amended rehabilitation plan, which continues, requires that employer contributions include 5% compounded annual surcharge increases each year for an unspecified period of time beginning January 2013 (in addition to the 5% interim surcharge initiated in 2012) as well as certain plan benefit reductions. In fourth quarter 2020, the Plan Trustees advised the Company that the surcharges would no longer increase and therefore be “frozen” at the rates and amounts in effect as of December 31, 2020 provided that the local bargaining union and the Company executed a formal consenting agreement by March 31, 2021. During first quarter 2021, the local bargaining union and the Company executed this agreement which resulted in the “freezing” of such surcharges as of December 31, 2020. The Company’s pension expense for this Plan for first quarter 2022 and 2021 was $763 and $604, respectively ($3,156 and $2,866 for twelve months 2021 and 2020, respectively). The aforementioned expense includes surcharges of $269 and $213 for first quarter 2022 and 2021, respectively ($1,112 and $1,010 for twelve months 2021 and 2020, respectively), as required under the amended plan of rehabilitation.

The Company is currently unable to determine the ultimate outcome of the above discussed matter and therefore is unable to determine the effects on its consolidated financial statements, but the ultimate outcome or the effects of any modifications to the current amended rehabilitation plan could be material to its consolidated results of operations or cash flows in one or more future periods.

Note 8 — Accumulated Other Comprehensive Earnings (Loss)

Accumulated Other Comprehensive Earnings (Loss) consists of the following components:

						Accumulated
	Foreign		Foreign		Postretirement	Other
	Currency		Currency	Commodity	and Pension	Comprehensive
	Translation	Investments	Derivatives	Derivatives	Benefits	Earnings (Loss)
Balance at December 31, 2021	$(24,882)	$(1,286)	$322	$94	$739	$(25,013)
Other comprehensive earnings (loss) before reclassifications	569	(4,432)	57	111	-	(3,695)
Reclassifications from accumulated other comprehensive loss	-	(4)	(77)	(21)	(157)	(259)
Other comprehensive earnings (loss) net of tax	569	(4,436)	(20)	90	(157)	(3,954)
Balance at March 31, 2022	$(24,313)	$(5,722)	$302	$184	$582	$(28,967)

Balance at December 31, 2020	$(24,581)	$1,992	$589	$713	$1,472	$(19,815)
Other comprehensive earnings (loss) before reclassifications	(397)	(876)	61	301	-	(911)
Reclassifications from accumulated other comprehensive loss	-	-	(78)	(506)	(267)	(851)
Other comprehensive earnings (loss) net of tax	(397)	(876)	(17)	(205)	(267)	(1,762)
Balance at March 31, 2021	$(24,978)	$1,116	$572	$508	$1,205	$(21,577)

The amounts reclassified from accumulated other comprehensive income (loss) consisted of the following:

Details about Accumulated Other	Quarter Ended		Location of (Gain) Loss
Comprehensive Income Components	March 31, 2022	March 31, 2021	Recognized in Earnings
Investments	$(5)	$-	Other income, net
Foreign currency derivatives	(102)	(103)	Other income, net
Commodity derivatives	(27)	(668)	Product cost of goods sold
Postretirement and pension benefits	(207)	(351)	Other income, net
Total before tax	(341)	(1,122)
Tax (expense) benefit	82	271
Net of tax	$(259)	$(851)

Note 9 — Restricted Cash

Restricted cash comprises certain cash deposits of the Company’s Spanish subsidiary with international banks that are pledged as collateral for letters of credit and bank borrowings.

Note 10 — Bank Loans

Bank loans consist of short term (less than 120 days) borrowings by the Company’s Spanish subsidiary that are held by international banks. The weighted-average interest rate as of March 31, 2022 and 2021 was 3.1% and 3.1%, respectively.

Note 11 — Leases

The Company leases certain buildings, land and equipment that are classified as operating leases. These leases have remaining lease terms of up to approximately 20 years.  In the first quarter of 2022 and 2021, operating lease cost and cash paid for operating lease liabilities totaled $279 and $258, respectively, which is classified in cash flows from operating activities.  As of March 31, 2022 and 2021, operating lease right-of-use assets and operating lease liabilities were $7,220 and $653, respectively. The weighted-average remaining lease term related to these operating leases was 8.1 years and 1.0 years as of March 31, 2022 and 2021, respectively. The weighted-average discount rate related to the Company’s operating leases was 2.0% and 3.1% as of March 31, 2022 and 2021, respectively. Maturities of the Company’s operating lease liabilities at March 31, 2022 are as follows: $1,037 in 2022 (rest of year), $627 in 2023, $421 in 2024, $422 in 2025, $401 in 2026 and $4,312 thereafter.

The Company, as lessor, rents certain commercial real estate to third-party lessees. The March 31, 2022 and 2021 cost related to these leased properties was $51,370 and $51,402, respectively, and the accumulated depreciation related to these leased properties was $16,108 and $15,001, respectively. Terms of such leases, including renewal options, may be extended for up to fifty-eight years, many of which provide for periodic adjustment of rent payments based on changes in consumer or other price indices. The Company recognizes lease income on a straight-line basis over the lease term. Lease income in first quarter 2022 and 2021 was $1,213 and $1,230, respectively, and is classified in cash flows from operating activities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This financial review discusses the Company’s financial condition, results of operations, liquidity and capital resources and other matters. Dollars are presented in thousands, except per share amounts. This review should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes included in this Form 10-Q and with the Company’s Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”).

Net product sales were $139,291 in first quarter 2022 compared to $101,795 in first quarter 2021, an increase of $37,496 or 36.8%. Domestic (U.S.) net product sales in first quarter 2022 increased 38.7% compared to the corresponding period in the prior year, and, foreign net product sales, including exports to foreign markets, increased 17.6% compared to the corresponding period in the prior year. For the first quarter 2022, domestic sales represented 92.4% of total consolidated net product sales.

The growth in first quarter 2022 sales, driven by an overall increase in demand, is reflective of effective sales and marketing programs and the favorable effects of the continuing economic recovery from the adverse effects of the Covid-19 pandemic. The Company had continuing improvement in customer orders and sales throughout 2021 and into the first quarter 2022 as consumers returned to more activities which included planned purchases of the Company’s products for “sharing” and “give-a-way” occasions. Many of the Company’s products are consumed at group events, outings, and other gatherings which had been significantly curtailed or in some cases eliminated in response to the Covid-19 pandemic. First quarter 2022 sales benefited from the timing of some sales which were rescheduled from fourth quarter 2021 to first quarter 2022 due to supply chain and manufacturing delays that the Company experienced. First quarter 2022 sales also exceeded first quarter 2019 sales by 38% which provides a quarterly sales comparison prior to the pandemic.

Although higher first quarter 2022 sales contributed to improved net earnings compared to first quarter 2021, significantly higher input costs mitigated much of the benefits of these increased sales. When compared to first quarter 2021, first quarter 2022 gross profit margins and net earnings were adversely affected by significantly higher costs for ingredients, packaging materials, freight and delivery, and certain manufacturing supplies and services. We are currently experiencing some of the highest increases in our total input costs that we have seen in decades.

Product cost of goods sold were $92,350 in first quarter 2022 compared to $65,565 in first quarter 2021. Product cost of goods sold includes $(269) and $153 of certain deferred compensation expenses (credits) in first quarter 2022 and 2021, respectively. These deferred compensation expenses (credits) principally result from the changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Adjusting for the aforementioned, product cost of goods sold increased from $65,412 in first quarter 2021 to $92,619 in first quarter 2022, an increase of $27,207 or 41.6%. As a percentage of net product sales, adjusted product cost of goods sold was 66.5% and 64.3% in first quarter 2022 and

2021, respectively, an unfavorable increase of 2.2 percentage points. First quarter 2022 adjusted product cost of goods sold as a percentage of sales were adversely affected by increasing costs for ingredients, packaging materials, and certain manufacturing supplies as discussed below.

The Company’s input unit costs moved significantly higher in first quarter 2022 as most of our supply contracts for ingredients and packaging materials expired at the end of 2021 and new supply agreements at much higher prices became effective in first quarter 2022. In certain instances, the Company recently increased its annual commitments for some ingredients from our suppliers to meet higher demand, however, certain markets are very tight and these increased commitments have and will continue to result in yet higher unit costs for these additional materials. Higher commodity markets, including the effects of the war in Ukraine, and limited availability of certain ingredients and materials, are driving up our costs for many key ingredients, packaging materials and many manufacturing supplies. The adverse effects of higher energy costs are also adding to our input costs for certain materials. We expect these higher input costs to continue through the balance of 2022.

We have experienced increased supply chain disruptions in 2022, with greater supplier lead times and some of our suppliers being unable to meet promised delivery dates, some of which is due to rail and truck delivery limitations and constraints. In some cases, the Company has been unable to secure timely delivery of additional ingredients and packaging materials to meet our higher demand in 2022, and therefore, has limited our customer sales order volumes of some products. The Company is continuing to focus on the supply chain and possible delays and disruptions, which continue to be less predictable than what we have experienced in the past. Although we are cautiously optimistic, it is possible that supply chain disruptions could result in the temporary shut-down of one or more manufacturing lines resulting in lost sales and profits in 2022. The Company has been able to meet substantially all of our labor needs to date for our seasonal increase in production and believe that we will meet this challenge in 2022, but again, the current tight labor market has created more uncertainty than in the past.

Certain cost and expense reductions, which include Company initiatives to reduce costs, mitigated some of the cost increase in adjusted product cost of goods sold in first quarter 2022 compared to the corresponding period in the prior year. The Company is focused on the longer term and therefore is continuing to make investments in plant manufacturing operations to meet new consumer and customer product demands, achieve product quality improvements, and increase operational efficiencies in order to provide genuine value to consumers.

Selling, marketing and administrative expenses were $27,073 in first quarter 2022 compared to $26,809 in first quarter 2021. Selling, marketing and administrative expenses include $(5,336) and $3,036 of certain deferred compensation expenses (credits) in first quarter 2022 and 2021, respectively. As discussed above, these expenses (credits) principally result from changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years, and are not reflective of current operating results. Adjusting for the aforementioned deferred compensation expenses (credits), selling, marketing and administrative expenses increased from $23,773 in first quarter 2021 to $32,409 in first quarter 2022, an increase of $8,636 or 36.3%. which principally reflects higher freight and delivery which is discussed below. As a percentage of net product sales, adjusted selling, marketing and administrative expenses decreased from 23.4% in first quarter 2021 to 23.3% in first quarter 2022, a favorable decrease of 0.1 percentage points as a percent of net product sales.

Selling, marketing and administrative expenses include $16,538 and $10,139 for customer freight, delivery and warehousing expenses in first quarter 2022 and 2021, respectively, an increase of $6,399 or 63.1%. These expenses were 11.9% and 10.0% of net product sales in first quarter 2022 and 2021, respectively. The aforementioned increase in first quarter 2022 reflects increasing costs for over-the-road carriers relating to customer freight and delivery, including higher diesel fuel prices which are passed on to us in higher fuel surcharges. Labor shortages in the trucking industry also are contributing to higher freight and delivery costs. We expect much of these higher freight and delivery costs to continue through the balance of 2022.

Earnings from operations were $20,835 in first quarter 2022 compared to $10,410 in first quarter 2021. Earnings from operations include $(5,605) and $3,189 of certain deferred compensation expenses (credits) in first quarter 2022 and 2021, respectively. Adjusting for these deferred compensation costs and expenses (credits), adjusted earnings from operations were $15,230 and $13,599 in first quarter 2022 and 2021, respectively, an increase of $1,631 or 12.0%. As a percentage of net product sales, these adjusted operating earnings were 10.9% and 13.4% in first quarter 2022 and 2021, respectively, an unfavorable decrease of 2.5 percentage points.  The Company uses the Last-In-First-Out (LIFO)

method of accounting for inventory and costs of goods sold which results in lower current income taxes during such periods of increasing costs, but this method does charge the most current costs to cost of goods sold and thereby accelerates the realization of these higher costs. Although the LIFO method generally provides higher current income tax benefits, this acceleration of increasing costs does adversely impact reported results until such time as costs stabilize or decrease. Although higher first quarter 2022 sales contributed to improved operating earnings compared to the corresponding prior year periods, higher input costs, as discussed above, mitigated much of the benefits of increased sales.

In response to these higher input costs many companies in the consumer products industry have announced increases in selling prices. We have followed with price increases as well with the objective of improving sales price realization and restoring some of our margin declines. Price increases were phased in principally during fourth quarter 2021 and first quarter 2022, and additional price increases will be implemented in second quarter 2022 on some products where prices were not previously increased. Although our price increases generally reflect the overall price increases in our industry, they will not result in restoring our margins to historical levels. Although the Company continues to monitor these higher input costs and price increases in the industry, we are mindful of the effects and limits of passing on all of the above discussed higher input costs to consumers of our products.

Management believes the comparisons presented in the preceding paragraphs, after adjusting for changes in deferred compensation, are more reflective of the underlying operations of the Company.

Other income (loss), net was $(5,016) in first quarter 2022 compared to $3,816 in first quarter 2021. Other income, net for first quarter 2022 and 2021 includes net gains (losses) and investment income of $(5,605) and $3,189, respectively, on trading securities which provide an economic hedge of the Company’s deferred compensation liabilities. These changes in market values were substantially offset by a like amount of deferred compensation expense included in product cost of goods sold and selling, marketing, and administrative expenses in the respective periods as discussed above. Other income (loss), net for first quarter 2022 and 2021 includes investment income on available for sale securities of $556 and $716 in 2022 and 2021, respectively. Other income (loss), net also includes pre-tax gain (loss) on foreign exchange of $(152) and $33 in first quarter 2022 and 2021, respectively.

The consolidated effective tax rates were 24.0% and 24.3% in first quarter 2022 and 2021, respectively. The Company’s deferred income taxes at March 31, 2022 include approximately $30,000 of U.S. federal deferred income tax liabilities. Should certain proposed U.S. legislation to increase corporate income taxes become law, the Company would record non-cash charge to earnings to reflect the tax effect of higher federal corporate income taxes on its deferred income tax liability effective as of the date that such legislation becomes law.

Net earnings attributable to Tootsie Roll Industries, Inc. were $12,027 (after $8 net loss attributed to non-controlling interests) in first quarter 2022 compared to $10,767 (after $4 net loss attributed to non-controlling interests) in first quarter 2021, and earnings per share were $0.17 and $0.15 in first quarter 2022 and 2021, respectively, an increase of $0.02 per share, or 13.3%. Earnings per share attributable to Tootsie Roll Industries, Inc. for first quarter 2022 benefited from the reduction in average shares outstanding resulting from purchases in the open market by the Company of its common stock. Average shares outstanding decreased from 69,858 at first quarter 2021 to 69,039 at first quarter 2022.

Goodwill and intangibles, principally trademarks, are assessed annually as of December 31 or whenever events or circumstances indicate that the carrying values may not be recoverable from future cash flows. The Company has not identified any triggering events, as defined, or other adverse information that would indicate a material impairment of its goodwill or intangibles in first quarter 2022. Although Company management has not identified any trigging events at this time relating to its intangibles, the ultimate effects of the Covid-19 pandemic, including possible longer term effects on consumer lifestyles and behavior, could change this assessment in the future, as outlined in the Company’s risk factors discussed on Form 10-K for the year ended December 31, 2021.

Beginning in 2012, the Company received periodic notices from the Bakery and Confectionery Union and Industry International Pension Fund (Plan), a multi-employer defined benefit pension plan for certain Company union employees, that the Plan’s actuary certified the Plan to be in “critical status”, as defined by the Pension Protection Act (PPA) and the Pension Benefit Guaranty Corporation (PBGC); and that a plan of rehabilitation was adopted by the trustees of the Plan in 2012. The Plan’s status was changed to “critical and declining status”, as defined by the PPA and PBGC, for the plan year beginning January 1, 2015, and this status continues to date. A designation of “critical and declining status” implies that the Plan is expected to become insolvent in the next 20 years.

Based on these updated notices, the Plan’s funded percentage (plan investment assets as a percentage of plan liabilities), as defined, were 48.5%, 48.3%, and 50.4% as of the most recent valuation dates available, January 1, 2021, 2020, and 2019, respectively (these valuation dates are as of the beginning of each Plan year). These funded percentages are based on actuarial values, as defined, and do not reflect the actual market value of Plan investments as of these dates. If the market value of investments had been used as of January 1, 2021 the funded percentage would be 52.8% (not 48.5%). As of the January 1, 2021 valuation date (most recent valuation available), only 15% of Plan participants were current active employees, 54% were retired or separated from service and receiving benefits, and 31% were retired or separated from service and entitled to future benefits. The number of current active employee Plan participants as of January 1, 2021 fell 6% from the previous year and 10% over the past two years. When compared to the Plan valuation date of January 1, 2011 (just prior to the Plan being certified to be in “critical status”), current active employee participants have declined 52%, whereas participants who were retired or separated from service and receiving benefits increased 3% and participants who were retired or separated from service and entitled to future benefits increased 10%.

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

The Company’s union contract requires that the Company continue its participation in this Plan through September 2022, the expiration of this union contract. The amended rehabilitation plan, which also continues, required that employer contributions include 5% compounded annual surcharge increases each year for an unspecified period of time beginning in 2012 as well as certain plan benefit reductions. In fourth quarter 2020, the Plan Trustees advised the Company that the surcharges would no longer increase annually and therefore be “frozen” at the rates and amounts in effect as of December 31, 2020 provided that the local bargaining union and the Company executed a formal consent agreement by March 31, 2021. The Trustees advised that they have concluded that continuing increases in surcharges would likely have a long-term adverse effect on the solvency of the Plan. The Trustees concluded that further increases would result in increasing financial hardships and withdrawals of participating employers, and that this change will not have a material effect on the Plan’s insolvency date. In first quarter 2021, the local bargaining union and the Company executed this agreement which resulted in the “freezing” of such surcharges as of December 31, 2020.

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

The Company’s pension expense for this Plan for first quarter 2022 and 2021 was $763 and $604, respectively ($3,156 and $2,866 for twelve months 2021 and 2020, respectively). The aforementioned expense includes surcharges (reflecting the “frozen” surcharge rate) of $269 and $213 for first quarter 2022 and 2021, respectively ($1,112 and $1,010 for twelve months 2021 and 2020, respectively), as required under the amended plan of rehabilitation.

The Company continues to actively monitor the Covid-19 pandemic, including existing and developing variants and subvariants, and its potential impact on our operations and financial results, prioritizing employee health and safety. The effects of the Covid-19 pandemic are unprecedented, and therefore the Company is unable to determine the related effects on its sales and net earnings in 2022 and beyond. Because the Company has a sizable investment in marketable securities (see Liquidity and Capital Resources section below), the Company continues to be well positioned financially to respond to any further adverse effects of this pandemic in the short and intermediate-terms, as well as for a longer period of time, if necessary.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows provided by operating activities were $16,807 and $15,337 in first quarter 2022 and 2021, respectively, a favorable increase of $1,470. The $1,470 increase in cash flows from operating activities from 2021 to 2022 reflects the increase in net earnings as a result of higher revenue as discussed above, and higher production levels due to higher demand resulting in more cash used in inventories in first quarter 2022. In addition, changes in net cash flows in first quarter 2022 reflect the timing of sales and collections of accounts receivable and the timing of payments relating to accounts payable and accrued liabilities.

Net cash used in investing activities was $23,104 in first quarter 2022 compared to $26,528 in first quarter 2021. Cash flows used in investing activities reflect $25,148 and $30,031 of purchases of available for sale securities during first quarter 2022 and 2021, respectively, and $8,524 and $8,543 of sales and maturities of available for sale securities during first quarter 2022 and 2021, respectively. First quarter 2022 and 2021 investing activities include capital expenditures of $5,948 and $3,787, respectively. The Company has committed approximately $30,000 to a rehabilitation upgrade and expansion of one of its manufacturing plants in the U.S. The Company spent approximately $15,000, $6,000 and $2,000 in 2021, 2020 and 2019, respectively, on the aforementioned project and expects additional cash outlays for this project to approximate $7,000 in 2022. All capital expenditures have been or are expected to be funded from the Company’s cash flow from operations and internal sources including available for sale securities.

The Company’s consolidated financial statements include bank borrowings of $1,075 and $965 at March 31, 2022 and 2021, respectively, all of which relates to its Spanish subsidiary. The Company had no other outstanding bank borrowings at March 31, 2022.

Financing activities include Company common stock purchases and retirements of $1,152 and $7,423 in first quarter 2022 and 2021, respectively. Cash dividends of $12,075 and $11,874 were paid in first quarter 2022 and 2021, respectively.

The Company’s current ratio (current assets divided by current liabilities) was 3.4 to 1 at March 31, 2022 compared to 3.4 to 1 at December 31, 2021 and 4.4 to 1 at March 31, 2021. Net working capital was $195,402 at March 31, 2022 compared to $188,333 and $226,391 at December 31, 2021 and March 31, 2021, respectively. The aforementioned net working capital amounts are principally reflected in aggregate cash and cash equivalents and short-term investments of $145,527 at March 31, 2022 compared to $145,808 and $178,687 at December 31, 2021 and March 31, 2021, respectively. In addition, long term investments, principally debt securities comprising corporate bonds, were $276,780 at March 31, 2022, as compared to $291,175 and $243,749 at December 31, 2021 and March 31, 2021, respectively. Aggregate cash and cash equivalents and short and long-term investments were $422,307, $436,983, and $422,436, at March 31, 2022, December 31, 2021 and March 31, 2021, respectively. The aforementioned includes $84,662, $89,736, and $78,271 at March 31, 2022, December 31, 2021 and March 31, 2021, respectively, relating to trading securities which are used as an economic hedge for the Company’s deferred compensation liabilities. Investments in available for sale securities, primarily high quality corporate bonds, that matured during first quarter 2022 and 2021 were generally used to purchase the Company’s common stock or were replaced with debt securities of similar maturities.

The Company periodically contributes to a VEBA trust, managed and controlled by the Company, to fund the estimated future costs of certain employee health, welfare and other benefits. The Company is currently using these VEBA funds to pay the actual cost of such benefits through most of 2022. The VEBA trust held $3,048, $3,941 and $7,543 of aggregate cash and cash equivalents at March 31, 2022, December 31, 2021 and March 31, 2021, respectively. This asset value is included in prepaid expenses and long-term other assets in the Company’s Consolidated Statement of Financial Position. These assets are categorized as Level 2 within the fair value hierarchy.

ACCOUNTING PRONOUNCEMENTS

See Note 1 of the Company’s Condensed Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS

This discussion and certain other sections contain forward-looking statements that are based largely on the Company’s current expectations and are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of words such as “anticipated,” “believe,” “expect,” “intend,” “estimate,” “project,” “plan” and other words of similar meaning in connection with a discussion of future operating or financial performance and are subject to certain factors, risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements. Such factors, risks, trends and uncertainties, which in some instances are beyond the Company’s control, include the overall competitive environment in the Company’s industry, supply chain disruptions, and changes in assumptions and judgments discussed above under the heading “Significant Accounting Policies and Estimates,” and factors identified and referred to above under the heading “Risk Factors” in this report and under the heading “Risk Factors” in the Company’s 2021 Form 10-K.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to various market risks, including fluctuations in and sufficient availability of sugar, corn syrup, edible oils, including palm oils, cocoa, dextrose, milk and whey, gum-base input ingredients, packaging, and fuel costs principally relating to freight and delivery fuel surcharges. The Company generally enters into annual supply contracts and hedges certain commodities (primarily sugar) to control and plan for such costs changes, however, the Company has experienced significant increases in its costs in 2022 as the Company’s prior 2021 supply contracts and hedges have expired. The Company is exposed to exchange rate fluctuations in the Canadian dollar which is the currency used for a portion of the raw material and packaging material costs and all labor, benefits and local plant operating costs at its Canadian plants. The Company is exposed to exchange rate fluctuations in Mexico, Canada, and Spain where its subsidiaries sell products in their local currencies. The Company invests in securities with maturity dates of up to approximately four years which are generally held to maturity and the average maturity of these investments is 2.0 to 2.5 years. The Company also invests in variable rate demand notes where interest rates are generally reset weekly. The Company believes that the above discussed guidelines limits the Company’s exposure to significant interest rate fluctuations. There have been no material changes in the Company’s market risks that would significantly affect the disclosures made in the Form 10-K for the year ended December 31, 2021.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of Management, the Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2022 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to Management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the Company’s purchases of its common stock during the quarter ended March 31, 2022:

Approximate Dollar
	(a) Total		Shares	Value of Shares that
	Number of	(b) Average	Purchased as Part of	May Yet Be Purchased
	Shares	Price Paid per	Publicly Announced Plans	Under the Plans
Period	Purchased	Share	Or Programs	or Programs

Jan 1 to Jan 31	-	$-	Not Applicable	Not Applicable

Feb 1 to Feb 28	-	-	Not Applicable	Not Applicable

Mar 1 to Mar 31	33,068	34.79	Not Applicable	Not Applicable

Total	33,068	$34.79	Not Applicable	Not Applicable

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

TOOTSIE ROLL INDUSTRIES, INC.

Date:	May 10, 2022	BY:	/S/ELLEN R. GORDON

Ellen R. Gordon
Chairman and Chief
Executive Officer

Date:	May 10, 2022	BY:	/S/G. HOWARD EMBER, JR.

G. Howard Ember, Jr.
Vice President Finance and
Chief Financial Officer