Form 10-Q
period 2022-06-30
TOOTSIE ROLL INDUSTRIES INC
filed 2022-08-05
CIK 98677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (June 30, 2022).

Class	Outstanding

Common Stock, $0.69-4/9 par value	40,378,647
Class B Common Stock, $0.69-4/9 par value	28,622,730

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, par value $0.69-4/9 per share	TR	New York Stock Exchange

TOOTSIE ROLL INDUSTRIES, INC.

JUNE 30, 2022

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See “Forward-Looking Statements” under Part I — Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands) (Unaudited)

	June 30, 2022	December 31, 2021	June 30, 2021

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$46,628	$105,840	$96,617
Restricted cash	355	386	402
Investments	76,462	39,968	42,584
Accounts receivable trade, less allowances of $2,153, $2,281 and $1,767	44,706	54,921	36,133
Other receivables	4,305	3,920	3,652
Inventories:
Finished goods and work-in-process	63,863	31,431	57,811
Raw materials and supplies	37,225	24,074	30,473
Prepaid expenses	7,213	7,761	9,794
Total current assets	280,757	268,301	277,466

PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	21,691	21,704	21,732
Buildings	130,152	130,158	123,880
Machinery and equipment	446,438	446,777	421,420
Construction in progress	26,828	15,344	28,280
Operating lease right-of-use assets	7,019	7,419	6,892
	632,128	621,402	602,204
Less - accumulated depreciation	419,998	412,496	403,996
Net property, plant and equipment	212,130	208,906	198,208

OTHER ASSETS:
Goodwill	73,237	73,237	73,237
Trademarks	175,024	175,024	175,024
Investments	258,075	291,175	264,693
Split dollar officer life insurance	-	-	2,514
Prepaid expenses and other assets	494	603	2,771
Deferred income taxes	1,397	1,372	1,045
Total other assets	508,227	541,411	519,284
Total assets	$1,001,114	$1,018,618	$994,958

(The accompanying notes are an integral part of these statements.)

(in thousands except per share data) (Unaudited)

	June 30, 2022	December 31, 2021	June 30, 2021

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$21,618	$14,969	$20,317
Bank loans	1,020	939	986
Dividends payable	6,210	6,042	6,077
Accrued liabilities	52,010	53,896	46,389
Postretirement health care benefits	616	616	544
Operating lease liabilities	1,000	1,072	818
Income taxes payable	-	2,434	468
Total current liabilities	82,474	79,968	75,599

NONCURRENT LIABILITIES:
Deferred income taxes	43,051	45,461	47,664
Postretirement health care benefits	12,601	12,619	12,956
Industrial development bonds	7,500	7,500	7,500
Liability for uncertain tax positions	3,584	3,415	3,608
Operating lease liabilities	6,019	6,347	6,074
Deferred compensation and other liabilities	76,870	94,511	88,971
Total noncurrent liabilities	149,625	169,853	166,773

TOOTSIE ROLL INDUSTRIES, INC. SHAREHOLDERS’ EQUITY:
Common stock, $.69-4/9 par value - 120,000 shares authorized; 40,379, 39,344 and 39,700, respectively, issued	28,041	27,322	27,569
Class B common stock, $.69-4/9 par value - 40,000 shares authorized; 28,623, 27,793 and 27,821, respectively, issued	19,877	19,300	19,320
Capital in excess of par value	746,026	709,880	722,617
Retained earnings	8,692	39,545	6,846
Accumulated other comprehensive loss	(31,368)	(25,013)	(21,541)
Treasury stock (at cost) - 99, 96 and 96 shares, respectively	(1,992)	(1,992)	(1,992)
Total Tootsie Roll Industries, Inc. shareholders’ equity	769,276	769,042	752,819
Noncontrolling interests	(261)	(245)	(233)
Total equity	769,015	768,797	752,586
Total liabilities and shareholders’ equity	$1,001,114	$1,018,618	$994,958

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

EARNINGS AND RETAINED EARNINGS

(in thousands except per share amounts) (Unaudited)

	Quarter Ended		Year to Date Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Net product sales	$142,081	$114,560	$281,372	$216,355
Rental and royalty revenue	1,359	898	2,705	2,332
Total revenue	143,440	115,458	284,077	218,687
Product cost of goods sold	95,402	75,948	187,752	141,513
Rental and royalty cost	386	228	765	673
Total costs	95,788	76,176	188,517	142,186
Product gross margin	46,679	38,612	93,620	74,842
Rental and royalty gross margin	973	670	1,940	1,659
Total gross margin	47,652	39,282	95,560	76,501
Selling, marketing and administrative expenses	20,674	32,378	47,747	59,187
Earnings from operations	26,978	6,904	47,813	17,314
Other income (loss), net	(11,137)	6,244	(16,153)	10,060
Earnings before income taxes	15,841	13,148	31,660	27,374
Provision for income taxes	3,860	3,356	7,660	6,819
Net earnings	11,981	9,792	24,000	20,555
Less: net loss attributable to noncontrolling interests	(8)	(2)	(16)	(6)
Net earnings attributable to Tootsie Roll Industries, Inc.	$11,989	$9,794	$24,016	$20,561

Net earnings attributable to Tootsie Roll Industries, Inc. per share	$0.17	$0.14	$0.35	$0.29
Dividends per share *	$0.09	$0.09	$0.18	$0.18

Average number of shares outstanding	68,945	69,570	68,989	69,712

Retained earnings at beginning of period	$2,904	$3,121	$39,545	$32,312
Net earnings attributable to Tootsie Roll Industries, Inc.	11,989	9,794	24,016	20,561
Cash dividends	(6,201)	(6,069)	(12,235)	(11,994)
Stock dividends	-	-	(42,634)	(34,033)
Retained earnings at end of period	$8,692	$6,846	$8,692	$6,846

*Does not include 3% stock dividend to shareholders of record on 3/7/22 and 3/5/21.

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS

(in thousands except per share amounts) (Unaudited)

	Quarter Ended		Year to Date Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Net earnings	$11,981	$9,792	$24,000	$20,555

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(106)	590	463	193

Pension and postretirement reclassification adjustments:
Unrealized gains (losses) for the period on postretirement and pension benefits	-	-	-	-
Less: reclassification adjustment for (gains) losses to net earnings	(206)	(352)	(413)	(703)
Unrealized gains (losses) on postretirement and pension benefits	(206)	(352)	(413)	(703)

Investments:
Unrealized gains (losses) for the period on investments	(2,440)	(374)	(8,287)	(1,529)
Less: reclassification adjustment for (gains) losses to net earnings	(5)	(53)	(10)	(53)
Unrealized gains (losses) on investments	(2,445)	(427)	(8,297)	(1,582)

Derivatives:
Unrealized gains (losses) for the period on derivatives	(229)	841	(8)	1,317
Less: reclassification adjustment for (gains) losses to net earnings	(148)	(794)	(277)	(1,565)
Unrealized gains (losses) on derivatives	(377)	47	(285)	(248)

Total other comprehensive income (loss), before tax	(3,134)	(142)	(8,532)	(2,340)
Income tax benefit (expense) related to items of other comprehensive income	733	178	2,177	614
Total comprehensive earnings	9,580	9,828	17,645	18,829
Comprehensive earnings (loss) attributable to noncontrolling interests	(8)	(2)	(16)	(6)
Total comprehensive earnings attributable to Tootsie Roll Industries, Inc.	$9,588	$9,830	$17,661	$18,835

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Year to Date Ended
	June 30, 2022	June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$24,000	$20,555
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	8,451	8,757
Deferred income taxes	(233)	378
Amortization of marketable security premiums	2,792	1,644
Changes in operating assets and liabilities:
Accounts receivable	10,165	5,040
Other receivables	(745)	64
Inventories	(45,483)	(28,665)
Prepaid expenses and other assets	2,206	(1,260)
Accounts payable and accrued liabilities	3,214	7,388
Income taxes payable	(3,813)	(3,068)
Postretirement health care benefits	(431)	(690)
Deferred compensation and other liabilities	494	635
Net cash provided by operating activities	617	10,778
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10,194)	(12,327)
Purchases of trading securities	(1,112)	(1,959)
Sales of trading securities	205	582
Purchase of available for sale securities	(57,731)	(58,154)
Sale and maturity of available for sale securities	25,993	19,798
Net cash from (used in) investing activities	(42,839)	(52,060)
CASH FLOWS FROM FINANCING ACTIVITIES:
Shares purchased and retired	(5,023)	(17,181)
Dividends paid in cash	(12,237)	(12,034)
Proceeds from bank loans	2,182	2,032
Repayment of bank loans	(2,018)	(1,847)
Net cash used in financing activities	(17,096)	(29,030)
Effect of exchange rate changes on cash	75	75
Increase (Decrease) in cash and cash equivalents	(59,243)	(70,237)
Cash, cash equivalents and restricted cash at beginning of year	106,226	167,256
Cash, cash equivalents and restricted cash at end of quarter	$46,983	$97,019
Supplemental cash flow information:
Income taxes paid/(received), net	$11,415	$13,120
Interest paid	$13	$4
Stock dividend issued	$70,242	$64,667

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Results of operations for the period ended June 30, 2022 are not necessarily indicative of results to be expected for the year to end December 31, 2021 because of the seasonal nature of the Company’s operations. Historically, the third quarter has been the Company’s largest net product sales quarter due to pre-Halloween net product sales.

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

Revenue Recognition

The Company’s revenues, primarily net product sales, principally resulting from the sale of goods, reflect the consideration to which the Company expects to be entitled generally based on customer purchase orders. The Company records revenue based on a five-step model in accordance with Accounting Standards Codification ("ASC") Topic 606 which became effective January 1, 2018. Adjustments for estimated customer cash discounts upon payment, discounts for price adjustments, product returns, allowances, and certain advertising and promotional costs, including consumer coupons, are variable consideration and are recorded as a reduction of net product sales revenue in the same period the related net product sales are recorded. Such estimates are calculated using historical averages adjusted for any expected changes due to current business conditions and experience. A net product sale is recorded when the Company delivers the product to the customer, or in certain instances, the customer picks up the goods at the Company’s distribution center, and thereby obtains control of such product. Amounts billed and due from our customers are classified as accounts receivable trade on the balance sheet and require payment on a short-term basis. Accounts receivable trade are unsecured. Shipping and handling costs of $14,156 and $12,437 in second quarter 2022 and 2021, respectively, and $30,694 and $22,576 in first half 2022 and 2021, respectively, are included in selling, marketing and administrative expenses. A minor amount of royalty income (less than 0.2% of our consolidated net product sales) is also recognized from sales-based licensing arrangements, pursuant to which revenue is recognized as the third-party licensee sales occur. Rental income (approximately 1% of our consolidated net product sales) is not considered revenue from contracts from customers.

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

Note 2 — Average Shares Outstanding

The average number of shares outstanding for six months 2022 reflects aggregate stock purchases of 145 shares for $5,023 and a 3% stock dividend of 2,006 shares distributed on April 8, 2022. The average number of shares outstanding for six months 2021 reflects aggregate stock purchases of 536 shares for $17,181 and a 3% stock dividend of 1,970 shares distributed on April 2, 2021.

Note 3 — Income Taxes

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company remains subject to examination by U.S. federal and state and foreign tax authorities for the years 2018 through 2020. The Company’s consolidated effective income tax rate was 24.4% and 25.5% in second quarter 2022 and 2021, respectively, and 24.2% and 24.9% in first half 2022 and 2021, respectively.

NOTE 4—Share Capital and Capital In Excess of Par Value:

							Capital in
			Class B				Excess
	Common Stock		Common Stock		Treasury Stock		of Par
	Shares	Amount	Shares	Amount	Shares	Amount	Value
	(000’s)		(000’s)		(000’s)
Balance at March 31, 2022	40,487	$28,116	28,626	$19,879	99	$(1,992)	$749,819
Issuance of 3% stock dividend	—	—	—	—	—	—	—
Conversion of Class B common shares to common shares	4	3	(4)	(3)	—	—	—
Purchase and retirement of common shares and other	(112)	(78)	1	1	—	—	(3,793)
Balance at June 30, 2022	40,379	$28,041	28,623	$19,877	99	$(1,992)	$746,026

Balance at March 31, 2021	40,002	$27,779	27,821	$19,320	96	$(1,992)	$732,165
Issuance of 3% stock dividend	—	—	—	—	—	—	—
Conversion of Class B common shares to common shares	—	—	—	—	—	—	—
Purchase and retirement of common shares and other	(302)	(210)	-	—	—	—	(9,548)
Balance at June 30, 2021	39,700	$27,569	27,821	$19,320	96	$(1,992)	$722,617

Balance at December 31, 2021	39,344	$27,322	27,793	$19,300	96	$(1,992)	$709,880
Issuance of 3% stock dividend	1,176	817	833	579	3	—	41,068
Conversion of Class B common shares to common shares	4	3	(4)	(3)	—	—	—
Purchase and retirement of common shares and other	(145)	(101)	1	1	—	—	(4,922)
Balance at June 30, 2022	40,379	$28,041	28,623	$19,877	99	$(1,992)	$746,026

Balance at December 31, 2020	39,073	$27,134	27,012	$18,758	93	$(1,992)	$706,930
Issuance of 3% stock dividend	1,163	808	809	562	3	—	32,495
Conversion of Class B common shares to common shares	—	—	—	—	—	—	—
Purchase and retirement of common shares and other	(536)	(373)	—	—	—	—	(16,808)
Balance at June 30, 2021	39,700	$27,569	27,821	$19,320	96	$(1,992)	$722,617

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

As of June 30, 2022, December 31, 2021 and June 30, 2021, the Company held certain financial assets that are required to be measured at fair value on a recurring basis. These included derivative hedging instruments related to the purchase of certain raw materials and foreign currencies, investments in trading securities and available for sale securities. The Company’s available for sale securities principally consist of corporate bonds.

The fair value of the Company’s industrial revenue development bonds at June 30, 2022, December 31, 2021 and June 30, 2021 were valued using Level 2 inputs which approximates the carrying value of $7,500 for the respective periods. Interest rates on these bonds are reset weekly based on current market conditions.

The following table presents information about the Company’s financial assets and liabilities measured at fair value as of June 30, 2022, December 31, 2021 and June 30, 2021 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Estimated Fair Value June 30, 2022
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$46,628	$46,628	$-	$-
Available for sale securities	262,057	748	261,309	-
Foreign currency forward contracts	165	-	165	-
Commodity futures contracts	100	100	-	-
Trading securities	72,480	56,964	15,516	-
Total assets measured at fair value	$381,430	$104,440	$276,990	$-

	Estimated Fair Value December 31, 2021
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$105,840	$105,840	$-	$-
Available for sale securities	241,407	1,282	240,125	-
Foreign currency forward contracts	426	—	426	-
Commodity futures contracts, net	124	124	—	-
Trading securities	89,736	76,196	13,540	-
Total assets measured at fair value	$437,533	$183,442	$254,091	$-

	Estimated Fair Value June 30, 2021
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$96,617	$96,617	$-	$-
Available for sale securities	223,410	2,616	220,794	-
Foreign currency forward contracts	717	-	717	-
Commodity futures contracts	754	754	-	-
Trading securities	83,867	70,879	12,988	-
Total assets measured at fair value	$405,365	$170,866	$234,499	$-

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

Changes in the fair value of the Company’s cash flow hedges are recorded in accumulated other comprehensive loss, net of tax, and are reclassified to earnings in the periods in which earnings are affected by the hedged item. Substantially all amounts reported in accumulated other comprehensive loss for commodity derivatives are expected to be reclassified to cost of goods sold. Approximately $102 and $(2) of this accumulated comprehensive gain (loss) is expected to be reclassified to earnings in 2022 and 2023, respectively. Approximately $162 and $3 reported in accumulated other comprehensive gain for foreign currency derivatives are expected to be reclassified to other income, net in 2022 and 2023, respectively.

The following table summarizes the Company’s outstanding derivative contracts and their effects on its Condensed Consolidated Statements of Financial Position at June 30, 2022, December 31, 2021 and June 30, 2021:

	June 30, 2022
	Notional
	Amounts	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign currency forward contracts	$8,503	$186	$(21)
Commodity futures contracts	2,185	111	(11)
Total derivatives		$297	$(32)

	December 31, 2021
	Notional
	Amounts	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign currency forward contracts	$6,729	$426	$—
Commodity futures contracts	6,012	231	(107)
Total derivatives		$657	$(107)

	June 30, 2021
	Notional
	Amounts	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign currency forward contracts	$4,795	$717	$-
Commodity futures contracts	2,884	754	-
Total derivatives		$1,471	$-

The effects of derivative instruments on the Company’s Condensed Consolidated Statements of Earnings and Retained Earnings and the Condensed Consolidated Statements of Comprehensive Earnings for periods ended June 30, 2022 and June 30, 2021 are as follows:

	For Quarter Ended June 30, 2022
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$(149)	$86	$-
Commodity futures contracts	(80)	62	-
Total	$(229)	$148	$-

	For Quarter Ended June 30, 2021
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$94	$131	$-
Commodity futures contracts	747	663	-
Total	$841	$794	$-

	For Year to Date Ended June 30, 2022
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$(73)	$188	$-
Commodity futures contracts	65	89	-
Total	$(8)	$277	$-

	For Year to Date Ended June 30, 2021
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$173	$234	$-
Commodity futures contracts	1,144	1,331	-
Total	$1,317	$1,565	$-

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

The amended rehabilitation plan, which continues, requires that employer contributions include 5% compounded annual surcharge increases each year for an unspecified period of time beginning January 2013 (in addition to the 5% interim surcharge initiated in 2012) as well as certain plan benefit reductions. In fourth quarter 2020, the Plan Trustees advised the Company that the surcharges would no longer increase and therefore be “frozen” at the rates and amounts in effect as of December 31, 2020 provided that the local bargaining union and the Company executed a formal consenting agreement by March 31, 2021. During first quarter 2021, the local bargaining union and the Company executed this agreement which resulted in the “freezing” of such surcharges as of December 31, 2020. The Company’s pension expense for this Plan for first half 2022 and 2021 was $1,822 and $1,557, respectively. The aforementioned expense includes surcharges of $642 and $549 for first half 2022 and 2021, respectively, as required under the amended plan of rehabilitation. The Company’s pension expense for this Plan for 2021 and 2020 was $3,156 and $2,866, respectively, which includes surcharges of $1,112 and $1,010, respectively.

The Company is currently unable to determine the ultimate outcome of the above discussed matter and therefore is unable to determine the effects on its consolidated financial statements, but the ultimate outcome or the effects of any modifications to the current amended rehabilitation plan could be material to its consolidated results of operations or cash flows in one or more future periods.

Note 8 — Accumulated Other Comprehensive Earnings (Loss)

Accumulated Other Comprehensive Earnings (Loss) consists of the following components:

						Accumulated
	Foreign		Foreign		Postretirement	Other
	Currency		Currency	Commodity	and Pension	Comprehensive
	Translation	Investments	Derivatives	Derivatives	Benefits	Earnings (Loss)
Balance at March 31, 2022	$(24,313)	$(5,722)	$302	$184	$582	$(28,967)
Other comprehensive earnings (loss) before reclassifications	(106)	(1,849)	(113)	(61)	-	(2,129)
Reclassifications from accumulated other comprehensive loss	-	(4)	(65)	(47)	(156)	(272)
Other comprehensive earnings (loss) net of tax	(106)	(1,853)	(178)	(108)	(156)	(2,401)
Balance at June 30, 2022	$(24,419)	$(7,575)	$124	$76	$426	$(31,368)

Balance at March 31, 2021	$(24,978)	$1,116	$572	$508	$1,205	$(21,577)
Other comprehensive earnings (loss) before reclassifications	590	(283)	70	568	-	945
Reclassifications from accumulated other comprehensive loss	-	(40)	(99)	(504)	(266)	(909)
Other comprehensive earnings (loss) net of tax	590	(323)	(29)	64	(266)	36
Balance at June 30, 2021	$(24,388)	$793	$543	$572	$939	$(21,541)

Balance at December 31, 2021	$(24,882)	$(1,286)	$322	$94	$739	$(25,013)
Other comprehensive earnings (loss) before reclassifications	463	(6,281)	(56)	50	-	(5,824)
Reclassifications from accumulated other comprehensive loss	-	(8)	(142)	(68)	(313)	(531)
Other comprehensive earnings (loss) net of tax	463	(6,289)	(198)	(18)	(313)	(6,355)
Balance at June 30, 2022	$(24,419)	$(7,575)	$124	$76	$426	$(31,368)

Balance at December 31, 2020	$(24,581)	$1,992	$589	$713	$1,472	$(19,815)
Other comprehensive earnings (loss) before reclassifications	193	(1,159)	131	869	-	34
Reclassifications from accumulated other comprehensive loss	-	(40)	(177)	(1,010)	(533)	(1,760)
Other comprehensive earnings (loss) net of tax	193	(1,199)	(46)	(141)	(533)	(1,726)
Balance at June 30, 2021	$(24,388)	$793	$543	$572	$939	$(21,541)

The amounts reclassified from accumulated other comprehensive income (loss) consisted of the following:

Details about Accumulated Other	Quarter Ended		Year to Date Ended		Location of (Gain) Loss
Comprehensive Income Components	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021	Recognized in Earnings
Investments	$(5)	$(53)	$(10)	$(53)	Other income, net
Foreign currency derivatives	(86)	(131)	(188)	(234)	Other income, net
Commodity derivatives	(62)	(663)	(89)	(1,331)	Product cost of goods sold
Postretirement and pension benefits	(206)	(352)	(413)	(703)	Other income, net
Total before tax	(359)	(1,199)	(700)	(2,321)
Tax (expense) benefit	87	290	169	561
Net of tax	$(272)	$(909)	$(531)	$(1,760)

Note 9 — Restricted Cash

Restricted cash comprises certain cash deposits of the Company’s Spanish subsidiary with international banks that are pledged as collateral for letters of credit and bank borrowings.

Note 10 — Bank Loans

Bank loans consist of short term (less than 120 days) borrowings by the Company’s Spanish subsidiary that are held by international banks. The weighted-average interest rate as of June 30, 2022 and 2021 was 3.1% and 3.1%, respectively.

Note 11 — Leases

The Company leases certain buildings, land and equipment that are classified as operating leases. These leases have remaining lease terms of up to approximately 19 years.  In the second quarter and first half of 2022 and 2021, operating lease cost, which was the same as cash paid for operating lease liabilities totaled $277 and $255, respectively, and $556 and $513, respectively. These amounts are classified in cash flows from operating activities.  As of June 30, 2022 and 2021, operating lease right-of-use assets and operating lease liabilities were $7,019 and $6,892, respectively. The weighted-average remaining lease term related to these operating leases was 7.1 years and 8.1 years as of June 30, 2022 and 2021, respectively. The weighted-average discount rate related to the Company’s operating leases was 2.0% and 2.1% as of June 30, 2022 and 2021, respectively. Maturities of the Company’s operating lease liabilities at June 30, 2022 are as follows: $442 in 2022 (rest of year), $711 in 2023, $312 in 2024, $319 in 2025, $313 in 2026 and $4,922 thereafter.

The Company, as lessor, rents certain commercial real estate to third-party lessees. The June 30, 2022 and 2021 cost related to these leased properties was $51,370 and $51,402, respectively, and the accumulated depreciation related to these leased properties was $16,373 and $15,314, respectively. Terms of such leases, including renewal options, may be extended for up to fifty-eight years, many of which provide for periodic adjustment of rent payments based on changes in consumer or other price indices. The Company recognizes lease income on a straight-line basis over the lease term. Lease income in second quarter and first half 2022 and 2021 was $1,245 and $845, respectively, and $2,458 and $2,075, respectively, and is classified in cash flows from operating activities.

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

Net product sales were $142,081 in second quarter 2022 compared to $114,560 in second quarter 2021, an increase of $27,521 or 24.0%. First half 2022 net product sales were $281,372 compared to $216,355 in first half 2021, an increase of $65,017 or 30.1%. Domestic (U.S.) net product sales in second quarter and first half 2022 increased 26.1% and 32.1%, respectively, compared to the corresponding periods in the prior year, and, foreign net product sales, including exports to foreign markets, increased 3.8% and 10.1%, respectively, compared to the corresponding periods in the prior year. For the second quarter and first half 2022, domestic sales represented 92.0% and 92.2%, respectively, of total consolidated net product sales.

The sales growth in second quarter and first half 2022 sales was driven by an overall increase in demand and reflects effective sales and marketing programs. The Company had continuing improvement in customer orders and sales throughout 2021 and into first half 2022 as consumers returned to more activities and lifestyles that they experienced prior to the Covid-19 pandemic. These activities include planned purchases of the Company’s products for “sharing” and “give-a-way” occasions. Many of the Company’s products are consumed at group events, outings, and other gatherings which had been significantly curtailed or in some cases eliminated in response to the Covid-19 pandemic. Both second quarter and first half 2022 sales also benefited from the timing of some sales which were rescheduled from the preceding periods due to some supply chain and manufacturing delays that we experienced. Second quarter and first half 2022 sales also exceeded second quarter and first half 2019 sales by 34% and 36%, respectively, which provides a sales comparison prior to the pandemic.

Although higher second quarter and first half 2022 sales contributed to improved net earnings compared to corresponding prior year periods in 2021, significantly higher input costs mitigated much of the benefits of these increased sales. When compared to these prior year periods, second quarter and first half 2022 gross profit margins and net earnings were adversely affected by significantly higher costs for ingredients, packaging materials, freight and delivery, and many manufacturing supplies and services. We also incurred additional costs, including overtime and extended operating shifts for plant manufacturing, to meet higher demand.

Product cost of goods sold were $95,402 in second quarter 2022 compared to $75,948 in second quarter 2021, and first half 2022 product cost of goods sold were $187,752 compared to $141,513 in first half 2021. Product cost of goods sold includes $(865) and $263 of certain deferred compensation expenses (credits) in second quarter 2022 and 2021, respectively, and $(1,134) and $416 of certain deferred compensation expenses (credits) in first half 2022 and 2021, respectively. These deferred compensation expenses (credits) principally result from the changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Adjusting for the aforementioned, product cost of goods sold increased from $75,685 in second quarter 2021 to $96,267 in second quarter 2022, an increase of $20,582 or 27.2%; and increased from $141,097 in first half 2021 to $188,886 in first half 2022, an increase of $47,789 or 33.9%. As a percentage of net product sales, adjusted product cost of goods sold was 67.8% and 66.1% in second quarter 2022 and 2021, respectively, an unfavorable increase of 1.7 percentage points; and adjusted product cost of goods sold was 67.1% and 65.2% in first half 2022 and 2021, respectively, an unfavorable increase of 1.9 percentage points. Second quarter and first half 2022 adjusted product cost of goods sold as a percentage of sales were adversely affected by increasing costs for ingredients, packaging materials, certain manufacturing supplies and services, and plant utilities as discussed below.

The Company’s product cost of goods sold as a percentage of sales were adversely affected by increasing costs for ingredients, packaging materials and manufacturing supplies and services as most of our supply contracts expired at the end of 2021 and new supply agreements at higher prices became effective in early 2022. In certain instances, we have expanded our annual commitments for some ingredients from our suppliers to meet higher demand, however, certain markets are very tight and this incremental expansion has and will continue to result in even higher unit costs for these additional materials. Supply chain challenges and limited availability of certain ingredients and materials, as well as generally higher commodity markets, are driving up our costs for many key ingredients and materials. The adverse effects of higher energy costs, including higher fuel surcharges, have added to our input costs on both customer and supplier freight and delivery in 2022. These higher energy costs have also increased our costs for utilities to operate our manufacturing plants this year. We expect these higher input costs to continue through the balance of 2022 and are seeing even higher overall costs for ingredients and materials in 2023. Although the above discussed higher costs for ingredients and packaging materials adversely affected results for second quarter and first half 2022, higher volumes did provide some benefit as certain plant manufacturing overhead costs are generally fixed and do not change significantly when volume increases.

Our supply chain has continued to be extremely challenging in 2022, as our supplier lead times have expanded greatly, or our suppliers have been unable to meet promised delivery dates, some of which is due to rail and truck delivery limitations and constraints. In some cases, we are unable to secure timely delivery of additional ingredients and packaging materials to meet our higher demand in 2022, and therefore, are limiting our customer sales order volumes of some products. Company Management is continuing to focus on the supply chain and possible delays and disruptions, but this area continues to have much less predictability compared to past history. Although we are cautiously optimistic, it is possible that supply chain disruptions could result in the temporary shut-down of one or more manufacturing lines resulting in lost sales and profits in 2022. The Company has been able to meet substantially all of its labor needs to date for our seasonal increases in production and we believe that we will meet this challenge in 2022, but again, the current tight labor market has created more uncertainty than in the past.

Certain cost and expense reductions, which include Company initiatives to reduce costs, mitigated some of the cost increase in adjusted product cost of goods sold in second quarter and first half 2022 compared to the corresponding period in the prior year. The Company is focused on the longer term and therefore is continuing to make investments in plant manufacturing operations to meet new consumer and customer product demands, achieve product quality improvements, and increase operational efficiencies in order to provide genuine value to consumers.

Selling, marketing and administrative expenses were $20,674 in second quarter 2022 compared to $32,378 in second quarter 2021, and first half 2022 selling, marketing and administrative expenses were $47,747 compared to $59,187 in first half 2021. Selling, marketing and administrative expenses include $(11,693) and $5,208 of certain deferred compensation expenses (credits) in second quarter 2022 and 2021, respectively, and $(17,029) and $8,244 of certain deferred compensation expenses in first half 2022 and 2021, respectively. As discussed above, these expenses (credits) principally result from changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years, and are not reflective of current operating results. Adjusting for the aforementioned deferred compensation expenses (credits), selling, marketing and administrative expenses increased from $27,170 in second quarter 2021 to $32,367 in second quarter 2022, an increase of $5,197 or 19.1%; and selling, marketing and administrative expenses increased from $50,943 in first half 2021 to $64,776 in first half 2022 an increase of $13,833 or 27.2%. As a percentage of net product sales, adjusted selling, marketing and administrative expenses decreased from 23.7% in second quarter 2021 to 22.8% in second quarter 2022, a favorable decrease of 0.9 percentage points as a percent of net product sales, and adjusted selling, marketing and administrative expenses decreased from 23.5% in first half 2021 to 23.0% in first half 2022, a favorable decrease of 0.5 percentage points as a percent of net sales. The aforementioned more favorable expenses as a percentage of sales reflect the benefits of higher sales against certain expenses that are generally fixed and do not change significantly with changes in sales volumes.

Selling, marketing and administrative expenses include $14,156 and $12,437 for customer freight, delivery and warehousing expenses in second quarter 2022 and 2021, respectively, an increase of $1,719 or 13.8%, and $30,694 and $22,576 in first half 2022 and 2021, respectively, an increase of $8,118 or 36.0%. These expenses were 10.0% and 10.9% of net product sales in second quarter 2022 and 2021, respectively, and were 10.9% and 10.4% of net product sales in first half 2022 and 2021, respectively. The aforementioned increase in first half 2022 expense principally reflects increasing costs for over-the-road carriers relating to customer freight and delivery, including higher diesel fuel prices which are passed on to us in higher fuel surcharges. Labor shortages in the trucking industry have also are contributed to higher freight and delivery costs in first half 2022.

Earnings from operations were $26,978 in second quarter 2022 compared to $6,904 in second quarter 2021, and were $47,813 in first half 2022 compared to $17,314 in first half 2021. Earnings from operations include $(12,558) and $5,471 of certain deferred compensation expenses (credits) in second quarter 2022 and 2021, respectively, and include $(18,163) and $8,660 of certain deferred compensation expenses (credits) in first half 2022 and 2021, respectively, which is discussed above. Adjusting for these deferred compensation costs and expenses (credits), adjusted earnings from operations were $14,420 and $12,375 in second quarter 2022 and 2021, respectively, an increase of $2,045 or 16.5%; and adjusted operating earnings were $29,650 and $25,974 in first half 2022 and 2021, respectively, an increase of $3,676 or 14.2%. As a percentage of net product sales, these adjusted operating earnings were 10.1% and

10.8% in second quarter 2022 and 2021, respectively, an unfavorable decrease of 0.7 percentage points; and as a percentage of net product sales, these adjusted operating earnings were 10.5% and 12.0% in first half 2022 and 2021, respectively, an unfavorable decrease of 1.5 percentage points as a percentage of net product sales. Although higher second quarter and first half 2022 sales contributed to improved operating earnings compared to the corresponding prior year periods, higher input costs, as discussed above, mitigated much of the benefits of increased sales. The Company uses the Last-In-First-Out (LIFO) method of accounting for inventory and costs of goods sold which results in lower current income taxes during such periods of increasing costs, but this method does charge the most current costs to cost of goods sold and thereby accelerates the realization of these higher costs. Although the LIFO method generally provides higher current income tax benefits, this acceleration of increasing costs does adversely impact reported results until such time as costs stabilize or decrease.

In response to these higher input costs many companies in the consumer products industry have announced increases in selling prices. We have followed with price increases as well with the objective of improving sales price realization and restoring some of our margin declines. Price increases were phased in principally during fourth quarter 2021 and first quarter 2022. Although our price increases generally reflect the overall price increases in our industry, they have not resulted in restoring our margins to historical levels. The Company has observed that the confectionary industry is currently pursuing additional price increases to offset continuing increases in input costs, and we will be pursuing further pricing actions as well. Although the Company continues to monitor these higher input costs and price increases in the industry, we are mindful of the effects and limits of passing on all of the above discussed higher input costs to consumers of our products.

Management believes the comparisons presented in the preceding paragraphs, after adjusting for changes in deferred compensation, are more reflective of the underlying operations of the Company.

Other income (loss), net was $(11,137) in second quarter 2022 compared to $6,244 in second quarter 2021, and $(16,153) in first half 2022 compared to $10,060 in first half 2021. Other income, net for second quarter 2022 and 2021 includes net gains (losses) and investment income of $(12,558) and $5,471, respectively, on trading securities which provide an economic hedge of the Company’s deferred compensation liabilities; and other income, net for first half 2022 and 2021 includes net gains (losses) and investment income of $(18,163) and $8,660, respectively, on trading securities. The aforementioned investment losses in second quarter and first half 2022 reflect the overall declines in the equity markets during these periods. These changes in market values were substantially offset by a like amount of deferred compensation expense included in product cost of goods sold and selling, marketing, and administrative expenses in the respective periods as discussed above.

Other income (loss), net for second quarter 2022 and 2021 includes investment income on available for sale securities of $513 and $670 in 2022 and 2021, respectively; and other income, net for first half 2022 and 2021 includes investment income on available for sale securities of $1,069 and $1,386 in 2022 and 2021, respectively. Other income (loss), net also includes pre-tax gain (loss) on foreign exchange of $662 and $(268) in second quarter 2022 and 2021, respectively, and $510 and $(235) in first half 2022 and 2021, respectively.

The consolidated effective tax rates were 24.4% and 25.5% in second quarter 2022 and 2021, respectively, and 24.2% and 24.9% in first half 2022 and 2021, respectively.

Net earnings attributable to Tootsie Roll Industries, Inc. were $11,989 (after $8 net loss attributed to non-controlling interests) in second quarter 2022 compared to $9,794 (after $2 net loss attributed to non-controlling interests) in second quarter 2021, and earnings per share were $0.17 and $0.14 in second quarter 2022 and 2021, respectively, an increase of $0.03 per share, or 21.4%. First half 2022 net earnings attributable to Tootsie Roll Industries, Inc. were $24,016 (after $16 net loss attributed to non-controlling interests) compared to first half 2021 net earnings of $20,561 (after $6 net loss attributed to non-controlling interests), and net earnings per share were $0.35 and $0.29 in first half 2022 and first half 2021, respectively, an increase of $0.06 per share or 20.7%. Earnings per share attributable to Tootsie Roll Industries, Inc. for second quarter 2022 and first half benefited from the reduction in average shares outstanding resulting from purchases in the open market by the Company of its common stock. Average shares outstanding decreased from 69,570 at second quarter 2021 to 68,945 at second quarter 2022, and from 69,712 in first half 2021 to 68,989 in first half 2022.

Goodwill and intangibles, principally trademarks, are assessed annually as of December 31 or whenever events or circumstances indicate that the carrying values may not be recoverable from future cash flows. The Company has not identified any triggering events, as defined, or other adverse information that would indicate a material impairment of its goodwill or intangibles in first half 2022. Although Company management has not identified any trigging events at this time relating to its intangibles, the ultimate effects of the Covid-19 pandemic, including possible longer term effects on consumer lifestyles and behavior, could change this assessment in the future, as outlined in the Company’s risk factors discussed on Form 10-K for the year ended December 31, 2021.

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

The Company has been advised that its withdrawal liability would have been $104,300, $99,300 and $99,800 if it had withdrawn from the Plan during 2021, 2020 and 2019, respectively. The Company’s relative share of the Plan’s contribution base, driven by employer withdrawals, has increased for the last several years, and management believes that this trend could continue indefinitely which will continue to add upward pressure on the Company’s withdrawal liability. Based on the above, including the Plan’s projected insolvency in the future, Management believes that the Company’s withdrawal liability could increase further in future years.

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

The Company’s union contract requires that the Company continue its participation in this Plan through September 2022, the expiration of the current union contract. The amended rehabilitation plan, which also continues, required that employer contributions include 5% compounded annual surcharge increases each year for an unspecified period of time beginning in 2012 as well as certain plan benefit reductions. In fourth quarter 2020, the Plan Trustees advised the Company that the surcharges would no longer increase annually and therefore be “frozen” at the rates and amounts in effect as of December 31, 2020 provided that the local bargaining union and the Company executed a formal consent agreement by March 31, 2021. The Trustees advised that they have concluded that continuing increases in surcharges would likely have a long-term adverse effect on the solvency of the Plan. The Trustees concluded that further increases would result in increasing financial hardships and withdrawals of participating employers, and that this change will not have a material effect on the Plan’s insolvency date. In first quarter 2021, the local bargaining union and the Company executed this agreement which resulted in the “freezing” of such surcharges as of December 31, 2020.

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

The Company’s pension expense for this Plan for first half 2022 and 2021 was $1,822 and $1,557, respectively ($3,156 and $2,866 for twelve months 2021 and 2020, respectively). The aforementioned expense includes surcharges (reflecting the “frozen” surcharge rate) of $642 and $549 for first half 2022 and 2021, respectively ($1,112 and $1,010 for twelve months 2021 and 2020, respectively), as required under the amended plan of rehabilitation.

The Company continues to actively monitor the Covid-19 pandemic, including existing and developing variants and subvariants, and its potential impact on our operations and financial results, prioritizing employee health and safety. The effects of the Covid-19 pandemic are unprecedented, and therefore the Company is unable to determine the related effects on its sales and net earnings for the balance of 2022 and beyond. Because the Company has a sizable investment in marketable securities (see Liquidity and Capital Resources section below), the Company continues to be well positioned financially to respond to any further adverse effects of this pandemic in the short and intermediate-terms, as well as for a longer period of time, if necessary.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows provided by operating activities were $617 and $10,778 in first half 2022 and 2021, respectively, an unfavorable decrease of $10,161. The $10,161 decrease in cash flows from operating activities from 2021 to 2022 reflects significantly higher production and inventory levels, including the effects of higher costs for materials as discussed above, resulting in more cash used in inventories in first half 2022. The Company anticipates increased demand to continue though the Halloween season and is building inventories to meet this higher demand in second half 2022. In addition, changes in net cash flows in first half 2022 reflects higher earnings as well as the timing of sales and collections of accounts receivable and the timing of payments relating to accounts payable and accrued liabilities.

Net cash used in investing activities was $42,839 in first half 2022 compared to $52,060 in first half 2021. Cash flows used in investing activities reflect $57,731 and $58,154 of purchases of available for sale securities during first half 2022 and 2021, respectively, and $25,993 and $19,798 of sales and maturities of available for sale securities during first half 2022 and 2021, respectively. First half 2022 and 2021 investing activities include capital expenditures of $10,194 and $12,327, respectively. The Company has committed approximately $30,000 to a rehabilitation upgrade and expansion of one of its manufacturing plants in the U.S. The Company spent approximately $15,000, $6,000 and $2,000 in 2021, 2020 and 2019, respectively, on the aforementioned project and expects additional cash outlays for this project to approximate $7,000 in 2022. All capital expenditures have been or are expected to be funded from the Company’s cash flow from operations and internal sources including available for sale securities.

The Company’s consolidated financial statements include bank borrowings of $1,020 and $986 at June 30, 2022 and 2021, respectively, all of which relates to its Spanish subsidiary. The Company had no other outstanding bank borrowings at June 30, 2022.

Financing activities include Company common stock purchases and retirements of $5,023 and $17,181 in first half 2022 and 2021, respectively. Cash dividends of $12,237 and $12,034 were paid in first half 2022 and 2021, respectively.

The Company’s current ratio (current assets divided by current liabilities) was 3.4 to 1 at June 30, 2022 compared to 3.4 to 1 at December 31, 2021 and 3.7 to 1 at June 30, 2021. Net working capital was $198,283 at June 30, 2022 compared to $188,333 and $201,867 at December 31, 2021 and June 30, 2021, respectively. The aforementioned net working capital amounts are principally reflected in aggregate cash and cash equivalents and short-term investments of $123,090 at June 30, 2022 compared to $145,808 and $139,201 at December 31, 2021 and June 30, 2021, respectively. In addition, long term investments, principally debt securities comprising corporate bonds, were $258,075 at June 30, 2022, as compared to $291,175 and $264,693 at December 31, 2021 and June 30, 2021, respectively. Aggregate cash and cash equivalents and short and long-term investments were $381,165, $436,983, and $403,894, at June 30, 2022, December 31, 2021 and June 30, 2021, respectively. The aforementioned includes $72,480, $89,736, and $83,867 at June 30, 2022, December 31, 2021 and June 30, 2021, respectively, relating to trading securities which are used as an economic hedge for the Company’s deferred compensation liabilities. Investments in available for sale securities, primarily high quality corporate bonds, that matured during first half 2022 and 2021 were generally used to purchase the Company’s common stock or were replaced with debt securities of similar maturities.

The Company periodically contributes to a VEBA trust, managed and controlled by the Company, to fund the estimated future costs of certain employee health, welfare and other benefits. The Company is currently using these VEBA funds to pay the actual cost of such benefits through most of 2022. The VEBA trust held $3,050, $3,941 and $7,549 of aggregate cash and cash equivalents at June 30, 2022, December 31, 2021 and June 30, 2021, respectively. This asset value is included in prepaid expenses and long-term other assets in the Company’s Consolidated Statement of Financial Position. These assets are categorized as Level 2 within the fair value hierarchy.

ACCOUNTING PRONOUNCEMENTS

See Note 1 of the Company’s Condensed Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS

This discussion and certain other sections contain forward-looking statements that are based largely on the Company’s current expectations and are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of words such as “anticipated,” “believe,” “expect,” “intend,” “estimate,” “project,” “plan” and other words of similar meaning in connection with a discussion of future operating or financial performance and are subject to certain factors, risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements. Such factors, risks, trends and uncertainties, which in some instances are beyond the Company’s control, include the overall competitive environment in the Company’s industry, supply chain disruptions, inflationary pricing pressures and changes in assumptions and judgments discussed above under the heading “Significant Accounting Policies and Estimates,” and factors identified and referred to above under the heading “Risk Factors” in this report and under the heading “Risk Factors” in the Company’s 2021 Form 10-K.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of Management, the Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2022 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to Management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the Company’s purchases of its common stock during the quarter ended June 30, 2022:

				Approximate Dollar
	(a) Total		Shares	Value of Shares that
	Number of	(b) Average	Purchased as Part of	May Yet Be Purchased
	Shares	Price Paid per	Publicly Announced Plans	Under the Plans
Period	Purchased	Share	Or Programs	or Programs

Apr 1 to Apr 30	54,848	$36.10	Not Applicable	Not Applicable

May 1 to May 31	56,738	33.23	Not Applicable	Not Applicable

Jun 1 to Jun 30	-	-	Not Applicable	Not Applicable

Total	111,586	$34.64	Not Applicable	Not Applicable

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

TOOTSIE ROLL INDUSTRIES, INC.

Date:	August 5, 2022	BY:	/S/ELLEN R. GORDON

Ellen R. Gordon
Chairman and Chief
Executive Officer

Date:	August 5, 2022	BY:	/S/G. HOWARD EMBER, JR.

G. Howard Ember, Jr.
Vice President Finance and
Chief Financial Officer