Form 10-Q
period 2022-09-30
TOOTSIE ROLL INDUSTRIES INC
filed 2022-11-08
CIK 98677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (September 30, 2022).

Class	Outstanding

Common Stock, $0.69-4/9 par value	40,293,792
Class B Common Stock, $0.69-4/9 par value	28,622,421

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, par value $0.69-4/9 per share	TR	New York Stock Exchange

TOOTSIE ROLL INDUSTRIES, INC.

SEPTEMBER 30, 2022

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See “Forward-Looking Statements” under Part I — Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands) (Unaudited)

	September 30, 2022	December 31, 2021	September 30, 2021

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$57,216	$105,840	$76,210
Restricted cash	332	386	393
Investments	88,510	39,968	39,491
Accounts receivable trade, less allowances of $2,949, $2,281 and $2,706	82,315	54,921	80,877
Other receivables	4,120	3,920	3,392
Inventories:
Finished goods and work-in-process	48,758	31,431	46,887
Raw materials and supplies	40,797	24,074	24,948
Prepaid expenses	2,018	7,761	5,706
Total current assets	324,066	268,301	277,904

PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	21,673	21,704	21,710
Buildings	130,131	130,158	123,844
Machinery and equipment	446,487	446,777	421,233
Construction in progress	32,409	15,344	39,687
Operating lease right-of-use assets	4,746	7,419	7,617
	635,446	621,402	614,091
Less - accumulated depreciation	424,600	412,496	407,765
Net property, plant and equipment	210,846	208,906	206,326

OTHER ASSETS:
Goodwill	73,237	73,237	73,237
Trademarks	175,024	175,024	175,024
Investments	241,308	291,175	280,326
Prepaid expenses and other assets	480	603	1,614
Deferred income taxes	1,394	1,372	1,010
Total other assets	491,443	541,411	531,211
Total assets	$1,026,355	$1,018,618	$1,015,441

(The accompanying notes are an integral part of these statements.)

(in thousands except per share data) (Unaudited)

	September 30, 2022	December 31, 2021	September 30, 2021

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$30,728	$14,969	$24,512
Bank loans	949	939	956
Dividends payable	6,200	6,042	6,042
Accrued liabilities	60,330	53,896	57,597
Postretirement health care benefits	616	616	544
Operating lease liabilities	833	1,072	1,102
Income taxes payable	1,863	2,434	3,884
Total current liabilities	101,519	79,968	94,637

NONCURRENT LIABILITIES:
Deferred income taxes	41,351	45,461	45,441
Postretirement health care benefits	12,609	12,619	12,971
Industrial development bonds	7,500	7,500	7,500
Liability for uncertain tax positions	3,540	3,415	3,177
Operating lease liabilities	3,936	6,347	6,515
Deferred compensation and other liabilities	72,577	94,511	88,684
Total noncurrent liabilities	141,513	169,853	164,288

TOOTSIE ROLL INDUSTRIES, INC. SHAREHOLDERS’ EQUITY:
Common stock, $.69-4/9 par value - 120,000 shares authorized; 40,294, 39,344 and 39,332, respectively, issued	27,982	27,322	27,314
Class B common stock, $.69-4/9 par value - 40,000 shares authorized; 28,622, 27,793 and 27,805, respectively, issued	19,877	19,300	19,309
Capital in excess of par value	743,084	709,880	709,880
Retained earnings	29,078	39,545	25,546
Accumulated other comprehensive loss	(34,428)	(25,013)	(23,295)
Treasury stock (at cost) - 99, 96 and 96 shares, respectively	(1,992)	(1,992)	(1,992)
Total Tootsie Roll Industries, Inc. shareholders’ equity	783,601	769,042	756,762
Noncontrolling interests	(278)	(245)	(246)
Total equity	783,323	768,797	756,516
Total liabilities and shareholders’ equity	$1,026,355	$1,018,618	$1,015,441

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

EARNINGS AND RETAINED EARNINGS

(in thousands except per share amounts) (Unaudited)

	Quarter Ended		Year to Date Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Net product sales	$211,888	$183,090	$493,260	$399,445
Rental and royalty revenue	1,285	1,075	3,990	3,407
Total revenue	213,173	184,165	497,250	402,852
Product cost of goods sold	141,243	118,446	328,995	259,959
Rental and royalty cost	388	332	1,153	1,005
Total costs	141,631	118,778	330,148	260,964
Product gross margin	70,645	64,644	164,265	139,486
Rental and royalty gross margin	897	743	2,837	2,402
Total gross margin	71,542	65,387	167,102	141,888
Selling, marketing and administrative expenses	35,957	35,743	83,704	94,930
Earnings from operations	35,585	29,644	83,398	46,958
Other income (loss), net	(1,246)	1,750	(17,399)	11,810
Earnings before income taxes	34,339	31,394	65,999	58,768
Provision for income taxes	7,778	6,675	15,438	13,494
Net earnings	26,561	24,719	50,561	45,274
Less: net loss attributable to noncontrolling interests	(16)	(14)	(32)	(20)
Net earnings attributable to Tootsie Roll Industries, Inc.	$26,577	$24,733	$50,593	$45,294

Net earnings attributable to Tootsie Roll Industries, Inc. per share	$0.39	$0.36	$0.73	$0.65
Dividends per share *	$0.09	$0.09	$0.27	$0.27

Average number of shares outstanding	68,876	69,250	68,952	69,555

Retained earnings at beginning of period	$8,692	$6,846	$39,545	$32,312
Net earnings attributable to Tootsie Roll Industries, Inc.	26,577	24,733	50,593	45,294
Cash dividends	(6,191)	(6,033)	(18,426)	(18,027)
Stock dividends	-	-	(42,634)	(34,033)
Retained earnings at end of period	$29,078	$25,546	$29,078	$25,546

*Does not include 3% stock dividend to shareholders of record on 3/7/22 and 3/5/21.

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS

(in thousands except per share amounts) (Unaudited)

	Quarter Ended		Year to Date Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Net earnings	$26,561	$24,719	$50,561	$45,274

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	120	(495)	583	(302)

Pension and postretirement reclassification adjustments:
Unrealized gains (losses) for the period on postretirement and pension benefits	—	—	—	—
Less: reclassification adjustment for (gains) losses to net earnings	(207)	(352)	(620)	(1,055)
Unrealized gains (losses) on postretirement and pension benefits	(207)	(352)	(620)	(1,055)

Investments:
Unrealized gains (losses) for the period on investments	(3,321)	(653)	(11,608)	(2,182)
Less: reclassification adjustment for (gains) losses to net earnings	(4)	(39)	(14)	(92)
Unrealized gains (losses) on investments	(3,325)	(692)	(11,622)	(2,274)

Derivatives:
Unrealized gains (losses) for the period on derivatives	(542)	307	(550)	1,624
Less: reclassification adjustment for (gains) losses to net earnings	(121)	(922)	(398)	(2,487)
Unrealized gains (losses) on derivatives	(663)	(615)	(948)	(863)

Total other comprehensive income (loss), before tax	(4,075)	(2,154)	(12,607)	(4,494)
Income tax benefit (expense) related to items of other comprehensive income	1,015	400	3,192	1,014
Total comprehensive earnings	23,501	22,965	41,146	41,794
Comprehensive earnings (loss) attributable to noncontrolling interests	(16)	(14)	(32)	(20)
Total comprehensive earnings attributable to Tootsie Roll Industries, Inc.	$23,517	$22,979	$41,178	$41,814

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Year to Date Ended
	September 30, 2022	September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$50,561	$45,274
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	13,250	12,793
Deferred income taxes	(921)	(1,444)
Amortization of marketable security premiums	4,313	2,645
Changes in operating assets and liabilities:
Accounts receivable	(27,489)	(39,947)
Other receivables	(823)	(291)
Inventories	(34,012)	(12,440)
Prepaid expenses and other assets	5,886	3,980
Accounts payable and accrued liabilities	22,126	22,182
Income taxes payable	(446)	(83)
Postretirement health care benefits	(630)	(1,026)
Deferred compensation and other liabilities	(1,219)	510
Net cash provided by operating activities	30,596	32,153
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(17,552)	(22,930)
Repayment of premiums on split dollar life insurance policies	—	2,514
Purchases of trading securities	(1,292)	(2,108)
Sales of trading securities	2,567	582
Purchase of available for sale securities	(75,125)	(87,060)
Sale and maturity of available for sale securities	38,439	34,510
Net cash used in investing activities	(52,963)	(74,492)
CASH FLOWS FROM FINANCING ACTIVITIES:
Shares purchased and retired	(8,024)	(30,184)
Dividends paid in cash	(18,438)	(18,100)
Proceeds from bank loans	3,240	2,970
Repayment of bank loans	(3,102)	(2,798)
Net cash used in financing activities	(26,324)	(48,112)
Effect of exchange rate changes on cash	13	(202)
Decrease in cash and cash equivalents	(48,678)	(90,653)
Cash, cash equivalents and restricted cash at beginning of year	106,226	167,256
Cash, cash equivalents and restricted cash at end of quarter	$57,548	$76,603
Supplemental cash flow information:
Income taxes paid/(received), net	$15,580	$15,237
Interest paid	$36	$5
Stock dividend issued	$70,242	$64,667

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(in thousands except per share amounts) (Unaudited)

Note 1 — Significant Accounting Policies

General Information

The foregoing data has been prepared from the unaudited financial records of Tootsie Roll Industries, Inc. (the “Company”). In the opinion of Management, all adjustments, which are of a normal recurring nature, and necessary for a fair statement of the results for the interim period have been reflected. Certain amounts previously reported have been reclassified to conform to the current year presentation. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”).

Results of operations for the period ended September 30, 2022 are not necessarily indicative of results to be expected for the year to end December 31, 2022 because of the seasonal nature of the Company’s operations. Historically, the third quarter has been the Company’s largest net product sales quarter due to pre-Halloween net product sales.

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

Revenue Recognition

The Company’s revenues, primarily net product sales resulting from the sale of goods, reflect the consideration to which the Company expects to be entitled generally based on customer purchase orders. The Company records revenue based on a five-step model in accordance with Accounting Standards Codification ("ASC") Topic 606. Adjustments for estimated customer cash discounts upon payment, discounts for price adjustments, product returns, allowances, and certain advertising and promotional costs, including consumer coupons, are variable consideration and are recorded as a reduction of net product sales revenue in the same period the related net product sales are recorded. Such estimates are calculated using historical averages adjusted for any expected changes due to current business conditions and experience. A net product sale is recorded when the Company delivers the product to the customer or, in certain instances, when the customer picks up the goods at the Company’s distribution center and thereby obtains control of such product. Amounts billed and due from our customers are classified as accounts receivable trade on the balance sheet and require payment on a short-term basis. Accounts receivable trade are unsecured. Shipping and handling costs of $19,060 and $17,743 in third quarter 2022 and 2021, respectively, and $49,754 and $40,319 in nine months 2022 and 2021, respectively, are included in selling, marketing and administrative expenses. Royalty income from sales-based licensing arrangements, pursuant to which revenue is recognized as the third-party licensee sales occur,and rental income are not considered revenue from contracts from customers and are presented separately from net product revenue as rental and royalty revenue.

Leases

The Company identifies leases by evaluating its contracts to determine if the contract conveys the right to use an identified asset for a stated period of time in exchange for consideration. The Company considers whether it can control the underlying asset and have the right to obtain substantially all of the economic benefits or outputs from the asset. Leases with terms greater than 12 months are classified as either operating or finance leases at the commencement date.  For these leases, we record the present value of the minimum lease payments over the lease term as a lease liability with an offsetting right-of-use asset that is then presented net of any deferred rent or lease incentives. The discount rate used to calculate the present value of the minimum lease payments is typically our incremental borrowing rate, as the rate implicit in the lease is generally not known or determinable. The lease term includes any noncancelable period for which the Company has the right to use the asset as well as any future periods to which the Company has the right and intent to extend the lease under the terms of the lease agreement. Currently, all capitalized leases are classified as operating leases and the Company records rental expense on a straight-line basis over the term of the lease.

Recently Adopted Accounting Pronouncements

As of the date of this report, there are no recent accounting pronouncements that have not yet been adopted that Management believes would have a material impact on the Company’s consolidated financial statements.

Note 2 — Average Shares Outstanding

The average number of shares outstanding for nine months 2022 reflects aggregate stock purchases of 230 shares for $8,024 and a 3% stock dividend of 2,006 shares distributed on April 8, 2022. The average number of shares outstanding for nine months 2021 reflects aggregate stock purchases of 921 shares for $30,184 and a 3% stock dividend of 1,970 shares distributed on April 2, 2021.

Note 3 — Income Taxes

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company remains subject to examination by U.S. federal and state and foreign tax authorities for the years 2019 through 2021. The Company’s consolidated effective income tax rate was 22.7% and 21.3% in third quarter 2022 and 2021, respectively, and 23.4% and 23.0% in nine months 2022 and 2021, respectively.

NOTE 4—Share Capital and Capital In Excess of Par Value:

							Capital in
			Class B				Excess
	Common Stock		Common Stock		Treasury Stock		of Par
	Shares	Amount	Shares	Amount	Shares	Amount	Value
	(000’s)		(000’s)		(000’s)
Balance at June 30, 2022	40,379	$28,041	28,623	$19,877	99	$(1,992)	$746,026
Issuance of 3% stock dividend	—	—	—	—	—	—	—
Conversion of Class B common shares to common shares	—	—	—	—	—	—	—
Purchase and retirement of common shares and other	(85)	(59)	(1)	—	—	—	(2,942)
Balance at September 30, 2022	40,294	$27,982	28,622	$19,877	99	$(1,992)	$743,084

Balance at June 30, 2021	39,700	$27,569	27,821	$19,320	96	$(1,992)	$722,617
Issuance of 3% stock dividend	—	—	—	—	—	—	—
Conversion of Class B common shares to common shares	16	11	(16)	(11)	—	—	—
Purchase and retirement of common shares and other	(384)	(266)	—	—	—	—	(12,737)
Balance at September 30, 2021	39,332	$27,314	27,805	$19,309	96	$(1,992)	$709,880

Balance at December 31, 2021	39,344	$27,322	27,793	$19,300	96	$(1,992)	$709,880
Issuance of 3% stock dividend	1,176	817	833	579	3	—	41,068
Conversion of Class B common shares to common shares	4	3	(4)	(3)	—	—	—
Purchase and retirement of common shares and other	(230)	(160)	—	1	—	—	(7,864)
Balance at September 30, 2022	40,294	$27,982	28,622	$19,877	99	$(1,992)	$743,084

Balance at December 31, 2020	39,073	$27,134	27,012	$18,758	93	$(1,992)	$706,930
Issuance of 3% stock dividend	1,163	808	809	562	3	—	32,495
Conversion of Class B common shares to common shares	16	11	(16)	(11)	—	—	—
Purchase and retirement of common shares and other	(920)	(639)	—	—	—	—	(29,545)
Balance at September 30, 2021	39,332	$27,314	27,805	$19,309	96	$(1,992)	$709,880

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

As of September 30, 2022, December 31, 2021 and September 30, 2021, the Company held certain financial assets that are required to be measured at fair value on a recurring basis. These included derivative hedging instruments related to the purchase of certain raw materials and foreign currencies, investments in trading securities and available for sale securities. The Company’s available for sale securities principally consist of corporate bonds.

The fair value of the Company’s industrial revenue development bonds at September 30, 2022, December 31, 2021 and September 30, 2021 were valued using Level 2 inputs which approximates the carrying value of $7,500 for the respective periods. Interest rates on these bonds are reset weekly based on current market conditions.

The following table presents information about the Company’s financial assets and liabilities measured at fair value as of September 30, 2022, December 31, 2021 and September 30, 2021 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Estimated Fair Value September 30, 2022
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$57,216	$57,216	$—	$—
Available for sale securities	262,159	742	261,417	—
Foreign currency forward contracts	(366)	—	(366)	—
Commodity futures contracts	(31)	(31)	—	—
Trading securities	67,659	52,900	14,759	—
Total assets measured at fair value	$386,637	$110,827	$275,810	$—

	Estimated Fair Value December 31, 2021
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$105,840	$105,840	$-	$—
Available for sale securities	241,407	1,282	240,125	—
Foreign currency forward contracts	426	—	426	—
Commodity futures contracts	124	124	—	—
Trading securities	89,736	76,196	13,540	—
Total assets measured at fair value	$437,533	$183,442	$254,091	$—

	Estimated Fair Value September 30, 2021
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$76,210	$76,210	$-	$—
Available for sale securities	235,912	2,313	233,599	—
Foreign currency forward contracts	504	—	504	—
Commodity futures contracts	352	352	—	—
Trading securities	83,905	70,762	13,143	—
Total assets measured at fair value	$396,883	$149,637	$247,246	$—

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

Changes in the fair value of the Company’s cash flow hedges are recorded in accumulated other comprehensive loss, net of tax, and are reclassified to earnings in the periods in which earnings are affected by the hedged item. Substantially all amounts reported in accumulated other comprehensive loss for commodity derivatives are expected to be reclassified to cost of goods sold. Approximately $31 of this accumulated comprehensive loss is expected to be reclassified to earnings in 2023. Approximately $41 and $325 reported in accumulated other comprehensive loss for foreign currency derivatives are expected to be reclassified to other income, net in 2022 and 2023, respectively.

The following table summarizes the Company’s outstanding derivative contracts and their effects on its Condensed Consolidated Statements of Financial Position at September 30, 2022, December 31, 2021 and September 30, 2021:

	September 30, 2022
	Notional
	Amounts	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign currency forward contracts	$6,782	$26	$(392)
Commodity futures contracts	1,009	1	(32)
Total derivatives		$27	$(424)

	December 31, 2021
	Notional
	Amounts	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign currency forward contracts	$6,729	$426	$—
Commodity futures contracts	6,012	231	(107)
Total derivatives		$657	$(107)

	September 30, 2021
	Notional
	Amounts	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign currency forward contracts	$3,995	$504	$—
Commodity futures contracts	2,730	352	—
Total derivatives		$856	$—

The effects of derivative instruments on the Company’s Condensed Consolidated Statements of Earnings and Retained Earnings and the Condensed Consolidated Statements of Comprehensive Earnings for periods ended September 30, 2022 and September 30, 2021 are as follows:

	For Quarter Ended September 30, 2022
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$(483)	$48	$—
Commodity futures contracts	(59)	73	—
Total	$(542)	$121	$—

	For Quarter Ended September 30, 2021
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$(107)	$106	$—
Commodity futures contracts	414	816	—
Total	$307	$922	$—

	For Year to Date Ended September 30, 2022
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$(556)	$236	$—
Commodity futures contracts	6	162	—
Total	$(550)	$398	$—

	For Year to Date Ended September 30, 2021
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency forward contracts	$66	$340	$—
Commodity futures contracts	1,558	2,147	—
Total	$1,624	$2,487	$—

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

The amended rehabilitation plan, which continues, requires that employer contributions include 5% compounded annual surcharge increases each year for an unspecified period of time beginning January 2013 (in addition to the 5% interim surcharge initiated in 2012) as well as certain plan benefit reductions. In fourth quarter 2020, the Plan Trustees advised the Company that the surcharges would no longer increase and therefore be “frozen” at the rates and amounts in effect as of December 31, 2020 provided that the local bargaining union and the Company executed a formal consenting agreement by March 31, 2021. During first quarter 2021, the local bargaining union and the Company executed this agreement which resulted in the “freezing” of such surcharges as of December 31, 2020. The Company’s pension expense for this Plan for nine months 2022 and 2021 was $2,754 and $2,419, respectively. The aforementioned expense includes surcharges of $971 and $853 for nine months 2022 and 2021, respectively, as required under the amended plan of rehabilitation. The Company’s twelve months pension expense for this Plan for 2021 and 2020 was $3,156 and $2,866, respectively, which includes surcharges of $1,112 and $1,010, respectively.

The Company is currently unable to determine the ultimate outcome of the above discussed matter and therefore is unable to determine the effects on its consolidated financial statements, but the ultimate outcome or the effects of any modifications to the current amended rehabilitation plan could be material to its consolidated results of operations or cash flows in one or more future periods.

Note 8 — Accumulated Other Comprehensive Earnings (Loss)

Accumulated Other Comprehensive Earnings (Loss) consists of the following components:

						Accumulated
	Foreign		Foreign		Postretirement	Other
	Currency		Currency	Commodity	and Pension	Comprehensive
	Translation	Investments	Derivatives	Derivatives	Benefits	Earnings (Loss)
Balance at June 30, 2022	$(24,419)	$(7,575)	$124	$76	$426	$(31,368)
Other comprehensive earnings (loss) before reclassifications	120	(2,518)	(365)	(45)	—	(2,808)
Reclassifications from accumulated other comprehensive loss	-	(3)	(37)	(55)	(157)	(252)
Other comprehensive earnings (loss) net of tax	120	(2,521)	(402)	(100)	(157)	(3,060)
Balance at September 30, 2022	$(24,299)	$(10,096)	$(278)	$(24)	$269	$(34,428)

Balance at June 30, 2021	$(24,388)	$793	$543	$572	$939	$(21,541)
Other comprehensive earnings (loss) before reclassifications	(495)	(496)	(82)	313	-	(760)
Reclassifications from accumulated other comprehensive loss	-	(29)	(81)	(618)	(266)	(994)
Other comprehensive earnings (loss) net of tax	(495)	(525)	(163)	(305)	(266)	(1,754)
Balance at September 30, 2021	$(24,883)	$268	$380	$267	$673	$(23,295)

Balance at December 31, 2021	$(24,882)	$(1,286)	$322	$94	$739	$(25,013)
Other comprehensive earnings (loss) before reclassifications	583	(8,799)	(421)	5	—	(8,632)
Reclassifications from accumulated other comprehensive loss	-	(11)	(179)	(123)	(470)	(783)
Other comprehensive earnings (loss) net of tax	583	(8,810)	(600)	(118)	(470)	(9,415)
Balance at September 30, 2022	$(24,299)	$(10,096)	$(278)	$(24)	$269	$(34,428)

Balance at December 31, 2020	$(24,581)	$1,992	$589	$713	$1,472	$(19,815)
Other comprehensive earnings (loss) before reclassifications	(302)	(1,655)	49	1,182	—	(726)
Reclassifications from accumulated other comprehensive loss	-	(69)	(258)	(1,628)	(799)	(2,754)
Other comprehensive earnings (loss) net of tax	(302)	(1,724)	(209)	(446)	(799)	(3,480)
Balance at September 30, 2021	$(24,883)	$268	$380	$267	$673	$(23,295)

The amounts reclassified from accumulated other comprehensive income (loss) consisted of the following:

Details about Accumulated Other	Quarter Ended		Year to Date Ended		Location of (Gain) Loss
Comprehensive Income Components	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021	Recognized in Earnings
Investments	$(4)	$(39)	$(14)	$(92)	Other income, net
Foreign currency derivatives	(48)	(106)	(236)	(340)	Other income, net
Commodity derivatives	(73)	(816)	(162)	(2,147)	Product cost of goods sold
Postretirement and pension benefits	(207)	(352)	(620)	(1,055)	Other income, net
Total before tax	(332)	(1,313)	(1,032)	(3,634)
Tax (expense) benefit	80	319	249	880
Net of tax	$(252)	$(994)	$(783)	$(2,754)

Note 9 — Restricted Cash

Restricted cash comprises certain cash deposits of the Company’s Spanish subsidiary with international banks that are pledged as collateral for letters of credit and bank borrowings.

Note 10 — Bank Loans

Bank loans consist of short term (less than 120 days) borrowings by the Company’s Spanish subsidiary that are held by international banks. The weighted-average interest rate as of September 30, 2022 and 2021 was 3.1% and 3.1%, respectively.

Note 11 — Leases

The Company leases certain buildings, land and equipment that are classified as operating leases. These leases have remaining lease terms of up to approximately 19 years. Operating lease cost totaled $231 and $272 in the third quarter of 2022 and 2021, respectively, and $783 and $781 for the first nine months of 2022 and 2021, respectively. Cash paid for operating lease liabilities is substantially the same as operating lease cost and is presented in cash flows from operating activities.  As of September 30, 2022 and 2021, operating lease right-of-use assets were $4,746 and $7,617, respectively, and operating lease liabilities were $4,769 and $7,617, respectively. The weighted-average remaining lease term related to these operating leases was 16.1 years and 8.1 years as of September 30, 2022 and 2021, respectively. The weighted-average discount rate related to the Company’s operating leases was 3.3% and 2.3% as of September 30, 2022 and 2021, respectively. Maturities of the Company’s operating lease liabilities at September 30, 2022 are as follows: $178 in 2022 (rest of year), $584 in 2023, $133 in 2024, $138 in 2025, $131 in 2026 and $3,605 thereafter.

The Company, as lessor, rents certain commercial real estate to third-party lessees. The September 30, 2022 and 2021 cost related to these leased properties was $51,370 and $51,402, respectively, and the accumulated depreciation related to these leased properties was $16,638 and $15,314, respectively. Terms of such leases, including renewal options, may be extended for up to fifty-eight years, many of which provide for periodic adjustment of rent payments based on changes in consumer or other price indices. The Company recognizes lease income on a straight-line basis over the lease term. Lease income in third quarter 2022 and 2021 was $1,233 and $945, respectively, and in nine months 2022 and 2021 was $3,691 and $3,021, respectively, and is classified in cash flows from operating activities.

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

Net product sales were $211,888 in third quarter 2022 compared to $183,090 in third quarter 2021, an increase of $28,798 or 15.7%. Nine months 2022 net product sales were $493,260 compared to $399,445 in nine months 2021, an increase of $93,815 or 23.5%. Domestic (U.S.) net product sales in third quarter and nine months 2022 increased 15.5% and 24.4%, respectively, compared to the corresponding periods in the prior year, and, foreign net product sales, including exports to foreign markets, increased 18.7% and 13.8%, respectively, compared to the corresponding periods in the prior year. For the third quarter and nine months 2022, domestic sales represented 91.6% and 91.9%, respectively, of total consolidated net product sales.

The sales growth in third quarter and nine months 2022 was driven by an overall increase in demand and higher sales price realization. Effective sales and marketing programs, including pre-Halloween sales programs in the third quarter 2022, also contributed to higher sales. The Company had continuing improvement in customer orders and sales throughout 2021 and into the first nine months of 2022 as consumers returned to more activities and lifestyles that they experienced prior to the Covid-19 pandemic. These activities include planned purchases of the Company’s products for “sharing” and “give-a-way” occasions. Many of the Company’s products are consumed at group events, outings, and other gatherings, including Halloween events, which had been curtailed or in some cases eliminated in response to the Covid-19 pandemic. Third quarter and nine months 2022 sales also exceeded third quarter and nine months 2019 sales by 16% and 27%, respectively, which provides a sales comparison prior to the pandemic.

Although higher third quarter and nine months 2022 sales, including sales price increases, contributed to improved net earnings compared to the corresponding prior year periods in 2021, significantly higher input costs mitigated much of the benefits of these higher sales. When compared to the same periods in prior years, third quarter and nine months 2022 gross profit margins and net earnings were adversely affected by significantly higher costs for ingredients, packaging materials, freight and delivery, and many manufacturing supplies and services. We also incurred additional production costs, including overtime and extended operating shifts for plant manufacturing to meet this higher demand.

Supply chain challenges and limited availability of certain ingredients and materials, as well as generally higher commodity markets, have driven up our costs for many key ingredients and materials in 2022. Our input unit costs increased significantly in the nine months 2022 period as most of our supply contracts for ingredients, packaging materials and manufacturing supplies and services expired at the end of 2021 and new supply agreements became effective in early 2022 at higher market prices. In certain instances, we have expanded our annual commitments for some ingredients from our suppliers to meet higher demand, however, certain markets are very tight and this incremental expansion has and will continue to result in yet higher unit costs for these additional materials. Supplier and transportation delays also caused us to purchase limited quantities of certain ingredients in the spot market at substantially higher costs than our contracted prices. The adverse effects of higher energy costs, including higher fuel surcharges, have also added to our input costs with respect to both customer and supplier freight and delivery in 2022. These higher energy costs have also increased our costs for utilities to operate our manufacturing plants this year. We expect these higher input costs to continue through the balance of 2022 and are seeing even higher costs for many ingredients and materials in 2023. The Company uses the Last-In-First-Out (LIFO) method of accounting for inventory and costs of goods sold which results in lower current income taxes during such periods of increasing costs, but this method does charge the most current costs to cost of goods sold and thereby accelerates the realization of these higher costs.

Product cost of goods sold was $141,243 in third quarter 2022 compared to $118,446 in third quarter 2021, and nine months 2022 product cost of goods sold were $328,995 compared to $259,959 in nine months 2021. Product cost of goods sold includes $41 and $(5) of certain deferred compensation expenses (credits) in third quarter 2022 and 2021, respectively, and $(1,093) and $411 of certain deferred compensation expenses (credits) in nine months 2022 and 2021, respectively. These deferred compensation expenses (credits) principally result from the changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Adjusting for the aforementioned, product cost of goods sold increased from $118,451 in third quarter 2021 to $141,202 in third quarter 2022, an increase of $22,751 or 19.2%; and increased from $259,548 in nine months 2021 to $330,088 in nine months 2022, an increase of $70,540 or 27.2%.

As a percentage of net product sales, adjusted product cost of goods sold was 66.6% and 64.7% in third quarter 2022 and 2021, respectively, an unfavorable increase of 1.9 percentage points; and adjusted product cost of goods sold was 66.9% and 65.0% in nine months 2022 and 2021, respectively, an unfavorable increase of 1.9 percentage points. Third quarter and nine months 2022 adjusted product cost of goods sold as a percentage of sales were adversely affected by increasing costs for ingredients, packaging materials, certain manufacturing supplies and services, plant utilities, and labor and benefits for overtime and extended work shifts as discussed above. Although the above discussed higher costs for ingredients and packaging materials adversely affected results for third quarter and nine months 2022, higher sales and production volumes did provide some benefit as certain plant manufacturing overhead costs are generally fixed and do not change significantly when volume increases. In addition, certain cost and expense reductions, which include Company initiatives to reduce costs, mitigated some of the cost increase in adjusted product cost of goods sold in third quarter and nine months 2022 compared to the corresponding period in the prior year.

Our supply chain has continued to present logistical challenges in 2022 in addition to the economic headwinds discussed above.  Supplier lead times have expanded greatly and in certain instances our suppliers have been unable to meet promised delivery dates. In some cases, we have been unable to secure timely delivery of additional ingredients and packaging materials to meet our higher demand in 2022 and have limited our customer sales order volumes of some products as a result. We are continuing to focus on the supply chain and possible delays and disruptions, but this area continues to have much less predictability compared to past history. Although we are cautiously optimistic, it is possible that supply chain disruptions could result in the temporary shut-down of one or more manufacturing lines resulting in lost sales and profits in 2022 and into 2023. Labor shortages at some of our plant locations have contributed to some production limitations and continue to have some adverse impact on the fulfillment of customer orders. Nonetheless, we have been able to meet substantially all of our labor needs to date, including for our seasonal increases in production, however, the current tight labor market has created much more uncertainty than in the past.

Selling, marketing and administrative expenses were $35,957 in third quarter 2022 compared to $35,743 in third quarter 2021, and nine months 2022 selling, marketing and administrative expenses were $83,704 compared to $94,930 in nine months 2021. Selling, marketing and administrative expenses include $(2,680) and $(103) of certain deferred compensation expenses (credits) in third quarter 2022 and 2021, respectively, and $(19,709) and $8,141 of certain deferred compensation expenses in nine months 2022 and 2021, respectively. As discussed above, these expenses (credits) principally result from changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Adjusting for the aforementioned deferred compensation expenses (credits), selling, marketing and administrative expenses increased from $35,846 in third quarter 2021 to $38,637 in third quarter 2022, an increase of $2,791 or 7.8%; and selling, marketing and administrative expenses increased from $86,789 in nine months 2021 to $103,413 in nine months 2022, an increase of $16,624 or 19.2%. As a percentage of net product sales, adjusted selling, marketing and administrative expenses decreased from 19.6% in third quarter 2021 to 18.2% in third quarter 2022, a favorable decrease of 1.4 percentage points as a percent of net product sales, and adjusted selling, marketing and administrative expenses decreased from 21.7% in nine months 2021 to 21.0% in nine months 2022, a favorable decrease of 0.7 percentage points as a percent of net sales. The lower expenses as a percentage of sales reflect the benefits of higher sales, including price increases, against certain expenses that are generally fixed and do not change significantly with changes in sales volumes.

Selling, marketing and administrative expenses include $19,060 and $17,743 for customer freight, delivery and warehousing expenses in third quarter 2022 and 2021, respectively, an increase of $1,317 or 7.4%, and $49,754 and $40,319 in nine months 2022 and 2021, respectively, an increase of $9,435 or 23.4%. These expenses were 9.0% and 9.7% of net product sales in third quarter 2022 and 2021, respectively, and were 10.1% of net product sales in both nine months 2022 and 2021. Customer freight and delivery unit costs, including the cost per pound shipped, did increase in both third quarter and nine months 2022, however sales price increases mitigated the adverse effects of these cost increases when  viewed as a percentage of net sales. Although unit freight and delivery costs increased in third quarter 2022 compared to third quarter 2021, the quarterly increase was less than earlier in 2022.

Earnings from operations were $35,585 in third quarter 2022 compared to $29,644 in third quarter 2021, and were $83,398 in nine months 2022 compared to $46,958 in nine months 2021. Earnings from operations include $(2,639) and $(108) of certain deferred compensation expenses (credits) in third quarter 2022 and 2021, respectively, and include $(20,802) and $8,552 of certain deferred compensation expenses (credits) in nine months 2022 and 2021, respectively, which is discussed above. Adjusting for these deferred compensation costs and expenses (credits), adjusted earnings from operations were $32,946 and $29,536 in third quarter 2022 and 2021, respectively, an increase of $3,410 or 11.5%; and adjusted operating earnings were $62,596 and $55,510 in nine months 2022 and 2021, respectively, an increase of $7,086 or 12.8%. As a percentage of net product sales, these adjusted operating earnings were 15.5% and 16.1% in third quarter 2022 and 2021, respectively, an unfavorable decrease of 0.6 percentage points; and as a percentage of net product sales, these adjusted operating earnings were 12.7% and 13.9% in nine months 2022 and 2021, respectively, an unfavorable decrease of 1.2 percentage points as a percentage of net product sales. Although higher third quarter and nine months 2022 sales contributed to improved operating earnings compared to the corresponding prior year periods, higher input costs, as discussed above, mitigated much of the benefits of increased sales.

In response to these higher input costs, many companies in the consumer products industry have increased selling prices throughout 2021 and 2022. We have followed with price increases as well with the objective of improving sales price realization and restoring some of our margin declines. Price increases were phased in principally beginning in second half 2021 and are continuing through the balance of 2022 and into 2023. Although our price increases have generally reflected the overall price increases in our industry, they have not as yet resulted in restoring our margins to historical levels. Company management believes that we should be able to make meaningful progress in restoring our lost margins in 2023 when all of our price increases take full effect. However, continuing increases in input costs and overall higher inflation may inhibit us from accomplishing this objective. Although the Company continues to monitor these higher input costs and price increases in the industry, we are mindful of the effects and limits of passing on all of the above-discussed higher input costs to consumers of our products.

Other income (loss), net was $(1,246) in third quarter 2022 compared to $1,750 in third quarter 2021, and $(17,399) in nine months 2022 compared to $11,810 in nine months 2021. Other income, net for third quarter 2022 and 2021 includes net gains (losses) and investment income of $(2,639) and $(108), respectively, on trading securities which provide an economic hedge of the Company’s deferred compensation liabilities; and other income, net for nine months 2022 and 2021 includes net gains (losses) and investment income of $(20,802) and $8,552, respectively, on trading securities. The investment losses in third quarter and nine months 2022 reflect the overall declines in the equity markets during these periods. These changes in market values were substantially offset by a like amount of deferred compensation expense included in product cost of goods sold and selling, marketing, and administrative expenses in the respective periods as discussed above.

Management believes the comparisons presented in the preceding paragraphs, after adjusting for changes in deferred compensation, are more reflective of the underlying operations of the Company.

Other income (loss), net for third quarter 2022 and 2021 includes investment income on available for sale securities of $548 and $714 in 2022 and 2021, respectively; and other income, net for nine months 2022 and 2021 includes investment income on available for sale securities of $1,617 and $2,100 in 2022 and 2021, respectively. Other income (loss), net also includes pre-tax gain on foreign exchange of $730 and $742 in third quarter 2022 and 2021, respectively, and $1,240 and $507 in nine months 2022 and 2021, respectively.

The consolidated effective tax rates were 22.7% and 21.3% in third quarter 2022 and 2021, respectively, and 23.4% and 23.0% in nine months 2022 and 2021, respectively.

Net earnings attributable to Tootsie Roll Industries, Inc. were $26,577 (after $16 net loss attributed to non-controlling interests) in third quarter 2022 compared to $24,733 (after $14 net loss attributed to non-controlling interests) in third quarter 2021, and earnings per share were $0.39 and $0.36 in third quarter 2022 and 2021, respectively, an increase of $0.03 per share, or 8.3%. Nine months 2022 net earnings attributable to Tootsie Roll Industries, Inc. were $50,593 (after $32 net loss attributed to non-controlling interests) compared to nine months 2021 net earnings of $45,294 (after $20 net loss attributed to non-controlling interests), and net earnings per share were $0.73 and $0.65 in nine months 2022 and nine months 2021, respectively, an increase of $0.08 per share or 12.3%. Earnings per share attributable to Tootsie Roll Industries, Inc. for third quarter 2022 and nine months benefited from the reduction in average shares outstanding resulting from purchases in the open market by the Company of its common stock. Average shares outstanding decreased from 69,250 at third quarter 2021 to 68,876 at third quarter 2022, and from 69,555 in nine months 2021 to 68,952 in nine months 2022.

Goodwill and intangibles, principally trademarks, are assessed annually as of December 31 or whenever events or circumstances indicate that the carrying values may not be recoverable from future cash flows. The Company has not identified any triggering events, as defined, or other adverse information that would indicate a material impairment of its goodwill or intangibles in nine months 2022. Although Company management has not identified any trigging events at this time relating to its intangibles, the ultimate effects of the Covid-19 pandemic, including possible longer term effects on consumer lifestyles and behavior, could change this assessment in the future, as outlined in the Company’s risk factors discussed on Form 10-K for the year ended December 31, 2021.

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

The Plan has advised the Company that it will be applying for benefits available to financial troubled plans under the American Rescue Plan Act of 2021. Company management understands that this legislation would provide financial assistance from the PBGC to shore up financially distressed multi-employer plans to ensure that they can remain solvent and continue to pay benefits to retirees through 2051 without any reduction in retiree benefits. Nonetheless, the Company’s actuary believes that given the Plan’s projected insolvency date of 2031 as well as other factors, that it still remains unclear if the Plan can remain solvent through the targeted date of 2051. The Company’s actuary also advised that the regulations under the aforementioned PBGC financial assistance could result in a higher withdrawal liability even with PBGC financial assistance. The Company is currently unable to determine the ultimate outcome of the above discussed multi-employer union pension matter and therefore is unable to determine the effects on its consolidated financial statements, but the ultimate outcome could be material to its consolidated results of operations or cash flows in one or more future periods. See also Note 7 of the Company’s Note to Consolidated Financial Statements on Form 10-K for the year ended December 31, 2021.

The Company’s pension expense for this Plan for nine months 2022 and 2021 was $2,754 and $2,419, respectively ($3,156 and $2,866 for twelve months 2021 and 2020, respectively). The aforementioned expense includes surcharges (reflecting the “frozen” surcharge rate) of $971 and $853 for nine months 2022 and 2021, respectively ($1,112 and $1,010 for twelve months 2021 and 2020, respectively), as required under the amended plan of rehabilitation.

The Company’s labor contract at its principal manufacturing plant and distribution center expired on September 30, 2022. However, this contract has provisions for automatic extensions unless one of the parties provides a 60-day notice that they will not extend. Both parties are currently continuing, negotiations and operations under this automatic extension provision, which is consistent with historical precedent.

The Company is focused on the longer term and is continuing to make investments in plant manufacturing operations to meet new consumer and customer product demands, achieve product quality improvements, and increase operational efficiencies in order to provide genuine value to consumers. The Company continues to actively monitor the Covid-19 pandemic, including existing and developing variants and subvariants, and its potential impact on our operations and financial results, prioritizing employee health and safety. The effects of the Covid-19 pandemic are unprecedented, and therefore the Company is unable to determine the related effects on its sales and net earnings for the balance of 2022 and beyond. Because the Company has a sizable investment in marketable securities (see Liquidity and Capital Resources section below), the Company continues to be well positioned financially to respond to any further adverse effects of this pandemic in the short and intermediate-terms, as well as for a longer period of time, if necessary.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows provided by operating activities were $30,596 and $32,153 in nine months 2022 and 2021, respectively, an unfavorable decrease of $1,557. The $1,557 decrease in cash flows from operating activities from 2021 to 2022 reflects significantly higher production and inventory levels, including the effects of higher costs for materials as discussed above, resulting in more cash used in inventories in nine months 2022. In addition, changes in net cash flows in nine months 2022 reflects higher earnings as well as the timing of sales and collections of accounts receivable.

Net cash used in investing activities was $52,963 in nine months 2022 compared to $74,492 in nine months 2021. Cash flows used in investing activities reflect $75,125 and $87,060 of purchases of available for sale securities during nine months 2022 and 2021, respectively, and $38,439 and $34,510 of sales and maturities of available for sale securities during nine months 2022 and 2021, respectively. Nine months 2022 and 2021 investing activities include capital expenditures of $17,552 and $22,930, respectively. The Company has committed approximately $30,000 to a rehabilitation upgrade and expansion of one of its manufacturing plants in the U.S. The Company spent approximately $15,000, $6,000 and $2,000 in 2021, 2020 and 2019, respectively, on the aforementioned project and expects additional cash outlays for this project to approximate $4,000 and $3,000 in 2022 and 2023, respectively. All capital expenditures have been or are expected to be funded from the Company’s cash flow from operations and internal sources including available for sale securities.

The Company’s consolidated financial statements include bank borrowings of $949 and $956 at September 30, 2022 and 2021, respectively, all of which relate to its Spanish subsidiary. The Company had no other outstanding bank borrowings at September 30, 2022.

Financing activities include Company common stock purchases and retirements of $8,024 and $30,184 in nine months 2022 and 2021, respectively. Cash dividends of $18,438 and $18,100 were paid in nine months 2022 and 2021, respectively.

The Company’s current ratio (current assets divided by current liabilities) was 3.2 to 1 at September 30, 2022 compared to 3.4 to 1 at December 31, 2021 and 2.9 to 1 at September 30, 2021. Net working capital was $222,547 at September 30, 2022 compared to $188,333 and $183,267 at December 31, 2021 and September 30, 2021, respectively. Included in net working capital is cash and cash equivalents and short-term investments totaling $145,726 at September 30, 2022 compared to $145,808 and $115,701 at December 31, 2021 and September 30, 2021, respectively. In addition, long term investments, principally debt securities comprising corporate bonds, were $241,308 at September 30, 2022, as compared to $291,175 and $280,326 at December 31, 2021 and September 30, 2021, respectively. Aggregate cash and cash equivalents and short and long-term investments were $387,034, $436,983, and $396,027, at September 30, 2022, December 31, 2021 and September 30, 2021, respectively, including $67,659, $89,736, and $83,905 at September 30, 2022, December 31, 2021 and September 30, 2021, respectively, relating to trading securities which are used as an economic hedge for the Company’s deferred compensation liabilities. Investments in available for sale securities, primarily high quality corporate bonds, that matured during nine months 2022 and 2021 were generally used to purchase the Company’s common stock or were replaced with debt securities of similar maturities.

The Company periodically contributes to a VEBA trust, managed and controlled by the Company, to fund the estimated future costs of certain employee health, welfare and other benefits. The Company is currently using these VEBA funds to pay the actual cost of such benefits through most of 2022. The VEBA trust held $577, $3,941 and $5,308 of aggregate cash and cash equivalents at September 30, 2022, December 31, 2021 and September 30, 2021, respectively. This asset value is included in prepaid expenses and long-term other assets in the Company’s Consolidated Statement of Financial Position. These assets are categorized as Level 2 within the fair value hierarchy.

ACCOUNTING PRONOUNCEMENTS

See Note 1 of the Company’s Condensed Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS

This discussion and certain other sections contain forward-looking statements that are based largely on the Company’s current expectations and are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of words such as “anticipated,” “believe,” “expect,” “intend,” “estimate,” “project,” “plan” and other words of similar meaning in connection with a discussion of future operating or financial performance and are subject to certain factors, risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements. Such factors, risks, trends and uncertainties, which in some instances are beyond the Company’s control, include the overall competitive environment in the Company’s industry, supply chain disruptions and availability of ingredients and materials, increasing input costs, inflationary pricing pressures and consumer acceptance of resulting price increases, and changes in assumptions and judgments discussed above under the heading “Significant Accounting Policies and Estimates,” and factors identified and referred to above under the heading “Risk Factors” in this report and under the heading “Risk Factors” in the Company’s 2021 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to various market risks, including fluctuations in and sufficient availability of sugar, corn syrup, edible oils, including palm oils, cocoa, dextrose, milk and whey, gum-base input ingredients, packaging, and fuel costs principally relating to freight and delivery fuel surcharges. The Company generally enters into annual supply contracts and hedges certain commodities (primarily sugar) to control and plan for such cost changes, however, the Company has experienced significant increases in its costs in 2022 as the Company’s prior 2021 supply contracts and hedges have expired. The Company is exposed to exchange rate fluctuations in the Canadian dollar which is the currency used for a portion of the raw material and packaging material costs and all labor, benefits and local plant operating costs at its Canadian plants. The Company is exposed to exchange rate fluctuations in Mexico, Canada, and Spain where its subsidiaries sell products in their local currencies. The Company invests in securities with maturity dates of up to approximately four years which are generally held to maturity and the average maturity of these investments is 2.0 to 2.5 years. The Company also invests in variable rate demand notes where interest rates are generally reset weekly. The Company believes that the above discussed guidelines limit the Company’s exposure to significant interest rate fluctuations. There have been no material changes in the Company’s market risks that would significantly affect the disclosures made in the Form 10-K for the year ended December 31, 2021.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of Management, the Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2022 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to Management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the Company’s purchases of its common stock during the quarter ended September 30, 2022:

				Approximate Dollar
	(a) Total		Shares	Value of Shares that
	Number of	(b) Average	Purchased as Part of	May Yet Be Purchased
	Shares	Price Paid per	Publicly Announced Plans	Under the Plans
Period	Purchased	Share	Or Programs	or Programs

Jul 1 to Jul 31	—	$—	Not Applicable	Not Applicable

Aug 1 to Aug 31	23,272	35.92	Not Applicable	Not Applicable

Sep 1 to Sep 30	61,892	34.94	Not Applicable	Not Applicable

Total	85,164	$35.21	Not Applicable	Not Applicable

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

TOOTSIE ROLL INDUSTRIES, INC.

Date:	November 8, 2022	BY:	/S/ELLEN R. GORDON

Ellen R. Gordon
Chairman and Chief
Executive Officer

Date:	November 8, 2022	BY:	/S/G. HOWARD EMBER, JR.

G. Howard Ember, Jr.
Vice President Finance and
Chief Financial Officer