Form 10-K
period 2022-12-31
TOOTSIE ROLL INDUSTRIES INC
filed 2023-03-01
CIK 98677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the ﬁnancial statements of the registrant included in the ﬁling reﬂect the correction of an error to previously issued ﬁnancial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 13, 2023, there were outstanding 39,684,473 shares of Common Stock par value $.69-4/9 per share, and 28,606,918 shares of Class B Common Stock par value $.69-4/9 per share.

As of June 30, 2022 the aggregate market value of the Common Stock (based upon the closing price of the stock on the New York Stock Exchange on such date) held by non-affiliates was approximately $611,433,000. Class B Common Stock is not traded on any exchange, is restricted as to transfer or other disposition, but is convertible into Common Stock on a share-for-share basis. Upon such conversion, the resulting shares of Common Stock are freely transferable and publicly traded. Assuming all 28,622,730 shares of outstanding Class B Common Stock were converted into Common Stock, the aggregate market value of Common Stock held by non-affiliates on June 30, 2021 (based upon the closing price of the stock on the New York Stock Exchange on such date) would have been approximately $768,227,000. Determination of stock ownership by non-affiliates was made solely for the purpose of this requirement, and the Registrant is not bound by these determinations for any other purpose.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Definitive Proxy Statement for the Company’s Annual Meeting of Shareholders (the “Proxy Statement”) scheduled to be held on May 1, 2023 are incorporated by reference in Part III of this report.

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

PART I

ITEM 1.               Business.

Tootsie Roll Industries, Inc. and its consolidated subsidiaries (the “Company”) have been engaged in the manufacture and sale of confectionery products for over 100 years. This is the only industry segment in which the Company operates and is its only line of business. The majority of the Company’s products are sold under the registered trademarks TOOTSIE ROLL, TOOTSIE FRUIT ROLLS, FROOTIES, TOOTSIE POPS, TOOTSIE MINI POPS, CHILD’S PLAY, CARAMEL APPLE POPS, CHARMS, BLOW-POP, CHARMS MINI POPS, CELLA’S, DOTS, JUNIOR MINTS, CHARLESTON CHEW, SUGAR DADDY, SUGAR BABIES, ANDES, FLUFFY STUFF, DUBBLE BUBBLE, RAZZLES, CRY BABY, NIK-L-NIP, and TUTSI POP (Mexico).

The Company’s products are marketed in a variety of packages designed to be suitable for display and sale in different types of retail outlets. They are sold through food and grocery brokers or directly by the Company itself to customers throughout the United States, Canada and Mexico. These customers include wholesale distributors of candy, food and groceries, supermarkets, variety stores, dollar stores, chain grocers, drug chains, discount chains, cooperative grocery associations, mass merchandisers, warehouse and membership club stores, vending machine operators, e-commerce merchants, the U.S. military and fund-raising charitable organizations.

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

The Company’s backlog of orders as of December 31, 2022 was approximately $16 million and is consistent with the prior year.

The Company has historically hedged certain of its future sugar needs with derivatives at such times that it believes that the forward markets are favorable. The Company’s decision to hedge its major ingredient requirements is dependent on the Company’s evaluation of forward commodity markets and their comparison to vendor quotations, if available, and/or historical costs. The Company has generally entered into commodity futures contracts before the commencement of the next calendar year to better manage product pricing changes or product weight decline (indirect price change) adjustments to its product sales portfolio and ingredient costs. The Company will generally purchase forward derivative contracts (i.e., “long” position) in selected future months that correspond to the Company’s estimated procurement and usage needs of the respective commodity in the respective forward periods.

From time to time, the Company will increase its sales prices to recover higher input costs, primarily ingredients, packaging materials, and freight and delivery. The Company may also change the size and weight of certain of its products in response to significant changes in ingredient and other input costs.

The Company does not hold any material patents, licenses, franchises or concessions. The Company’s major trademarks are registered in the United States, Canada, Mexico and in many other countries. Continued trademark protection is of material importance to the Company’s business as a whole.

Although the Company does research and develops new products and product line extensions for existing brands, it also improves the quality of existing products, improves and modernizes production processes, and develops and implements new technologies to enhance the quality and reduce the costs of products in order to provide value to its consumers. The Company does not expend material amounts of money on research or development activities.

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

The Company employs approximately 2,300 full-time persons at all locations. Our business has seasonality which results in bringing on some additional employees to meet seasonal production demands principally in advance of the Halloween selling season in the third quarter each year. The Company experiences a relatively consistent sales level throughout the year except for an increase in the third quarter which reflects pre-Halloween and back-to-school sales. In anticipation of this seasonal sales period, the Company generally begins building inventories, and its seasonal workforce, in the second and third quarter of each year. Although Halloween is the most significant season in sales and related production, other seasons, including Christmas, Valentines, and Easter also have some impact on workforce levels. The Company’s union labor agreement at its Chicago plant was executed in 2018 and expired in September 2022. The Company and the union have agreed to continue the existing contract on a month to month basis while negotiations continue (see also risk factor below), which is consistent with past contract negotiation timelines.

We believe our employees are among our most important resources and are critical to our continued success. We focus significant attention on attracting and retaining talented and experienced individuals to manage and support our operations. We pay our employees competitively and offer a broad range of company-paid benefits, which we believe are competitive with others in our industry. Our management teams and all of our employees are expected to exhibit and promote honest, ethical and respectful conduct in the workplace. All of our employees must adhere to a code of conduct that sets standards for appropriate behavior. A copy of our code of conduct can be found on our website, Tootsie.com. We have prioritized the safety of our employees and therefore implemented safety protocols during 2020 and continuing into 2023, to respond to the Covid-19 pandemic as needed.

Our net product sales from Wal-Mart Stores, Inc. aggregated approximately 23.0%, 22.7%, and 23.5% of net product sales during the years ended December 31, 2022, 2021 and 2020, respectively. Our net sales from Dollar

Tree, Inc. (which includes net sales from Family Dollar which is owned by Dollar Tree) aggregated approximately 12.4%, 12.1%, and 11.7% of net product sales during the years ended December 31, 2022, 2021 and 2020, respectively. Some of the aforementioned sales to Wal-Mart and Dollar Tree were sold to McLane Company, a large national grocery wholesaler, which services and delivers certain of the Company’s products to Wal-Mart, Dollar Tree and other retailers in the U.S.A. Net product sales revenues from McLane, which includes these Wal-Mart and Dollar Tree sales as well as sales and deliveries to other Company customers, were 20.4% in 2022 and 21.0% in 2021 and 22.1% in 2020. At December 31, 2022 and 2021, the Company’s three largest customers discussed above accounted for approximately 39% and 36% of total accounts receivable, respectively. Although no customer, other than McLane Company, Inc., Wal-Mart Stores, Inc. and Dollar Tree, accounted for more than 10% of net product sales, the loss of one or more significant customers could have a material adverse effect on the Company’s business. The Company historically offers extended credit terms for sales made under seasonal sales programs, including Halloween. Each year, after accounts receivables related to third quarter sales have been collected, the Company invests such funds in various marketable securities.

For a summary of sales and long-lived assets of the Company by geographic area see Note 8 of the Notes to Consolidated Financial Statements which is incorporated herein by reference.

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

c. Significant adverse changes in the political conditions and government mandates or directives - In markets in which we manufacture, sell or distribute our products, governmental or regulatory actions in response to pandemics, including Covid-19, closures or other restrictions such as quarantine or travel restrictions, that limit or close our manufacturing, distribution or office facilities, or otherwise prevent our third-party suppliers, sales brokers, or customers from achieving the level of operations necessary for the production, distribution, sale, and support of our products, could negatively impact our results.

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

e. Risks relating to potential employer liability - The effects of Covid-19 relating to employer liability remains uncertain, and if it is determined that employers are to have liability for employee or other matters related to Covid-19, this could have significant adverse effects on our financial results.

●	Risk of changes in the price and availability of ingredients and raw materials - The principal ingredients used by the Company are subject to price volatility. Although the Company engages in commodity hedging transactions and annual supply agreements as well as leveraging the high volume of its annual purchases, the Company may experience price increases in certain ingredients, packaging materials, operating supplies, services, and wages and benefits, including the effects of higher inflation, that it may not be able to offset, which could have an adverse impact on the Company’s results of operations and financial condition. In addition, although the Company has historically been able to procure sufficient supplies of its ingredients, packaging materials, and other supplies, supply chain disruptions and market conditions could change such that adequate materials might not be available or only become available at substantially higher costs. Adverse weather patterns, including the effects of climate change or supply interruptions, could also significantly affect the cost and availability of ingredients and other needed materials to manufacture products for sale.

●	Risk of changes in product performance and competition - The Company competes with other well-established manufacturers of confectionery products. A failure of new or existing products to be favorably received, a failure to retain preferred shelf space at retail or a failure to sufficiently counter aggressive promotional and price competition could have an adverse impact on the Company’s results of operations and financial condition.

●	Risk of discounting and other competitive actions - Discounting and pricing pressure by the Company’s retail customers and other competitive actions could make it more difficult for the Company to maintain its operating margins. Actions taken by major customers and competitors may make shelf space less available for the confectionery product category or some of the Company’s products.

●	Risk of pricing actions - Inherent risks in the marketplace, including uncertainties about trade and consumer acceptance of pricing actions, including related trade discounts, or product weight changes (indirect price increases), could make it more difficult for the Company to maintain its sales and operating margins. Higher costs for ingredients and materials, and other input costs may be difficult to pass onto customers and consumers of Company products through price increases, and therefore may adversely affect the Company’s profit margins.

●	Risk related to seasonality of sales - The Company’s sales are highest during the Halloween season, although Christmas, Easter and Valentine’s Day are also key seasons for the Company. Circumstances surrounding Halloween, such as, widespread adverse weather or other widespread events that affect consumer behavior and related media coverage at that time of year or general changes in consumer interest in Halloween, could significantly affect the Company’s sales.

●	Risk of changes in consumer preferences and tastes - Failure to adequately anticipate and react to changing demographics, consumer trends, consumer health concerns and product preferences, including product ingredients and packaging materials, could have an adverse impact on the Company’s results of operations and financial condition.

●	Risk of economic conditions on consumer purchases - The Company’s sales are impacted by consumer spending levels and impulse purchases which are affected by general macroeconomic conditions, consumer confidence, employment levels, disposable income, inflation, availability of consumer credit and interest rates on that credit, consumer debt levels, energy costs and other factors. Volatility in food and energy costs, rising unemployment and/or underemployment, declines in personal spending, recessionary economic conditions or other adverse market conditions, could adversely impact the Company’s revenues, profitability and financial condition.

●	Risks related to environmental matters - The Company’s operations are not particularly impactful on the environment, but increased government environmental regulation or legislation could adversely impact the Company’s profitability.

●	Risk of new governmental laws and regulations - Governmental laws and regulations, including those that affect food advertising and marketing to children, use of certain ingredients in products, new labeling requirements, income and other taxes and tariffs, including the effects of changes to international trade agreements, new taxes targeted toward confectionery products and the environment, both in and outside the U.S.A., are subject to change over time, which could adversely impact the Company’s results of operations and ability to compete in domestic or foreign marketplaces.

●	Risk of labor stoppages - To the extent the Company experiences any significant labor stoppages and disputes, labor organizing efforts, strikes or possible labor shortages, could negatively affect overall operations including production or shipments of finished product to customers.

●	Risk of the cost of energy increasing and overall inflation - Higher energy costs as well as overall inflation would likely result in higher plant overhead, distribution, freight and delivery, and other operating costs. The Company may not be able to offset these cost increases or pass such cost increases onto customers in the form of price increases, which could have an adverse impact on the Company’s results of operations and financial condition. In addition, higher energy costs also adversely affect the cost of many resins which are used as a foundation material for many of our packaging materials.

●	Risk of a product recall - Issues related to the quality and safety of the Company’s products could result in a voluntary or involuntary large-scale product recall. Costs associated with a product recall and related litigation or fines, and marketing costs relating to the re-launch of such products or brands, could negatively affect operating results. In addition, negative publicity associated with this type of event, including a product recall relating to product contamination or product tampering, whether valid or not, could negatively impact future demand for the Company’s products.

●	Risk of operational interruptions relating to computer software or hardware failures, including cyber-attacks - The Company is reliant on computer systems to operate its business and supply chain. Software failure or corruption, including cyber-based attacks or network security breaches, or catastrophic hardware or software failures or other disasters could disrupt communications, supply chain planning and activities relating to sales demand forecasts, materials procurement, production and inventory planning, customer orders, shipments, and collections, and financial and accounting, all of which could negatively impact sales and profits.

●	Risk of releasing sensitive information - Although the Company does not believe that it maintains a large amount of sensitive data, a system breach, whether inadvertent or perpetrated by hackers, could result in identity theft, ransomware and/or a disruption in operations which could expose the Company to financial costs and adversely affect profitability.

●	Disruption to the Company’s supply chain could impair the Company’s ability to produce or deliver its finished products, resulting in a negative impact on operating results - Disruption to the manufacturing operations or supply chain, some of which are discussed above, could result from, but are not limited to adverse tariffs which could effectively limit supply or make supply more costly, natural disasters, pandemics, weather, fire or explosion, earthquakes, terrorism or other acts of violence, unavailability of ingredients or packaging materials which could result if our suppliers are unable to obtain certain raw materials or make timely deliveries, labor strikes or other labor activities, labor shortages to meet higher demand for Company products, including the staffing of seasonal labor needs, logistical delays including materials from foreign locations, operational and/or financial instability of key suppliers, and other vendors or service providers. Although precautions are taken to mitigate the impact of possible disruptions, if the Company is unable, or if it is not financially feasible to effectively mitigate the likelihood or potential impact of such disruptive events, the Company’s results of operations and financial condition could be negatively impacted.

●	Risks associated with climate change and other environmental impacts and regulations, and increased focus and evolving views of our customers and consumers of our products could negatively affect our business and operations - Climate-related changes can increase variability in, or otherwise impact, natural disasters, including weather patterns, with the potential for increased frequency and severity of significant weather events, natural hazards, rising mean temperature and sea levels, and long-term changes in precipitation patterns. Climate change or weather-related disruptions to agricultural crop yields and our supply chain can impact the availability and cost of materials needed for manufacturing and could increase commodity prices and our operating costs. Increased focus on climate change has led to legislative and regulatory efforts to combat both potential causes and adverse impacts of climate change, including regulation of greenhouse gas (GHG) emissions. New or increasing laws and regulations related to GHG emissions and other climate change related concerns may adversely affect us, our suppliers and our customers, and may require additional capital investments. Our global supply chain faces similar challenges as our products rely on agricultural ingredients some of which are sourced from a global supply chain. Climate change poses a significant and increasing risk to global food production systems and to the safety and resilience of the communities where we source certain of our ingredients. Additionally, any non-compliance with legislative and regulatory requirements could negatively impact our reputation and ability to do business. Customers, consumers, and government regulators have increasingly focused on the environmental or sustainability practices of companies. New legislation or an enforcement action in this area could harm our reputation and financial results.

Risk factors which we believe are principally specific to our Company (although some may apply to varying degrees to competitors in our industry)

●	Risks relating to participation in the multi-employer pension plan for certain Company union employees - As outlined in the Note 7 of the Company’s Notes to Consolidated Financial Statements and discussed in the Management’s Discussion and Analysis, the Company participates in a multi-employer pension plan (Plan) which is currently in “critical and declining status”, as defined by applicable law. A designation of “critical and declining status” implies that the Plan is expected to become insolvent within the next 20 years. Should the Company withdraw from the Plan, it would be subject to a significant withdrawal liability which is discussed in Note 7 of the Company’s Notes to Consolidated Financial Statements and Management’s Discussion and Analysis. The Company is currently unable to determine the ultimate outcome of this matter and therefore, is unable to determine the effects on its consolidated financial statements, but the ultimate outcome could be material to its consolidated results of operations in one or more future periods.

●	Risk of impairment of goodwill or indefinite-lived intangible assets - In accordance with authoritative guidance, goodwill and indefinite-lived intangible assets are not amortized but are subject to an impairment evaluation annually or more frequently upon the occurrence of a triggering event. Other long-lived assets are likewise tested for impairment upon the occurrence of a triggering event. Such evaluations are based on assumptions and variables including sales growth, profit margins and discount rates. Adverse changes in any of these variables could affect the carrying value of these intangible assets and the Company’s reported profitability.

●	Risk of production interruptions - The majority of the Company’s products are manufactured in a single production facility on specialized equipment. In the event of a disaster, such as a fire or earthquake, at a specific plant location, or other disruption, including labor shortages, it would be difficult to transfer production to other facilities or a new location in a timely manner, which could result in loss of market share for the affected products. In addition, from time to time, the Company upgrades or replaces this specialized equipment. In many cases these are integrated and complex installations. A failure or delay in implementing such an installation could impact the availability of one or more of the Company’s products which would have an adverse impact on sales and profits.

●	Risk related to investments in marketable securities - The Company invests its surplus cash in a diversified portfolio of highly rated marketable securities, principally corporate bonds, with maturities generally of three to five years. Such investments could become impaired in the event of certain adverse economic and/or geopolitical events which, if severe, would adversely affect the Company’s financial condition.

●	Risk of further losses in Spain - The Company has continued to restructure its Spanish subsidiary and is exploring a variety of programs to increase sales and profitability. Nonetheless, if our efforts are not successful, additional losses and impairments may be reported in the future. See also Management’s Discussion and Analysis.

●	Risk of dependence on large customers - The Company’s largest customers, McLane Company, Wal-Mart and Dollar Tree, accounted for approximately 37% of net product sales in 2022, and other large national chains are also material to the Company’s sales. The loss of any of these customers, or one or more other large customers, or a material decrease in purchases by one or more large customers, could result in decreased sales and adversely impact the Company’s results of operations and financial condition.

●	Risk related to acquisitions - From time to time, the Company has purchased other confectionery companies or brands. These acquisitions generally come at a high multiple of earnings and are justified based on various assumptions related to sales growth, and operating margins. Were the Company to make another acquisition and be unable to achieve the assumed sales and operating margins, it could have an adverse impact on future sales and profits. In addition, it could become necessary to record an impairment which would have a further adverse impact on reported profits.

●	Risk of “slack fill” or other product label litigation - The Company, as well as other confectionery and food companies, have experienced a number of plaintiff claims that certain products are sold in boxes that are not completely full, and therefore such “slack filled” products are misleading, and even deceptive, to the consumer. Although the Company believes that these claims and other product labeling claims are without merit and has generally been successful in litigation and court decrees, the Company could be exposed to significant legal fees to defend its position, and in the event that it is not successful, could be subject to fines and costs of settlement, including class action settlements.

●	Risk related to international operations - To the extent there are political leadership or legislative changes, social and/or political unrest, civil war, pandemics such as the Coronavirus, terrorism or significant economic or social instability in the countries in which the Company operates, the results of the Company’s business in such countries could be adversely impacted. Currency exchange rate fluctuations between the U.S. dollar and foreign currencies could also have an adverse impact on the Company’s results of operations and financial condition. The Company’s principal markets are the U.S.A., Canada, and Mexico.

●	Risk of union labor stoppages, slowdowns or strikes- The Company’s union labor agreement at its Chicago plant was executed in 2018 and expired in September 2022. The Company has been in negotiations with the union, and the parties agreed to extend the prior contract on a month-to-month basis and continue negotiations in good faith. These post-contract negotiations are consistent with past contract negotiations and timelines. In the event that the parties are unable to reach an agreement, a work stoppage or strike could result at the Company’s Chicago manufacturing plant and distribution center which could have a material effects on the Company’s sales and profits.

●	The Company is a controlled company due to the common stock holdings of the Gordon family - The Gordon family’s share ownership represents a majority of the combined voting power of all classes of the Company’s common stock as of December 31, 2022. As a result, the Gordon family has the power to elect the Company’s directors and approve actions requiring the approval of the shareholders of the Company.

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

ITEM 1B.            Unresolved Staff Comments.

None.

ITEM 2.               Properties.

The Company owns its principal manufacturing, warehousing and distribution, and office facilities.  The Company’s largest operating facility in Chicago, Illinois also serves as the Corporate headquarters. The Company also owns domestic manufacturing, warehousing and distribution facilities in Tennessee (Covington), Massachusetts (Cambridge), and Wisconsin (Delavan) and international manufacturing facilities in Mexico (Mexico City), Spain (Barcelona) and two in Canada (Concord, Ontario).  In addition, the Company leases manufacturing and warehousing facilities at a second location in Chicago. The lease is renewable by the Company every five years through June 2041.

The Company owns substantially all of the production machinery and equipment located in its plants, warehouses and distribution centers. The Company also holds four commercial real estate properties for investment which were acquired with the proceeds from a sale of surplus real estate in 2005 as well as two warehouse facilities (in Concord, Ontario, Canada, and Hazelton, Pennsylvania, U.S.A.) that are currently leased to third parties.

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

ITEM 4.               Mine Safety Disclosures.

None.

PART II

ITEM 5.               Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the New York Stock Exchange. The Company’s Class B common stock is subject to restrictions on transferability. The Class B common stock is convertible at the option of the holder into shares of common stock on a share-for-share basis. As of February 13, 2023 there were approximately 2,300 and 800 registered holders of record of common and Class B common stock, respectively. In addition, the Company estimates that as of February 13, 2023 there were 124,500 and 1,000 beneficial holders of common and Class B common stock, respectively.

The Company does not have a formal dividend policy, but has historically issued quarterly dividends and in 2022 issued a quarterly dividend of $0.09 per share.  The Company has also historically distributed an annual  3% stock dividend.  While the Company plans to continue to issue quarterly cash dividends and the annual stock dividend there can be no assurance that it will continue to do so in the future.

Performance Graph

The following performance graph compares the cumulative total shareholder return on the Company’s common stock for a five-year period (December 31, 2017 to December 31, 2022) with the cumulative total return of Standard & Poor’s 500 Stock Index (“S&P 500”) and the Dow Jones Industry Food Index (“Peer Group,” which includes the Company), assuming (i) $100 invested on December 31 of the first year of the chart in each of the Company’s common stock, S&P 500 and the Dow Jones Industry Food Index and (ii) the reinvestment of cash and stock dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Tootsie Roll Industries, the S&P 500 Index
and the Dow Jones US Food Producers Index

$250
$200
$150
$100
$50
$0

	12/17	12/18	12/19	12/20	12/21	12/22
Tootsie Roll Industries	100.00	95.62	101.67	92.13	117.01	143.06
S&P 500	100.00	95.62	125.72	148.85	191.58	156.89
Dow Jones US Food Producers	100.00	85.79	108.87	114.57	129.99	141.86

Tootsie Roll Industries **S&P 500** **Dow Jones US Food Producers**

*$100 invested on 12/31/17 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2023 Standard & Poor's, a division of S&P Global. All rights reserved.
Copyright© 2023 S&P Dow Jones Indices LLC, a division of S&P Global. All rights reserved.

ITEM 6.               [RESERVED]

ITEM 7.               Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Thousands of dollars except per share, percentage and ratio figures)

The following discussion should be read in conjunction with the other sections of this report, including the consolidated financial statements and related notes contained in Item 8 of this Form 10-K. This section of this Form 10-K generally discusses the twelve months ended December 31, 2022 as compared to the same period of 2021.  Discussions comparing the results of the twelve months ended December 31, 2021 as compared to same period of 2020 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Form 10-K for the year ended December 31, 2021.

FINANCIAL REVIEW

This financial review discusses the Company’s financial condition, results of operations, liquidity and capital resources, significant accounting policies and estimates, new accounting pronouncements, market risks and other matters. It should be read in conjunction with the Consolidated Financial Statements and related Notes that follow this discussion.

FINANCIAL CONDITION

The Company’s overall financial position remains strong given that aggregate cash, cash equivalents and investments is $396,926 at December 31, 2022, including $71,208 in trading securities discussed below. Cash flows from 2022 operating activities totaled $72,051 compared to $85,298 in 2021, and are discussed in the section entitled Liquidity and Capital Resources. During 2022, the Company paid cash dividends of $24,629, purchased and retired $31,910 of its outstanding shares, and made capital expenditures of $23,356.

The Company’s net working capital was $218,894 at December 31, 2022 compared to $188,333 at December 31, 2021. This increase principally reflects the effects of increased short-term investments and inventories which is discussed below. As of December 31, 2022, the Company’s total cash, cash equivalents and investments, including all long-term investments, was $396,926 compared to $436,983 at December 31, 2021, a decrease of $40,057. See Liquidity And Capital Resources section below for discussion. The aforementioned includes $71,208 and $89,736 of investments in trading securities as of December 31, 2022 and 2021, respectively. The Company invests in trading securities to provide an economic hedge for its deferred compensation liabilities, as further discussed herein and in Note 9 of the Company’s Notes to Consolidated Financial Statements.

Shareholders’ equity increased from $769,042 at December 31, 2021 to $783,171 as of December 31, 2022, which principally reflects 2022 net earnings of $75,937, less cash dividends of $24,629 and share repurchases of $31,910.

The Company has a relatively straight-forward financial structure and has historically maintained a conservative financial position. The Company has no special financing arrangements or “off-balance sheet” special purpose entities. Cash flows from operations plus maturities of short-term investments are expected to be adequate to meet the Company’s overall financing needs, including capital expenditures, in 2023. Periodically, the Company considers possible acquisitions, and if the Company were to pursue and complete such an acquisition, that could result in bank borrowings or other financing.

RESULTS OF OPERATIONS

2022 vs. 2021

Twelve months 2022 consolidated net product sales were $681,440 compared to $566,043 in twelve months 2021, an increase of $115,397 or 20.4%. Fourth quarter 2022 net product sales were $188,180 compared to $166,598 in fourth quarter 2021, an increase of $21,582, or 13.0%. The sales growth in fourth quarter and twelve months 2022 was driven by an overall increase in demand and higher sales price realization. Effective sales and marketing programs, including Halloween and other seasonal sales programs, contributed to higher sales volumes in fourth quarter and twelve months 2022. Consumers returned to more activities and lifestyles during 2021 and throughout 2022 that they experienced prior to the Covid-19 pandemic. These activities include planned purchases of the Company’s products for “sharing” and “give-a-way” occasions. Many of the Company’s products are consumed at group events, outings, and other gatherings, including Halloween events, which had been curtailed or in some cases eliminated in response to the Covid-19 pandemic.  Twelve months 2022 sales also exceeded twelve months 2019 sales by 30% which provides a sales comparison prior to the pandemic.

Product cost of goods sold were $452,552 in 2022 compared to $370,105 in 2021, an increase of $82,447 or 22.2%. Product cost of goods sold includes $(893) and $687 in certain deferred compensation (credits) expenses in 2022 and 2021, respectively. These deferred compensation expenses principally result from changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Adjusting for the aforementioned, product cost of goods sold increased from $369,418 in 2021 to $453,445 in 2022, an increase of $84,027 or 22.7%. As a percent of net product sales, these adjusted costs increased from 65.3% in 2021 to 66.5% in 2022, a 1.2 unfavorable percentage point change. Fourth quarter and twelve months 2022 gross profit margins were adversely affected by increasing costs for ingredients, packaging materials, and certain manufacturing supplies and services. Fourth quarter and twelve months product cost of goods sold compared to the corresponding prior year periods, were also adversely impacted by inefficiencies caused by higher than expected sales demand, supply chain challenges and disruptions, longer supplier lead times, and some labor shortages. We also incurred additional costs, including overtime and extended operating shifts for plant manufacturing, to meet this higher demand in 2022. These factors resulted in additional costs related to our efforts to meet this higher demand. Certain cost and expense reductions, including Company initiatives to reduce costs did provide some benefit to 2022 gross profit margins.

Although higher fourth quarter and twelve months 2022 sales, including sales price increases, contributed to improved net earnings compared to the corresponding prior year periods in 2021, significantly higher input costs substantially offset the benefits of these higher sales. Fourth quarter and twelve months 2022 gross profit margins and net earnings were adversely affected by significantly higher costs for ingredients, packaging materials, freight and delivery, and many manufacturing supplies and services. Our input unit costs moved significantly higher in 2022 compared to 2021 as most of our supply contracts for ingredients, packaging materials and manufacturing supplies and services expired at the end of 2021 and new supply agreements at higher prices became effective in early 2022. In certain instances, we expanded our annual commitments for some ingredients from our suppliers in 2022 to meet higher demand. However, certain markets were very tight and this incremental expansion resulted in even higher unit costs for these additional materials. Supplier and transportation delays also caused us to purchase some limited quantities of ingredients in the spot market which were at substantially higher unit costs than our contracted prices. Supply chain challenges and limited availability of certain ingredients and materials, as well as generally higher commodity markets, drove up our unit costs for many key ingredients and materials in 2022. The adverse effects of higher energy costs, including higher diesel fuel surcharges, have added to our input costs on both customer and supplier freight and delivery in 2022. These higher energy costs have also increased our costs for utilities to operate our manufacturing plants in 2022. Based on our 2023 supply contracts, we expect even higher unit costs for most ingredients and materials in 2023. The Company uses the Last-In-First-Out (LIFO) method of accounting for inventory and costs of goods sold which results in lower current income taxes during such periods of increasing costs and higher inflation, but this method does charge the most current costs to cost of goods sold and thereby accelerates the realization of these higher costs.

Our supply chain was extremely challenging in 2022, as our supplier lead times expanded greatly and some suppliers were unable to meet some promised delivery dates. In some cases, we were unable to secure timely delivery of additional ingredients and packaging materials to meet our higher demand in 2022, and therefore had to limit our customer sales order volumes of some products. We are continuing to focus on the supply chain and possible delays and disruptions, but this area continues to have much less predictability compared to past history. Although the supply chain continues to improve, it is possible that supply chain disruptions could result in the temporary shut-down of one or more manufacturing lines resulting in lost sales and profits in 2023. Labor shortages at some of our manufacturing plant locations also contributed to some production limitations and lost sales in 2022. We believe that these labor shortages will continue to have some adverse impact on the fulfillment of customer orders in 2023 and may limit our growth opportunities for certain products in 2023. Nonetheless, we were able to meet substantially all of our labor needs in 2022, including for our seasonal increases in production. However, the tight labor market has created much more uncertainty than in the past.

Selling, marketing and administrative expenses were $121,976 in 2022 compared to $132,108 in 2021, a decrease of $10,132 or 7.7%. Selling, marketing and administrative expenses include $(16,370) and $13,521 in certain deferred compensation (credits) expenses in 2022 and 2021, respectively. These deferred compensation (credits) expenses principally result from changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Adjusting for the aforementioned, selling, marketing and administrative expenses increased from $118,587 in 2021 to $138,346 in 2022, an increase of $19,759 or 16.7%. This increase was principally driven by the increase in certain variable expenses, primarily freight and delivery and direct selling expenses, relating to the increase in sales as discussed above. However, as a percent of net product sales, these adjusted expenses decreased from 21.0% of net product sales in 2021 to 20.3% of net product sales in 2022, a 0.7 favorable percentage point change.

Selling, marketing and administrative expenses include freight, delivery and warehousing expenses. These expenses increased from $55,289 in 2021 to $67,342 in 2022, an increase of $12,053 or 21.8%. As a percent of net product sales, these adjusted expenses increased from 9.8% in 2021 to 9.9% in 2022, a 0.1 unfavorable percentage point change. Increasing energy costs and related effects on fuel surcharges, and the adverse effects of the continuing shortage of over-the-road drivers and high demand for carriers, were the principal drivers of these higher freight and delivery expenses in 2022 compared to 2021.

In response to these higher input costs many companies in the consumer products industry have increased selling prices throughout 2021 and 2022. We have followed with price increases as well with the objective of improving sales price realization and restoring some of our margin declines. Price increases were phased in principally beginning in second half 2021 and continued throughout 2022 and into 2023. The improvement in fourth quarter 2022 margins and net earnings reflects the cumulative benefits of this higher price realization. Although our price increases have generally reflected the overall price increases in our industry, they have not as yet resulted in fully restoring our margins to historical levels. The Company believes that we should be able to make more progress in restoring our margins in 2023 when all of our price increases take full effect. However, continuing increases in input costs and overall high inflation may not allow us to fully restore our margins to historical levels prior to the pandemic. Although the Company continues to monitor these higher input costs and price increases in the industry, we are mindful of the effects and limits of passing on all of the above discussed higher input costs to consumers of our products.

The Company has foreign operating businesses in Mexico, Canada and Spain, and exports products to many foreign markets. The Company’s Spanish subsidiary (97% owned by the Company) incurred an operating loss of $1,430 in 2022 compared to its $598 loss in 2021. Company management expects the competitive and business challenges in Spain to continue, however, Company management believes that we will make progress on reducing this operating loss in 2023. Nonetheless, management believes that operating losses will likely continue beyond 2023 and that these future losses, as well as some capital expenditures, will likely require some additional cash financing.

The Company believes that the carrying values of its goodwill and trademarks have indefinite lives as they are expected to generate cash flows indefinitely. In accordance with current accounting guidance, these indefinite-lived intangible assets are assessed at least annually for impairment as of December 31 or whenever events or circumstances indicate that the carrying values may not be recoverable from future cash flows. No impairments were recorded in 2022, 2021 or 2020. Current accounting guidance provides entities an option of performing a qualitative assessment (a "step-zero" test) before performing a quantitative analysis. If the entity determines, on the basis of certain qualitative factors, that it is more-likely-than-not that the intangibles (goodwill and certain trademarks) are not impaired, the entity would not need to proceed to the two step impairment testing process (quantitative analysis) as prescribed in the guidance. During fourth quarter 2022 (and fourth quarters 2021 and 2020), the Company performed a “step zero” test of its goodwill and certain trademarks, and concluded that there was no impairment based on this guidance. For the fair value assessment of certain trademarks where the “step-zero” analysis was not considered appropriate, impairment testing was performed in fourth quarter 2022 (and fourth quarters 2021 and 2020) using discounted cash flows and estimated royalty rates. For these trademarks, holding all other assumptions constant at the test date, a 100 basis point increase in the discount rate or a 100 basis point decrease in the royalty rate would reduce the fair value of these trademarks by approximately 13% and 10%, respectively. Individually, a 100 basis point increase in the discount rate or a 100 basis point decrease in the royalty rate would not result in a potential impairment as of December 31, 2022.

Earnings from operations were $110,755 in 2022 compared to $67,133 in 2021, an increase of $43,622. Earnings from operations include $(17,263) and $14,208 in certain deferred compensation (credits) expense in 2022 and 2021, respectively, which are discussed above. Adjusting for these deferred compensation expenses, adjusted earnings from operations increased from $81,341 in 2021 to $93,492 in 2022, an increase of $12,151 or 14.9%. The above discussed increase in net product sales was the principal driver of higher operating earnings in 2022 compared to 2021. Although higher 2022 sales contributed to improved operating earnings compared to the corresponding prior year periods, higher input costs mitigated much of the benefits of increased sales.

Management believes the comparisons presented in the preceding paragraphs, after adjusting for changes in deferred compensation, are more reflective of the underlying operations of the Company.

Other income (expense), net was $(12,614) in 2022 compared to $18,596 in 2021, a decrease of $31,210. Other income, net principally reflects $(17,263) and $14,207 of aggregate net (losses) gains and investment income on trading securities in 2022 and 2021, respectively. These trading securities provide an economic hedge of the Company’s deferred compensation liabilities; and the related net (losses) gains and investment income were offset by a like amount of (credit) expense in aggregate product cost of goods sold and selling, marketing, and administrative expenses in the respective years as discussed above. Other income (expense), net includes investment income on available for sale securities of $2,641 and $2,740 in 2022 and 2021, respectively. Other income, net also includes foreign exchange gains of $1,307 and $667 in 2022 and 2021, respectively.

The Company’s effective income tax rates were 21.2% and 25.7% in fourth quarter 2022 and 2021, respectively, and 22.7% and 23.8% in twelve months 2022 and 2021, respectively The decrease in the effective tax rates in 2022 generally reflects lower rates for state and international income tax provisions. A reconciliation of the differences between the U.S. statutory rate and these effective tax rates is provided in Note 4 of the Company’s Notes to Consolidated Financial Statements.

The Company has provided a full valuation allowance on its Spanish subsidiaries’ tax loss carry-forward benefits of $4,497 and $4,376 as of December 31, 2022 and 2021, respectively, because the Company has concluded that it is not more-likely-than-not that these losses will be utilized before their expiration dates. The Spanish subsidiary has a history of net operating losses and it is not known when and if they will generate taxable income in the future.

U.S. tax reform (US Tax Cuts and Jobs Act enacted in December 2017) changed the United States approach to the taxation of foreign earnings to a territorial system by providing a one hundred percent dividends received deduction for certain qualified dividends received from foreign subsidiaries. These provisions of U.S. tax reform significantly impact the accounting for the undistributed earnings of foreign subsidiaries. The tax costs associated with a future distribution, including foreign withholding taxes, are not material to the Company’s financial statements. After carefully considering these facts, the Company determined that it would not be asserting permanent reinvestment of all of its foreign subsidiaries earnings as of December 31, 2017, and the Company continued to take this position as of December 31, 2022.

Net earnings were $75,937 in 2022 compared to $65,326 in 2021, and net earnings per share were $1.10 and $0.94 in 2022 and 2021, respectively, an increase of $0.16 per share or 17.0%. Earnings per share in 2022 benefited from the reduction in average shares outstanding resulting from purchases of the Company’s common stock in the open market by the Company. Average shares outstanding decreased from 69,438 in 2021 to 68,829 in 2022 which reflects share repurchases of $31,910 during 2022.

Fourth quarter 2022 and 2021 net earnings attributable to Tootsie Roll Industries, Inc. were $25,344 and $20,032, respectively, and net earnings per share were $0.37 and $0.29, respectively, an increase of $0.08 per share or 27.6%. The improvement in fourth quarter 2022 margins and net earnings reflects the cumulative benefits of this higher price realization and higher sales as discussed above.

Beginning in 2012, the Company has received periodic notices from the Bakery and Confectionery Union and Industry International Pension Fund (Plan), a multi-employer defined benefit pension plan for certain Company union employees, that the Plan’s actuary certified the Plan to be in “critical status”, as defined by the Pension Protection Act (PPA) and the Pension Benefit Guaranty Corporation (PBGC); and that a plan of rehabilitation was adopted by the trustees of the Plan in 2012. The Plan’s status was changed to “critical and declining status”, as defined by the PPA and PBGC, for the plan year beginning January 1, 2015, and the Plan was projected to have an accumulated funding deficiency for the 2017 through 2024 plan years. A designation of “critical and declining status” implies that the Plan is expected to become insolvent in the next 20 years. The Company has continued to receive annual notices each year (2016 to 2022) that this Plan remains in “critical and declining status” and is projected to become insolvent within the next 20 years. These notices have also advised that the Plan trustees were considering the reduction or elimination of certain retirement benefits and may seek assistance from the PBGC. Plans in “critical and declining status” may elect to suspend (temporarily or permanently) some benefits payable to all categories of participants, including retired participants, except retirees that are disabled or over the age of 80. Suspensions must be equally distributed and cannot drop below 110% of what would otherwise be guaranteed by the PBGC.

Based on these updated notices, the Plan’s funded percentage (plan investment assets as a percentage of plan liabilities), as defined, were 48.5%, 48.3%, and 50.4% as of the most recent valuation dates available, January 1, 2021, 2020, and 2019, respectively (these valuation dates are as of the beginning of each Plan year). The Plan has recently advised that the all Plan information discussed herein, including the Company’s withdrawal liability, is the most current available information, and that more current information should be available in second quarter 2023. These funded percentages are based on actuarial values, as defined, and do not reflect the actual market value of Plan investments as of these dates. If the market value of investments had been used as of January 1, 2021 the funded percentage would be 52.8% (not 48.5%). As of the January 1, 2021 valuation date (most recent valuation available), 15% of Plan participants were current active employees, 54% were retired or separated from service and receiving benefits, and 31% were retired or separated from service and entitled to future benefits. The number of current active employee Plan participants as of January 1, 2021 fell 6% from the previous year and 22% over the past three years. When compared to the Plan valuation date of January 1, 2011 (just prior to the Plan being certified to be in “critical status”), current active employee participants have declined 52%, whereas participants who were retired or separated from service and receiving benefits increased 3% and participants who were retired or separated from service and entitled to future benefits increased 10%.

The Company has been advised that its withdrawal liability would have been $104,300, $99,300 and $99,800 if it had withdrawn from the Plan during 2021, 2020 and 2019, respectively. As discussed above, the Plan has advised the Company that more current information, including an update on the Company’s withdrawal, should be available in second quarter 2023. The Company’s relative share of the Plan’s contribution base, driven by employer withdrawals, has increased for the last several years, and management believes that this trend, could continue indefinitely which will continue to add upward pressure on the Company’s withdrawal liability. Based on the above, including the Company’s increase in such union labor hours to meet its higher 2022 demand and the Plan’s projected insolvency in the next 20 years, management believes that the Company’s withdrawal liability could increase further in future years.

Based on the Company’s most recent actuarial estimates using the information provided by the Plan with respect to the 2021 withdrawal liability and certain provisions in ERISA and laws relating to withdrawal liability payments, management believes that the Company’s liability had the Company withdrawn in 2022 would likely be limited to twenty annual payments of $2,714 which have a present value in the range of $31,851 to $43,741 depending on the interest rate used to discount these payments. While the Company’s actuarial consultant did not believe that the Plan will suffer a future mass withdrawal (as defined) of participating employers, in the event of a mass withdrawal, the Company’s annual withdrawal payments would theoretically be payable in perpetuity. Based on the same actuarial estimates, the present value of such perpetuities had a mass withdrawal occurred in 2022 is in the range of $44,472 to $115,808 and would apply in the unlikely event that substantially all employers withdraw from the Plan. The aforementioned is based on a range of valuations and interest rates which the Company’s actuary has advised is provided under the statute. Should the Company actually withdraw from the Plan at a future date, a withdrawal liability, which could be higher than the above discussed amounts, could be payable to the Plan.

The Company and the union are currently in labor contract negotiations following the expiration of the existing agreement in September 2022. The parties are continuing to operate under extensions of the expired labor agreement which requires the Company’s continued participation in this Plan. The amended rehabilitation plan, which also continues, requires that employer contributions include 5% compounded annual surcharge increases each year beginning in 2012 as well as certain plan benefit reductions. The Company’s pension expense for this Plan for 2022, 2021 and 2020 was $3,510, $3,156 and $2,866, respectively. The aforementioned expense includes surcharges of $1,237, $1,112 and $1,010 in 2022, 2021 and 2020, respectively, as required under the amended rehabilitation plan.

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

The Plan advised the Company that it will be applying for benefits available to financial troubled plans under the American Rescue Plan Act of 2021. Company management understands that this legislation would provide financial assistance from the PBGC to shore up financially distressed multi-employer plans to ensure that they can remain solvent and continue to pay benefits to retirees through 2051 without any reduction in retiree benefits. The PBGC final ruling lifts certain investment restrictions imposed by the interim rule and now allows for a split interest rate structure between existing assets and assets acquired with PBGC assistance that should substantially increase the amount of financial assistance available to the Plan.  While the Plan’s future solvency will depend significantly on future investment experience and contribution levels even if financial assistance is awarded, many plans previously projected to go insolvent prior to 2051 are now projected to go insolvent closer to, or even beyond 2051, as a result of the final rule. The Company’s actuary advised that the regulations under the aforementioned PBGC financial assistance could result in a higher withdrawal liability even with PBGC financial assistance. The Company is currently unable to determine the ultimate outcome of the above discussed multi-employer union pension matter and therefore is unable to determine the effects on its consolidated financial statements, but the ultimate outcome could be material to its consolidated results of operations or cash flows in one or more future periods. See also Note 7 of the Company’s Note to Consolidated Financial Statements on Form 10-K for the year ended December 31, 2022.

As discussed in the Risk Factors section above, the Company’s union contract at its Chicago manufacturing and distribution center is expired in September 2022, and the pre-existing contract continues to be extended on a month-to-month basis while negotiations continue. Company management believes that progress in these negotiations is continuing and we are cautiously optimistic that a new contract will be concluded in the first half of 2023. Nonetheless, as outlined in the Risk Factors above, a work stoppage, slow-down, disruption or strike could develop if the parties are not successful in these negotiations which could have a material effect on the Company’s sales and profits.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities were $72,051, $85,298 and $74,710 in 2022, 2021 and 2020, respectively. The $13,247 decrease in cash flows from operating activities from 2021 to 2022 primarily reflects increases in inventories due to higher production, as well as an acceleration of the 2023 production plan, to meet demand and higher unit costs for materials, offset by increases in net earnings and accounts receivable due to increased sales. The $10,588 increase in cash flows from operating activities from 2020 to 2021 primarily reflects increases in net earnings as a result of higher sales revenue and higher price realization as discussed above.

The Company manages and controls a VEBA trust, to fund the estimated future costs of certain union employee health, welfare and other benefits. A contribution of $5,000 was made to this trust in 2022; no contribution was made to the trust during 2020 or 2021. The Company uses these funds to pay the actual cost of such benefits over each union contract period. At December 31, 2022 and 2021, the VEBA trust held $3,879 and $3,941, respectively, of aggregate cash and cash equivalents, which the Company will use to pay certain union employee benefits through part or all of 2023. This asset value is included in prepaid expenses in the Company’s Consolidated Statement of Financial Position and is categorized as Level 1 within the fair value hierarchy.

Cash flows from investing activities reflect capital expenditures of $23,356, $31,426, and $17,970 in 2022, 2021 and 2020, respectively. The decrease amounts from 2021 to 2022 principally reflects the timing of expenditures relating to plant manufacturing capital projects, primarily for the rehabilitation upgrade and expansion of one of its manufacturing plants in the U.S.A. The Company spent approximately $5,000, $15,000, $6,000 and $2,000 in 2022, 2021, 2020 and 2019, respectively, for this plant rehabilitation upgrade and expansion and expects additional cash outlays for this project to approximate $3,000 in 2023. The Company is currently exploring plant expansions, including additional, and replacement of, certain processing and packaging lines at certain locations, to better meet its higher level of demand for certain products on a more timely and cost effective basis. The Company is currently studying this area and does not as yet have the estimated costs for this expansion but believes that this will take place over the next three years. However, the Company is planning on an additional $12,000 of capital expenditures in 2023 for the first phase of this planned expansion. All capital expenditures have been and are expected to be funded from the Company’s cash flow from operations and internal sources including available for sale securities.

Other than the bank loans and the related restricted cash of the Company’s Spanish subsidiary which are discussed in Note 1 of the Company’s Notes to Consolidated Financial Statements, the Company had no bank borrowings or repayments in 2020, 2021, or 2022, and had no outstanding bank borrowings as of December 31, 2021 or 2022. Nonetheless, the Company would consider bank borrowing or other financing in the event that a business acquisition is completed.

Financing activities include Company common stock purchases and retirements of $31,910, $30,184, and $32,055 in 2022, 2021 and 2020, respectively. Cash dividends of $24,629, $24,136, and $23,810 were paid in 2022, 2021 and 2020, respectively.

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

Provisions for bad debts are recorded as selling, marketing and administrative expenses. Write-offs of bad debts did not exceed 0.1% of net product sales in each of 2022, 2021 and 2020, and accordingly, have not been significant to the Company’s financial position or results of operations.

Intangible assets

The Company’s intangible assets consist primarily of goodwill and acquired trademarks. In accordance with accounting guidance, goodwill and other indefinite-lived assets, trademarks, are not amortized, but are instead subjected to annual testing for impairment unless certain triggering events or circumstances are noted. The Company performs its annual impairment review and assessment as of December 31. All trademarks have been assessed by management to have indefinite lives because they are expected to generate cash flows indefinitely. The Company reviews and assesses certain trademarks (non-amortizable intangible assets) for impairment by comparing the fair value of each trademark with its carrying value. Current accounting guidance provides entities an option of performing a qualitative assessment (a "step-zero" test) before performing a quantitative analysis. If the entity determines, on the basis of certain qualitative factors, that it is more-likely-than-not that the intangibles (goodwill and certain trademarks) are not impaired, the entity would not need to proceed to the two step impairment testing process (quantitative analysis) as prescribed in the guidance. During fourth quarter 2022, the Company performed a “step zero” test of its goodwill and certain trademarks, and concluded that there was no impairment based on this guidance.

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

Customer incentive programs, advertising and marketing

Advertising and marketing costs are recorded in the period to which such costs relate. The Company does not defer the recognition of any amounts on its consolidated balance sheet with respect to such costs. Customer incentives and other trade promotional program costs and consumer coupon (price reduction) incentives are recorded in accordance with ASU 606 at the time of the Company’s sale based upon incentive program terms and historical utilization statistics, which are generally consistent from year to year. The liabilities associated with these programs are reviewed quarterly and adjusted if utilization rates differ from management’s original estimates. Such adjustments have not historically been material to the Company’s operating results.

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

Valuation of investments

Investments primarily comprise high quality corporate bonds which are held to maturity, generally approximately three to five years. The Company uses a “ladder” approach to its maturities so that approximately 20% to 35% of the portfolio matures each year with the objective of achieving higher yields with minimum interest rate risk. The Company also invests in variable rate demand notes (generally long term bonds where interest rates are reset weekly, and provide a weekly “put” which allows the holder to also sell each week with no loss in principal). All investments are reviewed for impairment at each reporting period by comparing the carrying value or amortized cost to the fair market value. In the event that the Company determines that an investment security’s fair value is permanently impaired, the Company will record the amount of the impairment attributable to credit factors in earnings as credit loss expense or, as applicable, a reversal of that expense, with the amount attributable to non-credit factors in other comprehensive income, net of applicable taxes. The Company’s investment policy, which guides investment decisions, is focused on high quality investments which mitigates the risk of impairment. The Company does not invest in Level 3 securities, as defined, but may utilize third-party professional valuation firms as necessary to assist in the determination of the value of investments that utilize Level 3 inputs (as defined by guidance) should any of its investments be downgraded to Level 3.

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

The Company’s ability to forecast the direction and scope of changes to its major input costs is impacted by significant potential volatility in crude oil and energy, sugar, corn, edible oils, cocoa and cocoa powder, and dairy products markets. The prices of these commodities are influenced by changes in global demand, changes in weather and crop yields, including the effects of climate change, changes in import tariffs and governments’ farm policies, including mandates for ethanol and bio-fuels, environmental matters, fluctuations in the U.S. dollar relative to dollar-denominated commodities in world markets, and in some cases, geo-political and military conflict risks. The Company believes that its competitors face the same or similar challenges.

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

The potential change in fair value of commodity and foreign currency derivative instruments held by the Company at December 31, 2022, assuming a 10% change in the underlying contract price, was $745. The analysis only includes commodity and foreign currency derivative instruments and, therefore, does not consider the offsetting effect of changes in the price of the underlying commodity or foreign currency. This amount is not significant compared with the net earnings and shareholders’ equity of the Company.

Interest rates

Interest rate risks primarily relate to the Company’s investments in marketable securities with maturity dates of generally up to three years.

The majority of the Company’s investments, which are classified as available for sale, have been held until their maturity which is generally approximately three to five years, and approximately 20% to 35% of this investment portfolio matures each year. This “ladder” approach to investing limits the Company’s exposure to interest rate fluctuations. The Company also invests in variable rate demand notes which have interest rates that are reset weekly and can be “put back” and sold each week through a remarketing agent, generally a large financial broker, which also substantially eliminates the

Company’s exposure to interest rate fluctuations on the principal invested. The accompanying chart summarizes the maturities of the Company’s investments in debt securities at December 31, 2022.

Less than 1 year	$96,128
1 – 2 years	90,550
2 – 3 years	47,182
3 – 4 years	38,588
Total	$272,448

The Company’s outstanding debt at December 31, 2022 and 2021 was $7,500 in an industrial revenue bond in which interest rates reset each week based on the current market rate. Therefore, the Company does not believe that it has significant interest rate risk with respect to its interest bearing debt.

Investment in marketable securities

As stated above, the Company invests primarily in marketable securities which mature in three to five years and in variable rate demand notes (VRDNs). The VRDNs have weekly “puts” which are collateralized by bank letters of credit or other assets, and interest rates are reset weekly. Except for VRDN’s, the Company’s marketable securities are held to maturity with maturities generally not exceeding approximately three to five years. The Company utilizes professional money managers and maintains investment policy guidelines which emphasize high quality and liquidity in order to minimize the potential loss exposures that could result in the event of higher interest rates, a default or other adverse event. The Company continues to monitor these investments and markets, as well as its investment policies, however, the financial markets could experience unanticipated or unprecedented events and future outcomes may be less predictable than in the past.

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

From time to time, the Company may use foreign exchange forward contracts and derivative instruments to mitigate its exposure to foreign exchange risks, as well as those related to firm commitments to purchase equipment from foreign vendors. See Note 10 of the Company’s Notes to Consolidated Financial Statements for outstanding foreign exchange forward contracts as of December 31, 2022.

ITEM 7A.           Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included under the caption “Market Risk” in Item 7 above.

See also Note 1 of the Notes to Consolidated Financial Statements.

ITEM 8.               Financial Statements and Supplementary Data.

Management’s Report on Internal Control Over Financial Reporting

The management of Tootsie Roll Industries, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 (SEC) Rule 13a-15(f). Company management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 as required by SEC Rule 13a-15(c). In making this assessment, the Company used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on the Company’s evaluation under the COSO criteria, Company management concluded that its internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by Grant Thornton LLP (PCAOB ID: 248), an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Tootsie Roll Industries, Inc.

Opinions on the financial statements and internal control over financial reporting

We have audited the accompanying consolidated financial position of Tootsie Roll Industries, Inc. (a Virginia corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of comprehensive earnings, earnings and retained earnings, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule(s) included under Item 15(a) (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

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

Trademark Impairment Assessment

As described in Note 1 and Note 12 to the consolidated financial statements, the Company’s consolidated trademark balance was $175 million at December 31, 2022 which is allocated to the Company’s brands that were purchased. Indefinite-lived trademarks are tested for impairment at least annually. For several trademarks, a
Step 0 approach is used to test for impairment based on relevant qualitative factors, as outlined within Accounting Standards Codifications (ASC) 350-20 and 350-30. For the fair value assessment of certain other trademarks where a Step 0 analysis was not considered appropriate, Step 1 impairment testing is performed annually using discounted cash flows, derived from projected revenue, operating margins and estimated discount rates. The determination of the fair value of the trademarks subjected to a Step 1 impairment test requires management to make significant estimates and assumptions related to forecasts of future revenues, operating margins and discount rates. As disclosed by management, changes in these assumptions could have a significant impact on either the fair value of the trademark, the amount of any trademark impairment charge, or both.

We identified the Step 1 trademark impairment assessment as a critical audit matter, as auditing management’s judgements regarding forecasts of future revenue, operating margin and discount rate involves a high degree of subjectivity.

Our audit procedures related to the Trademark Impairment Assessment included the following, among others:

●	Testing the operating effectiveness of controls relating to management’s impairment tests, including controls over the determination of the fair value of these specific trademarks. Through these tests, we evaluated management’s review controls over the financial projections, including reperformance and approval of the reasonableness of the key assumptions and inputs to the analysis, such as discount rates, growth rates, and key performance indicators such as sales forecast and operating margins.

●	Testing management’s process for determining the fair value of the trademarks. We considered whether such assumptions were consistent with historical forecasts and operating results for the Company, as well as evidence obtained in other areas of the audit. Additionally, a sensitivity analysis was performed using a Capital Asset Pricing Model in order to evaluate whether the assumptions used in management’s model fell within reasonable ranges based on third-party industry market data.

●	Utilizing a valuation specialist to assist in evaluating the reasonableness of and testing the methodology used in the Company’s discounted cash flow model for the trademarks and certain significant assumptions, including the discount rate.

We have served as the Company’s auditor since 2018.

Chicago, Illinois

March 1, 2023

CONSOLIDATED STATEMENTS OF

Earnings and Retained Earnings

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES	(in thousands except per share data)

	For the year ended December 31,
	2022	2021	2020
Net product sales	$681,440	$566,043	$467,427
Rental and royalty revenue	5,530	4,733	3,636
Total revenue	686,970	570,776	471,063
Product cost of goods sold	452,552	370,105	299,710
Rental and royalty cost	1,687	1,430	992
Total costs	454,239	371,535	300,702
Product gross margin	228,888	195,938	167,717
Rental and royalty gross margin	3,843	3,303	2,644
Total gross margin	232,731	199,241	170,361
Selling, marketing and administrative expenses	121,976	132,108	112,117
Earnings from operations	110,755	67,133	58,244
Other income (expense), net	(12,614)	18,596	18,018
Earnings before income taxes	98,141	85,729	76,262
Provision for income taxes	22,249	20,421	17,288
Net earnings	75,892	65,308	58,974
Less: net earnings (loss) attributable to noncontrolling interests	(45)	(18)	(21)
Net earnings attributable to Tootsie Roll Industries, Inc.	$75,937	$65,326	$58,995

Net earnings attributable to Tootsie Roll Industries, Inc. per share	$1.10	$0.94	$0.84
Average number of shares outstanding	68,829	69,438	70,488

Retained earnings at beginning of period	$39,545	$32,312	$40,809
Net earnings attributable to Tootsie Roll Industries, Inc.	75,937	65,326	58,995
Cash dividends	(24,571)	(24,061)	(23,739)
Stock dividends	(42,635)	(34,032)	(43,753)
Retained earnings at end of period	$48,276	$39,545	$32,312

(The accompanying notes are an integral part of these statements.)

CONSOLIDATED STATEMENTS OF

Comprehensive Earnings

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES	(in thousands)

	For the year ended December 31,
	2022	2021	2020
Net earnings	$75,892	$65,308	$58,974

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	1,087	(301)	(1,213)

Pension and postretirement reclassification adjustments:
Unrealized gains (losses) for the period on postretirement and pension benefits	3,338	448	467
Less: reclassification adjustment for (gains) losses to net earnings	(826)	(1,405)	(1,349)
Unrealized gains (losses) on postretirement and pension benefits	2,512	(957)	(882)

Investments:
Unrealized gains (losses) for the period on investments	(9,909)	(4,227)	1,463
Less: reclassification adjustment for (gains) losses to net earnings	(16)	(96)	—
Unrealized gains (losses) on investments	(9,925)	(4,323)	1,463

Derivatives:
Unrealized gains (losses) for the period on derivatives	(251)	1,423	1,259
Less: reclassification adjustment for (gains) losses to net earnings	(570)	(2,593)	325
Unrealized gains (losses) on derivatives	(821)	(1,170)	1,584

Total other comprehensive income (loss), before tax	(7,147)	(6,751)	952
Income tax benefit (expense) related to items of other comprehensive income	1,991	1,553	(522)
Total comprehensive earnings	70,736	60,110	59,404
Comprehensive earnings (loss) attributable to noncontrolling interests	(45)	(18)	(21)
Total comprehensive earnings attributable to Tootsie Roll Industries, Inc.	$70,781	$60,128	$59,425

(The accompanying notes are an integral part of these statements.)

CONSOLIDATED STATEMENTS OF
Financial Position
TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES	(in thousands)

Assets

	December 31,
	2022	2021
CURRENT ASSETS:
Cash and cash equivalents	$53,270	$105,840
Restricted cash	365	386
Investments	96,128	39,968
Accounts receivable trade, less allowances of $2,335 and $2,281	58,556	54,921
Other receivables	4,299	3,920
Inventories:
Finished goods and work-in-process	43,595	31,431
Raw materials and supplies	40,671	24,074
Prepaid expenses	12,144	7,761
Total current assets	309,028	268,301
PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	21,715	21,704
Buildings	142,462	130,158
Machinery and equipment	467,977	446,777
Construction in progress	4,325	15,344
Operating lease right-of-use assets	4,703	7,419
	641,182	621,402
Less — accumulated depreciation	429,139	412,496
Net property, plant and equipment	212,043	208,906
OTHER ASSETS:
Goodwill	73,237	73,237
Trademarks	175,024	175,024
Investments	247,528	291,175
Prepaid expenses and other assets	465	603
Deferred income taxes	1,454	1,372
Total other assets	497,708	541,411
Total assets	$1,018,779	$1,018,618

(The accompanying notes are an integral part of these statements.)

(in thousands except per share data)

Liabilities and Shareholders’ Equity

	December 31,
	2022	2021
CURRENT LIABILITIES:
Accounts payable	$25,246	$14,969
Bank loans	1,051	939
Dividends payable	6,154	6,042
Accrued liabilities	54,444	53,896
Postretirement health care benefits	658	616
Operating lease liabilities	791	1,072
Income taxes payable	1,790	2,434
Total current liabilities	90,134	79,968
NONCURRENT LIABILITIES:
Deferred income taxes	45,005	45,461
Postretirement health care benefits	9,303	12,619
Industrial development bonds	7,500	7,500
Liability for uncertain tax positions	3,747	3,415
Operating lease liabilities	3,952	6,347
Deferred compensation and other liabilities	76,256	94,511
Total noncurrent liabilities	145,763	169,853
TOOTSIE ROLL INDUSTRIES, INC. SHAREHOLDERS’ EQUITY:
Common stock, $.69-4/9 par value — 120,000 shares authorized — 39,721 and 39,344, respectively, issued	27,584	27,322
Class B common stock, $.69-4/9 par value — 40,000 shares authorized — 28,607 and 27,793, respectively, issued	19,866	19,300
Capital in excess of par value	719,606	709,880
Retained earnings	48,276	39,545
Accumulated other comprehensive loss	(30,169)	(25,013)
Treasury stock (at cost) — 99 shares and 96 shares, respectively	(1,992)	(1,992)
Total Tootsie Roll Industries, Inc. shareholders’ equity	783,171	769,042
Noncontrolling interests	(289)	(245)
Total equity	782,882	768,797
Total liabilities and shareholders' equity	$1,018,779	$1,018,618

(The accompanying notes are an integral part of these statements.)

CONSOLIDATED STATEMENTS OF
Cash Flows
TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES	(in thousands)

	For the year ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$75,892	$65,308	$58,974
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	17,668	17,570	18,184
Deferred income taxes	1,535	(1,263)	(279)
Amortization of marketable security premiums	5,531	3,837	1,404
Changes in operating assets and liabilities:
Accounts receivable	(3,073)	(14,130)	3,483
Other receivables	(1,020)	(706)	636
Inventories	(28,415)	3,940	(770)
Prepaid expenses and other assets	49	2,622	2,961
Accounts payable and accrued liabilities	10,329	10,010	3,849
Income taxes payable	(4,565)	(1,296)	3,012
Postretirement health care benefits	(804)	(1,281)	(1,041)
Deferred compensation and other liabilities	(1,076)	687	(15,703)
Net cash provided by operating activities	72,051	85,298	74,710
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(23,356)	(31,426)	(17,970)
Repayment of premiums on split dollar life insurance policies	—	2,514	23,527
Purchases of trading securities	(1,543)	(2,668)	(3,183)
Sales of trading securities	2,806	968	18,058
Purchase of available for sale securities	(96,114)	(108,576)	(109,816)
Sale and maturity of available for sale securities	49,618	47,289	98,885
Net cash (used in) provided by investing activities	(68,589)	(91,899)	9,501
CASH FLOWS FROM FINANCING ACTIVITIES:
Shares purchased and retired	(31,910)	(30,184)	(32,055)
Dividends paid in cash	(24,629)	(24,136)	(23,810)
Proceeds from bank loans	3,989	3,792	3,902
Repayment of bank loans	(3,850)	(3,618)	(3,883)
Net cash used in financing activities	(56,400)	(54,146)	(55,846)
Effect of exchange rate changes on cash	347	(283)	(449)
Increase (decrease) in cash and cash equivalents	(52,591)	(61,030)	27,916
Cash, cash equivalents and restricted cash at beginning of year	106,226	167,256	139,340
Cash, cash equivalents and restricted cash at end of year	$53,635	$106,226	$167,256

Supplemental cash flow information:
Income taxes paid	$23,884	$22,855	$14,503
Interest paid	$78	$6	$57
Stock dividend issued	$70,242	$64,667	$63,402

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

Revenue recognition:

The Company’s revenues, primarily net product sales, principally result from the sale of goods, reflect the consideration to which the Company expects to be entitled, generally based on customer purchase orders. The Company records revenue based on a five-step model in accordance with Accounting Standards Codification ("ASC") Topic 606. Adjustments for estimated customer cash discounts upon payment, discounts for price adjustments, product returns, allowances, and certain advertising and promotional costs, including consumer coupons, are variable consideration and are recorded as a reduction of product sales revenue in the same period the related product sales are recorded. Such estimates are calculated using historical averages adjusted for any expected changes due to current business conditions and experience. A net product sale is recorded when the Company delivers the product to the customer, or in certain instances, the customer picks up the goods at the Company’s distribution centers, and thereby obtains control of such product. Amounts billed and due from our customers are classified as accounts receivables trade on the balance sheet and require payment on a short-term basis. Accounts receivable are unsecured. Shipping and handling costs of $67,342, $55,289, and $42,593 in 2022, 2021 and 2020, respectively, are included in selling, marketing and administrative expenses. A minor amount of royalty income (less than 0.1% of our consolidated net sales) is also recognized from sales-based licensing arrangements, pursuant to which revenue is recognized as the third-party licensee sales occur. Rental income (less than 1% of our consolidated net sales) is not considered revenue from contracts from customers.

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

Cash and cash equivalents:

The Company considers short-term debt securities with an original maturity of three months or less to be cash equivalents. Substantially all cash and cash equivalents are held at a major U.S. money center bank or its foreign branches (Bank of America), or its investment broker affiliate (Merrill Lynch). The Company also holds certificates of deposit (CDs)

of U.S. banks selected by this investment broker based on their financial ratings; substantially all such CDs are invested in separate individual banks which are generally not in excess of the Federal Deposit Insurance Corporation (FDIC) limit of $250 per bank. The cash in the Company's U.S. banks (primarily Bank of America) is not fully insured by the FDIC due to the statutory limit of $250. The Company had approximately $5,191 and $4,577 of cash held by it is foreign subsidiaries, principally foreign branches of a U.S. bank (Bank of America), at December 31, 2022 and 2021, respectively. The Company's cash in its foreign bank accounts is also not fully insured.

Investments:

Investments consist of various marketable securities principally corporate bonds, with maturities of generally from three to five years, and variable rate demand notes with interest rates that are generally reset weekly and the security can be “put” back and sold weekly. The Company classifies debt and equity securities as either available for sale or trading. Available for sale debt securities are not actively traded by the Company and are carried at fair value. The Company follows current fair value measurement guidance and unrealized gains and losses on these securities are excluded from earnings and are reported as a separate component of shareholders’ equity, net of applicable taxes, until realized or impaired. Trading securities related to deferred compensation arrangements are carried at fair value with gains or losses included in other income, net. The Company invests in trading securities to economically hedge changes in its deferred compensation liabilities.

The Company regularly reviews its investments to determine whether fair value is less than carrying value and, when necessary, makes qualitative assessments considering impairment indicators to evaluate whether investments are impaired. If impaired, the cost basis of the security is written down to fair value. Further information regarding the fair value of the Company’s investments is included in Note 9 of the Company’s Notes to Consolidated Financial Statements.

Derivative instruments and hedging activities:

From time to time, the Company enters into commodity futures and foreign currency forward contracts. Commodity futures are intended and are effective as hedges of market price risks associated with the anticipated purchase of certain raw materials (primarily sugar). Foreign currency forward contracts are intended and are effective as hedges of the Company’s exposure to the variability of cash flows, primarily related to the foreign exchange rate changes of products manufactured in Canada and sold in the United States, and periodic equipment purchases from foreign suppliers denominated in a foreign currency. The Company does not engage in trading or other speculative use of derivative instruments. Further information regarding derivative instruments and hedging activities is included in Note 10 of the Company’s Notes to Consolidated Financial Statements.

Inventories:

Inventories are stated at lower of cost or net realizable value. The cost of substantially all of the Company’s inventories ($77,083 and $51,355 at December 31, 2022 and 2021, respectively) has been determined by the last-in, first-out (LIFO) method. The excess of current cost over LIFO cost of inventories approximates $34,898 and $21,348 at December 31, 2022 and 2021, respectively. The cost of certain foreign inventories ($7,183 and $4,150 at December 31, 2022 and 2021 respectively) has been determined by the first-in, first-out (FIFO) method. Rebates, discounts and other cash consideration received from vendors related to inventory purchases is reflected as a reduction in the cost of the related inventory item, and is, therefore, reflected in cost of sales when the related inventory item is sold.

Property, plant and equipment:

Depreciation is computed for financial reporting purposes by use of the straight-line method based on useful lives of 20 to 50 years for buildings and 5 to 20 years for machinery and equipment. Depreciation expense was $17,668, $17,570 and $18,184 in 2022, 2021 and 2020, respectively.

Carrying value of long-lived assets:

The Company reviews long-lived assets to determine if there are events or circumstances indicating that the amount of the asset reflected in the Company’s balance sheet may not be recoverable. When such indicators are present, the Company compares the carrying value of the long-lived asset, or asset group, to the future undiscounted cash flows of the underlying assets to determine if impairment exists. If applicable, an impairment charge would be recorded to write down the carrying value to its fair value. The determination of fair value involves the use of estimates of future cash flows that involve considerable management judgment and are based upon assumptions about expected future operating performance. The actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance, and economic conditions. No impairment charges of long-lived assets were recorded by the Company during 2022, 2021 or 2020.

Postretirement health care benefits:

The Company provides certain postretirement health care benefits to a group of “grandfathered” corporate office and management employees. The cost of these postretirement benefits is accrued during the employees’ working careers. See Note 7 of the Company’s Notes to Consolidated Financial Statements for additional information. The Company also provided split dollar life benefits to an executive officer. The Company recorded an asset equal to the cumulative insurance premiums paid that will be recovered upon the death of the covered executive officer or earlier under the terms of the plan. During 2021, the Company received $2,514 of previously paid premiums on these insurance policies which was recorded as a reduction to this asset and has now fully recovered all the premiums under the terms of the plan. No premiums were paid in 2022, 2021 or 2020.

Goodwill and indefinite-lived intangible assets:

In accordance with authoritative guidance, goodwill and intangible assets with indefinite lives are not amortized, but rather reviewed and tested for impairment at least annually unless certain interim triggering events or circumstances require more frequent testing. All trademarks have been assessed by management to have indefinite lives because they are expected to generate cash flows indefinitely. Management believes that all assumptions used for the impairment review and testing are consistent with those utilized by market participants performing similar valuations. No impairments of intangibles, including trademarks and goodwill, were recorded in 2022, 2021 or 2020.

Current accounting guidance provides entities an option of performing a qualitative assessment (a "step-zero" test) before performing a quantitative analysis. If the entity determines, on the basis of certain qualitative factors, that it is more-likely-than-not that the intangibles (goodwill and certain trademarks) are not impaired, the entity would not need to proceed to the two step impairment testing process (quantitative analysis) as prescribed in the guidance. During fourth quarter 2022 and 2021, the Company performed a “step zero” test of its goodwill and certain trademarks, and concluded that there was no impairment based on this guidance. For the fair value assessment of certain trademarks where the “step-zero” analysis was not considered appropriate, impairment testing was performed in fourth quarter 2022 and 2021 using discounted cash flows and estimated royalty rates. For these trademarks, holding all other assumptions constant at the test date in 2022, a 100 basis point increase in the discount rate or a 100 basis point decrease in the royalty rate would reduce the fair value of these trademarks by approximately 13% and 10%, respectively. Individually, a 100 basis point increase in the discount rate or a 100 basis point decrease in the royalty rate would not result in a potential impairment as of December 31, 2022.

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

VEBA trust:

The Company maintains a VEBA trust managed and controlled by the Company, to fund the estimated future costs of certain employee health, welfare and other benefits. The Company made a $5,000 contribution to the VEBA trust in 2022 but no contributions were made to the trust in 2021 or 2020. The Company will continue using the VEBA trust funds to pay the actual cost of such benefits through most or possibly all of 2023. At December 31, 2022 and 2021, the VEBA trust held $3,879 and $3,941, respectively, of aggregate cash and cash equivalents. This asset value is included in prepaid expenses and long-term other assets in the Company’s Consolidated Statement of Financial Position. These assets are categorized as Level 1 within the fair value hierarchy.

Bank loans:

Bank loans consist of short term (less than 120 days) borrowings by the Company’s Spanish subsidiary that are held by international banks. The weighted-average interest rate as of December 31, 2022 and 2021 was 3.1% and 3.1%, respectively.

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

NOTE 2—ACCRUED LIABILITIES:

Accrued liabilities are comprised of the following:

	December 31,
	2022	2021
Compensation	$12,801	$10,865
Other employee benefits	6,893	8,640
Taxes, other than income	4,078	3,574
Advertising and promotions	21,220	22,547
Other	9,452	8,270
	$54,444	$53,896

NOTE 3—INDUSTRIAL DEVELOPMENT BONDS:

Industrial development bonds are due in 2027. The average floating interest rate, which is reset weekly, was 1.3% and 0.7% in 2022 and 2021, respectively. See Note 9 of the Company’s Notes to Consolidated Financial Statements for fair value disclosures.

NOTE 4—INCOME TAXES:

The domestic and foreign components of pretax income are as follows:

	2022	2021	2020
Domestic	$84,286	$77,434	$69,211
Foreign	13,855	8,295	7,051
	$98,141	$85,729	$76,262

The provision for income taxes is comprised of the following:

	2022	2021	2020
Current:
Federal	$13,070	$16,886	$14,831
Foreign	4,110	1,983	1,029
State	2,605	2,822	1,763
	19,785	21,691	17,623
Deferred:
Federal	2,364	(2,069)	(1,006)
Foreign	81	39	1,316
State	19	760	(645)
	2,464	(1,270)	(335)
	$22,249	$20,421	$17,288

Significant components of the Company’s net deferred tax liability at year end were as follows:

	December 31,
	2022	2021
Deferred tax assets:
Accrued customer promotions	$1,269	$2,107
Deferred compensation	17,533	22,311
Postretirement benefits	2,466	3,324
Other accrued expenses	7,744	5,158
Foreign subsidiary tax loss carry forward	4,650	4,497
Outside basis difference in foreign subsidiary	359	365
Capitalized research and development costs	2,049	—
Deductible state tax depreciation	893	736
Tax credit carry forward	2,047	2,517
	39,010	41,015
Valuation allowances	(5,703)	(5,555)
Total deferred tax assets	$33,307	$35,460
Deferred tax liabilities:
Depreciation	$27,153	$23,342
Deductible goodwill and trademarks	37,608	38,255
Accrued export company commissions	4,580	4,615
Employee benefit plans	395	525
Inventory reserves	934	2,532
Prepaid insurance	1,016	965
Unrealized capital gains	(160)	3,874
Deferred foreign exchange gain	119	132
Deferred gain on sale of real estate	5,213	5,309
Total deferred tax liabilities	$76,858	$79,549
Net deferred tax liability	$43,551	$44,089

At December 31, 2022, the Company has benefits related to state tax credit carry-forwards expiring by year as follows: $50 in 2028, $130 in 2029, $212 in 2030, $225 in 2031, $238 in 2032, $211 in 2033, $235 in 2034, $274 in 2035, $235 in 2036 and $237 in 2037. The Company expects that not all the credits will be utilized before their expiration and has provided a valuation allowance for the estimated amounts that will expire. Such valuation allowances were $1,053 and $924 at December 31, 2022 and 2021, respectively.

At December 31, 2022, the amounts of the Company’s Spanish subsidiary loss carry-forwards expiring by year are as follows: $270 in 2026, $57 in 2027, $171 in 2028, $98 in 2029, $296 in 2030, $394 in 2031, $297 in 2032, $120 in 2033, $415 in 2034, $524 in 2035, $761 in 2036, $388 in 2037, $186 in 2038, $151 in 2039 and $369 in 2040. A full valuation allowance has been provided for all of these Spanish loss carry-forwards as the Company expects that the losses will not be utilized before their expiration.

The effective income tax rate differs from the statutory rate as follows:

	2022	2021	2020
U.S. statutory rate	21.0%	21.0%	21.0%
State income taxes, net	2.3	2.4	2.1
Foreign income tax rates	1.0	0.2	1.0
Income tax credits and adjustments	(0.8)	(0.6)	(1.4)
Adjustment of deferred tax balances	(0.7)	0.6	(0.2)
Reserve for uncertain tax benefits	0.3	—	(0.8)
Other, net	(0.4)	0.2	1.0
Effective income tax rate	22.7%	23.8%	22.7%

As a result of the 2017 Tax Cuts and Jobs Act, the Company does not assert permanent reinvestment of its foreign subsidiaries earnings.

At December 31, 2022 and 2021, the Company had unrecognized tax benefits of $3,392 and $3,133, respectively. Included in this balance is $1,734 and $1,547, respectively, of unrecognized tax benefits that, if recognized, would favorably affect the annual effective income tax rate. As of December 31, 2022 and 2021, $355 and $282, respectively, of interest and penalties were included in the liability for uncertain tax positions.

A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows:

	2022	2021	2020
Unrecognized tax benefits at January 1	$3,133	$3,011	$3,678
Increases in tax positions for the current year	393	700	377
Reductions in tax positions for lapse of statute of limitations	(134)	(578)	(501)
Reductions in tax positions for settlements and payments	—	—	(308)
Increases (decreases) in prior period unrecognized tax benefits due to change in judgment	—	—	(235)
Unrecognized tax benefits at December 31	$3,392	$3,133	$3,011

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes on the Consolidated Statements of Earnings and Retained Earnings.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions, primarily Canada and Mexico. The Company generally remains subject to examination by U.S. federal, state and foreign tax authorities for the years 2019 through 2021. With few exceptions, the Company is no longer subject to examinations by tax authorities for the years 2018 and prior.

NOTE 5—SHARE CAPITAL AND CAPITAL IN EXCESS OF PAR VALUE:

							Capital in
			Class B				Excess
	Common Stock		Common Stock		Treasury Stock		of Par
	Shares	Amount	Shares	Amount	Shares	Amount	Value
	(000’s)		(000’s)		(000’s)
Balance at December 31, 2019	38,836	26,969	26,287	18,254	90	(1,992)	696,059
Issuance of 3% stock dividend	1,157	804	787	547	3	—	42,244
Conversion of Class B common shares to common shares	62	43	(62)	(43)	—	—	—
Purchase and retirement of common shares	(982)	(682)	—	—	—	—	(31,373)
Balance at December 31, 2020	39,073	27,134	27,012	18,758	93	(1,992)	706,930
Issuance of 3% stock dividend	1,163	807	810	562	3	—	32,495
Conversion of Class B common shares to common shares	29	20	(29)	(20)	—	—	—
Purchase and retirement of common shares	(921)	(639)	—	—	—	—	(29,545)
Balance at December 31, 2021	39,344	27,322	27,793	19,300	96	(1,992)	709,880
Issuance of 3% stock dividend	1,176	817	833	579	3	—	41,068
Conversion of Class B common shares to common shares	19	13	(19)	(13)	—	—	—
Purchase and retirement of common shares	(818)	(568)	—	—	—	—	(31,342)
Balance at December 31, 2022	39,721	$27,584	28,607	$19,866	99	$(1,992)	$719,606

Average shares outstanding and all per share amounts included in the financial statements and notes thereto have been adjusted retroactively to reflect annual three percent stock dividends.

While the Company does not have a formal or publicly announced Company common stock purchase program, the Company’s board of directors periodically authorizes a dollar amount for such share purchases.

Based upon this policy, shares were purchased and retired as follows:

	Total Number of Shares
Year	Purchased (000’s)	Average Price Paid Per Share
2022	818	$38.98
2021	921	$32.76
2020	982	$32.59

NOTE 6—OTHER INCOME, NET:

Other income, net is comprised of the following:

	2022	2021	2020
Interest and dividend income	$2,641	$2,740	$4,005
Gains (losses) on trading securities relating to deferred compensation plans	(17,263)	14,207	12,519
Interest expense	(104)	(46)	(164)
Foreign exchange gains	1,307	667	534
Capital gains (losses)	121	(286)	(6)
Miscellaneous, net	684	1,314	1,130
	$(12,614)	$18,596	$18,018

NOTE 7—EMPLOYEE BENEFIT PLANS:

Pension plans:

The Company sponsors a defined contribution pension plan covering certain non-union employees with over one year of credited service. The Company’s policy is to fund pension costs accrued based on compensation levels. Total expense for this plan for 2022, 2021 and 2020 approximated $2,682, $3,010 and $2,772, respectively. The Company also maintains certain defined contribution 401K profit sharing and retirement plans. Company contributions in 2022, 2021 and 2020 to these plans were $3,265, $3,201 and $2,766 respectively.

The Company also contributes to a multi-employer defined benefit pension plan for certain of its union employees under a collective bargaining agreement which is as follows:

Plan name: Bakery and Confectionery Union and Industry International Pension Fund (Plan)

Employer Identification Number and plan number: 52-6118572, plan number 001

Funded Status as of the most recent year available: 48.50% funded as of January 1, 2021

The Company’s contributions to such plan: $3,508, $3,118 and $2,850 in 2022, 2021 and 2020, respectively

Plan status: Critical and declining for the plan year beginning January 1, 2022 (most recent date information is available)

Beginning in 2012, the Company has received periodic notices from the Plan, a multi-employer defined benefit pension plan for certain Company union employees, that the Plan’s actuary certified the Plan to be in “critical status”, as defined by the Pension Protection Act (PPA) and the Pension Benefit Guaranty Corporation (PBGC); and that a plan of rehabilitation was adopted by the trustees of the Plan in 2012. Beginning in 2015, the Plan was reclassified to “critical and declining status”, as defined by the PPA and PBGC, for the plan year beginning January 1, 2015. A designation of “critical and declining status” implies that the Plan is expected to become insolvent in the next 20 years. In 2016, the Company received new notices that the Plan’s trustees adopted an updated Rehabilitation Plan effective January 1, 2016, and all annual notices through 2021 have continued to classify the Plan in the “critical and declining status” category.

The Company has been advised that its withdrawal liability would have been $104,300, $99,300 and $99,800 if it had withdrawn from the Plan during 2021, 2020 and 2019 respectively. The Plan will not have updated actuarial and withdrawal liability information until second quarter 2023. Should the Company actually withdraw from the Plan at a future date, a withdrawal liability, which could be higher than the above discussed amounts, could be payable to the Plan.

The amended rehabilitation plan, which continues, requires that employer contributions include 5% compounded annual surcharge increases each year for an unspecified period of time beginning January 2013 (in addition to the 5% interim surcharge initiated in 2012) as well as certain plan benefit reductions. In fourth quarter 2020, the Plan Trustees advised the Company that the surcharges would no longer increase and therefore be “frozen” at the rates and amounts in effect as of December 31, 2020 provided that the local bargaining union and the Company executed a formal consenting agreement by March 31, 2021. During first quarter 2021, the local bargaining union and the Company executed this agreement which resulted in the “freezing” of such surcharges as of December 31, 2020. The Company’s pension expense for this Plan for 2022, 2021 and 2020 was $3,510, $3,156 and $2,866, respectively. The aforementioned expense includes surcharges of $1,237, $1,112 and $1,010 in 2022, 2021 and 2020, respectively, as required under the plan of rehabilitation, as amended.

The Company is currently unable to determine the ultimate outcome of the above discussed matter and therefore is unable to determine the effects on its consolidated financial statements, but the ultimate outcome or the effects of any modifications to the current rehabilitation plan could be material to its consolidated results of operations or cash flows in one or more future periods.

Deferred compensation:

The Company sponsors three deferred compensation plans for selected executives and other employees: (i) the Excess Benefit Plan, which restores retirement benefits lost due to IRS limitations on contributions to tax-qualified plans, (ii) the Supplemental Plan, which allows eligible employees to defer the receipt of eligible compensation until designated future dates and (iii) the Career Achievement Plan, which provides a deferred annual incentive award to selected executives. Participants in these plans earn a return on amounts due them based on several investment options, which mirror returns on underlying investments (primarily mutual funds). The Company economically hedges its obligations under the plans by investing in the actual underlying investments. These investments are classified as trading securities and are carried at fair value. At December 31, 2022 and 2021, these investments totaled $71,208 and $89,736, respectively. All gains and losses and related investment income from these investments, which are recorded in other income, net, are equally offset by corresponding increases and decreases in the Company’s deferred compensation liabilities.

Postretirement health care benefit plans:

The Company maintains a post-retirement health benefits plan for a group of “grandfathered” corporate employees. The plan, as amended in 2013, generally limited future annual cost increases in health benefits to 3%, restricted this benefit to current employees and retirees with long-term service with the Company, and eliminated all post-retirement benefits for future employees effective April 1, 2014. Post-retirement benefits liabilities (as amended) were $9,961 and $13,235 at December 31, 2022 and 2021, respectively.

Amounts recognized in accumulated other comprehensive loss (pre-tax) at December 31, 2022 are as follows:

Prior service credit	$—
Net actuarial gain	(4,452)
Net amount recognized in accumulated other comprehensive loss	$(4,452)

The changes in the accumulated postretirement benefit obligation at December 31, 2022 and 2021 consist of the following:

	December 31,
	2022	2021
Benefit obligation, beginning of year	$13,235	$13,487
Service cost	241	270
Interest cost	336	291
Actuarial (gain)/loss	(3,323)	(326)
Benefits paid	(528)	(487)
Benefit obligation, end of year	$9,961	$13,235

The actuarial (gain) in 2022 is attributable to an increase in the discount rate, resulting in a (gain). The actuarial (gain) in 2021 is attributable to an increase in the discount rate, resulting in a (gain), partially offset by updated mortality projections for the year ended December 31, 2021, resulting in a loss.

Net periodic postretirement benefit cost (income) included the following components:

	2022	2021	2020
Service cost—benefits attributed to service during the period	$241	$270	$288
Interest cost on the accumulated postretirement benefit obligation	336	291	403
Net amortization	(826)	(1,405)	(1,349)
Net periodic postretirement benefit cost (income)	$(249)	$(844)	$(658)

The Company estimates future benefit payments will be $658, $663, $677, $688 and $696 in each year beginning in 2023 through 2027, respectively, and a total of $3,543 in 2028 through 2032.

NOTE 8—SEGMENT AND GEOGRAPHIC INFORMATION:

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

The following geographic data includes net product sales summarized on the basis of the customer location and long-lived assets based on their physical location:

	2022	2021	2020
Net product sales:
United States	$622,817	$514,437	$431,024
Canada, Mexico and Other	58,623	51,606	36,403
	$681,440	$566,043	$467,427
Long-lived assets:
United States	$182,393	$178,936	$155,664
Canada	25,715	27,051	28,765
Mexico and Other	3,935	2,919	2,899
	$212,043	$208,906	$187,328

Sales revenues from Wal-Mart Stores, Inc. aggregated approximately 23.0%, 22.7%, and 23.5% of net product sales during the year ended December 31, 2022, 2021 and 2020, respectively. Sales revenues from Dollar Tree, Inc. (which includes Family Dollar which was acquired by Dollar Tree) aggregated approximately 12.4%, 12.1%, and 11.7% of net product sales during the year ended December 31, 2022, 2021 and 2020, respectively. Some of the aforementioned sales to Wal-Mart and Dollar Tree are sold to McLane Company, a large national grocery wholesaler, which services and delivers certain of the Company’s products to Wal-Mart, Dollar Tree and other retailers in the U.S.A. Net product sales revenues from McLane, which includes these Wal-Mart and Dollar Tree sales as well as sales and deliveries to other Company customers, were 20.4% in 2022 and 21.0% in 2021 and 22.1% in 2020. At December 31, 2022 and 2021, the Company’s three largest customers discussed above accounted for approximately 37% and 36% of total accounts receivable, respectively.

NOTE 9—FAIR VALUE MEASUREMENTS:

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

As of December 31, 2022 and 2021, the Company held certain financial assets that are required to be measured at fair value on a recurring basis. These include derivative hedging instruments related to the foreign currency forward contracts and purchase of certain raw materials, investments in trading securities and available for sale securities. The Company’s available for sale and trading securities principally consist of corporate bonds and variable rate demand notes.

The fair value of the Company’s industrial revenue development bonds at December 31, 2022 and 2021 were valued using Level 2 inputs which approximates the carrying value of $7,500 for both periods. Interest rates on these bonds reset weekly based on current market conditions.

The following tables present information about the Company’s financial assets and liabilities measured at fair value as of December 31, 2022 and 2021, and indicate the fair value hierarchy and the valuation techniques utilized by the Company to determine such fair value:

	Estimated Fair Value December 31, 2022
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and equivalents	$53,270	$53,270	$—	$—
Available for sale securities	272,448	1,889	270,559	—
Foreign currency derivatives	(282)	—	(282)	—
Commodity derivatives	10	10	—	—
Trading securities	71,208	56,049	15,159	—
Total assets measured at fair value	$396,654	$111,218	$285,436	$—

	Estimated Fair Value December 31, 2021
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and equivalents	$105,840	$105,840	$—	$—
Available for sale securities	241,407	1,282	240,125	—
Foreign currency derivatives	426	—	426	—
Commodity derivatives	124	124	—	—
Trading securities	89,736	76,196	13,540	—
Total assets measured at fair value	$437,533	$183,442	$254,091	$—

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

A summary of the aggregate fair value, gross unrealized gains, gross unrealized losses, realized losses and amortized cost basis of the Company’s investment portfolio by major security type is as follows:

	December 31, 2022
	Amortized	Fair	Unrealized
Available for Sale:	Cost	Value	Gains	Losses
Municipal bonds	$41	$40	$—	$(1)
Variable rate demand notes	4,800	4,800	—	—
Corporate bonds	276,148	264,575	—	(11,573)
Government securities	1,924	1,889	—	(35)
Certificates of deposit	1,157	1,144	—	(13)
	$284,070	$272,448	$—	$(11,622)

	December 31, 2021
	Amortized	Fair	Unrealized
Available for Sale:	Cost	Value	Gains	Losses
Municipal bonds	$542	$536	$—	$(6)
Variable rate demand notes	—	—	—	—
Corporate bonds	238,045	236,332	—	(1,713)
Government securities	1,271	1,282	11	—
Certificates of deposit	3,246	3,257	11	—
	$243,104	$241,407	$22	$(1,719)

NOTE 10—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

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

The Company recognizes all derivative instruments as either assets or liabilities at fair value in the Consolidated Statements of Financial Position. Derivative assets are recorded in other receivables and derivative liabilities are recorded in accrued liabilities. The Company uses either hedge accounting or mark-to-market accounting for its derivative instruments. Derivatives that qualify for hedge accounting are designated as cash flow hedges by formally documenting the hedge relationships, including identification of the hedging instruments, the hedged items and other critical terms, as well as the Company’s risk management objectives and strategies for undertaking the hedge transaction. As of December 31, 2022 and 2021, all derivative instruments are accounted for using hedge accounting.

Changes in the fair value of the Company’s cash flow hedges are recorded in accumulated other comprehensive loss, net of tax, and are reclassified to earnings in the periods in which earnings are affected by the hedged item. Substantially all amounts reported in accumulated other comprehensive loss for commodity derivatives are expected to be reclassified to cost of goods sold. Approximately $10 of this accumulated comprehensive gain is expected to be charged to earnings in 2023. Approximately $282 in accumulated other comprehensive loss for foreign currency derivatives is expected to be reclassified to other income, net in 2023.

The following table summarizes the Company’s outstanding derivative contracts and their effects on its Consolidated Statements of Financial Position at December 31, 2022 and 2021:

	December 31, 2022
	Notional
	Amounts	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign currency derivatives	$7,264	$—	$(282)
Commodity derivatives	189	10	—
Total derivatives		$10	$(282)

	December 31, 2021
	Notional
	Amounts	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign currency derivatives	$6,729	$426	$—
Commodity derivatives	6,012	231	(107)
Total derivatives		$657	$(107)

The effects of derivative instruments on the Company’s Consolidated Statement of Earnings, Comprehensive Earnings and Retained Earnings for year ended December 31, 2022 and 2021 are as follows:

	For Year Ended December 31, 2022
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings
Foreign currency derivatives	$(484)	$223	$—
Commodity derivatives	233	347	—
Total	$(251)	$570	$—

	For Year Ended December 31, 2021
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings
Foreign currency derivatives	$93	$445	$—
Commodity derivatives	1,330	2,148	—
Total	$1,423	$2,593	$—

NOTE 11—ACCUMULATED OTHER COMPREHENSIVE LOSS:

The following table sets forth information with respect to accumulated other comprehensive earnings (loss):

						Accumulated
	Foreign		Foreign		Postretirement	Other
	Currency		Currency	Commodity	and Pension	Comprehensive
	Translation	Investments	Derivatives	Derivatives	Benefits	Earnings (Loss)
Balance at December 31, 2020	$(24,581)	$1,992	$589	$713	$1,472	$(19,815)
Other comprehensive earnings (loss) before reclassifications	(301)	(3,205)	70	1,009	332	(2,095)
Reclassifications from accumulated other comprehensive loss	—	(73)	(337)	(1,628)	(1,065)	(3,103)
Other comprehensive earnings (loss) net of tax	(301)	(3,278)	(267)	(619)	(733)	(5,198)
Balance at December 31, 2021	$(24,882)	$(1,286)	$322	$94	$739	$(25,013)
Other comprehensive earnings (loss) before reclassifications	1,087	(7,511)	(368)	177	2,529	(4,086)
Reclassifications from accumulated other comprehensive loss	—	(12)	(169)	(263)	(626)	(1,070)
Other comprehensive earnings (loss) net of tax	1,087	(7,523)	(537)	(86)	1,903	(5,156)
Balance at December 31, 2022	$(23,795)	$(8,809)	$(215)	$8	$2,642	$(30,169)

The amounts reclassified from accumulated other comprehensive income (loss) consisted of the following:

Details about Accumulated Other	Year to Date Ended
Comprehensive Income Components	December 31, 2022	December 31, 2021	Location of (Gain) Loss Recognized in Earnings
Investments	$(16)	$(96)	Other income, net
Foreign currency derivatives	(223)	(445)	Other income, net
Commodity derivatives	(347)	(2,148)	Product cost of goods sold
Postretirement and pension benefits	(826)	(1,405)	Other income, net
Total before tax	(1,412)	(4,094)
Tax expense (benefit)	342	991
Net of tax	$(1,070)	$(3,103)

NOTE 12—GOODWILL AND INTANGIBLE ASSETS:

All of the Company’s intangible indefinite-lived assets are trademarks.

The changes in the carrying amount of trademarks for 2022 and 2021 were as follows:

	2022	2021
Original cost	$193,767	$193,767
Accumulated impairment losses as of January 1	(18,743)	(18,743)
Balance at January 1	$175,024	$175,024
Current year impairment losses	—	—
Balance at December 31	$175,024	$175,024
Accumulated impairment losses as of December 31	$(18,743)	$(18,743)

The fair value of indefinite-lived intangible assets was primarily assessed using the present value of estimated future cash flows and relief-from-royalty method.

The Company has no accumulated impairment losses of goodwill.

NOTE 13—LEASES:

The Company leases certain buildings, land and equipment that are classified as operating leases. These leases have remaining lease terms of up to approximately 19 years.  Operating lease cost totaled $979 and $1,068 for twelve months 2022 and 2021, respectively. Cash paid for operating lease liabilities is substantially the same as operating lease cost and is presented in cash flows from operating activities. As of December 31, 2022 and 2021, operating lease right-of-use assets were $4,703 and $7,419, respectively, and operating lease liabilities were $4,743 and $7,419, respectively. The weighted-average remaining lease term related to these operating leases was 15.9 years and 16.9 years as of December 31, 2022 and 2021, respectively. The weighted-average discount rate related to the Company’s operating leases was 3.3% and 2.3% as of December 31, 2022 and 2021, respectively. Maturities of operating lease liabilities at December 31, 2022 are as follows: $654 in 2023, $154 in 2024, $159 in 2025, $153 in 2026 and $3,623 in 2027 through 2041.

The Company, as lessor, rents certain commercial real estate to third party lessees. The December 31, 2022 and 2021 cost related to these leased properties was $51,370 and $51,384, respectively, and the accumulated depreciation related to these leased properties was $16,903 and $15,844, respectively. Terms of certain such leases, including renewal options, may be extended for up to approximately fifty-eight years, many of which provide for periodic adjustment of rent payments based on changes in consumer or other price indices. The Company recognizes lease income on a straight-line basis over the lease term. Lease income in the twelve months of 2022 and 2021 was $4,934 and $4,223, respectively, and is classified in cash flows from operating activities.

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

Internal Control over Financial Reporting

(a)	See “Management’s Report on Internal Control Over Financial Reporting,” included in Item 8 “Financial Statements and Supplementary Data,” which is incorporated herein by reference.

(b)	See “Report of Independent Registered Public Accounting Firm” included in Item 8 “Financial Statements and Supplementary Data” for the attestation report of the Company’s independent registered public accounting firm, which is incorporated herein by reference.

(c)	There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.            Other Information.

None.

ITEM 9C.            Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

ITEM 10.             Directors, Executive Officers and Corporate Governance.

See the information with respect to the Directors of the Company which is set forth in the section entitled “Election of Directors” of the Proxy Statement, which is incorporated herein by reference. See the information in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement, which section is incorporated herein by reference.

The following table sets forth the information with respect to the executive officers of the Company:

Name	Position (1)	Age

Ellen R. Gordon*	Chairman of the Board and Chief Executive Officer	91

G. Howard Ember Jr.	Vice President/Finance	70

Stephen P. Green	Vice President/Manufacturing	64

Kenneth D. Naylor	Vice President/Marketing and Sales	63

Barry P. Bowen	Treasurer	67

Henry G. Mills	Vice President/Business Development	34

*      A member of the Board of Directors of the Company.

(1)	All of the above named officers have served in the positions set forth in the table as their principal occupations for more than the past five years except for Mr. Naylor and Mr. Mills who were appointed to their current positions on January 1, 2020 and October 1, 2022, respectively. Previously, Mr. Naylor and Mr. Mills held positions of Vice President, U.S.A. Sales and Director, Business Development, respectively, during the past five-year period.

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

ITEM 11.             Executive Compensation.

See the information set forth in the sections entitled “Executive Compensation” and “Director Compensation” of the Company’s Proxy Statement, which are incorporated herein by reference.

ITEM 12.             Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

For information with respect to the beneficial ownership of the Company’s common stock and Class B common stock by the beneficial owners of more than 5% of said shares and by the management of the Company, see the sections entitled “Ownership of Common Stock and Class B Common Stock by Certain Beneficial Owners” and “Ownership of Common Stock and Class B Common Stock by Management” of the Proxy Statement. These sections of the Proxy Statement are incorporated herein by reference. The Company does not have any compensation plans under which equity securities of the Company are authorized for issuance.

ITEM 13.             Certain Relationships and Related Transactions, and Director Independence.

See the section entitled “Related Person Transactions” of the Proxy Statement, which is incorporated herein by reference.

The Company’s board of directors has determined that its non-management directors, Mr. Seibert and Ms. Wardynski and Ms. Lewis-Brent, are independent under the New York Stock Exchange listing standards because they have no direct or indirect relationship with the Company other than through their service on the Board of Directors.

ITEM 14.             Principal Accounting Fees and Services.

See the section entitled “Independent Auditor Fees and Services” of the Proxy Statement, which is incorporated herein by reference.

ITEM 15.             Exhibits, Financial Statement Schedules.

(a) Financial Statements.

(1) The following financial statements are included in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Earnings and Retained Earnings for each of the three years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Comprehensive Earnings for each of the three years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Financial Position at December 31, 2022 and 2021

Consolidated Statements of Cash Flows for each of the three years ended in the period December 31, 2022, 2021 and 2020

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules.

The financial statement schedule included in this Form 10-K is Schedule II - Valuation and Qualifying Accounts and Reserves for the Year Ended December 31, 2022, 2021 and 2020 (see Schedule II immediately following ITEM 16 of this Form 10-K).

(3) Exhibits required by Item 601 of Regulation S-K:

See Index to Exhibits which appears following Financial Schedule II.

ITEM 16. Form 10-K Summary.

None.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS (in thousands)

DECEMBER 31, 2022, 2021 and 2020

		Additions
		(reductions)
	Balance at	charged		Balance at
	beginning	(credited) to		End of
Description	of year	expense	Deductions(1)	Year

2022:
Reserve for bad debts	$1,392	$34	$12	$1,414
Reserve for cash discounts	889	12,153	12,121	921
Deferred tax asset valuation	5,555	148	—	5,703
	$7,836	$12,335	$12,133	$8,038

2021:
Reserve for bad debts	$1,108	$418	$134	$1,392
Reserve for cash discounts	586	10,153	9,850	889
Deferred tax asset valuation	5,593	(38)	—	5,555
	$7,287	$10,533	$9,984	$7,836

2020:
Reserve for bad debts	$1,337	$123	$352	$1,108
Reserve for cash discounts	612	8,504	8,530	586
Deferred tax asset valuation	4,985	608	—	5,593
	$6,934	$9,235	$8,882	$7,287

(1)	Deductions against reserve for bad debts consist of accounts receivable written off net of recoveries and exchange rate movements. Deductions against reserve for cash discounts consist of allowances to customers.

INDEX TO EXHIBITS

3.1	Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.

3.2	Amendment to Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

3.3	Amended and Restated By-Laws. Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

4.1	Specimen Class B Common Stock Certificate. Incorporated by reference to Exhibit 1.1 of the Company’s Registration Statement on Form 8-A dated February 29, 1988.

4.2	Description of Common Stock. Incorporated by reference to Exhibit 4.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

10.1*	Excess Benefit Plan. Incorporated by reference to Exhibit 10.8.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1990.

10.2*	Amended and Restated Career Achievement Plan of the Company. Incorporated by reference to Exhibit 10.8.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

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

TOOTSIE ROLL INDUSTRIES, INC.

By:	Ellen R. Gordon
Ellen R. Gordon, Chairman of the Board of Directors and Chief Executive Officer

Date:	March 1, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Ellen R. Gordon	Chairman of the Board of Directors and Chief Executive Officer	March 1, 2023
Ellen R. Gordon	(principal executive officer)

Paula M. Wardynski	Director	March 1, 2023
Paula M. Wardynski

Lana Jane Lewis-Brent	Director	March 1, 2023
Lana Jane Lewis-Brent

Barre A. Seibert	Director	March 1, 2023
Barre A. Seibert

Virginia L. Gordon	Director	March 1, 2023
Virginia L. Gordon

G. Howard Ember, Jr.	Vice President, Finance	March 1, 2023
G. Howard Ember, Jr.	(principal financial officer and principal accounting officer)