Form 10-K/A
period 2022-12-31
TOOTSIE ROLL INDUSTRIES INC
filed 2023-03-08
CIK 98677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Explanatory Note

Tootsie Roll Industries, Inc. and its consolidated subsidiaries (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment No. 1”) to its Annual Report on Form 10-K for fiscal year ended December 31, 2022, which was filed with the Securities and Exchange Commission on March 1, 2023 (the “Original Filing”), for the sole purpose of including the auditor’s signature in the auditor’s opinion letter. The signature had been inadvertently omitted.

Except as expressly set forth in the Amendment, the Original Filing has not been amended, updated or otherwise modified. This Amendment No. 1 continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the date of the Original Filing.  The filing of this Amendment No. 1 is not a representation that any statements contained in the Company’s Form 10-K are true and complete as of any date other than the date of the Original Filing. This Amendment No. 1 should be read in conjunction with the Original Filing.

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Amendment No. 1 on Form 10-K/A (Exhibit 31.1, 31.2, and 32).

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

Consolidated Statements of Comprehensive Earnings for each of the three years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Financial Position at December 31, 2022 and 2021

Consolidated Statements of Cash Flows for each of the three years ended in the period December 31, 2022, 2021 and 2020

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules.

The financial statement schedule included in the Original Filing is Schedule II - Valuation and Qualifying Accounts and Reserves for the Year Ended December 31, 2022, 2021 and 2020 (see Schedule II immediately following ITEM 16 of the Original Filing).

(3) Exhibits required by Item 601 of Regulation S-K:

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

21	List of Subsidiaries of the Company. Incorporated by reference to Exhibit 21 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2023

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*Management compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Tootsie Roll Industries, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOOTSIE ROLL INDUSTRIES, INC.

By:	/s/ Ellen R. Gordon
Ellen R. Gordon, Chairman of the Board of Directors and Chief Executive Officer

Date:	March 8, 2023