Form 10-Q
period 2023-03-31
TOOTSIE ROLL INDUSTRIES INC
filed 2023-05-10
CIK 98677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (March 31, 2023).

Class	Outstanding

Common Stock, $0.69-4/9 par value	40,871,456
Class B Common Stock, $0.69-4/9 par value	29,462,777

TOOTSIE ROLL INDUSTRIES, INC.

MARCH 31, 2023

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See “Forward-Looking Statements” under Part I — Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands) (Unaudited)

	March 31, 2023	December 31, 2022	March 31, 2022

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$37,992	$53,270	$86,800
Restricted cash	369	365	377
Investments	85,880	96,128	58,727
Accounts receivable trade, less allowances of $2,546, $2,335 and $2,378	59,392	58,556	51,954
Other receivables	3,707	4,299	4,137
Inventories:
Finished goods and work-in-process	63,610	43,595	40,592
Raw materials and supplies	45,637	40,671	27,127
Prepaid expenses	7,909	12,144	5,947
Total current assets	304,496	309,028	275,661

PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	21,752	21,715	21,712
Buildings	142,542	142,462	130,184
Machinery and equipment	468,202	467,977	447,060
Construction in progress	8,535	4,325	20,796
Operating lease right-of-use assets	4,631	4,703	7,220
	645,662	641,182	626,972
Less - accumulated depreciation	433,718	429,139	416,839
Net property, plant and equipment	211,944	212,043	210,133

OTHER ASSETS:
Goodwill	73,237	73,237	73,237
Trademarks	175,024	175,024	175,024
Investments	252,888	247,528	276,780
Prepaid expenses and other assets	450	465	602
Deferred income taxes	1,574	1,454	1,417
Total other assets	503,173	497,708	527,060
Total assets	$1,019,613	$1,018,779	$1,012,854

(The accompanying notes are an integral part of these statements.)

(in thousands except per share data) (Unaudited)

	March 31, 2023	December 31, 2022	March 31, 2022

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$21,706	$25,246	$21,676
Bank loans	1,060	1,051	1,075
Dividends payable	250	6,154	171
Accrued liabilities	52,928	54,444	51,134
Postretirement health care benefits	658	658	616
Operating lease liabilities	726	791	1,037
Income taxes payable	-	1,790	4,550
Total current liabilities	77,328	90,134	80,259

NONCURRENT LIABILITIES:
Deferred income taxes	45,612	45,005	44,225
Postretirement health care benefits	9,292	9,303	12,617
Industrial development bonds	7,500	7,500	7,500
Liability for uncertain tax positions	3,825	3,747	3,512
Operating lease liabilities	3,962	3,952	6,183
Deferred compensation and other liabilities	80,699	76,256	89,052
Total noncurrent liabilities	150,890	145,763	163,089

TOOTSIE ROLL INDUSTRIES, INC. SHAREHOLDERS’ EQUITY:
Common stock, $.69-4/9 par value - 120,000 shares authorized; 40,871, 39,721 and 40,487, respectively, issued	28,383	27,584	28,116
Class B common stock, $.69-4/9 par value - 40,000 shares authorized; 29,463, 28,607 and 28,626, respectively, issued	20,460	19,866	19,879
Capital in excess of par value	768,676	719,606	749,819
Retained earnings	3,223	48,276	2,904
Accumulated other comprehensive loss	(27,059)	(30,169)	(28,967)
Treasury stock (at cost) - 102, 99 and 99 shares, respectively	(1,992)	(1,992)	(1,992)
Total Tootsie Roll Industries, Inc. shareholders’ equity	791,691	783,171	769,759
Noncontrolling interests	(296)	(289)	(253)
Total equity	791,395	782,882	769,506
Total liabilities and shareholders’ equity	$1,019,613	$1,018,779	$1,012,854

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

EARNINGS AND RETAINED EARNINGS

(in thousands except per share amounts) (Unaudited)

	Quarter Ended
	March 31, 2023	March 31, 2022

Net product sales	$160,711	$139,291
Rental and royalty revenue	1,381	1,346
Total revenue	162,092	140,637
Product cost of goods sold	111,406	92,350
Rental and royalty cost	391	379
Total costs	111,797	92,729
Product gross margin	49,305	46,941
Rental and royalty gross margin	990	967
Total gross margin	50,295	47,908
Selling, marketing and administrative expenses	37,499	27,073
Earnings from operations	12,796	20,835
Other income (loss), net	4,780	(5,016)
Earnings before income taxes	17,576	15,819
Provision for income taxes	4,182	3,800
Net earnings	13,394	12,019
Less: net loss attributable to noncontrolling interests	(7)	(8)
Net earnings attributable to Tootsie Roll Industries, Inc.	$13,401	$12,027

Net earnings attributable to Tootsie Roll Industries, Inc. per share	$0.19	$0.17
Dividends per share *	$0.09	$0.09

Average number of shares outstanding	70,242	71,079

Retained earnings at beginning of period	$48,276	$39,545
Net earnings attributable to Tootsie Roll Industries, Inc.	13,401	12,027
Cash dividends	(6,137)	(6,034)
Stock dividends	(52,317)	(42,634)
Retained earnings at end of period	$3,223	$2,904

*Does not include 3% stock dividend to shareholders of record on 3/6/23 and 3/7/22.

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS

(in thousands except per share amounts) (Unaudited)

	Quarter Ended
	March 31, 2023	March 31, 2022

Net earnings	$13,394	$12,019

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	1,296	569

Pension and postretirement reclassification adjustments:
Unrealized gains (losses) for the period on postretirement and pension benefits	—	-
Less: reclassification adjustment for (gains) losses to net earnings	(190)	(207)
Unrealized gains (losses) on postretirement and pension benefits	(190)	(207)

Investments:
Unrealized gains (losses) for the period on investments	2,494	(5,847)
Less: reclassification adjustment for (gains) losses to net earnings	(1)	(5)
Unrealized gains (losses) on investments	2,493	(5,852)

Derivatives:
Unrealized gains (losses) for the period on derivatives	95	221
Less: reclassification adjustment for (gains) losses to net earnings	(5)	(129)
Unrealized gains (losses) on derivatives	90	92

Total other comprehensive income (loss), before tax	3,689	(5,398)
Income tax benefit (expense) related to items of other comprehensive income	(579)	1,444
Total comprehensive earnings	16,504	8,065
Comprehensive earnings (loss) attributable to noncontrolling interests	(7)	(8)
Total comprehensive earnings attributable to Tootsie Roll Industries, Inc.	$16,511	$8,073

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Quarter Ended
	March 31, 2023	March 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$13,394	$12,019
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	4,599	4,216
Deferred income taxes	10	208
Amortization of marketable security premiums	1,185	1,334
Changes in operating assets and liabilities:
Accounts receivable	(360)	3,092
Other receivables	645	(239)
Inventories	(24,432)	(12,051)
Prepaid expenses and other assets	1,033	1,829
Accounts payable and accrued liabilities	(4,845)	4,296
Income taxes payable	1,536	2,213
Postretirement health care benefits	(201)	(209)
Deferred compensation and other liabilities	(46)	99
Net cash (used in) provided by operating activities	(7,482)	16,807
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,049)	(5,948)
Purchases of trading securities	(1,010)	(737)
Sales of trading securities	528	205
Purchase of available for sale securities	(14,848)	(25,148)
Sale and maturity of available for sale securities	25,874	8,524
Net cash provided by (used in) investing activities	5,495	(23,104)
CASH FLOWS FROM FINANCING ACTIVITIES:
Shares purchased and retired	(1,604)	(1,152)
Dividends paid in cash	(12,291)	(12,075)
Proceeds from bank loans	1,110	1,178
Repayment of bank loans	(1,115)	(1,016)
Net cash used in financing activities	(13,900)	(13,065)
Effect of exchange rate changes on cash	613	313
Decrease in cash and cash equivalents	(15,274)	(19,049)
Cash, cash equivalents and restricted cash at beginning of year	53,635	106,226
Cash, cash equivalents and restricted cash at end of quarter	$38,361	$87,177
Supplemental cash flow information:
Income taxes paid/(received), net	$2,303	$1,571
Interest paid	$58	$2
Stock dividend issued	$86,433	$70,242

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(in thousands except per share amounts) (Unaudited)

Note 1 — Significant Accounting Policies

General Information

The foregoing data has been prepared from the unaudited financial records of Tootsie Roll Industries, Inc. (the “Company”). In the opinion of Management, all adjustments, which are of a normal recurring nature, and necessary for a fair statement of the results for the interim period have been reflected. Certain amounts previously reported have been reclassified to conform to the current year presentation. The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not contain certain information and disclosures required by GAAP for comprehensive financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”).

Results of operations for the period ended March 31, 2023 are not necessarily indicative of results to be expected for the year to end December 31, 2023 because of the seasonal nature of the Company’s operations. Historically, the third quarter has been the Company’s largest net product sales quarter due to pre-Halloween net product sales.

Revenue Recognition

The Company’s revenues, primarily net product sales resulting from the sale of goods, reflect the consideration to which the Company expects to be entitled generally based on customer purchase orders. The Company records revenue based on a five-step model in accordance with Accounting Standards Codification ("ASC") Topic 606. Adjustments for estimated customer cash discounts upon payment, discounts for price adjustments, product returns, allowances, and certain advertising and promotional costs, including consumer coupons, are variable consideration and are recorded as a reduction of net product sales revenue in the same period the related net product sales are recorded. Such estimates are calculated using historical averages adjusted for any expected changes due to current business conditions and experience. A net product sale is recorded when the Company delivers the product to the customer or, in certain instances, when the customer picks up the goods at the Company’s distribution center and thereby obtains control of such product. Amounts billed and due from our customers are classified as accounts receivable trade on the balance sheet and require payment on a short-term basis. Accounts receivable trade are unsecured. Shipping and handling costs of $16,233 and $16,538 in first quarter 2023 and 2022, respectively, are included in selling, marketing and administrative expenses. Royalty income from sales-based licensing arrangements, pursuant to which revenue is recognized as the third-party licensee sales occur, and rental income are not considered revenue from contracts from customers and are presented separately from net product revenue as rental and royalty revenue.

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

Recently Adopted Accounting Pronouncements

As of the date of this report, there are no recent accounting pronouncements that have been adopted in the period nor any that have not yet been adopted that Management believes would have a material impact on the Company’s consolidated financial statements.

Note 2 — Average Shares Outstanding

The average number of shares outstanding for first quarter 2023 reflects aggregate stock purchases of 37 shares for $1,604 and a 3% stock dividend of 2,040 shares distributed on April 7, 2023. The average number of shares outstanding for first quarter 2022 reflects aggregate stock purchases of 33 shares for $1,152 and a 3% stock dividend of 2,006 shares distributed on April 8, 2022.

Note 3 — Income Taxes

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company remains subject to examination by U.S. federal and state and foreign tax authorities for the years 2019 through 2021. The Company’s consolidated effective income tax rate was 23.8% and 24.0% in first quarter 2023 and 2022, respectively.

NOTE 4—Share Capital and Capital In Excess of Par Value:

							Capital in
			Class B				Excess
	Common Stock		Common Stock		Treasury Stock		of Par
	Shares	Amount	Shares	Amount	Shares	Amount	Value
	(000’s)		(000’s)		(000’s)
Balance at December 31, 2022	39,721	$27,584	28,607	$19,866	99	$(1,992)	$719,606
Issuance of 3% stock dividend	1,185	823	858	596	3	—	50,648
Conversion of Class B common shares to common shares	2	2	(2)	(2)	—	—	—
Purchase and retirement of common shares and other	(37)	(26)	—	—	—	—	(1,578)
Balance at March 31, 2023	40,871	$28,383	29,463	$20,460	102	$(1,992)	$768,676

Balance at December 31, 2021	39,344	$27,322	27,793	$19,300	96	$(1,992)	$709,880
Issuance of 3% stock dividend	1,176	817	833	579	3	—	41,068
Conversion of Class B common shares to common shares	—	—	—	—	—	—	—
Purchase and retirement of common shares and other	(33)	(23)	—	—	—	—	(1,129)
Balance at March 31, 2022	40,487	$28,116	28,626	$19,879	99	$(1,992)	$749,819

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

As of March 31, 2023, December 31, 2022 and March 31, 2022, the Company held certain financial assets that are required to be measured at fair value on a recurring basis. These included derivative hedging instruments related to the purchase of certain raw materials and foreign currencies, investments in trading securities and available for sale securities. The Company’s available for sale securities principally consist of corporate bonds but also include variable rate demand notes. While the Company generally holds its available for sale investments to maturity, the Company would sell prior to maturity if it was considered beneficial to do so for tax-planning strategies or if the Company required the funds to finance a significant reinvestment in the Company, including an acquisition. As such, the Company does not classify any investments as held to maturity which is restrictive under GAAP because the use of amortized cost must be justified for each security.

The fair value of the Company’s industrial revenue development bonds at March 31, 2023, December 31, 2022 and March 31, 2022 were valued using Level 2 inputs which approximates the carrying value of $7,500 for the respective periods. Interest rates on these bonds are reset weekly based on current market conditions.

The following table presents information about the Company’s financial assets and liabilities measured at fair value as of March 31, 2023, December 31, 2022 and March 31, 2022 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Estimated Fair Value March 31, 2023
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$37,992	$37,992	$—	$—
Available for sale securities	262,729	4,583	258,146	—
Foreign currency derivatives	(233)	—	(233)	—
Commodity derivatives	51	51	—	—
Trading securities	76,039	59,952	16,087	—
Total assets measured at fair value	$376,578	$102,578	$274,000	$—

	Estimated Fair Value December 31, 2022
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$53,270	$53,270	$-	$—
Available for sale securities	272,448	1,889	270,559	—
Foreign currency derivatives	(282)	—	(282)	—
Commodity derivatives	10	10	—	—
Trading securities	71,208	56,049	15,159	—
Total assets measured at fair value	$396,654	$111,218	$285,436	$—

	Estimated Fair Value March 31, 2022
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$86,800	$86,800	$-	$—
Available for sale securities	250,845	1,264	249,581	—
Foreign currency derivatives	400	-	400	—
Commodity derivatives	242	242	-	—
Trading securities	84,662	69,076	15,586	—
Total assets measured at fair value	$422,949	$157,382	$265,567	$—

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

Changes in the fair value of the Company’s cash flow hedges are recorded in accumulated other comprehensive loss, net of tax, and are reclassified to earnings in the periods in which earnings are affected by the hedged item. Substantially all amounts reported in accumulated other comprehensive loss for commodity derivatives are expected to be reclassified to cost of goods sold. Approximately $51 of this accumulated comprehensive loss is expected to be reclassified to earnings in 2023. Approximately $173 and $60 reported in accumulated other comprehensive loss for foreign currency derivatives are expected to be reclassified to other income, net in 2023 and 2024, respectively.

The following table summarizes the Company’s outstanding derivative contracts and their effects on its Condensed Consolidated Statements of Financial Position at March 31, 2023, December 31, 2022 and March 31, 2022:

	March 31, 2023
	Notional
	Amounts	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign currency derivatives	$17,260	$13	$(246)
Commodity derivatives	189	51	-
Total derivatives		$64	$(246)

	December 31, 2022
	Notional
	Amounts	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign currency derivatives	$7,264	$—	$(282)
Commodity derivatives	189	10	—
Total derivatives		$10	$(282)

	March 31, 2022
	Notional
	Amounts	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign currency derivatives	$5,340	$400	$—
Commodity derivatives	2,861	242	—
Total derivatives		$642	$—

The effects of derivative instruments on the Company’s Condensed Consolidated Statements of Earnings and Retained Earnings and the Condensed Consolidated Statements of Comprehensive Earnings for periods ended March 31, 2023 and March 31, 2022 are as follows:

	For Quarter Ended March 31, 2023
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency derivatives	$(39)	$(88)	$—
Commodity derivatives	134	93	—
Total	$95	$5	$—

	For Quarter Ended March 31, 2022
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency derivatives	$76	$102	$—
Commodity derivatives	145	27	—
Total	$221	$129	$—

Note 7 — Pension Plans

Beginning in 2012, the Company received periodic notices from the Bakery and Confectionery Union and Industry International Pension Fund (Plan), a multi-employer defined benefit pension plan for certain Company union employees, that the Plan’s actuary certified the Plan to be in “critical status”, as defined by the Pension Protection Act (PPA) and the Pension Benefit Guaranty Corporation (PBGC); and that a plan of rehabilitation was adopted by the trustees of the Plan in 2012. The Plan was reclassified to “critical and declining status”, as defined by the PPA and PBGC, for the plan year beginning January 1, 2015. A designation of “critical and declining status” implies that the Plan is expected to become insolvent in the next 20 years. In 2016, the Company received new notices that the Plan’s trustees adopted an updated Rehabilitation Plan effective January 1, 2016, and all annual notices through 2022 have continued to classify the Plan in the “critical and declining status” category.

The Company has been advised that its withdrawal liability would have been $104,300, $99,300 and $99,800 if it had withdrawn from the Plan during 2021, 2020 and 2019, respectively. The Plan is expected to have updated actuarial and withdrawal liability information by the end of second quarter 2023. Should the Company actually withdraw from the Plan at a future date, its withdrawal liability payable under the Plan could be higher than the above discussed amounts.

The Company’s pension expense for this Plan for first quarter 2023 and 2022 was $865 and $763, respectively. The aforementioned expense includes surcharges of $305 and $269 for first quarter 2023 and 2022, respectively, as required under the amended plan of rehabilitation. The Company’s twelve months pension expense for this Plan for 2022 and 2021 was $3,510 and $3,156, respectively, which includes surcharges of $1,237 and $1,112, respectively. From 2012 through 2020, the Company’s employer contributions were subject to annual 5% compounded surcharge increases. Beginning in 2021, the Plan ceased additional surcharges, but the prior surcharges remain in effect indefinitely.

During first quarter 2023, the Plan applied to the PBGC for Special Financial Assistance under the American Rescue Plan Act of 2021. If the application is approved, the Special Financial Assistance funds the plan would receive are expected to have a material effect on the Plan’s assets. The Company’s actuary believes that it still remains unclear if the Plan can remain solvent through the targeted date of 2051 and that the regulations under the aforementioned PBGC financial assistance could result in a higher withdrawal liability even with PBGC financial assistance. The Company is currently unable to determine the ultimate outcome of the above discussed multi-employer union pension matters and therefore is unable to determine the effects on its consolidated financial statements, but the ultimate outcome could have a material adverse effect on the Company’s consolidated results of operations or cash flows in one or more future periods.

Note 8 — Accumulated Other Comprehensive Earnings (Loss)

Accumulated Other Comprehensive Earnings (Loss) consists of the following components:

						Accumulated
	Foreign		Foreign		Postretirement	Other
	Currency		Currency	Commodity	and Pension	Comprehensive
	Translation	Investments	Derivatives	Derivatives	Benefits	Earnings (Loss)
Balance at December 31, 2022	$(23,795)	$(8,809)	$(215)	$8	$2,642	$(30,169)
Other comprehensive earnings (loss) before reclassifications	1,296	1,890	(29)	101	—	3,258
Reclassifications from accumulated other comprehensive loss	-	-	66	(70)	(144)	(148)
Other comprehensive earnings (loss) net of tax	1,296	1,890	37	31	(144)	3,110
Balance at March 31, 2023	$(22,499)	$(6,919)	$(178)	$39	$2,498	$(27,059)

Balance at December 31, 2021	$(24,882)	$(1,286)	$322	$94	$739	$(25,013)
Other comprehensive earnings (loss) before reclassifications	569	(4,432)	57	111	-	(3,695)
Reclassifications from accumulated other comprehensive loss	-	(4)	(77)	(21)	(157)	(259)
Other comprehensive earnings (loss) net of tax	569	(4,436)	(20)	90	(157)	(3,954)
Balance at March 31, 2022	$(24,313)	$(5,722)	$302	$184	$582	$(28,967)

The amounts reclassified from accumulated other comprehensive income (loss) consisted of the following:

Details about Accumulated Other	Quarter Ended		Location of (Gain) Loss
Comprehensive Income Components	March 31, 2023	March 31, 2022	Recognized in Earnings
Investments	$(1)	$(5)	Other income, net
Foreign currency derivatives	88	(102)	Other income, net
Commodity derivatives	(93)	(27)	Product cost of goods sold
Postretirement and pension benefits	(190)	(207)	Other income, net
Total before tax	(196)	(341)
Tax (expense) benefit	48	82
Net of tax	$(148)	$(259)

Note 9 — Restricted Cash

Restricted cash comprises certain cash deposits of the Company’s Spanish subsidiary with international banks that are pledged as collateral for letters of credit and bank borrowings.

Note 10 — Bank Loans

Bank loans consist of short term (less than 120 days) borrowings by the Company’s Spanish subsidiary that are held by international banks. The weighted-average interest rate as of March 31, 2023 and 2022 was 3.5% and 3.1%, respectively.

Note 11 — Leases

The Company leases certain buildings, land and equipment that are classified as operating leases. These leases have remaining lease terms of up to approximately 18 years. Operating lease cost totaled $235 and $279 in the first quarter of 2023 and 2022, respectively. Cash paid for operating lease liabilities is substantially the same as operating lease cost and is presented in cash flows from operating activities.  As of March 31, 2023 and 2022, operating lease right-of-use assets were $4,631 and $7,220, respectively, and operating lease liabilities were $4,689 and $7,220, respectively. The weighted-average remaining lease term related to these operating leases was 15.8 years and 8.1 years as of March 31, 2023 and 2022, respectively. The weighted-average discount rate related to the Company’s operating leases was 3.4% and 2.0% as of March 31, 2023 and 2022, respectively. Maturities of the Company’s operating lease liabilities at March 31, 2023 are as follows: $540 in 2023 (rest of year), $180 in 2024, $186 in 2025, $160 in 2026, $128 in 2027 and $3,495 thereafter.

The Company, as lessor, rents certain commercial real estate to third-party lessees. The March 31, 2023 and 2022 cost related to these leased properties was $51,370 and $51,370, respectively, and the accumulated depreciation related to these leased properties was $17,168 and $16,108, respectively. Terms of such leases, including renewal options, may be extended for up to fifty-seven years, many of which provide for periodic adjustment of rent payments based on changes in consumer or other price indices. The Company recognizes lease income on a straight-line basis over the lease term. Lease income in first quarter 2023 and 2022 was $1,221 and $1,213, respectively, and is classified in cash flows from operating activities.

In addition to the leases discussed above, the Company entered into two new lease agreements in the first quarter of 2023 representing a combined lease obligation of $1,856 as measured at the commencement dates of the respective leases.  The leases grant the Company the right to use warehouse space for 3 and 5 years, respectively, each commencing in the second quarter of 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This financial review discusses the Company’s financial condition, results of operations, liquidity and capital resources and other matters. Dollars are presented in thousands, except per share amounts. This review should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes included in this Form 10-Q and with the Company’s Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”).

Net product sales were $160,711 in first quarter 2023 compared to $139,291 in first quarter 2022, an increase of $21,420 or 15.4%. Domestic (U.S.) net product sales in first quarter 2023 increased 14.3% compared to the corresponding period in the prior year, and, foreign net product sales, including exports to foreign markets, increased 28.9% compared to the corresponding period in the prior year. For the first quarter 2023, domestic sales represented 91.5% of total consolidated net product sales. Sales growth in first quarter 2023 was driven by effective sales and marketing programs, including seasonal sales programs during this period. Higher sales price realization was the primary contributor to the sales increase in first quarter 2023, however, higher sales volumes were also achieved in first quarter 2023 compared to first quarter 2022.

Although the increase in first quarter 2023 sales contributed to improved net earnings, higher input costs significantly minimized the benefits of these higher sales. First quarter 2023 gross profit margins were adversely affected by higher costs for ingredients, packaging materials, plant manufacturing repairs and maintenance, and many manufacturing supplies and services. We also incurred additional costs, including overtime and extended operating shifts for plant manufacturing, to meet our sales demands in 2023.

Our input unit costs moved significantly higher in first quarter 2023 as most of our supply contracts for ingredients, packaging materials and manufacturing supplies and services expired at the end of 2022, and new supply agreements at higher prices became effective in early first quarter 2023. These higher costs in 2023 are incremental to the significant increase in input costs that we experienced last year in 2022 when compared to 2021. We believe that the increases in ingredients and packaging materials since 2021 are the greatest that we have experienced over a two-year period in over twenty years. Supplier limitations and delivery delays in first quarter 2023 also caused us to purchase some limited quantities of ingredients in the spot market at substantially higher unit costs than our contracted prices. Limited supply and continuing high demand for certain ingredients, as well as generally higher commodity markets, drove up our unit costs for many ingredients and materials in each of the past two years. The Company uses the Last-In-First-Out (LIFO) method of accounting for inventory and costs of goods sold which results in lower current income taxes during such periods of increasing costs and higher inflation, but this method does charge the most current costs to cost of goods sold and thereby accelerates the realization of these higher costs.

Product cost of goods sold was $111,406 in first quarter 2023 compared to $92,350 in first quarter 2022. Product cost of goods sold includes $230 and $(269) of certain deferred compensation expenses (credits) in first quarter 2023 and 2022, respectively. These deferred compensation expenses (credits) principally resulted from the changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Adjusting for the aforementioned, product cost of goods sold increased from $92,619 in first quarter 2022 to $111,176 in first quarter 2023, an increase of $18,557 or 20.0%. As a percentage of net product sales, adjusted product cost of goods sold was 69.2% and 66.5% in first quarter 2023 and 2022, respectively, an unfavorable increase of 2.7 percentage points. First quarter 2023 adjusted product cost of goods sold as a percentage of sales was adversely affected by increasing costs for ingredients and packaging materials as discussed above, as well as for certain manufacturing supplies and services, plant utilities, and labor and benefits for overtime and extended work shifts. Although the above discussed higher costs for ingredients and packaging materials adversely affected results for first quarter 2023, higher sales and production volumes provided some benefit as certain plant manufacturing overhead costs are generally fixed and do not change significantly when volume increases. In addition, certain cost and expense reductions initiated by the Company mitigated some of the cost increase in adjusted product cost of goods sold in first quarter 2023 compared to the corresponding period in the prior year.

Our supply chain improved in first quarter 2023 after a challenging 2022. We are, however, continuing to focus on the supply chain and possible delays and disruptions which could cause temporary shutdowns of one or more manufacturing lines resulting in lost sales and profits in 2023. Labor shortages at some of our manufacturing plant locations have continued to contribute to production and sales limitations of some products in 2023. We expanded work shifts and overtime in first quarter 2023 in order to increase production and mitigate some of the adverse effects of this labor shortage. Nonetheless, we believe that we can meet substantially all of our labor and work shift needs in 2023, however, the tight labor market has created many more challenges than in the past.

In response to these higher input costs, many companies in the consumer products industry have increased selling prices during the 2021 through 2023 period. We have and continue to implement price increases as well, with the objective of improving sales price realization in order to pass along some of these higher input costs and restore a portion of our margin declines. Price increases were phased in principally beginning in second half 2021 and have continued into 2023. Although our price increases have generally reflected the overall price increases in our industry, they have not fully restored our margins to levels that we experienced prior to 2021. Continuing increases in input costs and overall high inflation may not allow us to restore our margins to historical levels. Although the Company continues to monitor higher input costs and price increases in the industry, we are mindful of the effects and limits of passing on all of the above discussed higher input costs to our customers as well as the final consumers of our products.

Selling, marketing and administrative expenses were $37,499 in first quarter 2023 compared to $27,073 in first quarter 2022. Selling, marketing and administrative expenses include $4,117 and $(5,336) of certain deferred compensation expenses (credits) in first quarter 2023 and 2022, respectively. As discussed above, these expenses (credits) principally result from changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Adjusting for the aforementioned deferred compensation expenses (credits), selling, marketing and administrative expenses increased from $32,409 in first quarter 2022 to $33,382 in first quarter 2023, an increase of $973 or 3.0%. As a percentage of net product sales, adjusted selling, marketing and administrative expenses decreased from 23.3% in first quarter 2022 to 20.8% in first quarter 2023, a favorable decrease of 2.5 percentage points as a percent of net product sales. The lower expenses as a percentage of sales reflect the benefits of higher sales, including higher price realization, against certain expenses that are generally fixed and do not change significantly with changes in sales.

Selling, marketing and administrative expenses include $16,233 and $16,538 for customer freight, delivery and warehousing expenses in first quarter 2023 and 2022, respectively, a decrease of $305 or 1.8%. These expenses were 10.1% and 11.9% of net product sales in first quarter 2023 and 2022, respectively. Customer freight and delivery unit costs, including the cost per pound shipped, was more favorable in first quarter 2023 compared to first quarter 2022.

Earnings from operations were $12,796 in first quarter 2023 compared to $20,835 in first quarter 2022. Earnings from operations include $4,347 and $(5,605) of certain deferred compensation expenses (credits) in first quarter 2023 and 2022, respectively, which is discussed above. Adjusting for these deferred compensation costs and expenses (credits), adjusted earnings from operations were $17,143 and $15,230 in first quarter 2023 and 2022, respectively, an increase of $1,913 or 12.6%. As a percentage of net product sales, these adjusted operating earnings were 10.7% and 10.9% in first quarter 2023 and 2022, respectively, an unfavorable decrease of 0.2 percentage points. Although higher first quarter 2023 sales contributed to improved operating earnings compared to the corresponding prior year period, higher input costs, as discussed above, substantially offset the benefits of increased sales.

Other income (loss), net was $4,780 in first quarter 2023 compared to $(5,016) in first quarter 2022. Other income (loss), net for first quarter 2023 and 2022 includes net gains (losses) and investment income of $4,347 and $(5,605), respectively, on trading securities which provide an economic hedge of the Company’s deferred compensation liabilities. The investment gains (and losses) in first quarter 2023 and 2022 reflect the overall changes in the equity markets during these periods. These changes in market values were substantially offset by a like amount of deferred compensation expense included in product cost of goods sold and selling, marketing, and administrative expenses in the respective periods as discussed above.

Management believes the comparisons presented in the preceding paragraphs, after adjusting for changes in deferred compensation, are more reflective of the underlying operations of the Company.

Other income (loss), net for first quarter 2023 and 2022 includes investment income on available for sale securities of $1,163 and $556 in 2023 and 2022, respectively. Other income (loss), net also includes pre-tax losses on foreign exchange of $744 and $152 in first quarter 2023 and 2022, respectively.

The consolidated effective tax rates were 23.8% and 24.0% in first quarter 2023 and 2022, respectively.

Net earnings attributable to Tootsie Roll Industries, Inc. were $13,401 (after $7 net loss attributed to non-controlling interests) in first quarter 2023 compared to $12,027 (after $8 net loss attributed to non-controlling interests) in first quarter 2022, and earnings per share were $0.19 and $0.17 in first quarter 2023 and 2022, respectively, an increase of $0.02 per share, or 11.8%. Earnings per share attributable to Tootsie Roll Industries, Inc. for first quarter 2023 benefited from the reduction in average shares outstanding resulting from purchases in the open market by the Company of its common stock. Average shares outstanding decreased from 71,079 at first quarter 2022 to 70,242 at first quarter 2023.

Goodwill and intangibles, principally trademarks, are assessed annually as of December 31 or whenever events or circumstances indicate that the carrying values may not be recoverable from future cash flows. The Company has not identified any triggering events, as defined, or other adverse information that would indicate a material impairment of its goodwill or intangibles in first quarter 2023. Although Company management has not identified any trigging events at this time relating to its intangibles, factors that may have longer term effects on consumer lifestyles and behavior, as outlined in the Company’s risk factors discussed on Form 10-K for the year ended December 31, 2022, could change this assessment in the future.

Beginning in 2012, the Company received periodic notices from the Bakery and Confectionery Union and Industry International Pension Fund (Plan), a multi-employer defined benefit pension plan for certain Company union employees, that the Plan’s actuary certified the Plan to be in “critical status”, as defined by the Pension Protection Act (PPA) and the Pension Benefit Guaranty Corporation (PBGC); and that a plan of rehabilitation was adopted by the trustees of the Plan in 2012. The Plan’s status was changed to “critical and declining status”, as defined by the PPA and PBGC, for the plan year beginning January 1, 2015, and this status continues to date. A designation of “critical and declining status” implies that the Plan is expected to become insolvent in the next 20 years. In 2016, the Company received new notices that the Plan’s trustees adopted an updated Rehabilitation Plan effective January 1, 2016, and all annual notices through 2023 have continued to classify the Plan in the “critical and declining status” category.

Based on these updated notices, the Plan’s funded percentage (plan investment assets as a percentage of plan liabilities), as defined, were 49.4%, 48.5%, and 48.3% as of January 1, 2022, 2021, and 2020, respectively (these valuation dates are as of the beginning of each Plan year). These funded percentages are based on actuarial values, as defined, and do not reflect the actual market value of Plan investments as of these dates. If the market value of investments had been used as of January 1, 2022 the funded percentage would be 56.7% (not 49.4%). As of the January 1, 2022 valuation date (most recent valuation available), only 14% of Plan participants were current active employees, 55% were retired or separated from service and receiving benefits, and 31% were retired or separated from service and entitled to future benefits. The number of current active employee Plan participants as of January 1, 2022 fell 5% from the previous year and 10% over the past two years. When compared to the Plan valuation date of January 1, 2011 (just prior to the Plan being certified to be in “critical status”), current active employee participants have declined 54%, whereas participants who were retired or separated from service and receiving benefits increased 3% and participants who were retired or separated from service and entitled to future benefits increased 8%.

The Company has been advised that its withdrawal liability would have been $104,300, $99,300 and $99,800 if it had withdrawn from the Plan during 2021, 2020 and 2019, respectively. The Plan is not expected until later in 2023 to have an updated actuarial estimate of a withdrawal liability calculated as if the Company were to have withdrawn from the Plan during 2022. The Company’s relative share of the Plan’s contribution base, driven by employer withdrawals, has increased in the last several years, and management believes that this trend could continue indefinitely and add upward pressure on the Company’s withdrawal liability. Based on the above, including the Company’s increase in such union labor hours to meet its higher product demand and the Plan’s projected insolvency in the next 20 years, management believes that the Company’s withdrawal liability will increase further in future years.

Based on the Company’s most recent actuarial estimates using the information provided by the Plan with respect to its 2021 withdrawal liability and certain provisions in ERISA and laws relating to withdrawal liability payments, management believes that the Company’s liability had the Company withdrawn in 2022 would likely be limited to twenty annual payments of $2,714 which have a present value in the range of $31,851 to $43,741 depending on the interest rate used to discount these payments. While the Company’s actuarial consultant did not believe that the Plan will suffer a future mass withdrawal (as defined) of participating employers, in the event of a mass withdrawal, the Company’s annual withdrawal payments would theoretically be payable in perpetuity. Based on the same actuarial estimates, had a mass withdrawal occurred in 2022, the present value of such perpetuities is in the range of $44,472 to $115,808 and would apply in the unlikely event that substantially all employers withdraw from the Plan. The aforementioned is based on a range of valuations and interest rates which the Company’s actuary has advised is provided under the statute. Should the Company actually withdraw from the Plan at a future date, a withdrawal liability, which could be higher than the above discussed amounts, could be payable to the Plan.

The amended rehabilitation plan, which also continues, required that employer contributions include 5% compounded annual surcharge increases each year for an unspecified period of time beginning in 2012 as well as certain plan benefit reductions. In fourth quarter 2020, the Plan Trustees advised the Company that the surcharges would no longer increase annually and therefore be “frozen” at the rates and amounts in effect as of December 31, 2020 provided that the local bargaining union and the Company executed a formal consent agreement by March 31, 2021. The Trustees advised that they have concluded that continuing increases in surcharges would likely have a long-term adverse effect on the solvency of the Plan. The Trustees concluded that further increases would result in increasing financial hardships and withdrawals of participating employers, and that this change will not have a material effect on the Plan’s insolvency date. In first quarter 2021, the local bargaining union and the Company executed this agreement which resulted in the “freezing” of such surcharges as of December 31, 2020. The Company’s pension expense for the Plan for first quarter 2023 and 2022 was $865 and $763, respectively ($3,510 and $3,156 for twelve months 2022 and 2021, respectively). The aforementioned expense includes surcharges (reflecting the “frozen” surcharge rate) of $305 and $269 for first quarter 2023 and 2022, respectively ($1,237 and $1,112 for twelve months 2022 and 2021, respectively).

On March 1, 2023, the Plan applied to the PBGC for Special Financial Assistance under the American Rescue Plan Act of 2021. The Plan has advised that if the application is approved, the Plan expects to receive the Special Financial Assistance funds by December 31, 2023.  Company management understands that this legislation would provide financial assistance from the PBGC to shore up financially distressed multi-employer plans to ensure that they can remain solvent and continue to pay benefits to retirees through 2051 without any reduction in retiree benefits. Nonetheless, the Company’s actuary believes that given the Plan’s projected insolvency within the next 20 years as well as other factors, that it still remains unclear if the Plan can remain solvent through the targeted date of 2051. The Company’s actuary also advised that the regulations under the aforementioned PBGC financial assistance could result in a higher Company withdrawal liability even with PBGC financial assistance. The Company is unable to determine the ultimate outcome of the above discussed multi-employer union pension matter and therefore is unable to determine the effects on its consolidated financial statements, but the ultimate outcome could have a material adverse effect on the Company’s consolidated results of operations or cash flows in one or more future periods. See also Note 7 of the Company’s Note to Consolidated Financial Statements on Form 10-K for the year ended December 31, 2022.

The Company and the union are currently in labor contract negotiations following the expiration of the existing agreement in September 2022. The parties are continuing to operate under extensions of the expired labor agreement, which is consistent with historical practice. The union contract, and extensions, requires the Company’s continued participation in the Plan.

The Company is focused on the longer term and therefore is continuing to make investments in plant manufacturing operations to meet new consumer and customer product demands, achieve product quality improvements, expand capacity in certain product lines, and increase operational efficiencies in order to provide genuine value to consumers.

Although the Covid-19 pandemic appears to have significantly subsided, it has been an unprecedented event and therefore the Company is unable to determine any related effects on its sales and net earnings for 2023 and beyond.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows (used in) provided by operating activities were $(7,482) and $16,807 in first quarter 2023 and 2022, respectively, an unfavorable decrease of $24,289. The $24,289 decrease in cash flows from operating activities from 2023 to 2022 reflects significantly higher production and inventory levels, including the effects of higher costs for materials as discussed above, resulting in more cash used in inventories in first quarter 2023. We have accelerated our production plans in 2023 to increase our production capacity to help insure that we can meet our 2023 sales demands and customer deliveries, including pre-Halloween 2023 sales demands. In addition, changes in net cash flows in first quarter 2023 reflect the timing of payments relating to accounts payable and accrued liabilities.

Net cash provided by (used in) investing activities was $5,495 in first quarter 2023 compared to $(23,104) in first quarter 2022. Cash flows used in investing activities reflect $14,848 and $25,148 of purchases of available for sale securities during first quarter 2023 and 2022, respectively, and $25,874 and $8,524 of sales and maturities of available for sale securities during first quarter 2023 and 2022, respectively. First quarter 2023 and 2022 investing activities include capital expenditures of $5,049 and $5,948, respectively. All capital expenditures have been or are expected to be funded from the Company’s cash flow from operations and internal sources including available for sale securities.

The Company’s consolidated financial statements include bank borrowings of $1,060 and $1,075 at March 31, 2023 and 2022, respectively, all of which relate to its Spanish subsidiary. The Company had no other outstanding bank borrowings at March 31, 2023.

Financing activities include Company common stock purchases and retirements of $1,604 and $1,152 in first quarter 2023 and 2022, respectively. Cash dividends of $12,291 and $12,075 were paid in first quarter 2023 and 2022, respectively.

The Company’s current ratio (current assets divided by current liabilities) was 3.9 to 1 at March 31, 2023 compared to 3.4 to 1 at December 31, 2022 and 3.4 to 1 at March 31, 2022. Net working capital was $227,168 at March 31, 2023 compared to $218,894 and $195,402 at December 31, 2022 and March 31, 2022, respectively. Included in net working capital is cash and cash equivalents and short-term investments totaling $123,872 at March 31, 2023 compared to $149,398 and $145,527 at December 31, 2022 and March 31, 2022, respectively. In addition, long term investments, principally debt securities comprising corporate bonds, were $252,888 at March 31, 2023, as compared to $247,528 and $276,780 at December 31, 2022 and March 31, 2022, respectively. Aggregate cash and cash equivalents and short and long-term investments were $376,760, $396,926, and $422,307, at March 31, 2023, December 31, 2022 and March 31, 2022, respectively, including $76,039, $71,208, and $84,662 at March 31, 2023, December 31, 2022 and March 31, 2022, respectively, relating to trading securities which are used as an economic hedge for the Company’s deferred compensation liabilities. Investments in available for sale securities, primarily high quality corporate bonds, that matured during first quarter 2023 and 2022 were generally used in working capital and to purchase the Company’s common stock, or were replaced with debt securities of similar maturities.

The Company periodically contributes to a VEBA trust, managed and controlled by the Company, to fund the estimated future costs of certain employee health, welfare and other benefits. The Company is currently using these VEBA funds to pay the actual cost of such benefits through part or all of 2023. The VEBA trust held $3,917, $3,879 and $3,048 of aggregate cash and cash equivalents at March 31, 2023, December 31, 2022 and March 31, 2022, respectively. This asset value is included in prepaid expenses and long-term other assets in the Company’s Consolidated Statement of Financial Position. These assets are categorized as Level 2 within the fair value hierarchy.

ACCOUNTING PRONOUNCEMENTS

See Note 1 of the Company’s Condensed Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS

This discussion and certain other sections contain forward-looking statements that are based largely on the Company’s current expectations and are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of words such as “anticipated,” “believe,” “expect,” “intend,” “estimate,” “project,” “plan” and other words of similar meaning in connection with a discussion of future operating or financial performance and are subject to certain factors, risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements. Such factors, risks, trends and uncertainties, which in some instances are beyond the Company’s control, include the overall competitive environment in the Company’s industry, higher material costs, supply chain disruptions, labor shortages, union labor contract negotiation impasses and stoppages, and changes in assumptions, judgments and risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2022.

The risk factors referred to above are believed to be significant factors, but not necessarily all of the significant factors that could cause actual results to differ from those expressed in any forward-looking statement. Readers are cautioned not to place undue reliance on such forward-looking statements, which are made only as of the date of this report. The Company undertakes no obligation to update such forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to various market risks, including fluctuations in and sufficient availability of sugar, corn syrup, edible oils, including palm oils, cocoa, dextrose, milk and whey, gum-base input ingredients, packaging, and fuel costs principally relating to freight and delivery fuel surcharges. The Company generally enters into annual supply contracts and hedges certain commodities (primarily sugar) to control and plan for such cost changes, however, the Company has experienced significant increases in its costs in 2023 as the Company’s prior 2022 supply contracts and many of its previous hedges have been utilized. The Company is exposed to exchange rate fluctuations in the Canadian dollar which is the currency used for a portion of the raw material and packaging material costs and all labor, benefits and local plant operating costs at its Canadian plants. The Company is exposed to exchange rate fluctuations in Mexico, Canada, and Spain where its subsidiaries sell products in their local currencies. The Company invests in corporate bonds with an average maturity of three to five years and variable rate demand notes where interest rates are generally reset weekly. While the Company generally holds its investments to maturity, the Company would sell prior to maturity if it was considered beneficial to do so for tax-planning strategies or if the Company required the funds to finance a significant reinvestment in the Company, including an acquisition. The Company believes that the above discussed policies and programs limit the Company’s exposure to significant interest rate fluctuations. There have been no material changes in the Company’s market risks that would significantly affect the disclosures made in the Form 10-K for the year ended December 31, 2022.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of Management, the Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2023 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to Management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the Company’s purchases of its common stock during the quarter ended March 31, 2023:

Approximate Dollar
	(a) Total		Shares	Value of Shares that
	Number of	(b) Average	Purchased as Part of	May Yet Be Purchased
	Shares	Price Paid per	Publicly Announced Plans	Under the Plans
Period	Purchased	Share	Or Programs	or Programs

Jan 1 to Jan 31	36,835	$43.50	Not Applicable	Not Applicable

Feb 1 to Feb 28	-	-	Not Applicable	Not Applicable

Mar 1 to Mar 31	-	-	Not Applicable	Not Applicable

Total	36,835	$43.50	Not Applicable	Not Applicable

While the Company does not have a formal or publicly announced stock purchase program, the Company’s board of directors periodically authorizes a dollar amount for share purchases. The treasurer executes share purchase transactions according to these guidelines.

ITEM 6. EXHIBITS

Exhibit 10.15* — Tootsie Roll Industries, Inc. Management Incentive Plan effective January 1, 2023.

Exhibit 31.1 — Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 — Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

TOOTSIE ROLL INDUSTRIES, INC.

Date:	May 10, 2023	BY:	/S/ELLEN R. GORDON

Ellen R. Gordon
Chairman and Chief
Executive Officer

Date:	May 10, 2023	BY:	/S/G. HOWARD EMBER, JR.

G. Howard Ember, Jr.
Vice President Finance and
Chief Financial Officer