Form 10-Q
period 2023-06-30
TOOTSIE ROLL INDUSTRIES INC
filed 2023-08-08
CIK 98677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER 1-1361

Tootsie Roll Industries, Inc.

(Exact Name of Registrant as Specified in its Charter)

Virginia	22-1318955
(State of Incorporation)	(I.R.S. Employer Identification No.)

7401 South Cicero Avenue, Chicago, Illinois	60629
(Address of Principal Executive Offices)	(Zip Code)

773-838-3400

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, par value $0.694 per share	TR	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (June 30, 2023).

Class	Outstanding

Common Stock, $0.694 par value	40,489,994
Class B Common Stock, $0.694 par value	29,452,448

TOOTSIE ROLL INDUSTRIES, INC.

JUNE 30, 2023

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See “Forward-Looking Statements” under Part I — Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands) (Unaudited)

	June 30, 2023	December 31, 2022	June 30, 2022

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$26,047	$53,270	$46,628
Restricted cash	371	365	355
Investments	83,165	96,128	76,462
Accounts receivable trade, less allowances of $2,488, $2,335 and $2,153	49,802	58,556	44,706
Other receivables	7,174	4,299	4,305
Inventories:
Finished goods and work-in-process	92,370	43,595	63,863
Raw materials and supplies	47,557	40,671	37,225
Prepaid expenses	8,105	12,144	7,213
Total current assets	314,591	309,028	280,757

PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	21,782	21,715	21,691
Buildings	142,613	142,462	130,152
Machinery and equipment	468,721	467,977	446,438
Construction in progress	13,370	4,325	26,828
Operating lease right-of-use assets	6,291	4,703	7,019
	652,777	641,182	632,128
Less - accumulated depreciation	438,456	429,139	419,998
Net property, plant and equipment	214,321	212,043	212,130

OTHER ASSETS:
Goodwill	73,237	73,237	73,237
Trademarks	175,024	175,024	175,024
Investments	252,459	247,528	258,075
Prepaid expenses and other assets	2,693	465	494
Deferred income taxes	1,664	1,454	1,397
Total other assets	505,077	497,708	508,227
Total assets	$1,033,989	$1,018,779	$1,001,114

(The accompanying notes are an integral part of these statements.)

(in thousands except per share data) (Unaudited)

	June 30, 2023	December 31, 2022	June 30, 2022

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$22,156	$25,246	$21,618
Bank loans	1,051	1,051	1,020
Dividends payable	6,303	6,154	6,210
Accrued liabilities	59,655	54,444	52,010
Postretirement health care benefits	658	658	616
Operating lease liabilities	1,172	791	1,000
Income taxes payable	-	1,790	-
Total current liabilities	90,995	90,134	82,474

NONCURRENT LIABILITIES:
Deferred income taxes	45,662	45,005	43,051
Postretirement health care benefits	9,304	9,303	12,601
Industrial development bonds	7,500	7,500	7,500
Liability for uncertain tax positions	3,913	3,747	3,584
Operating lease liabilities	5,182	3,952	6,019
Deferred compensation and other liabilities	86,359	76,256	76,870
Total noncurrent liabilities	157,920	145,763	149,625

TOOTSIE ROLL INDUSTRIES, INC. SHAREHOLDERS’ EQUITY:
Common stock, $0.694 par value - 120,000 shares authorized; 40,490, 39,721 and 40,379, respectively, issued	28,118	27,584	28,041
Class B common stock, $0.694 par value - 40,000 shares authorized; 29,452, 28,607 and 28,623, respectively, issued	20,453	19,866	19,877
Capital in excess of par value	753,839	719,606	746,026
Retained earnings	11,656	48,276	8,692
Accumulated other comprehensive loss	(26,698)	(30,169)	(31,368)
Treasury stock (at cost) - 102, 99 and 99 shares, respectively	(1,992)	(1,992)	(1,992)
Total Tootsie Roll Industries, Inc. shareholders’ equity	785,376	783,171	769,276
Noncontrolling interests	(302)	(289)	(261)
Total equity	785,074	782,882	769,015
Total liabilities and shareholders’ equity	$1,033,989	$1,018,779	$1,001,114

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

EARNINGS AND RETAINED EARNINGS

(in thousands except per share amounts) (Unaudited)

	Quarter Ended		Year to Date Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Net product sales	$158,837	$142,081	$319,548	$281,372
Rental and royalty revenue	1,308	1,359	2,689	2,705
Total revenue	160,145	143,440	322,237	284,077
Product cost of goods sold	107,075	95,402	218,481	187,752
Rental and royalty cost	460	386	851	765
Total costs	107,535	95,788	219,332	188,517
Product gross margin	51,762	46,679	101,067	93,620
Rental and royalty gross margin	848	973	1,838	1,940
Total gross margin	52,610	47,652	102,905	95,560
Selling, marketing and administrative expenses	37,857	20,674	75,356	47,747
Earnings from operations	14,753	26,978	27,549	47,813
Other income (loss), net	4,804	(11,137)	9,584	(16,153)
Earnings before income taxes	19,557	15,841	37,133	31,660
Provision for income taxes	4,837	3,860	9,019	7,660
Net earnings	14,720	11,981	28,114	24,000
Less: net loss attributable to noncontrolling interests	(6)	(8)	(13)	(16)
Net earnings attributable to Tootsie Roll Industries, Inc.	$14,726	$11,989	$28,127	$24,016

Net earnings attributable to Tootsie Roll Industries, Inc. per share	$0.21	$0.17	$0.40	$0.34
Dividends per share *	$0.09	$0.09	$0.18	$0.18

Average number of shares outstanding	70,089	70,985	70,156	71,029

Retained earnings at beginning of period	$3,223	$2,904	$48,276	$39,545
Net earnings attributable to Tootsie Roll Industries, Inc.	14,726	11,989	28,127	24,016
Cash dividends	(6,293)	(6,201)	(12,430)	(12,235)
Stock dividends	-	-	(52,317)	(42,634)
Retained earnings at end of period	$11,656	$8,692	$11,656	$8,692

*Does not include 3% stock dividend to shareholders of record on 3/6/23 and 3/7/22.

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS

(in thousands except per share amounts) (Unaudited)

	Quarter Ended		Year to Date Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Net earnings	$14,720	$11,981	$28,114	$24,000

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	1,142	(106)	2,438	463

Pension and postretirement reclassification adjustments:
Unrealized gains (losses) for the period on postretirement and pension benefits	-	-	-	-
Less: reclassification adjustment for (gains) losses to net earnings	(189)	(206)	(379)	(413)
Unrealized gains (losses) on postretirement and pension benefits	(189)	(206)	(379)	(413)

Investments:
Unrealized gains (losses) for the period on investments	(325)	(2,440)	2,169	(8,287)
Less: reclassification adjustment for (gains) losses to net earnings	-	(5)	(1)	(10)
Unrealized gains (losses) on investments	(325)	(2,445)	2,168	(8,297)

Derivatives:
Unrealized gains (losses) for the period on derivatives	(565)	(229)	(470)	(8)
Less: reclassification adjustment for (gains) losses to net earnings	48	(148)	43	(277)
Unrealized gains (losses) on derivatives	(517)	(377)	(427)	(285)

Total other comprehensive income (loss), before tax	111	(3,134)	3,800	(8,532)
Income tax benefit (expense) related to items of other comprehensive income	250	733	(329)	2,177
Total comprehensive earnings	15,081	9,580	31,585	17,645
Comprehensive earnings (loss) attributable to noncontrolling interests	(6)	(8)	(13)	(16)
Total comprehensive earnings attributable to Tootsie Roll Industries, Inc.	$15,087	$9,588	$31,598	$17,661

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Year to Date Ended
	June 30, 2023	June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$28,114	$24,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	9,205	8,451
Deferred income taxes	313	(233)
Amortization of marketable security premiums	2,325	2,792
Changes in operating assets and liabilities:
Accounts receivable	9,601	10,165
Other receivables	(3,338)	(745)
Inventories	(54,304)	(45,483)
Prepaid expenses and other assets	3,233	2,206
Accounts payable and accrued liabilities	353	3,214
Income taxes payable	(769)	(3,813)
Postretirement health care benefits	(378)	(431)
Deferred compensation and other liabilities	503	494
Net cash (used in) provided by operating activities	(5,142)	617
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10,723)	(10,194)
Purchases of trading securities	(1,358)	(1,112)
Sales of trading securities	528	205
Purchase of available for sale securities	(48,522)	(57,731)
Sale and maturity of available for sale securities	66,507	25,993
Net cash provided by (used in) investing activities	6,432	(42,839)
CASH FLOWS FROM FINANCING ACTIVITIES:
Shares purchased and retired	(16,548)	(5,023)
Dividends paid in cash	(12,531)	(12,237)
Proceeds from bank loans	1,997	2,182
Repayment of bank loans	(2,013)	(2,018)
Net cash used in financing activities	(29,095)	(17,096)
Effect of exchange rate changes on cash	588	75
Decrease in cash and cash equivalents	(27,217)	(59,243)
Cash, cash equivalents and restricted cash at beginning of year	53,635	106,226
Cash, cash equivalents and restricted cash at end of quarter	$26,418	$46,983
Supplemental cash flow information:
Income taxes paid/(received), net	$9,521	$11,415
Interest paid	$120	$13
Stock dividend issued	$86,433	$70,242

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

Results of operations for the period ended June 30, 2023 are not necessarily indicative of results to be expected for the year to end December 31, 2023 because of the seasonal nature of the Company’s operations. Historically, the third quarter has been the Company’s largest net product sales quarter due to pre-Halloween net product sales.

Revenue Recognition

The Company’s revenues, primarily net product sales resulting from the sale of goods, reflect the consideration to which the Company expects to be entitled generally based on customer purchase orders. The Company records revenue based on a five-step model in accordance with Accounting Standards Codification ("ASC") Topic 606. Adjustments for estimated customer cash discounts upon payment, discounts for price adjustments, product returns, allowances, and certain advertising and promotional costs, including consumer coupons, are variable consideration and are recorded as a reduction of net product sales revenue in the same period the related net product sales are recorded. Such estimates are calculated using historical averages adjusted for any expected changes due to current business conditions and experience. A net product sale is recorded when the Company delivers the product to the customer or, in certain instances, when the customer picks up the goods at the Company’s distribution center and thereby obtains control of such product. Amounts billed and due from our customers are classified as accounts receivable trade on the balance sheet and require payment on a short-term basis. Accounts receivable trade are unsecured. Shipping and handling costs of $15,432 and $14,156 in second quarter 2023 and 2022, respectively, and $31,665 and $30,694 in first half 2023 and 2022, respectively, are included in selling, marketing and administrative expenses. Royalty income from sales-based licensing arrangements, pursuant to which revenue is recognized as the third-party licensee sales occur, and rental income are not considered revenue from contracts from customers and are presented separately from net product revenue as rental and royalty revenue.

Leases

The Company identifies leases by evaluating its contracts to determine if the contract conveys the right to use an identified asset for a stated period of time in exchange for consideration. The Company considers whether it can control the underlying asset and have the right to obtain substantially all of the economic benefits or outputs from the asset. Leases with terms greater than 12 months are classified as either operating or finance leases at the commencement date.  For these leases, we record the present value of the minimum lease payments over the lease term as a lease liability with an offsetting right-of-use asset that is then presented net of any deferred rent or lease incentives. The discount rate used to calculate the present value of the minimum lease payments is our incremental borrowing rate, as the rate implicit in the lease is generally not known or determinable. The lease term includes any noncancelable period for which the Company has the right to use the asset as well as any future periods to which the Company has the right and intent to extend the lease under the terms of the lease agreement. Currently, all capitalized leases are classified as operating leases and the Company records rental expense on a straight-line basis over the term of the lease.

Recently Adopted Accounting Pronouncements

As of the date of this report, there are no recent accounting pronouncements that have been adopted in the period nor any that have not yet been adopted that Management believes would have a material impact on the Company’s consolidated financial statements.

Note 2 — Average Shares Outstanding

The average number of shares outstanding for six months 2023 reflects aggregate stock purchases of 429 shares for $16,548, excluding excise taxes, and a 3% stock dividend of 2,040 shares distributed on April 7, 2023. The average number of shares outstanding for six months 2022 reflects aggregate stock purchases of 145 shares for $5,023 and a 3% stock dividend of 2,006 shares distributed on April 8, 2022.

Note 3 — Income Taxes

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company remains subject to examination by U.S. federal and state and foreign tax authorities for the years 2019 through 2021. The Company’s consolidated effective income tax rate was 24.7% and 24.4% in second quarter 2023 and 2022, respectively, and 24.3% and 24.2% in first half 2023 and 2022, respectively.

NOTE 4—Share Capital and Capital In Excess of Par Value:

							Capital in
			Class B				Excess
	Common Stock		Common Stock		Treasury Stock		of Par
	Shares	Amount	Shares	Amount	Shares	Amount	Value
	(000’s)		(000’s)		(000’s)
Balance at March 31, 2023	40,871	$28,383	29,463	$20,460	102	$(1,992)	$768,676
Issuance of 3% stock dividend	-	-	-	-	-	-	-
Conversion of Class B common shares to common shares	11	7	(11)	(7)	-	-	-
Purchase and retirement of common shares and other	(392)	(272)	-	-	-	-	(14,837)
Balance at June 30, 2023	40,490	$28,118	29,452	$20,453	102	$(1,992)	$753,839

Balance at March 31, 2022	40,487	$28,116	28,626	$19,879	99	$(1,992)	$749,819
Issuance of 3% stock dividend	-	-	-	-	-	-	-
Conversion of Class B common shares to common shares	4	3	(4)	(3)	-	-	-
Purchase and retirement of common shares and other	(112)	(78)	1	1	-	-	(3,793)
Balance at June 30, 2022	40,379	$28,041	28,623	$19,877	99	$(1,992)	$746,026

Balance at December 31, 2022	39,721	$27,584	28,607	$19,866	99	$(1,992)	$719,606
Issuance of 3% stock dividend	1,185	823	858	596	3	-	50,648
Conversion of Class B common shares to common shares	13	9	(13)	(9)	-	-	-
Purchase and retirement of common shares and other	(429)	(298)	-	-	-	-	(16,415)
Balance at June 30, 2023	40,490	$28,118	29,452	$20,453	102	$(1,992)	$753,839

Balance at December 31, 2021	39,344	$27,322	27,793	$19,300	96	$(1,992)	$709,880
Issuance of 3% stock dividend	1,176	817	833	579	3	-	41,068
Conversion of Class B common shares to common shares	4	3	(4)	(3)	-	-	-
Purchase and retirement of common shares and other	(145)	(101)	1	1	-	-	(4,922)
Balance at June 30, 2022	40,379	$28,041	28,623	$19,877	99	$(1,992)	$746,026

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

As of June 30, 2023, December 31, 2022 and June 30, 2022, the Company held certain financial assets that are required to be measured at fair value on a recurring basis. These included derivative hedging instruments related to the purchase of certain raw materials and foreign currencies, investments in trading securities and available for sale securities. The Company’s available for sale securities principally consist of corporate bonds but also include variable rate demand notes. While the Company generally holds its available for sale investments to maturity, the Company would sell prior to maturity if it was considered beneficial to do so for tax-planning strategies or if the Company required the funds to finance a significant reinvestment in the Company, including an acquisition. As such, the Company does not classify any investments as held to maturity which is restrictive under GAAP because the use of amortized cost must be justified for each security.

The fair value of the Company’s industrial revenue development bonds at June 30, 2023, December 31, 2022 and June 30, 2022 were valued using Level 2 inputs which approximates the carrying value of $7,500 for the respective periods. Interest rates on these bonds are reset weekly based on current market conditions.

The following table presents information about the Company’s financial assets and liabilities measured at fair value as of June 30, 2023, December 31, 2022 and June 30, 2022 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Estimated Fair Value June 30, 2023
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$26,047	$26,047	$-	$-
Available for sale securities	254,305	4,510	249,795	-
Foreign currency derivatives	108	-	108	-
Commodity derivatives	(806)	(806)	-	-
Trading securities	81,319	65,065	16,254	-
Total assets measured at fair value	$360,973	$94,816	$266,157	$-

	Estimated Fair Value December 31, 2022
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$53,270	$53,270	$-	$-
Available for sale securities	272,448	1,889	270,559	-
Foreign currency derivatives	(282)	-	(282)	-
Commodity derivatives	10	10	-	-
Trading securities	71,208	56,049	15,159	-
Total assets measured at fair value	$396,654	$111,218	$285,436	$-

	Estimated Fair Value June 30, 2022
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$46,628	$46,628	$-	$-
Available for sale securities	262,057	748	261,309	-
Foreign currency derivatives	165	-	165	-
Commodity derivatives	100	100	-	-
Trading securities	72,480	56,964	15,516	-
Total assets measured at fair value	$381,430	$104,440	$276,990	$-

Note 6 — Derivative Instruments and Hedging Activities

From time to time, the Company uses derivative instruments, including foreign currency forward contracts and commodity futures contracts, to manage its exposures to foreign exchange and commodity prices. Commodity futures contracts are intended and effective as hedges of market price risks associated with the anticipated purchase of certain raw materials (primarily sugar). Foreign currency forward contracts are intended and effective as hedges of the Company’s exposure to the variability of cash flows, primarily related to the foreign exchange rate changes of products manufactured in Canada and sold in the United States, and periodic equipment purchases from foreign suppliers denominated in a foreign currency. The Company does not engage in trading or other speculative use of derivative instruments.

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

Changes in the fair value of the Company’s cash flow hedges are recorded in accumulated other comprehensive loss, net of tax, and are reclassified to earnings in the periods in which earnings are affected by the hedged item. Substantially all amounts reported in accumulated other comprehensive loss for commodity derivatives are expected to be reclassified to cost of goods sold. Approximately $(186), $(563) and $(57) of this accumulated comprehensive gain (loss) is expected to be reclassified to earnings in 2023, 2024 and 2025, respectively. Approximately $(15) and $123 reported in accumulated other comprehensive gain (loss) for foreign currency derivatives are expected to be reclassified to other income, net in 2023 and 2024, respectively.

The following table summarizes the Company’s outstanding derivative contracts and their effects on its Condensed Consolidated Statements of Financial Position at June 30, 2023, December 31, 2022 and June 30, 2022:

	June 30, 2023
	Notional
	Amounts	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign currency derivatives	$12,021	$154	$(46)
Commodity derivatives	16,496	75	(881)
Total derivatives		$229	$(927)

	December 31, 2022
	Notional
	Amounts	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign currency derivatives	$7,264	$-	$(282)
Commodity derivatives	189	10	-
Total derivatives		$10	$(282)

	June 30, 2022
	Notional
	Amounts	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign currency derivatives	$8,503	$186	$(21)
Commodity derivatives	2,185	111	(11)
Total derivatives		$297	$(32)

The effects of derivative instruments on the Company’s Condensed Consolidated Statements of Earnings and Retained Earnings and the Condensed Consolidated Statements of Comprehensive Earnings for periods ended June 30, 2023 and June 30, 2022 are as follows:

	For Quarter Ended June 30, 2023
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency derivatives	$292	$(48)	$-
Commodity derivatives	(857)	-	-
Total	$(565)	$(48)	$-

	For Quarter Ended June 30, 2022
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency derivatives	$(149)	$86	$-
Commodity derivatives	(80)	62	-
Total	$(229)	$148	$-

	For Year to Date Ended June 30, 2023
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency derivatives	$253	$(136)	$-
Commodity derivatives	(723)	93	-
Total	$(470)	$(43)	$-

	For Year to Date Ended June 30, 2022
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency derivatives	$(73)	$188	$-
Commodity derivatives	65	89	-
Total	$(8)	$277	$-

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

The Company has been advised that its withdrawal liability would have been $104,300, $99,300 and $99,800 if it had withdrawn from the Plan during 2021, 2020 and 2019, respectively. The Plan has not yet provided an actuarial estimate of a withdrawal liability calculated as if the Company were to have withdrawn from the Plan during 2022. Should the Company actually withdraw from the Plan at a future date, its withdrawal liability payable under the Plan could be higher than the above discussed amounts.

The Company’s pension expense for this Plan for first half 2023 and 2022 was $1,951 and $1,822, respectively. The aforementioned expense includes surcharges of $688 and $642 for first half 2023 and 2022, respectively, as required under the amended plan of rehabilitation. The Company’s twelve months pension expense for this Plan for 2022 and 2021 was $3,510 and $3,156, respectively, which includes surcharges of $1,237 and $1,112, respectively. From 2012 through 2020, the Company’s employer contributions were subject to annual 5% compounded surcharge increases. Beginning in 2021, the Plan ceased additional surcharges, but the prior surcharges remain in effect indefinitely.

During first quarter 2023, the Plan submitted an initial application to the PBGC for Special Financial Assistance under the American Rescue Plan Act of 2021. The Plan withdrew the application in the second quarter of 2023 and intends to resubmit after resolving certain aspects identified through discussions with the PBGC. If the application is approved, the Special Financial Assistance funds the plan would receive are expected to have a material effect on the Plan’s assets. The Company’s actuary believes that it still remains unclear if the Plan can remain solvent through the targeted date of 2051 and that the regulations under the aforementioned PBGC financial assistance could result in a higher withdrawal liability even with PBGC financial assistance. The Company is currently unable to determine the ultimate outcome of the above discussed multi-employer union pension matters and therefore is unable to determine the effects on its consolidated financial statements, but the ultimate outcome could have a material adverse effect on the Company’s consolidated results of operations or cash flows in one or more future periods.

Note 8 — Accumulated Other Comprehensive Earnings (Loss)

Accumulated Other Comprehensive Earnings (Loss) consists of the following components:

						Accumulated
	Foreign		Foreign		Postretirement	Other
	Currency		Currency	Commodity	and Pension	Comprehensive
	Translation	Investments	Derivatives	Derivatives	Benefits	Earnings (Loss)
Balance at March 31, 2023	$(22,499)	$(6,919)	$(178)	$39	$2,498	$(27,059)
Other comprehensive earnings (loss) before reclassifications	1,142	(247)	221	(648)	-	468
Reclassifications from accumulated other comprehensive loss	-	-	36	-	(143)	(107)
Other comprehensive earnings (loss) net of tax	1,142	(247)	257	(648)	(143)	361
Balance at June 30, 2023	$(21,357)	$(7,166)	$79	$(609)	$2,355	$(26,698)

Balance at March 31, 2022	$(24,313)	$(5,722)	$302	$184	$582	$(28,967)
Other comprehensive earnings (loss) before reclassifications	(106)	(1,849)	(113)	(61)	-	(2,129)
Reclassifications from accumulated other comprehensive loss	-	(4)	(65)	(47)	(156)	(272)
Other comprehensive earnings (loss) net of tax	(106)	(1,853)	(178)	(108)	(156)	(2,401)
Balance at June 30, 2022	$(24,419)	$(7,575)	$124	$76	$426	$(31,368)

Balance at December 31, 2022	$(23,795)	$(8,809)	$(215)	$8	$2,642	$(30,169)
Other comprehensive earnings (loss) before reclassifications	2,438	1,643	192	(547)	-	3,726
Reclassifications from accumulated other comprehensive loss	-	-	102	(70)	(287)	(255)
Other comprehensive earnings (loss) net of tax	2,438	1,643	294	(617)	(287)	3,471
Balance at June 30, 2023	$(21,357)	$(7,166)	$79	$(609)	$2,355	$(26,698)

Balance at December 31, 2021	$(24,882)	$(1,286)	$322	$94	$739	$(25,013)
Other comprehensive earnings (loss) before reclassifications	463	(6,281)	(56)	50	-	(5,824)
Reclassifications from accumulated other comprehensive loss	-	(8)	(142)	(68)	(313)	(531)
Other comprehensive earnings (loss) net of tax	463	(6,289)	(198)	(18)	(313)	(6,355)
Balance at June 30, 2022	$(24,419)	$(7,575)	$124	$76	$426	$(31,368)

The amounts reclassified from accumulated other comprehensive income (loss) consisted of the following:

Details about Accumulated Other	Quarter Ended		Year to Date Ended		Location of (Gain) Loss
Comprehensive Income Components	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022	Recognized in Earnings
Investments	$-	$(5)	$(1)	$(10)	Other income, net
Foreign currency derivatives	48	(86)	136	(188)	Other income, net
Commodity derivatives	-	(62)	(93)	(89)	Product cost of goods sold
Postretirement and pension benefits	(189)	(206)	(379)	(413)	Other income, net
Total before tax	(141)	(359)	(337)	(700)
Tax (expense) benefit	34	87	82	169
Net of tax	$(107)	$(272)	$(255)	$(531)

Note 9 — Restricted Cash

Restricted cash comprises certain cash deposits of the Company’s Spanish subsidiary with international banks that are pledged as collateral for letters of credit and bank borrowings.

Note 10 — Bank Loans

Bank loans consist of short term (less than 120 days) borrowings by the Company’s Spanish subsidiary that are held by international banks. The weighted-average interest rate as of June 30, 2023 and 2022 was 5.9% and 3.1%, respectively.

Note 11 — Leases

The Company leases certain buildings, land and equipment that are classified as operating leases. These leases have remaining lease terms of up to approximately 18 years. Operating lease cost totaled $367 and $277 in the second quarter of 2023 and 2022, respectively, and $602 and $556 for the first half of 2023 and 2022, respectively. Cash paid for operating lease liabilities is substantially the same as operating lease cost and is presented in cash flows from operating activities.  As of June 30, 2023 and 2022, operating lease right-of-use assets were $6,291 and $7,019, respectively, and operating lease liabilities were $6,354 and $7,019, respectively. The weighted-average remaining lease term related to these operating leases was 12.5 years and 7.1 years as of June 30, 2023 and 2022, respectively. The weighted-average discount rate related to the Company’s operating leases was 3.4% and 2.0% as of June 30, 2023 and 2022, respectively. Maturities of the Company’s operating lease liabilities at June 30, 2023 are as follows: $549 in 2023 (rest of year), $781 in 2024, $712 in 2025, $431 in 2026, $320 in 2027 and $3,561 thereafter.

The Company, as lessor, rents certain commercial real estate to third-party lessees. The June 30, 2023 and 2022 cost related to these leased properties was $51,370 and $51,370, respectively, and the accumulated depreciation related to these leased properties was $17,432 and $16,373, respectively. Terms of such leases, including renewal options, may be extended for up to fifty-seven years, many of which provide for periodic adjustment of rent payments based on changes in consumer or other price indices. The Company recognizes lease income on a straight-line basis over the lease term. Lease income in second quarter and first half 2023 and 2022 was $1,222 and $1,245, respectively, and $2,443 and $2,458, respectively, and is classified in cash flows from operating activities.

On June 28, 2023, the Company, as lessor, entered into a lease agreement with a new tenant that will commence in the second quarter of 2024. The lease is for an industrial building the Company owns in Canada that is currently being leased under an agreement that will expire in the first quarter of 2024. The new lease has an initial term of 15 years and allows the tenant to extend for up to 10 years. The deferred impact of initial direct costs and any deferred rent adjustments, as they are recorded, are included in long term Prepaid expense and other assets on the Consolidated Statements of Financial Position

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Net product sales were $158,837 in second quarter 2023 compared to $142,081 in second quarter 2022, an increase of $16,756 or 11.8%. First half 2023 net product sales were $319,548 compared to $281,372 in first half 2022, an increase of $38,176 or 13.6%. Domestic (U.S.) net product sales in second quarter and first half 2023 increased 10.3% and 12.3%, respectively, compared to the corresponding periods in the prior year, and, foreign net product sales, including exports to foreign markets, increased 28.6% and 28.7%, respectively, compared to the corresponding periods in the prior year. For the second quarter and first half 2023, domestic sales represented 90.8% and 91.2%, respectively, of total consolidated net product sales. Sales growth in second quarter and first half 2023 was driven by effective sales and marketing programs, including seasonal sales programs during this period. Higher sales price realization was the primary contributor to the sales increase in second quarter and first half 2023, however, higher sales volumes were also achieved in second quarter and first half 2023 compared to second quarter and first half 2022.

Although the increase in second quarter and first half 2023 sales contributed to improved net earnings, higher input costs significantly mitigated the benefits of these higher sales. Second quarter and first half 2023 gross profit margins were adversely affected by higher costs for ingredients, packaging materials, labor and employee fringe benefits, plant manufacturing repairs and maintenance, and many manufacturing supplies and services. We also incurred additional costs, including overtime and extended operating shifts for plant manufacturing, to meet our sales demands in 2023.

Our input unit costs moved significantly higher in second quarter and first half 2023 as most of our supply contracts for ingredients, packaging materials and manufacturing supplies and services expired at the end of 2022, and new supply agreements at higher prices became effective in early first quarter 2023. These higher costs in 2023 are incremental to the significant increase in input costs that we experienced last year in 2022 when compared to 2021. We believe that the increases in ingredients and packaging materials since 2021 are the greatest that we have experienced over a two-year period in over twenty years. Limited supply and continuing high demand for certain ingredients, as well as generally elevated commodity markets and overall inflation, have driven up our unit costs for many ingredients and materials in each of the past two years. The Company uses the Last-In-First-Out (LIFO) method of accounting for inventory and costs of goods sold which results in lower current income taxes during such periods of increasing costs and higher inflation, but this method does charge the most current costs to cost of goods sold and thereby accelerates the realization of these higher costs.

Product cost of goods sold was $107,075 in second quarter 2023 compared to $95,402 in second quarter 2022, and first half 2023 product cost of goods sold was $218,481 compared to $187,752 in first half 2022. Product cost of goods sold includes $256 and $(865) of certain deferred compensation expenses (credits) in second quarter 2023 and 2022, respectively, and $486 and $(1,134) of certain deferred compensation expenses (credits) in first half 2023 and 2022, respectively. These deferred compensation expenses (credits) principally resulted from the changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Adjusting for the aforementioned, product cost of goods sold increased from $96,267 in second quarter 2022 to $106,819 in second quarter 2023, an increase of $10,552 or 11.0%; and increased from $188,886 in first half 2022 to $217,995 in first half 2023, an increase of $29,109 or 15.4%. As a percentage of net product sales, adjusted product cost of goods sold was 67.3% and 67.8% in second quarter 2023 and 2022, respectively, a favorable decrease of 0.5 percentage points; and adjusted product cost of goods sold was 68.2% and 67.1% in first half 2023 and 2022, respectively, an unfavorable increase of 1.1 percentage points. Second quarter and first half 2023 adjusted product cost of goods sold as a percentage of sales was adversely affected by increasing costs for ingredients and packaging materials as discussed above, as well as for certain manufacturing supplies and services, plant utilities, and labor and benefits, including overtime and extended work shifts. Although the above discussed higher costs for ingredients and packaging materials adversely affected results for second quarter and first half 2023, higher sales and production volumes provided some benefit as certain plant manufacturing overhead costs are generally fixed and do not change significantly when volume increases. In addition, certain cost and expense reductions initiated by the Company mitigated some of the cost increase in adjusted product cost of goods sold in second quarter and first half 2023 compared to the corresponding period in the prior year.

Our supply chain improved in first half 2023 compared to 2022. However, we remain focused on the supply chain in order to insure that we avoid delays and disruptions which could result in the temporary shut-down of one or more manufacturing lines resulting in lost sales and profits in 2023. Although the labor market is not as tight this year compared to a year ago, we continue to experience some labor challenges at some of our manufacturing plant locations. We did expand our work shifts and overtime in first half 2023 in order to increase production and inventory levels, and to help insure that we can meet our sales demands in 2023.

In response to higher costs for ingredients, packaging materials, and other input costs, many companies in the consumer products industry have increased selling prices during the 2021 through 2023 period. We have and continue to implement price increases as well with the objective of improving sales price realization in order to pass along some of these higher input costs and restore some of our margin declines. Price increases were phased in principally beginning in second half 2021 and have continued into 2023. We have made some progress in restoring our margins this year, but we have not as yet restored our margins to historical levels. As we look into 2024, we believe that our costs for ingredients will be even higher in 2024 than in 2023. Continuing increases in input costs and overall high inflation may not allow us to fully restore our margins to historical levels. Although the Company continues to monitor these higher input costs and price increases, we are mindful of the effects and limits of passing on all of these higher input costs to our customers as well as the final consumers of our products.

Selling, marketing and administrative expenses were $37,857 in second quarter 2023 compared to $20,674 in second quarter 2022, and first half 2023 selling, marketing and administrative expenses were $75,356 compared to $47,747 in first half 2022. Selling, marketing and administrative expenses include $4,675 and $(11,693) of certain deferred compensation expenses (credits) in second quarter 2023 and 2022, respectively; and $8,792 and $(17,029) of certain deferred compensation expenses (credits) in first half 2023 and 2022, respectively. As discussed above, these expenses (credits) principally result from changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Adjusting for the aforementioned deferred compensation expenses (credits), selling, marketing and administrative expenses increased from $32,367 in second quarter 2022 to $33,182 in second quarter 2023, an increase of $815 or 2.5%; and selling, marketing and administrative expenses increased from $64,776 in first half 2022 to $66,564 in first half 2023 an increase of $1,788 or 2.8%. As a percentage of net product sales, adjusted selling, marketing and administrative expenses decreased from 22.8% in second quarter 2022 to 20.9% in second quarter 2023, a favorable decrease of 1.9 percentage points as a percent of net product sales; and adjusted selling, marketing and administrative expenses decreased from 23.0% in first half 2022 to 20.8% in first half 2023, a favorable decrease of 2.2 percentage points as a percent of net sales. These lower expenses as a percentage of sales reflect the benefits of higher sales, including higher price realization, against certain expenses that are generally fixed and do not change significantly with changes in sales.

Selling, marketing and administrative expenses include $15,432 and $14,156 for customer freight, delivery and warehousing expenses in second quarter 2023 and 2022, respectively, an increase of $1,276 or 9.0%; and $31,665 and $30,694 in first half 2023 and 2022, respectively, an increase of $971 or 3.2%. These expenses were 9.7% and 10.0% of net product sales in second quarter 2023 and 2022, respectively; and were 9.9% and 10.9% of net product sales in first half 2023 and 2022, respectively. Customer freight and delivery unit costs, including the cost per pound shipped, was more favorable in first half 2023 compared to first half 2022.

Earnings from operations were $14,753 in second quarter 2023 compared to $26,978 in second quarter 2022; and were $27,549 in first half 2023 compared to $47,813 in first half 2022. Earnings from operations include $4,931 and $(12,558) of certain deferred compensation expenses (credits) in second quarter 2023 and 2022, respectively; and include $9,278 and $(18,163) of certain deferred compensation expenses (credits) in first half 2023 and 2022, respectively, which is discussed above. Adjusting for these deferred compensation costs and expenses (credits), adjusted earnings from operations were $19,684 and $14,420 in second quarter 2023 and 2022, respectively, an increase of $5,264 or 36.5%; and adjusted operating earnings were $36,827 and $29,650 in first half 2023 and 2022, respectively, an increase of $7,177 or 24.2%. As a percentage of net product sales, these adjusted operating earnings were 12.4% and 10.1% in second quarter 2023 and 2022, respectively, a favorable increase of 2.3 percentage points;

and as a percentage of net product sales, these adjusted operating earnings were 11.5% and 10.5% in first half 2023 and 2022, respectively, a favorable increase of 1.0 percentage points. Although higher second quarter and first half 2023 sales contributed to improved operating earnings compared to the corresponding prior year period, higher input costs, as discussed above, substantially offset much of the benefits of increased sales.

Other income (loss), net was $4,804 in second quarter 2023 compared to $(11,137) in second quarter 2022; and $9,584 in first half 2023 compared to $(16,153) in first half 2022. Other income (loss), net for second quarter 2023 and 2022 includes net gains (losses) and investment income of $4,931 and $(12,558), respectively, on trading securities which provide an economic hedge of the Company’s deferred compensation liabilities; and other income, net for first half 2023 and 2022 includes net gains (losses) and investment income of $9,278 and $(18,163), respectively, on trading securities. The investment gains and (losses) on trading securities in second quarter and first half 2023 and 2022 reflect the overall changes in the equity markets during these periods. These changes in market values were substantially offset by a like amount of deferred compensation expense (credits) included in product cost of goods sold and selling, marketing, and administrative expenses in the respective periods as discussed above.

Management believes the comparisons presented in the preceding paragraphs, after adjusting for changes in deferred compensation, are more reflective of the underlying operations of the Company.

Other income (loss), net for second quarter 2023 and 2022 includes investment income on available for sale securities of $1,145 and $513 in 2023 and 2022, respectively; and other income, net for first half 2023 and 2022 includes investment income on available for sale securities of $2,308 and $1,069 in 2023 and 2022, respectively. Other income (loss), net also includes pre-tax gain (loss) on foreign exchange of $(1,315) and $662 in second quarter 2023 and 2022, respectively; and $(2,060) and $510 in first half 2023 and 2022, respectively.

The consolidated effective tax rates were 24.7% and 24.4% in second quarter 2023 and 2022, respectively; and 24.3% and 24.2% in first half 2023 and 2022, respectively.

Net earnings attributable to Tootsie Roll Industries, Inc. were $14,726 (after $6 net loss attributed to non-controlling interests) in second quarter 2023 compared to $11,989 (after $8 net loss attributed to non-controlling interests) in second quarter 2022, and earnings per share were $0.21 and $0.17 in second quarter 2023 and 2022, respectively, an increase of $0.04 per share, or 23.5%. First half 2023 net earnings attributable to Tootsie Roll Industries, Inc. were $28,127 (after $13 net loss attributed to non-controlling interests) compared to first half 2022 net earnings of $24,016 (after $16 net loss attributed to non-controlling interests), and net earnings per share were $0.40 and $0.34 in first half 2023 and first half 2022, respectively, an increase of $0.06 per share or 17.6%. Earnings per share attributable to Tootsie Roll Industries, Inc. for second quarter and first half 2023 benefited from the reduction in average shares outstanding resulting from purchases in the open market by the Company of its common stock. Average shares outstanding decreased from 70,985 at second quarter 2022 to 70,089 at second quarter 2023, and from 71,029 in first half 2022 to 70,156 in first half 2023.

Goodwill and intangibles, principally trademarks, are assessed annually as of December 31 or whenever events or circumstances indicate that the carrying values may not be recoverable from future cash flows. The Company has not identified any triggering events, as defined, or other adverse information that would indicate a material impairment of its goodwill or intangibles in first half 2023. Although Company management has not identified any trigging events at this time relating to its intangibles, factors that may have longer term effects on consumer lifestyles and behavior, as outlined in the Company’s risk factors discussed on Form 10-K for the year ended December 31, 2022, could change this assessment in the future.

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

The Company has been advised that its withdrawal liability would have been $104,300, $99,300 and $99,800 if it had withdrawn from the Plan during 2021, 2020 and 2019, respectively. The Plan has not yet provided an actuarial estimate of a withdrawal liability calculated as if the Company were to have withdrawn from the Plan during 2022. The Company’s relative share of the Plan’s contribution base, driven by employer withdrawals, has increased in the last several years, and management believes that this trend could continue indefinitely and add upward pressure on the Company’s withdrawal liability. Based on the above, including the Company’s increase in such union labor hours to meet its higher product demand and the Plan’s projected insolvency in the next 20 years, management believes that the Company’s withdrawal liability will likely increase further in future years.

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

The amended rehabilitation plan, which also continues, required that employer contributions include 5% compounded annual surcharge increases each year for an unspecified period of time beginning in 2012 as well as certain plan benefit reductions. In fourth quarter 2020, the Plan Trustees advised the Company that the surcharges would no longer increase annually and therefore be “frozen” at the rates and amounts in effect as of December 31, 2020 provided that the local bargaining union and the Company executed a formal consent agreement by June 30, 2021. The Trustees advised that they have concluded that continuing increases in surcharges would likely have a long-term adverse effect on the solvency of the Plan. The Trustees concluded that further increases would result in increasing financial hardships and withdrawals of participating employers, and that this change will not have a material effect on the Plan’s insolvency date. In first quarter 2021, the local bargaining union and the Company executed this agreement which resulted in the “freezing” of such surcharges as of December 31, 2020.

The Company’s pension expense for this Plan for first half 2023 and 2022 was $1,951 and $1,822, respectively. The aforementioned expense includes surcharges of $688 and $642 for first half 2023 and 2022, respectively, as required under the amended plan of rehabilitation. The Company’s twelve months pension expense for this Plan for 2022 and 2021 was $3,510 and $3,156, respectively, which includes surcharges of $1,237 and $1,112, respectively. From 2012 through 2020, the Company’s employer contributions were subject to annual 5% compounded surcharge increases. Beginning in 2021, the Plan ceased additional surcharges, but the prior surcharges remain in effect indefinitely.

On March 1, 2023, the Plan submitted an initial application to the PBGC for Special Financial Assistance under the American Rescue Plan Act of 2021. On June 13, 2023, the Plan advised us that they withdrew the application and intends to resubmit after resolving certain aspects identified through discussions with the PBGC. Company management understands that this legislation would provide financial assistance from the PBGC to shore up financially distressed multi-employer plans to ensure that they can remain solvent and continue to pay benefits to retirees through 2051 without any reduction in retiree benefits. Nonetheless, the Company’s actuary believes that given the Plan’s projected insolvency within the next 20 years as well as other factors, that it still remains unclear if the Plan can remain solvent through the targeted date of 2051. The Company’s actuary also advised that the regulations under the aforementioned PBGC financial assistance could result in a higher Company withdrawal liability even with PBGC financial assistance.

During second quarter 2023, the Company and the union concluded negotiations and entered into a new five year contract which expires in September 2027 (prior contract expired in September 2022). Under terms of this new union contract the Company is obligated to continue its participation in the Plan. The Company is unable to determine the ultimate outcome of the above discussed multi-employer union pension matter and therefore is unable to determine the effects on its consolidated financial statements, but the ultimate outcome could have a material adverse effect on the Company’s consolidated results of operations or cash flows in one or more future periods. See also Note 7 of the Company’s Note to Consolidated Financial Statements on Form 10-K for the year ended December 31, 2022

The Company is focused on the longer term and therefore is continuing to make investments in plant manufacturing operations to meet new consumer and customer product demands, achieve product quality improvements, expand capacity in certain product lines, and increase operational efficiencies in order to provide genuine value to consumers.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows (used in) provided by operating activities were $(5,142) and $617 in first half 2023 and 2022, respectively, an unfavorable decrease of $5,759. The $5,759 decrease in cash flows from operating activities from 2023 to 2022 reflects significantly higher production and inventory levels, including the effects of higher costs for materials as discussed above, resulting in more cash used in inventories in first half 2023. We have accelerated our production plans in 2023 to increase our production capacity to help insure that we can meet our 2023 sales demands and customer deliveries, including pre-Halloween 2023 sales demands in third quarter 2023.

Net cash provided by (used in) investing activities was $6,432 in first half 2023 compared to $(42,839) in first half 2022. Cash flows used in investing activities reflect $48,522 and $57,731 of purchases of available for sale securities during first half 2023 and 2022, respectively, and $66,507 and $25,993 of sales and maturities of available for sale securities during first half 2023 and 2022, respectively. First half 2023 and 2022 investing activities include capital expenditures of $10,723 and $10,194, respectively. All capital expenditures have been or are expected to be funded from the Company’s cash flow from operations and internal sources including available for sale securities.

The Company’s consolidated financial statements include bank borrowings of $1,051 and $1,020 at June 30, 2023 and 2022, respectively, all of which relate to its Spanish subsidiary. The Company had no other outstanding bank borrowings at June 30, 2023.

Financing activities include Company common stock purchases and retirements of $16,548 and $5,023 in first half 2023 and 2022, respectively. Cash dividends of $12,531 and $12,237 were paid in first half 2023 and 2022, respectively.

The Company’s current ratio (current assets divided by current liabilities) was 3.5 to 1 at June 30, 2023 compared to 3.4 to 1 at December 31, 2022 and 3.4 to 1 at June 30, 2022. Net working capital was $223,596 at June 30, 2023 compared to $218,894 and $198,283 at December 31, 2022 and June 30, 2022, respectively. Included in net working capital is cash and cash equivalents and short-term investments totaling $109,212 at June 30, 2023 compared to $149,398 and $123,090 at December 31, 2022 and June 30, 2022, respectively. In addition, long term investments, principally debt securities comprising corporate bonds, were $252,459 at June 30, 2023, as compared to $247,528 and $258,075 at December 31, 2022 and June 30, 2022, respectively. Aggregate cash and cash equivalents and short and long-term investments were $361,671, $396,926, and $381,165, at June 30, 2023, December 31, 2022 and June 30, 2022, respectively, including $81,319, $71,208, and $72,480 at June 30, 2023, December 31, 2022 and June 30, 2022,

respectively, relating to trading securities which are used as an economic hedge for the Company’s deferred compensation liabilities.

Investments in available for sale securities, primarily high quality corporate bonds, that matured during first half 2023 and 2022 were generally used in working capital and to purchase the Company’s common stock, or were replaced with debt securities of similar maturities. The net unrealized loss on available for sale investments was approximately $7,200 and $7,600 at June 30 2023 and 2022, respectively, which principally reflects the increase in interest rates since such securities were purchased. The Company expects to hold these securities to maturity and therefore does not expect to ultimately realized the aforementioned unrealized losses (see also Item 3 below, QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK).

The Company periodically contributes to a VEBA trust, managed and controlled by the Company, to fund the estimated future costs of certain employee health, welfare and other benefits. The Company is currently using these VEBA funds to pay the actual cost of such benefits through part or all of 2023. The VEBA trust held $1,942, $3,879 and $3,050 of aggregate cash and cash equivalents at June 30, 2023, December 31, 2022 and June 30, 2022, respectively. The Company is currently reviewing the longer term funding needs for this VEBA and will likely add additional funding in third quarter 2023. This asset value is included in prepaid expenses and long-term other assets in the Company’s Consolidated Statement of Financial Position. These assets are categorized as Level 2 within the fair value hierarchy.

ACCOUNTING PRONOUNCEMENTS

See Note 1 of the Company’s Condensed Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS

This discussion and certain other sections contain forward-looking statements that are based largely on the Company’s current expectations and are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of words such as “anticipated,” “believe,” “expect,” “intend,” “estimate,” “project,” “plan” and other words of similar meaning in connection with a discussion of future operating or financial performance and are subject to certain factors, risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements. Such factors, risks, trends and uncertainties, which in some instances are beyond the Company’s control, include high input costs, the overall competitive environment in the Company’s industry, successful distribution and sell-through during Halloween and other seasons, supply chain disruptions, availability of labor, and changes in assumptions, judgments and risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of Management, the Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2023 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to Management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the Company’s purchases of its common stock during the quarter ended June 30, 2023:

				Approximate Dollar
	(a) Total		Shares	Value of Shares that
	Number of	(b) Average	Purchased as Part of	May Yet Be Purchased
	Shares	Price Paid per	Publicly Announced Plans	Under the Plans
Period	Purchased	Share	Or Programs	or Programs

Apr 1 to Apr 30	-	$-	Not Applicable	Not Applicable

May 1 to May 31	184,165	38.37	Not Applicable	Not Applicable

Jun 1 to Jun 30	207,626	37.86	Not Applicable	Not Applicable

Total	391,791	$38.10	Not Applicable	Not Applicable

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

TOOTSIE ROLL INDUSTRIES, INC.

Date:	August 8, 2023	BY:	/S/ELLEN R. GORDON

Ellen R. Gordon
Chairman and Chief
Executive Officer

Date:	August 8, 2023	BY:	/S/G. HOWARD EMBER, JR.

G. Howard Ember, Jr.
Vice President Finance and
Chief Financial Officer