Form 10-Q
period 2023-09-30
TOOTSIE ROLL INDUSTRIES INC
filed 2023-11-08
CIK 98677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

` Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (September 30, 2023).

Class	Outstanding

Common Stock, $0.694 par value	40,172,228
Class B Common Stock, $0.694 par value	29,452,004

TOOTSIE ROLL INDUSTRIES, INC.

SEPTEMBER 30, 2023

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See “Forward-Looking Statements” under Part I — Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands) (Unaudited)

	September 30, 2023	December 31, 2022	September 30, 2022

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$47,320	$53,270	$57,216
Restricted cash	360	365	332
Investments	88,080	96,128	88,510
Accounts receivable trade, less allowances of $3,302, $2,335 and $2,949	80,118	58,556	82,315
Other receivables	5,563	4,299	4,120
Inventories:
Finished goods and work-in-process	61,876	43,595	48,758
Raw materials and supplies	45,716	40,671	40,797
Prepaid expenses	7,027	12,144	2,018
Total current assets	336,060	309,028	324,066

PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	21,758	21,715	21,673
Buildings	143,013	142,462	130,131
Machinery and equipment	468,292	467,977	446,487
Construction in progress	21,163	4,325	32,409
Operating lease right-of-use assets	5,991	4,703	4,746
	660,217	641,182	635,446
Less - accumulated depreciation	442,796	429,139	424,600
Net property, plant and equipment	217,421	212,043	210,846

OTHER ASSETS:
Goodwill	73,237	73,237	73,237
Trademarks	175,024	175,024	175,024
Investments	243,205	247,528	241,308
Prepaid expenses and other assets	19,344	465	480
Deferred income taxes	1,617	1,454	1,394
Total other assets	512,427	497,708	491,443
Total assets	$1,065,908	$1,018,779	$1,026,355

(The accompanying notes are an integral part of these statements.)

(in thousands except per share data) (Unaudited)

	September 30, 2023	December 31, 2022	September 30, 2022

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$22,696	$25,246	$30,728
Bank loans	1,018	1,051	949
Dividends payable	6,261	6,154	6,200
Accrued liabilities	72,329	54,444	60,330
Postretirement health care benefits	658	658	616
Operating lease liabilities	1,073	791	833
Income taxes payable	1,599	1,790	1,863
Total current liabilities	105,634	90,134	101,519

NONCURRENT LIABILITIES:
Deferred income taxes	46,021	45,005	41,351
Postretirement health care benefits	9,321	9,303	12,609
Industrial development bonds	7,500	7,500	7,500
Liability for uncertain tax positions	3,818	3,747	3,540
Operating lease liabilities	5,002	3,952	3,936
Deferred compensation and other liabilities	85,045	76,256	72,577
Total noncurrent liabilities	156,707	145,763	141,513

TOOTSIE ROLL INDUSTRIES, INC. SHAREHOLDERS’ EQUITY:
Common stock, $0.694 par value - 120,000 shares authorized; 40,172, 39,721 and 40,294, respectively, issued	27,897	27,584	27,982
Class B common stock, $0.694 par value - 40,000 shares authorized; 29,452, 28,607 and 28,622, respectively, issued	20,453	19,866	19,877
Capital in excess of par value	742,948	719,606	743,084
Retained earnings	39,786	48,276	29,078
Accumulated other comprehensive loss	(25,218)	(30,169)	(34,428)
Treasury stock (at cost) - 102, 99 and 99 shares, respectively	(1,992)	(1,992)	(1,992)
Total Tootsie Roll Industries, Inc. shareholders’ equity	803,874	783,171	783,601
Noncontrolling interests	(307)	(289)	(278)
Total equity	803,567	782,882	783,323
Total liabilities and shareholders’ equity	$1,065,908	$1,018,779	$1,026,355

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

EARNINGS AND RETAINED EARNINGS

(in thousands except per share amounts) (Unaudited)

	Quarter Ended		Year to Date Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Net product sales	$248,336	$211,888	$567,884	$493,260
Rental and royalty revenue	1,516	1,285	4,205	3,990
Total revenue	249,852	213,173	572,089	497,250
Product cost of goods sold	164,163	141,243	382,644	328,995
Rental and royalty cost	489	388	1,340	1,153
Total costs	164,652	141,631	383,984	330,148
Product gross margin	84,173	70,645	185,240	164,265
Rental and royalty gross margin	1,027	897	2,865	2,837
Total gross margin	85,200	71,542	188,105	167,102
Selling, marketing and administrative expenses	39,300	35,957	114,656	83,704
Earnings from operations	45,900	35,585	73,449	83,398
Other income (loss), net	(718)	(1,246)	8,866	(17,399)
Earnings before income taxes	45,182	34,339	82,315	65,999
Provision for income taxes	10,805	7,778	19,824	15,438
Net earnings	34,377	26,561	62,491	50,561
Less: net loss attributable to noncontrolling interests	(5)	(16)	(18)	(32)
Net earnings attributable to Tootsie Roll Industries, Inc.	$34,382	$26,577	$62,509	$50,593

Net earnings attributable to Tootsie Roll Industries, Inc. per share	$0.49	$0.37	$0.89	$0.71
Dividends per share *	$0.09	$0.09	$0.27	$0.27

Average number of shares outstanding	69,621	70,915	69,973	70,992

Retained earnings at beginning of period	$11,656	$8,692	$48,276	$39,545
Net earnings attributable to Tootsie Roll Industries, Inc.	34,382	26,577	62,509	50,593
Cash dividends	(6,252)	(6,191)	(18,682)	(18,426)
Stock dividends	-	-	(52,317)	(42,634)
Retained earnings at end of period	$39,786	$29,078	$39,786	$29,078

*Does not include 3% stock dividend to shareholders of record on 3/6/23 and 3/7/22.

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS

(in thousands except per share amounts) (Unaudited)

	Quarter Ended		Year to Date Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Net earnings	$34,377	$26,561	$62,491	$50,561

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(543)	120	1,895	583

Pension and postretirement reclassification adjustments:
Unrealized gains (losses) for the period on postretirement and pension benefits	-	-	-	-
Less: reclassification adjustment for (gains) losses to net earnings	(188)	(207)	(567)	(620)
Unrealized gains (losses) on postretirement and pension benefits	(188)	(207)	(567)	(620)

Investments:
Unrealized gains (losses) for the period on investments	746	(3,321)	2,915	(11,608)
Less: reclassification adjustment for (gains) losses to net earnings	-	(4)	(1)	(14)
Unrealized gains (losses) on investments	746	(3,325)	2,914	(11,622)

Derivatives:
Unrealized gains (losses) for the period on derivatives	2,078	(542)	1,608	(550)
Less: reclassification adjustment for (gains) losses to net earnings	33	(121)	76	(398)
Unrealized gains (losses) on derivatives	2,111	(663)	1,684	(948)

Total other comprehensive income (loss), before tax	2,126	(4,075)	5,926	(12,607)
Income tax benefit (expense) related to items of other comprehensive income	(646)	1,015	(975)	3,192
Total comprehensive earnings	35,857	23,501	67,442	41,146
Comprehensive earnings (loss) attributable to noncontrolling interests	(5)	(16)	(18)	(32)
Total comprehensive earnings attributable to Tootsie Roll Industries, Inc.	$35,862	$23,517	$67,460	$41,178

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Year to Date Ended
	September 30, 2023	September 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$62,491	$50,561
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	13,783	13,250
Deferred income taxes	21	(921)
Amortization of marketable security premiums	3,188	4,313
Changes in operating assets and liabilities:
Accounts receivable	(20,580)	(27,489)
Other receivables	20	(823)
Inventories	(22,437)	(34,012)
Prepaid expenses and other assets	(15,472)	5,886
Accounts payable and accrued liabilities	14,023	22,126
Income taxes payable	4,134	(446)
Postretirement health care benefits	(551)	(630)
Deferred compensation and other liabilities	986	(1,219)
Net cash provided by operating activities	39,606	30,596
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(19,458)	(17,552)
Purchases of trading securities	(1,526)	(1,292)
Sales of trading securities	574	2,567
Purchase of available for sale securities	(65,616)	(75,125)
Sale and maturity of available for sale securities	86,259	38,439
Net cash provided by (used in) investing activities	233	(52,963)
CASH FLOWS FROM FINANCING ACTIVITIES:
Shares purchased and retired	(27,550)	(8,024)
Dividends paid in cash	(18,825)	(18,438)
Proceeds from bank loans	2,922	3,240
Repayment of bank loans	(2,939)	(3,102)
Net cash used in financing activities	(46,392)	(26,324)
Effect of exchange rate changes on cash	598	13
Decrease in cash and cash equivalents	(5,955)	(48,678)
Cash, cash equivalents and restricted cash at beginning of year	53,635	106,226
Cash, cash equivalents and restricted cash at end of quarter	$47,680	$57,548
Supplemental cash flow information:
Income taxes paid/(received), net	$15,524	$15,580
Interest paid	$187	$36
Stock dividend issued	$86,433	$70,242

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

Results of operations for the period ended September 30, 2023 are not necessarily indicative of results to be expected for the year to end December 31, 2023 because of the seasonal nature of the Company’s operations. Historically, the third quarter has been the Company’s largest net product sales quarter due to pre-Halloween net product sales.

Revenue Recognition

The Company’s revenues, primarily net product sales resulting from the sale of goods, reflect the consideration to which the Company expects to be entitled generally based on customer purchase orders. The Company records revenue based on a five-step model in accordance with Accounting Standards Codification ("ASC") Topic 606. Adjustments for estimated customer cash discounts upon payment, discounts for price adjustments, product returns, allowances, and certain advertising and promotional costs, including consumer coupons, are variable consideration and are recorded as a reduction of net product sales revenue in the same period the related net product sales are recorded. Such estimates are calculated using historical averages adjusted for any expected changes due to current business conditions and experience. A net product sale is recorded when the Company delivers the product to the customer or, in certain instances, when the customer picks up the goods at the Company’s distribution center and thereby obtains control of such product. Amounts billed and due from our customers are classified as accounts receivable trade on the balance sheet and require payment on a short-term basis. Accounts receivable trade are unsecured. Shipping and handling costs of $17,997 and $19,060 in third quarter 2023 and 2022, respectively, and $49,662 and $49,754 in nine months 2023 and 2022, respectively, are included in selling, marketing and administrative expenses. Royalty income from sales-based licensing arrangements, pursuant to which revenue is recognized as the third-party licensee sales occur, and rental income are not considered revenue from contracts from customers and are presented separately from net product revenue as rental and royalty revenue.

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

Note 2 — Average Shares Outstanding

The average number of shares outstanding for nine months 2023 reflects aggregate stock purchases of 747 shares for $27,550, excluding excise taxes, and a 3% stock dividend of 2,040 shares distributed on April 7, 2023. The average number of shares outstanding for nine months 2022 reflects aggregate stock purchases of 230 shares for $8,024 and a 3% stock dividend of 2,006 shares distributed on April 8, 2022.

Note 3 — Income Taxes

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company remains subject to examination by U.S. federal and state and foreign tax authorities for the years 2020 through 2022. The Company’s consolidated effective income tax rate was 23.9% and 22.7% in third quarter 2023 and 2022, respectively, and 24.1% and 23.4% in nine months 2023 and 2022, respectively.

NOTE 4—Share Capital and Capital In Excess of Par Value:

							Capital in
			Class B				Excess
	Common Stock		Common Stock		Treasury Stock		of Par
	Shares	Amount	Shares	Amount	Shares	Amount	Value
	(000’s)		(000’s)		(000’s)
Balance at June 30, 2023	40,490	$28,118	29,452	$20,453	102	$(1,992)	$753,839
Issuance of 3% stock dividend	-	-	-	-	-	-	-
Conversion of Class B common shares to common shares	-	-	-	-	-	-	-
Purchase and retirement of common shares and other	(318)	(221)	-	-	-	-	(10,891)
Balance at September 30, 2023	40,172	$27,897	29,452	$20,453	102	$(1,992)	$742,948

Balance at June 30, 2022	40,379	$28,041	28,623	$19,877	99	$(1,992)	$746,026
Issuance of 3% stock dividend	-	-	-	-	-	-	-
Conversion of Class B common shares to common shares	-	-	-	-	-	-	-
Purchase and retirement of common shares and other	(85)	(59)	(1)	-	-	-	(2,942)
Balance at September 30, 2022	40,294	$27,982	28,622	$19,877	99	$(1,992)	$743,084

Balance at December 31, 2022	39,721	$27,584	28,607	$19,866	99	$(1,992)	$719,606
Issuance of 3% stock dividend	1,185	823	858	596	3	-	50,648
Conversion of Class B common shares to common shares	13	9	(13)	(9)	-	-	-
Purchase and retirement of common shares and other	(747)	(519)	-	-	-	-	(27,306)
Balance at September 30, 2023	40,172	$27,897	29,452	$20,453	102	$(1,992)	$742,948

Balance at December 31, 2021	39,344	$27,322	27,793	$19,300	96	$(1,992)	$709,880
Issuance of 3% stock dividend	1,176	817	833	579	3	-	41,068
Conversion of Class B common shares to common shares	4	3	(4)	(3)	-	-	-
Purchase and retirement of common shares and other	(230)	(160)	-	1	-	-	(7,864)
Balance at September 30, 2022	40,294	$27,982	28,622	$19,877	99	$(1,992)	$743,084

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

As of September 30, 2023, December 31, 2022 and September 30, 2022, the Company held certain financial assets that are required to be measured at fair value on a recurring basis. These included derivative hedging instruments related to the purchase of certain raw materials and foreign currencies, investments in trading securities and available for sale securities. The Company’s available for sale securities principally consist of corporate and government bonds but also include variable rate demand notes. While the Company generally holds its available for sale investments to maturity, the Company would sell prior to maturity if it was considered beneficial to do so for tax-planning strategies or if the Company required the funds to finance a significant reinvestment in the Company, including an acquisition. As such, the Company does not classify any investments as held to maturity which is restrictive under GAAP because the use of amortized cost must be justified for each security.

The fair value of the Company’s industrial revenue development bonds at September 30, 2023, December 31, 2022 and September 30, 2022 were valued using Level 2 inputs which approximates the carrying value of $7,500 for the respective periods. Interest rates on these bonds are reset weekly based on current market conditions.

The following table presents information about the Company’s financial assets and liabilities measured at fair value as of September 30, 2023, December 31, 2022 and September 30, 2022 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Estimated Fair Value September 30, 2023
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$47,320	$47,320	$-	$-
Available for sale securities	251,531	4,479	247,052	-
Foreign currency derivatives	(141)	-	(141)	-
Commodity derivatives	1,554	1,554	-	-
Trading securities	79,754	63,350	16,404	-
Total assets measured at fair value	$380,018	$116,703	$263,315	$-

	Estimated Fair Value December 31, 2022
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$53,270	$53,270	$-	$-
Available for sale securities	272,448	1,889	270,559	-
Foreign currency derivatives	(282)	-	(282)	-
Commodity derivatives	10	10	-	-
Trading securities	71,208	56,049	15,159	-
Total assets measured at fair value	$396,654	$111,218	$285,436	$-

	Estimated Fair Value September 30, 2022
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$57,216	$57,216	$-	$-
Available for sale securities	262,159	742	261,417	-
Foreign currency derivatives	(366)	-	(366)	-
Commodity derivatives	(31)	(31)	-	-
Trading securities	67,659	52,900	14,759	-
Total assets measured at fair value	$386,637	$110,827	$275,810	$-

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

Changes in the fair value of the Company’s cash flow hedges are recorded in accumulated other comprehensive loss, net of tax, and are reclassified to earnings in the periods in which earnings are affected by the hedged item. Substantially all amounts reported in accumulated other comprehensive loss for commodity derivatives are expected to be reclassified to cost of goods sold. Approximately $1,293, and $261 of this accumulated comprehensive gain (loss) is expected to be reclassified to earnings in 2024, and 2025, respectively. Approximately $(45) and $(96) reported in accumulated other comprehensive gain (loss) for foreign currency derivatives are expected to be reclassified to other income, net in 2023 and 2024, respectively.

The following table summarizes the Company’s outstanding derivative contracts and their effects on its Condensed Consolidated Statements of Financial Position at September 30, 2023, December 31, 2022 and September 30, 2022:

	September 30, 2023
	Notional
	Amounts	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign currency derivatives	$10,498	$1	$(142)
Commodity derivatives	19,063	1,554	-
Total derivatives		$1,555	$(142)

	December 31, 2022
	Notional
	Amounts	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign currency derivatives	$7,264	$-	$(282)
Commodity derivatives	189	10	-
Total derivatives		$10	$(282)

	September 30, 2022
	Notional
	Amounts	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign currency derivatives	$6,782	$26	$(392)
Commodity derivatives	1,009	1	(32)
Total derivatives		$27	$(424)

The effects of derivative instruments on the Company’s Condensed Consolidated Statements of Earnings and Retained Earnings and the Condensed Consolidated Statements of Comprehensive Earnings for periods ended September 30, 2023 and September 30, 2022 are as follows:

	For Quarter Ended September 30, 2023
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency derivatives	$(276)	$(27)	$-
Commodity derivatives	2,354	(6)	-
Total	$2,078	$(33)	$-

	For Quarter Ended September 30, 2022
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency derivatives	$(483)	$48	$-
Commodity derivatives	(59)	73	-
Total	$(542)	$121	$-

	For Year to Date Ended September 30, 2023
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency derivatives	$(23)	$(163)	$-
Commodity derivatives	1,631	87	-
Total	$1,608	$(76)	$-

	For Year to Date Ended September 30, 2022
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency derivatives	$(556)	$236	$-
Commodity derivatives	6	162	-
Total	$(550)	$398	$-

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

The Company has been advised that its withdrawal liability would have been $96,000, $104,300 and $99,300 if it had withdrawn from the Plan during 2022, 2021 and 2020, respectively. Should the Company actually withdraw from the Plan at a future date, its withdrawal liability payable under the Plan could be higher than the above discussed amounts.

The Company’s pension expense for this Plan for nine months 2023 and 2022 was $2,785 and $2,754, respectively. The aforementioned expense includes surcharges of $982 and $971 for nine months 2023 and 2022, respectively, as required under the amended plan of rehabilitation. The Company’s twelve months pension expense for this Plan for 2022 and 2021 was $3,510 and $3,156, respectively, which includes surcharges of $1,237 and $1,112, respectively. From 2012 through 2020, the Company’s employer contributions were subject to annual 5% compounded surcharge increases. Beginning in 2021, the Plan ceased additional surcharges, but the prior surcharges remain in effect indefinitely.

During first quarter 2023, the Plan submitted an initial application to the PBGC for Special Financial Assistance under the American Rescue Plan Act of 2021. The Plan subsequently withdrew the application in the second quarter of 2023 and resubmitted the application in the fourth quarter of 2023. If the application is approved, the Special Financial Assistance funds the plan would receive are expected to have a material effect on the Plan’s assets. The Company’s actuary believes that it still remains unclear if the Plan can remain solvent through the targeted date of 2051 and that the regulations under the aforementioned PBGC financial assistance could result in a higher withdrawal liability even with PBGC financial assistance. The Company is currently unable to determine the ultimate outcome of the above discussed multi-employer union pension matters and therefore is unable to determine the effects on its consolidated financial statements, but the ultimate outcome could have a material adverse effect on the Company’s consolidated results of operations or cash flows in one or more future periods.

Note 8 — Accumulated Other Comprehensive Earnings (Loss)

Accumulated Other Comprehensive Earnings (Loss) consists of the following components:

						Accumulated
	Foreign		Foreign		Postretirement	Other
	Currency		Currency	Commodity	and Pension	Comprehensive
	Translation	Investments	Derivatives	Derivatives	Benefits	Earnings (Loss)
Balance at June 30, 2023	$(21,357)	$(7,166)	$79	$(609)	$2,355	$(26,698)
Other comprehensive earnings (loss) before reclassifications	(543)	567	(209)	1,783	-	1,598
Reclassifications from accumulated other comprehensive loss	-	-	22	4	(144)	(118)
Other comprehensive earnings (loss) net of tax	(543)	567	(187)	1,787	(144)	1,480
Balance at September 30, 2023	$(21,900)	$(6,599)	$(108)	$1,178	$2,211	$(25,218)

Balance at June 30, 2022	$(24,419)	$(7,575)	$124	$76	$426	$(31,368)
Other comprehensive earnings (loss) before reclassifications	120	(2,518)	(365)	(45)	-	(2,808)
Reclassifications from accumulated other comprehensive loss	-	(3)	(37)	(55)	(157)	(252)
Other comprehensive earnings (loss) net of tax	120	(2,521)	(402)	(100)	(157)	(3,060)
Balance at September 30, 2022	$(24,299)	$(10,096)	$(278)	$(24)	$269	$(34,428)

Balance at December 31, 2022	$(23,795)	$(8,809)	$(215)	$8	$2,642	$(30,169)
Other comprehensive earnings (loss) before reclassifications	1,895	2,210	(17)	1,236	-	5,324
Reclassifications from accumulated other comprehensive loss	-	-	124	(66)	(431)	(373)
Other comprehensive earnings (loss) net of tax	1,895	2,210	107	1,170	(431)	4,951
Balance at September 30, 2023	$(21,900)	$(6,599)	$(108)	$1,178	$2,211	$(25,218)

Balance at December 31, 2021	$(24,882)	$(1,286)	$322	$94	$739	$(25,013)
Other comprehensive earnings (loss) before reclassifications	583	(8,799)	(421)	5	-	(8,632)
Reclassifications from accumulated other comprehensive loss	-	(11)	(179)	(123)	(470)	(783)
Other comprehensive earnings (loss) net of tax	583	(8,810)	(600)	(118)	(470)	(9,415)
Balance at September 30, 2022	$(24,299)	$(10,096)	$(278)	$(24)	$269	$(34,428)

The amounts reclassified from accumulated other comprehensive income (loss) consisted of the following:

Details about Accumulated Other	Quarter Ended		Year to Date Ended		Location of (Gain) Loss
Comprehensive Income Components	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022	Recognized in Earnings
Investments	$-	$(4)	$(1)	$(14)	Other income, net
Foreign currency derivatives	27	(48)	163	(236)	Other income, net
Commodity derivatives	6	(73)	(87)	(162)	Product cost of goods sold
Postretirement and pension benefits	(188)	(207)	(567)	(620)	Other income, net
Total before tax	(155)	(332)	(492)	(1,032)
Tax (expense) benefit	37	80	119	249
Net of tax	$(118)	$(252)	$(373)	$(783)

Note 9 — Restricted Cash

Restricted cash comprises certain cash deposits of the Company’s Spanish subsidiary with international banks that are pledged as collateral for letters of credit and bank borrowings.

Note 10 — Bank Loans

Bank loans consist of short term (less than 120 days) borrowings by the Company’s Spanish subsidiary that are held by international banks. The weighted-average interest rate as of September 30, 2023 and 2022 was 6.8% and 3.1%, respectively.

Note 11 — Leases

The Company leases certain buildings, land and equipment that are classified as operating leases. These leases have remaining lease terms of up to approximately 18 years. Operating lease cost totaled $372 and $231 in the third quarter of 2023 and 2022, respectively, and $971 and $783 for the nine months of 2023 and 2022, respectively. Cash paid for operating lease liabilities totaled $354 and $275 in the third quarter of 2023 and 2022, respectively, and $918 and $813 for the nine months of 2023 and 2022, respectively, and is presented in cash flows from operating activities.  As of September 30, 2023 and 2022, operating lease right-of-use assets were $5,991 and $4,746, respectively, and operating lease liabilities were $6,075 and $4,769, respectively. The weighted-average remaining lease term related to these operating leases was 12.9 years and 16.1 years as of September 30, 2023 and 2022, respectively. The weighted-average discount rate related to the Company’s operating leases was 3.4% and 3.3% as of September 30, 2023 and 2022, respectively. Maturities of the Company’s operating lease liabilities at September 30, 2023 are as follows: $242 in 2023 (rest of year), $821 in 2024, $702 in 2025, $428 in 2026, $320 in 2027 and $3,562 thereafter.

The Company, as lessor, rents certain commercial real estate to third-party lessees. The September 30, 2023 and 2022 cost related to these leased properties was $51,370 and $51,370, respectively, and the accumulated depreciation related to these leased properties was $17,697 and $16,638, respectively. Terms of such leases, including renewal options, may be extended for up to fifty-seven years, many of which provide for periodic adjustment of rent payments based on changes in consumer or other price indices. The Company recognizes lease income on a straight-line basis over the lease term and is classified in cash flows from operating activities. Lease income in third quarter 2023 and 2022 was $1,341 and $1,233, respectively, and for nine months 2023 and 2022 was $3,784 and $3,691, respectively.

On August 22, 2023, the Company, as lessee, amended an existing lease agreement to use warehouse space that will commence in the fourth quarter of 2023. The lease amendment secures the balance of the adjacent space in the same industrial building where the Company leases warehouse space under an existing lease that commenced in the second quarter of 2023. The lease amendment is coterminous with the original lease with a remaining term of 4.5 years.

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

Net product sales were $248,336 in third quarter 2023 compared to $211,888 in third quarter 2022, an increase of $36,448 or 17.2%. Nine months 2023 net product sales were $567,884 compared to $493,260 in nine months 2022, an increase of $74,624 or 15.1%. Domestic (U.S.) net product sales in third quarter and nine months 2023 increased 17.0% and 14.3%, respectively, compared to the corresponding periods in the prior year, and, foreign net product sales, including exports to foreign markets, increased 19.4% and 24.6%, respectively, compared to the corresponding periods in the prior year. For the third quarter and nine months 2023, domestic sales represented 91.4% and 91.3%, respectively, of total consolidated net product sales. Sales growth in third quarter and nine months 2023 was driven by effective sales and marketing programs, including seasonal sales programs during these periods. Higher sales price realization was the primary contributor to the sales increase in third quarter and nine months 2023, however, higher sales volumes were also achieved in third quarter and nine months 2023 compared to third quarter and nine months 2022. Third quarter and nine months 2023 net sales also benefited from the timing of earlier pre-Halloween and other sales in 2023 when compared to the prior comparative 2022 periods. As a result, we expect that the aforementioned timing of sales between the comparative third and fourth quarters in 2023 and 2022 will have some adverse effect on sales and earnings in fourth quarter 2023 when compared to fourth quarter 2022.

Although the increase in third quarter and nine months 2023 sales contributed to improved net earnings, higher input costs significantly mitigated the benefits of these higher sales. Third quarter and nine months 2023 gross profit margins were adversely affected by higher costs for ingredients, packaging materials, labor and employee fringe benefits, plant manufacturing repairs and maintenance, and many manufacturing supplies and services. We also incurred additional costs, including overtime and extended operating shifts for plant manufacturing, to meet our sales demands in 2023.

Our input unit costs moved significantly higher in third quarter and nine months 2023 as most of our supply contracts for ingredients, packaging materials and manufacturing supplies and services expired at the end of 2022, and new supply agreements at higher prices became effective in early first quarter 2023. These higher costs in 2023 are incremental to the significant increase in input costs that we experienced last year in 2022 when compared to 2021. We believe that the increases in ingredients and packaging materials since 2021 are the greatest that we have experienced over a two-year period in over twenty years. Limited supply and continuing high demand for certain ingredients, as well as generally elevated commodity markets and overall inflation, have driven up our unit costs for many ingredients and materials in each of the past two years. The Company uses the Last-In-First-Out (LIFO) method of accounting for inventory and costs of goods sold which results in lower current income taxes during such periods of increasing costs and higher inflation, but this method does charge the most current costs to cost of goods sold and thereby accelerates the realization of these higher costs.

Product cost of goods sold was $164,163 in third quarter 2023 compared to $141,243 in third quarter 2022, and nine months 2023 product cost of goods sold was $382,644 compared to $328,995 in nine months 2022. Product cost of goods sold includes $(89) and $41 of certain deferred compensation expenses (credits) in third quarter 2023 and 2022, respectively, and $397 and $(1,093) of certain deferred compensation expenses (credits) in nine months 2023 and 2022, respectively. These deferred compensation expenses (credits) principally resulted from the changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Adjusting for the aforementioned, product cost of goods sold increased from $141,202 in third quarter 2022 to $164,252 in third quarter 2023, an increase of $23,050 or 16.3%; and increased from $330,088 in nine months 2022 to $382,247 in nine months 2023, an increase of $52,159 or 15.8%. As a percentage of net product sales, adjusted product cost of goods sold was 66.1% and 66.6% in third quarter 2023 and 2022, respectively, a favorable decrease of 0.5 percentage points; and adjusted product cost of goods sold was 67.3% and 66.9% in nine months 2023 and 2022, respectively, an unfavorable increase of 0.4 percentage points. Third quarter and nine months 2023 adjusted product cost of goods sold was adversely affected by increasing costs for ingredients and packaging materials as discussed above, as well as for certain manufacturing supplies and services, plant utilities, repairs and maintenance, and labor and benefits, including overtime and extended work shifts. Although the above discussed higher costs for ingredients and packaging materials adversely affected results for third quarter and nine months 2023, higher sales, including higher price realization, and production volumes provided some benefit as certain plant manufacturing overhead costs are generally fixed and do not change significantly when sales increase. In addition, certain cost and expense reductions initiated by the Company mitigated some of the cost increase in adjusted product cost of goods sold in third quarter and nine months 2023 compared to the corresponding period in the prior year.

Our supply chain improved in nine months 2023 compared to 2022. However, we remain focused on the supply chain in order to insure that we avoid delays and disruptions which could result in the temporary shutdown of one or more manufacturing lines resulting in lost sales and profits in 2023. Although the labor market is not as tight this year compared to a year ago, we continue to experience some labor challenges at some of our manufacturing plant locations. We did expand our work shifts and overtime in nine months 2023 in order to increase production and inventory levels, and insure that we can meet our sales demands in 2023.

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

Selling, marketing and administrative expenses were $39,300 in third quarter 2023 compared to $35,957 in third quarter 2022, and nine months 2023 selling, marketing and administrative expenses were $114,656 compared to $83,704 in nine months 2022. Selling, marketing and administrative expenses include $(1,596) and $(2,680) of certain deferred compensation expenses (credits) in third quarter 2023 and 2022, respectively; and $7,196 and $(19,709) of certain deferred compensation expenses (credits) in nine months 2023 and 2022, respectively. As discussed above, these expenses (credits) principally result from changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Adjusting for the aforementioned deferred compensation expenses (credits), selling, marketing and administrative expenses increased from $38,637 in third quarter 2022 to $40,896 in third quarter 2023, an increase of $2,259 or 5.8%; and selling, marketing and administrative expenses increased from $103,413 in nine months 2022 to $107,460 in nine months 2023 an increase of $4,047 or 3.9%. As a percentage of net product sales, adjusted selling, marketing and administrative expenses decreased from 18.2% in third quarter 2022 to 16.5% in third quarter 2023, a favorable decrease of 1.7 percentage points as a percent of net product sales; and adjusted selling, marketing and administrative expenses decreased from 21.0% in nine months 2022 to 18.9% in nine months 2023, a favorable decrease of 2.1 percentage points as a percent of net sales. These lower expenses as a percentage of sales reflect the benefits of higher sales, including higher price realization, against certain expenses that are generally fixed and do not change significantly with changes in sales.

Selling, marketing and administrative expenses include $17,997 and $19,060 for customer freight, delivery and warehousing expenses in third quarter 2023 and 2022, respectively, a decrease of $1,063 or 5.6%; and $49,662 and $49,754 in nine months 2023 and 2022, respectively, a decrease of $92 or 0.2%. These expenses were 7.2% and 9.0% of net product sales in third quarter 2023 and 2022, respectively; and were 8.7% and 10.1% of net product sales in nine months 2023 and 2022, respectively. Customer freight and delivery unit costs, including the cost per pound shipped, was more favorable in third quarter and nine months 2023 compared to the corresponding periods in 2022.

Earnings from operations were $45,900 in third quarter 2023 compared to $35,585 in third quarter 2022; and were $73,449 in nine months 2023 compared to $83,398 in nine months 2022. Earnings from operations include $(1,685) and $(2,639) of certain deferred compensation expenses (credits) in third quarter 2023 and 2022, respectively; and include $7,593 and $(20,802) of certain deferred compensation expenses (credits) in nine months 2023 and 2022, respectively, which is discussed above. Adjusting for these deferred compensation costs and expenses (credits), adjusted earnings from operations were $44,215 and $32,946 in third quarter 2023 and 2022, respectively, an increase of $11,269 or 34.2%; and adjusted operating earnings were $81,042 and $62,596 in nine months 2023 and 2022, respectively, an increase of $18,446 or 29.5%. As a percentage of net product sales, these adjusted operating earnings were 17.8% and 15.5% in third quarter 2023 and 2022, respectively, a favorable increase of 2.3 percentage points; and as a percentage of net product sales, these adjusted operating earnings were 14.3% and 12.7% in nine months 2023 and 2022, respectively, a favorable increase of 1.6 percentage points. Although higher third quarter and nine months 2023 sales contributed to improved operating earnings compared to the corresponding prior year periods, higher input costs, as discussed above, substantially offset much of the benefits of increased sales.

Other income (loss), net was $(718) in third quarter 2023 compared to $(1,246) in third quarter 2022; and $8,866 in nine months 2023 compared to $(17,399) in nine months 2022. Other income (loss), net for third quarter 2023 and 2022 includes net gains (losses) and investment income of $(1,685) and $(2,639), respectively, on trading securities which provide an economic hedge of the Company’s deferred compensation liabilities; and other income, net for nine months 2023 and 2022 includes net gains (losses) and investment income of $7,593 and $(20,802), respectively, on trading securities. The investment gains and (losses) on trading securities in third quarter and nine months 2023 and 2022 reflect the overall changes in the equity markets during these periods. These changes in market values were substantially offset by a like amount of deferred compensation expense (credits) included in product cost of goods sold and selling, marketing, and administrative expenses in the respective periods as discussed above.

Management believes the comparisons presented in the preceding paragraphs, after adjusting for changes in deferred compensation, are more reflective of the underlying operations of the Company.

Other income (loss), net for third quarter 2023 and 2022 includes investment income on available for sale securities of $1,227 and $548 in 2023 and 2022, respectively; and other income, net for nine months 2023 and 2022 includes investment income on available for sale securities of $3,534 and $1,617 in 2023 and 2022, respectively. The aforementioned increases in 2023 investment income reflects the higher interest rate environment in 2023. Other income (loss), net also includes pre-tax gain (loss) on foreign exchange of $(130) and $730 in third quarter 2023 and 2022, respectively; and $(2,189) and $1,240 in nine months 2023 and 2022, respectively.

The consolidated effective tax rates were 23.9% and 22.7 in third quarter 2023 and 2022, respectively; and 24.1% and 23.4% in nine months 2023 and 2022, respectively.

Net earnings attributable to Tootsie Roll Industries, Inc. were $34,382 (after $5 net loss attributed to non-controlling interests) in third quarter 2023 compared to $26,577 (after $16 net loss attributed to non-controlling interests) in third quarter 2022, and earnings per share were $0.49 and $0.37 in third quarter 2023 and 2022, respectively, an increase of $0.12 per share, or 32.4%. Nine months 2023 net earnings attributable to Tootsie Roll Industries, Inc. were $62,509 (after $18 net loss attributed to non-controlling interests) compared to nine months 2022 net earnings of $50,593 (after $32 net loss attributed to non-controlling interests), and net earnings per share were $0.89 and $0.71 in nine months 2023 and nine months 2022, respectively, an increase of $0.18 per share or 25.4%. Earnings per share attributable to Tootsie Roll Industries, Inc. for third quarter and nine months 2023 benefited from the reduction in average shares outstanding resulting from purchases in the open market by the Company of its common stock. Average shares outstanding decreased from 70,915 at third quarter 2022 to 69,621 at third quarter 2023, and from 70,992 in nine months 2022 to 69,973 in nine months 2023.

Goodwill and intangibles, principally trademarks, are assessed annually as of December 31 or whenever events or circumstances indicate that the carrying values may not be recoverable from future cash flows. The Company has not identified any triggering events, as defined, or other adverse information that would indicate a material impairment of its goodwill or intangibles in nine months 2023. Although Company management has not identified any trigging events at this time relating to its intangibles, factors that may have longer term effects on consumer lifestyles and behavior, as outlined in the Company’s risk factors discussed on Form 10-K for the year ended December 31, 2022, could change this assessment in the future.

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

The Company has been advised by the Plan that its withdrawal liability would have been $96,000, $104,300 and $99,300 if it had withdrawn from the Plan during 2022, 2021 and 2020, respectively. The most recent decrease in the withdrawal liability as advised by the Plan was primarily driven by an increase in the PBGC interest rates used to value a portion of the liability as well as the positive market value investment performance in 2021. Not all mortality and certain other assumption changes made in 2022 have been fully updated in the calculation of the Company’s withdrawal liability had the Company withdrawn from the Plan during 2022. Updating these assumptions may result in a change in the Company’s withdrawal liability. The Company’s relative share of the Plan’s contribution base, driven by employer withdrawals, has increased in the last several years, and management believes that this trend could continue indefinitely and add upward pressure on the Company’s withdrawal liability. Based on the above, including the Company’s increase in such union labor hours to meet its higher product demand and the Plan’s projected insolvency in the next 20 years, management believes that the Company’s withdrawal liability will likely increase further in future years.

Based on the Company’s most recent actuarial estimates using the information provided by the Plan with respect to its 2022 withdrawal liability and certain provisions in ERISA and laws relating to withdrawal liability payments, management believes that the Company’s liability had the Company withdrawn in 2022 would likely be limited to twenty annual payments of $2,714 which have a present value in the range of $31,851 to $43,741 depending on the interest rate used to discount these payments. While the Company’s actuarial consultant did not believe that the Plan will suffer a future mass withdrawal (as defined) of participating employers, in the event of a mass withdrawal, the Company’s annual withdrawal payments would theoretically be payable in perpetuity. Based on the same actuarial estimates, had a mass withdrawal occurred in 2022, the present value of such perpetuities is in the range of $44,472 to $115,808 and would apply in the unlikely event that substantially all employers withdraw from the Plan. The aforementioned is based on a range of valuations and interest rates which the Company’s actuary has advised is provided under the statute. Should the Company actually withdraw from the Plan at a future date, a withdrawal liability, which could be higher than the above discussed amounts, could be payable to the Plan.

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

The Company’s pension expense for this Plan for nine months 2023 and 2022 was $2,785 and $2,754, respectively. The aforementioned expense includes surcharges of $982 and $971 for nine months 2023 and 2022, respectively, as required under the amended plan of rehabilitation. The Company’s twelve months pension expense for this Plan for 2022 and 2021 was $3,510 and $3,156, respectively, which includes surcharges of $1,237 and $1,112, respectively. From 2012 through 2020, the Company’s employer contributions were subject to annual 5% compounded surcharge increases. Beginning in 2021, the Plan ceased additional surcharges, but the prior surcharges remain in effect indefinitely.

On March 1, 2023, the Plan submitted an initial application to the PBGC for Special Financial Assistance under the American Rescue Plan Act of 2021. The Plan advised us that they subsequently withdrew the application in the second quarter of 2023 and resubmitted the application on October 6, 2023. Company management understands that this legislation would provide financial assistance from the PBGC to shore up financially distressed multi-employer plans to ensure that they can remain solvent and continue to pay benefits to retirees through 2051 without any reduction in retiree benefits. Nonetheless, the Company’s actuary believes that given the Plan’s projected insolvency within the next 20 years as well as other factors, that it still remains unclear if the Plan can remain solvent through the targeted date of 2051. The Company’s actuary also advised that the regulations under the aforementioned PBGC financial assistance could result in a higher Company withdrawal liability even with PBGC financial assistance.

During second quarter 2023, the Company and the union concluded negotiations and entered into a new five year contract which expires in September 2027 (prior contract expired in September 2022). Under terms of this new union contract the Company is obligated to continue its participation in the Plan. The Company is unable to determine the ultimate outcome of the above discussed multi-employer union pension matter and therefore is unable to determine the effects on its consolidated financial statements, but the ultimate outcome could have a material adverse effect on the Company’s consolidated results of operations or cash flows in one or more future periods. See also Note 7 of the Company’s Notes to Consolidated Financial Statements on Form 10-K for the year ended December 31, 2022

The Company is focused on the longer term and therefore is continuing to make investments in plant manufacturing operations to meet new consumer and customer product demands, achieve product quality improvements, expand capacity in certain product lines, and increase operational efficiencies in order to provide genuine value to consumers.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows provided by operating activities were $39,606 and $30,596 in nine months 2023 and 2022, respectively, a favorable increase of $9,010. The $9,010 increase in cash flows from operating activities from 2023 to 2022 principally reflects higher net earnings as discussed above and a greater benefit from changes in working capital during nine months 2023 as compared to nine months 2022 partially offset by a $20,000 contribution to fund the Company’s Voluntary Employees’ Beneficiary Association plan (“VEBA”) in third quarter 2023 as further discussed below. While increased production volume to support expected demand and higher costs of raw materials combined to grow inventory balances during the first six months of 2023, strong sales in third quarter 2023 resulted in significantly higher cash conversion from inventory sell-through and collection of receivables than in third quarter 2022.

Net cash provided by (used in) investing activities was $233 in nine months 2023 compared to $(52,963) in nine months 2022. Cash flows used in investing activities reflect $65,616 and $75,125 of purchases of available for sale securities during nine months 2023 and 2022, respectively, and $86,259 and $38,439 of sales and maturities of available for sale securities during nine months 2023 and 2022, respectively. Nine months 2023 and 2022 investing activities include capital expenditures of $19,458 and $17,552, respectively. All capital expenditures have been or are expected to be funded from the Company’s cash flow from operations and internal sources including available for sale securities.

The Company’s consolidated financial statements include bank borrowings of $1,018 and $949 at September 30, 2023 and 2022, respectively, all of which relate to its Spanish subsidiary. The Company had no other outstanding bank borrowings at September 30, 2023.

Financing activities include Company common stock purchases and retirements of $27,550 and $8,024 in nine months 2023 and 2022, respectively. Cash dividends of $18,825 and $18,438 were paid in nine months 2023 and 2022, respectively.

The Company’s current ratio (current assets divided by current liabilities) was 3.2 to 1 at September 30, 2023 compared to 3.4 to 1 at December 31, 2022 and 3.2 to 1 at September 30, 2022. Net working capital was $230,426 at September 30, 2023 compared to $218,894 and $222,547 at December 31, 2022 and September 30, 2022, respectively. Included in net working capital is cash and cash equivalents and short-term investments totaling $135,400 at September 30, 2023 compared to $149,398 and $145,726 at December 31, 2022 and September 30, 2022, respectively. In addition, long term investments, principally debt securities comprising corporate bonds, were $243,205 at September 30, 2023, as compared to $247,528 and $241,308 at December 31, 2022 and September 30, 2022, respectively. Aggregate cash and cash equivalents and short and long-term investments were $378,605, $396,926, and $387,034, at September 30, 2023, December 31, 2022 and September 30, 2022, respectively, including $79,754, $71,208, and $67,659 at September 30, 2023, December 31, 2022 and September 30, 2022, respectively, relating to trading securities which are used as an economic hedge for the Company’s deferred compensation liabilities.

Investments in available for sale securities, primarily high quality corporate bonds, that matured during nine months 2023 and 2022 were generally used in working capital and to purchase the Company’s common stock, or were replaced with debt securities of similar maturities. The net unrealized loss on available for sale investments was approximately $6,600 and $10,100 at September 30 2023 and 2022, respectively, which principally reflects the increase in interest rates since such securities were purchased. The Company expects to hold these securities to maturity and therefore does not expect to ultimately realized the aforementioned unrealized losses (see also Item 3 below, QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK).

The Company periodically contributes to a VEBA trust, managed and controlled by the Company, to fund the estimated future costs of certain employee health, welfare and other benefits. After reviewing the longer term funding needs for this VEBA, the Company added $20,000 in additional funding to the VEBA trust in third quarter 2023. The Company is using these VEBA funds to pay the actual cost of such benefits through part or all of 2026. The VEBA trust held $21,965, $3,879 and $577 of aggregate cash and cash equivalents at September 30, 2023, December 31, 2022 and September 30, 2022, respectively. This asset value is included in prepaid expenses and long-term other assets in the Company’s Consolidated Statement of Financial Position. These assets are categorized as Level 2 within the fair value hierarchy.

ACCOUNTING PRONOUNCEMENTS

See Note 1 of the Company’s Condensed Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See Note 1 of the Company’s Condensed Consolidated Financial Statements for more information related to our use of estimates in the preparation of financial statements as well as information related to material changes in our significant accounting policies that were included in our 2022 Form 10-K.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of Management, the Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2023 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to Management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASE OF EQUITY SECURITIES

The following table summarizes the Company’s purchases of its common stock during the quarter ended September 30, 2023:

				Approximate Dollar
	(a) Total		Shares	Value of Shares that
	Number of	(b) Average	Purchased as Part of	May Yet Be Purchased
	Shares	Price Paid per	Publicly Announced Plans	Under the Plans
Period	Purchased	Share	Or Programs	or Programs

Jul 1 to Jul 31	244,546	$34.51	Not Applicable	Not Applicable

Aug 1 to Aug 31	73,664	34.61	Not Applicable	Not Applicable

Sep 1 to Sep 30	-	-	Not Applicable	Not Applicable

Total	318,210	$34.54	Not Applicable	Not Applicable

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

TOOTSIE ROLL INDUSTRIES, INC.

Date:	November 8, 2023	BY:	/S/ELLEN R. GORDON

Ellen R. Gordon
Chairman and Chief
Executive Officer

Date:	November 8, 2023	BY:	/S/G. HOWARD EMBER, JR.

G. Howard Ember, Jr.
Vice President Finance and
Chief Financial Officer