Form 10-K
period 2023-12-31
TOOTSIE ROLL INDUSTRIES INC
filed 2024-02-29
CIK 98677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

(Address of principal executive offices) (Zip Code)

Registrant’s Telephone Number: (773) 838-3400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock — Par Value $0.694 Per Share	TR	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: Class B Common Stock — Par Value $0.694 Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2023 the aggregate market value of the Common Stock (based upon the closing price of the stock on the New York Stock Exchange on such date) held by non-affiliates was approximately $589,001,000. Class B Common Stock is not traded on any exchange, is restricted as to transfer or other disposition, but is convertible into Common Stock on a share-for-share basis. Upon such conversion, the resulting shares of Common Stock are freely transferable and publicly traded. Assuming all 29,452,448 shares of outstanding Class B Common Stock were converted into Common Stock, the aggregate market value of Common Stock held by non-affiliates on June 30, 2023 (based upon the closing price of the stock on the New York Stock Exchange on such date) would have been approximately $749,747,000. Determination of stock ownership by non-affiliates was made solely for the purpose of this requirement, and the Registrant is not bound by these determinations for any other purpose.

As of February 9, 2024, there were outstanding 40,011,930 shares of Common Stock par value $0.694 per share, and 29,431,638 shares of Class B Common Stock par value $0.694 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Definitive Proxy Statement for the Company’s Annual Meeting of Shareholders (the “Proxy Statement”) scheduled to be held on May 6, 2024 are incorporated by reference in Part III of this report.

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

The Company’s backlog of orders as of December 31, 2023 was approximately $7 million and is consistent with the prior year.

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

Based on increases in its input costs, the Company plans to increase its sales prices to recover higher input costs, primarily ingredients, packaging materials, labor and benefits, manufacturing maintenance, supplies and services, and freight and delivery. The Company may also change the size and weight of certain of its products in response to significant changes in ingredient and other input costs.

The Company does not hold any material patents, licenses, franchises or concessions. The Company’s major trademarks are registered in the United States, Canada, Mexico and in many other countries. Continued trademark protection is of material importance to the Company’s business as a whole.

Although the Company does research and develops new products and product line extensions for existing brands, it also improves the quality of existing products, improves and modernizes production processes, and develops and implements new technologies. The Company does not expend material amounts of money on research or development activities.

The manufacture and sale of consumer food products is highly regulated. In the United States, the Company’s activities are subject to regulation by various government agencies, including the Food and Drug Administration, the Department of Agriculture, the Federal Trade Commission, the Department of Commerce and the Environmental Protection Agency, as well as various state and local agencies. Similar agencies also regulate the businesses outside of the United States. The Company maintains quality assurance, food safety and other programs to help ensure that all products the Company manufactures and distributes are safe, of high quality, and comply with all applicable laws and regulations.

The Company’s compliance with federal, state and local regulations which have been enacted to regulate the protection of the environment, has not had a material effect on the capital expenditures, earnings or competitive position of the Company nor does the Company anticipate any such material effects from presently enacted or adopted regulations.

The Company employs approximately 2,300 full-time persons at all locations. Our business has seasonality which results in bringing on some additional employees to meet seasonal production demands principally in advance of the Halloween selling season in the third quarter each year. The Company experiences a relatively consistent sales level throughout the year except for an increase in the third quarter which reflects pre-Halloween and back-to-school sales. In anticipation of this seasonal sales period, the Company generally begins building inventories, and its seasonal workforce, in the second and third quarter of each year. Although Halloween is the most significant season in sales and related production, other seasons, including Christmas, Valentines, and Easter also have some impact on workforce levels. The Company’s union labor agreement at its Chicago plant was negotiated and executed in 2023 and expires in September 2027. The Company is currently in negotiations with its labor union at tis Canadian plant and expects this to be concluded sometime in first quarter 2024, however, labor union negotiations always bring some risk of work stoppages.

We believe our employees are among our most important resources and are critical to our continued success. We focus significant attention on attracting and retaining talented and experienced individuals to manage and support our operations. We pay our employees competitively and offer a broad range of company-paid benefits, which we believe are competitive with others in our industry. Our management teams and all of our employees are expected to exhibit and promote honest, ethical and respectful conduct in the workplace. All of our employees must adhere to a code of conduct that sets standards for appropriate behavior. A copy of our code of conduct can be found on our website, www.tootsie.com.

Our net product sales from Wal-Mart Stores, Inc. (“Wal-Mart”) aggregated approximately 22.2%, 23.0%, and 22.7% of net product sales during the years ended December 31, 2023, 2022 and 2021, respectively. Our net sales from Dollar Tree, Inc. (“Dollar Tree”, which includes net sales from Family Dollar which is owned by Dollar Tree)

aggregated approximately 14.2%, 12.4%, and 12.1% of net product sales during the years ended December 31, 2023, 2022 and 2021, respectively. Some of the aforementioned sales to Wal-Mart and Dollar Tree were sold to McLane Company (“McLane”), a large national grocery wholesaler, which services and delivers certain of the Company’s products to Wal-Mart, Dollar Tree and other retailers in the U.S.A. Net product sales revenues from McLane, which includes these Wal-Mart and Dollar Tree sales as well as sales and deliveries to other Company customers, were 20.1% in 2023 and 20.4% in 2022 and 22.0% in 2021. At December 31, 2023 and 2022, the Company’s three largest customers discussed above accounted for approximately 39.6% and 39.2% of total accounts receivable, respectively. Although no customer, other than McLane, Wal-Mart and Dollar Tree, accounted for more than 10% of net product sales, the loss of one or more significant customers could have a material adverse effect on the Company’s business.

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

ITEM 1A.            Risk Factors.

Significant factors that could impact the Company’s financial condition or results of operations include, without limitation, the following:

Risk factors which we believe affect all competitors in our industry

●	Our business and financial results may be negatively impacted by changes in confectionary trade practices and consumer patterns, or operational challenges associated with the actual or perceived effects of a disease or pandemic outbreak, such as the Covid-19 pandemic including variants and sub variants, and other public health concerns, consumer spending levels, shopping habits and behaviors (including changes in impulse purchase behaviors), consumer activities, work routines, events and traditions where confectionary products are consumed, the availability of our products at retail, including at large retail customers, and our ability to manufacture and distribute products to our customers and consumers in an effective and efficient manner. Government mandates to “shelter in place” or “closing of the economy”, public health guidelines, or fear of exposure or actual effects of a disease or pandemic, such as the Covid-19 pandemic, could negatively impact our overall business and financial results. Specific factors that may impact our operations, some of which have had, and in the future could have, an unfavorable impact on our operations as a result of pandemics, such as Covid-19, include, but are not limited to:

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

d. Risk related to Halloween and other seasonal sales - The Company’s net product sales are highest during the Halloween season which have historically comprised approximately 50% of third quarter domestic net product sales. Changes in consumer behaviors, traditions, and interest in Halloween activities and events, or changes mandated or recommended by government or health officials, as well as negative media coverage, could significantly affect the Company’s seasonal sales.

●	Risk of changes in the price and availability of ingredients and raw materials - The principal ingredients used by the Company are subject to price volatility. Although the Company engages in commodity hedging transactions and annual supply agreements as well as leveraging the high volume of its annual purchases, the Company may experience price increases in certain ingredients, packaging materials, operating supplies, services, and wages and benefits, including the effects of higher inflation, that it may not be able to offset, which could have an adverse impact on the Company’s results of operations and financial condition. In addition, although the Company has historically been able to procure sufficient supplies of its ingredients, packaging materials, and other supplies, supply chain disruptions and market conditions could change such that adequate materials might not be available or only become available at substantially higher costs. Adverse weather patterns, including the effects of climate change or supply interruptions, could also significantly affect the cost and availability of ingredients and other needed materials to manufacture products for sale.

●	Risk of changes in product performance and competition - The Company competes with other well-established manufacturers of confectionery products. A failure of new or existing products to be favorably received, a failure to retain preferred shelf space at retailers or a failure to sufficiently counter aggressive promotional and price competition could have an adverse impact on the Company’s results of operations and financial condition.

●	Risk of discounting and other competitive actions - Discounting and pricing pressure by the Company’s retail customers and other competitive actions could make it more difficult for the Company to maintain its operating margins. Actions taken by major customers and competitors may make shelf space less available for the confectionery product category or some of the Company’s products.

●	Risk of pricing actions - Inherent risks in the marketplace, including uncertainties about trade and consumer acceptance of pricing actions, including related trade discounts or product weight changes (indirect price increases), could make it more difficult for the Company to maintain its sales and operating margins. Higher costs for ingredients and materials, and other input costs may be difficult to pass onto customers and consumers of Company products through price increases, and therefore may adversely affect the Company’s profit margins.

●	Risk related to seasonality of sales - The Company’s sales are highest during the Halloween season, although Christmas, Easter and Valentine’s Day are also key seasons for the Company. Circumstances surrounding Halloween could significantly affect the Company’s sales, such as, widespread adverse weather or other widespread events that affect consumer behavior, related media coverage at that time of year, or general changes in consumer interest in Halloween.

●	Risk of changes in consumer preferences and tastes - Failure to adequately anticipate and react to changing demographics, consumer trends, consumer health concerns and product preferences, including product ingredients and packaging materials, could have an adverse impact on the Company’s results of operations and financial condition.

●	Risk of economic conditions on consumer purchases - The Company’s sales are impacted by consumer spending levels and impulse purchases which are affected by general macroeconomic conditions, consumer confidence, employment levels, disposable income, inflation, availability of consumer credit and interest rates on that credit, consumer debt levels, energy costs and other factors. Volatility in food and energy costs, rising unemployment and/or underemployment, declines in personal spending, recessionary economic conditions or other adverse market conditions, could adversely impact the Company’s revenues, profitability and financial condition.

●	Risks related to environmental matters - The Company’s operations are not particularly impactful on the environment, but increased government environmental regulation or legislation could adversely impact the Company’s profitability.

●	Risk of new governmental laws and regulations - Governmental laws and regulations, including those that affect food advertising and marketing to children, use of certain ingredients in products, new labeling requirements, income and other taxes and tariffs, including the effects of changes to international trade agreements, new taxes targeted toward confectionery products and the environment, both in and outside the U.S.A., are subject to change over time, which could adversely impact the Company’s results of operations and ability to compete in domestic or foreign marketplaces.

●	Risk of labor stoppages - To the extent the Company experiences any significant labor stoppages and disputes, labor organizing efforts, strikes or possible labor shortages, could negatively affect overall operations including production or shipments of finished product to customers.

●	Risk of the cost of energy increasing and overall inflation - Higher energy costs as well as overall inflation would likely result in higher plant overhead, distribution, freight and delivery, and other operating costs. The Company may not be able to offset these cost increases or pass such cost increases onto customers in the form of price increases, which could have an adverse impact on the Company’s results of operations and financial condition. In addition, higher energy costs also adversely affect the cost of many resins which are used as a foundation material for many of our packaging materials.

●	Risk of a product recall - Issues related to the quality and safety of the Company’s products could result in a voluntary or involuntary large-scale product recall. Costs associated with a product recall and related litigation or fines, and marketing costs relating to the re-launch of such products or brands, could negatively affect operating results. In addition, negative publicity associated with this type of event, including a product recall relating to product contamination or product tampering, whether valid or not, could negatively impact future demand for the Company’s products.

●	Risk of operational interruptions relating to computer software or hardware failures, including cyber-attacks - The Company is reliant on computer systems to operate its business and supply chain. Software failure or corruption, including cyber-based attacks or network security breaches, or catastrophic hardware or software failures or other disasters could disrupt communications, supply chain planning and activities relating to sales demand forecasts, materials procurement, production and inventory planning, customer orders, shipments, and collections, and financial and accounting, all of which could negatively impact sales and profits.

●	Risk of releasing sensitive information - Although the Company does not believe that it maintains a large amount of sensitive data, a system breach, whether inadvertent or perpetrated by hackers, could result in identity theft, ransomware and/or a disruption in operations which could expose the Company to financial costs and adversely affect profitability.

●	Disruption to the Company’s supply chain could impair the Company’s ability to produce or deliver its finished products, resulting in a negative impact on operating results - Disruptions to the manufacturing operations or supply chain, some of which are discussed above, could result from, but are not limited to, unpredictable events such as natural disasters, pandemics, weather, fire or explosion, earthquakes, terrorism or other acts of violence. Adverse tariffs could effectively limit the quantities we may want to acquire or affect the cost of our supplies. Ingredients or packaging materials may not be available if circumstances occur under which our suppliers are unable to obtain certain raw materials or make timely deliveries. Our suppliers may experience logistical delays involving materials sourced from foreign locations, operational and/or financial instabilities may impact availability, or availability may be indirectly impacted as a result of availability of certain ingredients or packaging materials to our suppliers. Labor strikes or other labor activities, labor shortages to meet demand for Company products, including the staffing of seasonal labor needs might also disrupt our supply chain. Although precautions are taken to mitigate the impact of possible disruptions, if the Company is unable to effectively mitigate the likelihood or potential impact of such disruptive events, the Company’s results of operations and financial condition could be negatively impacted.

●	Risks associated with climate change and other environmental impacts and regulations, and increased focus and evolving views of our customers and consumers of our products could negatively affect our business and operations - Climate-related changes such as natural disasters, including weather patterns, with the potential for increased frequency and severity of significant weather events, natural hazards, rising mean temperature and sea levels, and long-term changes in precipitation patterns could increase variability in, or otherwise impact costs. Climate change or weather-related disruptions to agricultural crop yields and our supply chain can impact the availability and cost of materials needed for manufacturing and could increase commodity prices and our operating costs. Increased focus on climate change has led to legislative and regulatory efforts to combat both potential causes and adverse impacts of climate change, including regulation of greenhouse gas (GHG) emissions. New or increasing laws and regulations related to GHG emissions and other climate change related concerns may adversely affect us, our suppliers and our customers, and may require additional capital investments. Our global supply chain faces similar challenges as our products rely on agricultural ingredients some of which are sourced from a global supply chain. Climate change poses a significant and increasing risk to global food production systems and to the safety and resilience of the communities where we source certain of our ingredients. Additionally, any non-compliance with legislative and regulatory requirements could negatively impact our reputation and ability to do business. Customers, consumers, and government regulators have increasingly focused on the environmental or sustainability practices of companies. New legislation or an enforcement action in this area could harm our reputation and financial results.

Risk factors which we believe are principally specific to our Company (although some may apply to varying degrees to competitors in our industry)

●	Risks relating to participation in the multi-employer pension plan for certain Company union employees - As outlined in the Note 7 of the Company’s Notes to Consolidated Financial Statements and discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company participates in a multi-employer union pension plan (Plan) which is currently in “critical and declining status”, as defined by applicable law. A designation of “critical and declining status” implies that the Plan is expected to become insolvent within the next 20 years. Should the Company withdraw from the Plan, it would be subject to a significant withdrawal liability which is discussed in Note 7 of the Company’s Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company is currently unable to determine the ultimate outcome of this matter and therefore, is unable to determine the effects on its consolidated financial statements, but the ultimate outcome could be material to its consolidated results of operations in one or more future periods.

●	Risk of impairment of goodwill or indefinite-lived intangible assets - In accordance with authoritative guidance, goodwill and indefinite-lived intangible assets are not amortized but are subject to an impairment evaluation annually or more frequently upon the occurrence of a triggering event. Other long-lived assets are likewise tested for impairment upon the occurrence of a triggering event. Such evaluations are based on assumptions and variables including sales demands and growth, profit margins and discount rates. Adverse changes in any of these variables could affect the carrying value of these intangible assets and the Company’s reported profitability.

●	Risk of production interruptions - The majority of the Company’s products are manufactured in a single production facility on specialized equipment. In the event of a disaster, such as a fire or earthquake, at a specific plant location, or other disruption, including labor stoppages or shortages, it would be difficult to transfer production to other facilities or a new location in a timely manner, which could result in loss of market share for the affected products. In addition, from time to time, the Company upgrades or replaces this specialized equipment. In many cases these are integrated and complex installations. A failure or delay in implementing such an installation could impact the availability of one or more of the Company’s products which would have an adverse impact on sales and profits.

●	Risk related to investments in marketable securities - The Company invests its surplus cash in a diversified portfolio of highly rated marketable securities, principally corporate bonds, with maturities generally of three to five years. Such investments could become impaired in the event of certain adverse economic and/or geopolitical events which, if severe, would adversely affect the Company’s financial condition.

●	Risk of further losses in Spain - The Company has continued to restructure its Spanish subsidiary and is exploring a variety of programs to increase sales and profitability. Nonetheless, if our efforts are not successful, additional losses and impairments may be reported in the future. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations.

●	Risk of dependence on large customers - The Company’s largest customers, McLane, Wal-Mart and Dollar Tree, accounted for approximately 37% of net product sales in 2023, and other large national chains are also material to the Company’s sales. The loss of any of these customers, or one or more other large customers, or a material decrease in purchases by one or more large customers, could result in decreased sales and adversely impact the Company’s results of operations and financial condition.

●	Risk related to acquisitions - From time to time, the Company has purchased other confectionery companies or brands. These acquisitions generally come at a high multiple of earnings and are justified based on various assumptions related to sales growth, and operating margins. Were the Company to make another acquisition and be unable to achieve the assumed sales and operating margins, it could have an adverse impact on future sales and profits. In addition, it could become necessary to record an impairment which would have a further adverse impact on reported profits.

●	Risk of “slack fill” or other product label litigation - The Company, as well as other confectionery and food companies, have experienced a number of plaintiff claims that certain products are sold in boxes that are not completely full, and therefore such “slack filled” products are misleading, and even deceptive, to the consumer. The Company has also experienced some litigation claims regarding product and ingredients labeling, and specific state laws that have effectively banned certain ingredients which have not been prohibited by the U.S. Food and Drug Administration. Although the Company believes that these claims and other product labeling claims are without merit and has generally been successful in litigation and court decrees, the Company could be exposed to significant legal fees to defend its position, and in the event that it is not successful, could be subject to fines and costs of settlement, including class action settlements.

●	Risk related to international operations - To the extent there are political leadership or legislative changes, social and/or political unrest, civil war, pandemics such as the Covid-19, terrorism or significant economic or social instability in the countries in which the Company operates, the results of the Company’s business in such countries could be adversely impacted. Currency exchange rate fluctuations between the U.S. dollar and foreign currencies could also have an adverse impact on the Company’s results of operations and financial condition. The Company’s principal markets are the U.S.A., Canada, and Mexico.

●	Risk of union labor stoppages, slowdowns or strikes- - Significant labor stoppages, strikes or possible labor shortages could negatively affect overall operations including production or shipments of finished product to customers which could have material effects on the Company’s sales and profits.

●	The Company is a controlled company due to the common stock holdings of the Gordon family - The Gordon family’s share ownership represents a majority of the combined voting power of all classes of the Company’s common stock as of December 31, 2023. As a result, the Gordon family has the power to elect the Company’s directors and approve actions requiring the approval of the shareholders of the Company.

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

ITEM 1B.            Unresolved Staff Comments.

None.

ITEM 1C.            Cybersecurity.

Information technology is important to our business operations, and we are committed to protecting the privacy, security and integrity of our data, as well as our employee and customer data. The Company has a cybersecurity program in place for assessing, identifying and managing cybersecurity risks that is designed to protect its systems and data from unauthorized access, use or other security impact. Our cybersecurity risk program is designed to identify, assess, prioritize and mitigate risks across the organization; and to ensure that cyber risks are not viewed in isolation, but are assessed, prioritized and managed in alignment with the Company’s other operational, financial and strategic risk mitigation strategies.

We continuously monitor and update our information technology networks and infrastructure in an effort to prevent, detect, address and mitigate risks associated with unauthorized access, misuse, computer viruses and other events that could have a security impact. We invest in industry standard security technology to protect the Company’s data and business processes against risk of cybersecurity incidents. Our data security program includes identity, trust, vulnerability and threat management business processes, as well as adoption of standard data protection policies. We maintain and periodically test backup systems and disaster recovery. We also have processes in place that are designed to prevent disruptions resulting from our implementation of new software, including software updates, and new systems.

The Company has a comprehensive incident response plan to address cybersecurity incidents. The Company’s incident response plan includes procedures for identifying, containing and responding to cybersecurity incidents and is subject to periodic review and assessment. The Company also engages external parties, including consultants and a computer security firm to facilitate its cybersecurity oversight and assist in our response in the event of a cyber-attack or breach. Further, the Company has procured cyber-insurance that would provide coverage and consulting services in the event of a significant security breach. To date, the Company believes that its cybersecurity program has been effective in protecting the confidentiality and integrity of its information and systems; however, the Company cannot guarantee that its cybersecurity program will be successful in preventing all cybersecurity incidents. In addition, the Company’s cyber insurance may not be sufficient in type or amount to cover claims related to security breaches and cyber-attacks.

The Company has not experienced any material cybersecurity incidents or a series of related unauthorized occurrences for the year ended December 31, 2023, and the Company is not currently aware of any cyber security attacks or breaches that are reasonably likely to materially affect the Company’s business, business strategy, operating results or financial condition.  However, as discussed under Item 1A “Risk Factors,” specifically the risks titled

“Risk of operational interruptions relating to computer software or hardware failures, including cyber-attacks,” a cybersecurity incident could negatively impact sales and profits.  The sophistication of cyber, ransomware and other security threats continues to increase, and the preventative actions we take to reduce the risk of these incidents and protect our systems and information may be insufficient. Accordingly, no matter how well controls are designed and implemented, we will not be able to anticipate all cybersecurity attacks, ransomware and other security breaches and we may not be able to implement effective preventive measures against such security breaches in a timely manner.

The Company’s cybersecurity risk program is supervised by members of our executive team and administered by internal information technology leadership with the assistance of third-party experts, including consultants and a computer security firm. The Audit Committee and the Board of Directors receive periodic reports on the Company’s actions to respond to the cyber security incidents and the overall cyber risk environment.  In accordance with our Security Incident Response Plan (“SIRP”), the Audit Committee is to be promptly informed by management of cybersecurity incidents with the potential to have a material impact on the Company, its financial results, or its information systems.

To ensure our employees are educated on potential cybersecurity threats or actions, we train our executive officers and management in the event of a potential cyber threat or cybersecurity incident. Our Company-wide information security training program includes security awareness training, including regular phishing simulations, cyber wellness training and other targeted training and simulations. These programs provide employees the opportunity to gain an understanding and awareness of the various forms of cybersecurity incidents, including how to identify and report any suspicious activity or threat.

ITEM 2.               Properties.

The Company owns its principal manufacturing, warehousing and distribution, and office facilities.  The Company’s largest operating facility in Chicago, Illinois also serves as the Corporate headquarters. The Company also owns domestic manufacturing, warehousing and distribution facilities in Tennessee (Covington), Massachusetts (Cambridge), and Wisconsin (Delavan) and international manufacturing facilities in Mexico (Mexico City), Spain (Barcelona) and two in Canada (Concord, Ontario).  In addition, the Company leases warehouse facilities near it’s Chicago and Covington facilities as well as a smaller manufacturing facility at a second location in Chicago. The lease for this smaller manufacturing facility is renewable by the Company every five years through June 2041.

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

ITEM 4.               Mine Safety Disclosures.

None.

PART II

ITEM 5.               Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the New York Stock Exchange under the trading symbol, “TR”. The Company’s Class B common stock is subject to restrictions on transferability. The Class B common stock is convertible at the option of the holder into shares of common stock on a share-for-share basis. As of February 9, 2024 there were approximately 2,200 and 800 registered holders of record of common and Class B common stock, respectively. In addition, the Company estimates that as of February 9, 2024 there were 120,300 and 200 beneficial holders of common and Class B common stock, respectively.

The following table sets forth information about the shares of its common stock the Company purchased on the open market during the fiscal quarter ended December 31, 2023:

Issuer Purchases of Equity Securities

			Total Number of	Maximum Number (or
	Total	Average	Shares Purchased	Approximate Dollar Value)
	Number	Price	as Part of Publicly	of Shares that May Yet
	of Shares	Paid per	Announced Plans	be Purchased Under the
Period	Purchased	Share	or Programs	Plans or Programs

Oct 1 to Oct 31	180,664	$30.76	Not Applicable	Not Applicable
Nov 1 to Nov 30	—	—	Not Applicable	Not Applicable
Dec 1 to Dec 31	—	—	Not Applicable	Not Applicable
Total	180,664	$30.76

The Company does not have a formal dividend policy, but has historically issued quarterly dividends and in 2023 issued a quarterly dividend of $0.09 per share.  The Company has also historically distributed an annual  3% stock dividend.  While the Company plans to continue to issue quarterly cash dividends and the annual stock dividend there can be no assurance that it will continue to do so in the future.

Performance Graph

The following performance graph compares the cumulative total shareholder return on the Company’s common stock for a five-year period (December 31, 2018 to December 31, 2023) with the cumulative total return of Standard & Poor’s 500 Stock Index (“S&P 500”) and the Dow Jones Industry Food Index (“Peer Group,” which includes the Company), assuming (i) $100 invested on December 31 of the first year of the chart in each of the Company’s common stock, S&P 500 and the Dow Jones Industry Food Index and (ii) the reinvestment of cash and stock dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Tootsie Roll Industries, the S&P 500 Index
and the Dow Jones US Food Producers Index

$250
$200
$150
$100
$50
$0

	12/18	12/19	12/20	12/21	12/22	12/23
Tootsie Roll Industries	100.00	106.33	96.35	122.38	149.62	121.55
S&P 500	100.00	131.49	155.68	200.37	164.08	207.21
Dow Jones US Food Producers	100.00	126.91	133.55	151.52	165.36	151.98

Tootsie Roll Industries **S&P 500** **Dow Jones US Food Producers**

*$100 invested on 12/31/18 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2024 Standard & Poor's, a division of S&P Global. All rights reserved.
Copyright© 2024 S&P Dow Jones Indices LLC, a division of S&P Global. All rights reserved.

ITEM 6.               [RESERVED]

ITEM 7.               Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Thousands of dollars except per share, percentage and ratio figures)

The following discussion should be read in conjunction with the other sections of this report, including the consolidated financial statements and related notes contained in Item 8 of this Form 10-K. This section of this Form 10-K generally discusses the twelve months ended December 31, 2023 as compared to the same period of 2022.  Discussions comparing the results of the twelve months ended December 31, 2022 as compared to same period of 2021 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Form 10-K for the year ended December 31, 2022.

FINANCIAL REVIEW

This financial review discusses the Company’s financial condition, results of operations, liquidity and capital resources, significant accounting policies and estimates, new accounting pronouncements, market risks and other matters. It should be read in conjunction with the Consolidated Financial Statements and related Notes that follow this discussion.

FINANCIAL CONDITION

The Company’s overall financial position remains strong given that aggregate cash, cash equivalents and investments is $427,028 at December 31, 2023, including $87,800 in trading securities discussed below. Cash flows from 2023 operating activities totaled $94,611 compared to $72,051 in 2022, and are discussed in the section entitled Liquidity and Capital Resources. During 2023, the Company paid cash dividends of $25,076, purchased and retired $33,114 of its outstanding shares, and made capital expenditures of $26,796, all of which was financed from internal sources.

The Company’s net working capital was $245,763 at December 31, 2023 compared to $218,894 at December 31, 2022. This increase principally reflects the effects of increased short-term investments and inventories which is discussed below. As of December 31, 2023, the Company’s total cash, cash equivalents and investments, including all long-term investments, was $427,028 compared to $396,926 at December 31, 2022, an increase of $30,102. See Liquidity And Capital Resources section below for discussion. The aforementioned includes $87,800 and $71,208 of investments in trading securities as of December 31, 2023 and 2022, respectively. The Company invests in trading securities to provide an economic hedge for its deferred compensation liabilities, as further discussed herein and in Note 9 of the Company’s Notes to Consolidated Financial Statements.

Shareholders’ equity increased from $783,171 at December 31, 2022 to $823,422 as of December 31, 2023, which principally reflects 2023 net earnings of $91,912, less cash dividends of $25,076 and share repurchases of $33,114.

The Company has a relatively straight-forward financial structure and has historically maintained a conservative financial position. The Company has no special financing arrangements or “off-balance sheet” special purpose entities. Cash flows from operations plus maturities of short-term investments are expected to be adequate to meet the Company’s overall financing needs, including capital expenditures, in 2024. Periodically, the Company considers possible acquisitions, and if the Company were to pursue and complete such an acquisition, that could result in bank borrowings or other financing.

RESULTS OF OPERATIONS

2023 vs. 2022

The consolidated net product sales for the twelve months of 2023 were $763,252 compared to the twelve months 2022 of $681,440, an increase of $81,812 or 12.0%. Fourth quarter 2023 net product sales were $195,368 compared to $188,180 in fourth quarter 2022, an increase of $7,188, or 3.8%. The sales growth in fourth quarter and twelve months 2023 was driven primarily by higher sales price realization. The timing of earlier pre-Halloween and other sales in third quarter 2023 had some adverse effect on fourth quarter 2023 sales when compared to the comparative quarterly periods for 2022. Effective sales and marketing programs, including Halloween and other seasonal sales programs, contributed to higher sales in fourth quarter and twelve months 2023.

Product cost of goods sold were $510,737 in 2023 compared to $452,552 in 2022, an increase of $58,185 or 12.9%. Product cost of goods sold includes $814 and $(893) in certain deferred compensation expenses (credits) in 2023 and 2022, respectively. These deferred compensation expenses (credits) principally result from changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Adjusting for the aforementioned, product cost of goods sold increased from $453,445 in 2022 to $509,923 in 2023, an increase of $56,478 or 12.5%. As a percent of net product sales, these adjusted costs increased from 66.5% in 2022 to 66.8% in 2023, a 0.3 unfavorable percentage point change. Fourth quarter and twelve months 2023 gross profit margins were adversely affected by increasing costs for ingredients, packaging materials, labor and benefits, and plant manufacturing operating supplies, services, utilities and repairs and maintenance. We also incurred additional costs, including overtime and extended operating shifts for plant manufacturing, to meet our demand, including seasonal demands, in 2023. Certain cost and expense reductions did provide some benefit to 2023 gross profit margins.

Our input unit costs for ingredients, packaging materials and many manufacturing repairs, supplies and services moved significantly higher in 2023 from 2022 as new supply agreements at higher prices became effective in early 2023. These higher costs in 2023 are incremental to the significant increase in many input costs that we experienced in prior year 2022 when compared to 2021. We believe that the increases in ingredients and packaging materials costs from 2021 through 2023 are the greatest that we have experienced over any two-year period in the last two decades. Limited supply and continuing high demand for materials, as well as some elevated commodity markets and overall inflation, drove up our unit costs for many of our inputs in each of the past two years. The Company uses the Last-In-First-Out (LIFO) method of accounting for inventory and costs of goods sold which results in lower current income taxes during such periods of increasing costs and higher inflation, but this method does charge the most current costs to cost of goods sold and thereby accelerates the realization of these higher costs.

In response to these higher input costs, many companies in the consumer products industry have increased selling prices during the 2021 through 2023 period. We have implemented price increases as well with the objective of improving sales price realization in order to pass along some of these higher input costs and restore some of our margin declines. We made progress in restoring our margins in 2023, but we have not yet restored our margins to historical levels. Although the Company continues to monitor its input costs, we are mindful of the effects and limits of passing on all of the above-discussed higher input costs to our customers as well as the final consumers of our products. We are seeing some consumer resistance to higher prices in the confectionary category in 2024 and believe that this trend will likely have some adverse effect on our sales in 2024.

Our supply chain improved significantly in 2023 compared to 2022 and we believe that this will continue throughout 2024. However, we remain focused on the supply chain in order to insure that we avoid delays and disruptions which could result in the temporary shutdown of one or more manufacturing lines. Although the availability of labor improved during 2023, we did experience some labor challenges in 2023 at certain of our manufacturing plant locations.

Selling, marketing and administrative expenses were $155,012 in 2023 compared to $121,976 in 2022, an increase of $33,036 or 27.1%. Selling, marketing and administrative expenses include $14,675 and $(16,370) in certain deferred compensation expenses (credits) in 2023 and 2022, respectively. These deferred compensation expenses (credits) principally result from changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Adjusting for the aforementioned, selling, marketing and administrative expenses increased from $138,346 in 2022 to $140,337 in 2023, an increase of $1,991 or 1.4%. As a percent of net product sales, these adjusted expenses decreased from 20.3% of net product sales in 2022 to 18.4% of net product sales in 2023, a 1.9 favorable percentage point change. Selling, marketing and administrative expenses include freight, delivery and warehousing expenses. These expenses decreased from $67,342 in 2022 to $65,465 in 2023, a decrease of $1,877 or 2.8%. As a percent of net product sales, these adjusted expenses decreased from 9.9% in 2022 to 8.6% in 2022, a 1.3 favorable percentage point change.

The Company has foreign operating businesses in Mexico, Canada and Spain, and exports products to many foreign markets. The Company’s Spanish subsidiary (97% owned by the Company) incurred an operating loss of $828 in 2023 compared to its $1,430 loss in 2022. Company management expects the competitive and business challenges in Spain to continue, however, Company management believes that we will continue to make progress on reducing this operating loss in 2024. Nonetheless, management believes that operating losses at its Spanish subsidiary may continue beyond 2024 and that these future losses, as well as some capital expenditures, may require some additional cash financing.

The Company believes that the carrying values of its goodwill and trademarks have indefinite lives as they are expected to generate cash flows indefinitely. In accordance with current accounting guidance, these indefinite-lived intangible assets are assessed at least annually for impairment as of December 31 or whenever events or circumstances indicate that the carrying values may not be recoverable from future cash flows. No impairments were recorded in 2023, 2022 or 2021. Current accounting guidance provides entities an option of performing a qualitative assessment (a "step-zero" test) before performing a quantitative analysis. If the entity determines, on the basis of certain qualitative factors, that it is more-likely-than-not that the intangibles (goodwill and certain trademarks) are not impaired, the entity would not need to proceed to the two step impairment testing process (quantitative analysis) as prescribed in the guidance. During fourth quarter 2023 (and fourth quarters 2022 and 2021), the Company performed a “step zero” test of its goodwill and certain trademarks, and concluded that there was no impairment based on this guidance. For the fair value assessment of certain trademarks where the “step-zero” analysis was not considered appropriate, impairment testing was performed in fourth quarter 2023 (and fourth quarters 2022 and 2021) using discounted cash flows and estimated royalty rates. For these trademarks, holding all other assumptions constant at the test date, a 100 basis point increase in the discount rate or a 100 basis point decrease in the royalty rate would reduce the fair value of these trademarks by approximately 14% and 10%, respectively. Individually, a 100 basis point increase in the discount rate or a 100 basis point decrease in the royalty rate would not result in a potential impairment as of December 31, 2023.

Earnings from operations were $101,828 in 2023 compared to $110,755 in 2022, a decrease of $8,927. Earnings from operations include $15,489 and $(17,263) in certain deferred compensation expense (credits) in 2023 and 2022, respectively, which are discussed above. Adjusting for these deferred compensation expenses (credits), adjusted earnings from operations increased from $93,492 in 2022 to $117,317 in 2023, an increase of $23,825 or 25.5%. The above discussed increase in net product sales was the principal driver of higher adjusted operating earnings in 2023 compared to 2022. Although higher 2023 sales contributed to improved operating earnings compared to 2022, higher input costs mitigated much of the benefits of increased sales.

Management believes the comparisons presented in the preceding paragraphs, after adjusting for changes in deferred compensation, are more reflective of the underlying operations of the Company.

Other income (expense), net was $18,066 in 2023 compared to $(12,614) in 2022, an increase of $30,680. Other income (expense), net principally reflects $15,489 and $(17,263) of aggregate net gains (losses) and investment income on trading securities in 2023 and 2022, respectively. These trading securities provide an economic hedge of the Company’s deferred compensation liabilities; and the related net gains (losses) and investment income were offset by a like amount of expense (credit) in aggregate product cost of goods sold and selling, marketing, and administrative expenses in the respective years as discussed above. Other income (expense), net includes investment income on available for sale securities of $5,211 and $2,641 in 2023 and 2022, respectively, which reflects both higher interest rates and related investment returns on the Company’s available for sale marketable securities, as well as an increase in the average balances in 2023 on such securities. Other income, net also includes foreign exchange (losses) gains of $(2,803) and $1,307 in 2023 and 2022, respectively.

The Company’s effective income tax rates were 21.8% and 21.2% in fourth quarter 2023 and 2022, respectively, and 23.4% and 22.7% in twelve months 2023 and 2022, respectively. The increase in the effective tax rates in 2023 generally reflects higher rates for state income tax provisions. A reconciliation of the differences between the U.S. statutory rate and these effective tax rates is provided in Note 4 of the Company’s Notes to Consolidated Financial Statements.

The Company has provided a full valuation allowance on its Spanish subsidiaries’ tax loss carry-forward benefits of $4,836 and $4,497 as of December 31, 2023 and 2022, respectively, because the Company has concluded that it is not more-likely-than-not that these losses will be utilized before their expiration dates. The Spanish subsidiary has a history of net operating losses and it is not known when and if they will generate taxable income in the future.

U.S. tax reform (US Tax Cuts and Jobs Act enacted in December 2017) changed the United States approach to the taxation of foreign earnings to a territorial system by providing a one hundred percent dividends received deduction for certain qualified dividends received from foreign subsidiaries. These provisions of U.S. tax reform significantly impact the accounting for the undistributed earnings of foreign subsidiaries. After carefully considering these facts, the Company determined that it asserts the permanent reinvestment of all of its foreign subsidiaries earnings as of December 31, 2023.

Net earnings were $91,912 in 2023 compared to $75,937 in 2022, and net earnings per share were $1.32 and $1.07 in 2023 and 2022, respectively, an increase of $0.25 per share or 23.4%. Earnings per share in 2023 benefited from the reduction in average shares outstanding resulting from purchases of the Company’s common stock in the open market by the Company. Average shares outstanding decreased from 70,868 in 2022 to 69,827 in 2023 which reflects share repurchases of $33,114 during 2023. Fourth quarter 2023 and 2022 net earnings attributable to Tootsie Roll Industries, Inc. were

$29,403 and $25,344, respectively, and net earnings per share were $0.42 and $0.36, respectively, an increase of $0.06 per share or 16.7%.

Beginning in 2012, the Company has received periodic notices from the Bakery and Confectionery Union and Industry International Pension Fund (Plan), a multi-employer defined benefit pension plan for certain Company union employees, that the Plan’s actuary certified the Plan to be in “critical status”, as defined by the Pension Protection Act (PPA) and the Pension Benefit Guaranty Corporation (PBGC); and that a plan of rehabilitation was adopted by the trustees of the Plan (the “Trustees”) in 2012. The Plan’s status was changed to “critical and declining status”, as defined by the PPA and PBGC, for the plan year beginning January 1, 2015, and the Plan was projected to have an accumulated funding deficiency for the 2017 through 2024 plan years. A designation of “critical and declining status” implies that the Plan is expected to become insolvent in the next 20 years. The Company has continued to receive annual notices each year (2016 to 2023) that this Plan remains in “critical and declining status” and is projected to become insolvent within the next 20 years. In 2016, the Company received new notices that the Trustees adopted an updated Rehabilitation Plan effective January 1, 2016, and all annual notices through 2023 have continued to classify the Plan in the “critical and declining status” category.

Based on these updated notices, the Plan’s funded percentage (plan investment assets as a percentage of plan liabilities), as defined, were 49.4%, 48.5%, and 48.3% as of the most recent valuation dates available, January 1, 2022, 2021, and 2020, respectively (these valuation dates are as of the beginning of each Plan year). The Plan has recently advised that the information discussed herein, including the Company’s withdrawal liability, is the most current available information. These funded percentages are based on actuarial values, as defined, and do not reflect the actual market value of Plan investments as of these dates. If the market value of investments had been used as of January 1, 2022 the funded percentage would be 56.7% (not 49.4%). As of the January 1, 2022 valuation date (most recent valuation available), only 14% of Plan participants were current active employees, 55% were retired or separated from service and receiving benefits, and 31% were retired or separated from service and entitled to future benefits. The number of current active employee Plan participants as of January 1, 2022 fell 5% from the previous year and 10% over the past two years. When compared to the Plan valuation date of January 1, 2011 (just prior to the Plan being certified to be in “critical status”), current active employee participants have declined 54%, whereas participants who were retired or separated from service and receiving benefits increased 3% and participants who were retired or separated from service and entitled to future benefits increased 8%.

The Company has been advised that its withdrawal liability would have been $96,000, $104,300, and $99,300 if it had withdrawn from the Plan during 2022, 2021, and 2020, respectively, which is the most recent information available to the Company. The most recent decrease in the withdrawal liability as advised by the Plan was primarily driven by an increase in the PBGC interest rates used to value a portion of the liability as well as the positive market value investment performance in 2021. Not all mortality and certain other assumption changes made in 2022 have been fully updated in the calculation of the Company’s withdrawal liability had the Company withdrawn from the Plan during 2022 or 2023. Updating these assumptions may result in a change in the Company’s withdrawal liability. The Company’s relative share of the Plan’s contribution base, driven by employer withdrawals, has increased in the last several years, and management believes that this trend could continue indefinitely and add upward pressure on the Company’s withdrawal liability. Based on the above, including the Company’s increase in such union labor hours to meet its higher product demand in 2022 and 2023, and the Plan’s projected insolvency in the next 20 years, management believes that the Company’s withdrawal liability will likely increase further in future years.

Based on the Company’s most recent actuarial estimates using the information provided by the Plan with respect to the 2022 withdrawal liability (which is the most recent information available to the Company) and certain provisions in ERISA and laws relating to withdrawal liability payments, management believes that the Company’s liability had the Company withdrawn in 2022 would likely be limited to twenty annual payments of $2,714 which have a present value in the range of $31,851 to $43,741 depending on the interest rate used to discount these payments. While the Company’s actuarial consultant did not believe that the Plan will suffer a future mass withdrawal (as defined) of participating employers, in the event of a mass withdrawal, the Company’s annual withdrawal payments would theoretically be payable in perpetuity. Based on the same actuarial estimates, the present value of such perpetuities had a mass withdrawal occurred in 2022 is in the range of $44,472 to $115,808 and would apply in the unlikely event that substantially all employers withdraw from the Plan. The aforementioned is based on a range of valuations and interest rates which the Company’s actuary has advised is provided under the statute. Should the Company actually withdraw from the Plan at a future date, a withdrawal liability, which could be higher than the above discussed amounts, could be payable to the Plan.

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

The Plan advised the Company that it is in the process of applying for benefits available to financial troubled plans under the American Rescue Plan Act of 2021 after having submitted the initial application to the PBGC on March 1, 2023. Company management understands that this legislation would provide financial assistance from the PBGC to shore up financially distressed multi-employer plans to ensure that they can remain solvent and continue to pay benefits to retirees through 2051 without any reduction in retiree benefits. The PBGC final ruling lifts certain investment restrictions imposed by the interim rule and now allows for a split interest rate structure between existing assets and assets acquired with PBGC assistance that should substantially increase the amount of financial assistance available to the Plan. While the Plan’s future solvency will depend significantly on future investment experience and contribution levels even if financial assistance is awarded, many plans previously projected to go insolvent prior to 2051 are now projected to go insolvent closer to, or even beyond 2051, as a result of the final rule. The Company’s actuary advised that the regulations under the aforementioned PBGC financial assistance could result in a higher withdrawal liability even with PBGC financial assistance.

During second quarter 2023, the Company and the union concluded negotiations and entered into a new contract, which expires in September 2027, replacing a prior contract, which expired in September 2022. Under terms of this new union contract, the Company is obligated to continue its participation in the Plan. The Company’s pension expense for this Plan for 2023, 2022 and 2021 was $3,516, $3,510 and $3,156, respectively. The aforementioned expense includes surcharges of $1,239, $1,237 and $1,112 in 2023, 2022 and 2021, respectively, as required under the amended rehabilitation plan discussed above.

The Company is currently unable to determine the ultimate outcome of the above discussed multi-employer union pension matter and therefore is unable to determine the effects on its consolidated financial statements, but the ultimate outcome could be material to its consolidated results of operations or cash flows in one or more future periods. See also Note 7 of the Company’s Note to Consolidated Financial Statements on Form 10-K for the year ended December 31, 2023.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities were $94,611, $72,051 and $85,298 in 2023, 2022 and 2021, respectively. The $22,560 increase in cash flows from operating activities from 2022 to 2023 primarily reflects higher net income and a lower investment in net working capital despite a $20,000 contribution to a Voluntary Employee Benefit Association (“VEBA”) trust as discussed below. Inventories increased in 2022 to better meet demand on a timely basis as well as higher input costs. The $13,247 decrease in cash flows from operating activities from 2021 to 2022 primarily reflects increases in inventories during 2022 including higher unit costs for materials, offset by increases in net earnings and accounts receivable due to increased sales.

The Company manages and controls a VEBA trust, to fund the estimated future costs of certain union employee health, welfare and other benefits. A contribution of $20,000 and $5,000 was made to this trust in 2023 and 2022, respectively; no contribution was made to the trust during 2021. The Company uses these funds to pay the actual cost of such benefits over each union contract period. At December 31, 2023 and 2022, the VEBA trust held $19,126 and $3,879 respectively, of aggregate cash and cash equivalents, which the Company expects to use to pay certain union employee benefits through part or all of 2027. This asset value is included in prepaid expenses and long-term other assets in the Company’s Consolidated Statement of Financial Position and is categorized as Level 1 within the fair value hierarchy.

Cash flows from investing activities reflect capital expenditures of $26,796, $23,356, and $31,426 in 2023, 2022 and 2021, respectively. The Company is currently exploring a plant expansion, including additional and replacement of, certain processing and packaging lines, to better meet its higher level of demand for certain products on a timelier and more cost effective basis. The Company is currently studying this area and believes that this will take place over the next five years, however, most of the actual expenditures are expected to occur in the next three years. Company management believes that the total cost this expansion, including new machinery, equipment and food processing infrastructure, will approximate $70,000 to $80,000. All capital expenditures have been and are expected to be funded from the Company’s cash flow from operations and internal sources including available for sale securities.

Other than the bank loans and the related restricted cash of the Company’s Spanish subsidiary which are discussed in Note 1 of the Company’s Notes to Consolidated Financial Statements, the Company had no bank borrowings or repayments in 2021, 2022, or 2023, and had no outstanding bank borrowings as of December 31, 2022 or 2023. Nonetheless, the Company would consider bank borrowing or other financing in the event that a business acquisition is completed.

Financing activities include Company common stock purchases and retirements of $33,114, $31,910, and $30,184 in 2023, 2022 and 2021, respectively. Cash dividends of $25,076, $24,629, and $24,136 were paid in 2023, 2022 and 2021, respectively.

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

Provisions for bad debts are recorded as selling, marketing and administrative expenses. Write-offs of bad debts did not exceed 0.1% of net product sales in each of 2023, 2022 and 2021, and accordingly, have not been significant to the Company’s financial position or results of operations.

Intangible assets

The Company’s intangible assets consist primarily of goodwill and acquired trademarks. In accordance with accounting guidance, goodwill and other indefinite-lived assets, trademarks, are not amortized, but are instead subjected to annual testing for impairment unless certain triggering events or circumstances are noted. The Company performs its annual impairment review and assessment as of December 31. All trademarks have been assessed by management to have indefinite lives because they are expected to generate cash flows indefinitely. The Company reviews and assesses certain trademarks (non-amortizable intangible assets) for impairment by comparing the fair value of each trademark with its carrying value. Current accounting guidance provides entities an option of performing a qualitative assessment (a "step-zero" test) before performing a quantitative analysis. If the entity determines, on the basis of certain qualitative factors, that it is more-likely-than-not that the intangibles (goodwill and certain trademarks) are not impaired, the entity would not need to proceed to the two step impairment testing process (quantitative analysis) as prescribed in the guidance. During fourth quarter 2023, the Company performed a “step zero” test of its goodwill and certain trademarks, and concluded that there was no impairment based on this guidance.

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

Customer incentive programs, advertising and marketing

Advertising and marketing costs are recorded in the period to which such costs relate. The Company does not defer the recognition of any amounts on its consolidated balance sheet with respect to such costs. The expected cost of future payments to customers for incentives and other trade promotional programs is recorded at the time sale as a reduction of Net product sales. The liabilities associated with these programs are reviewed quarterly and adjusted if the expected utilization rate differs from management’s original estimates. Such adjustments have not historically been material to the Company’s operating results.

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

Valuation of investments

Investments classified as available for sale primarily comprise high quality corporate bonds which are generally not sold prior to maturity, which is typically three to five years. The Company uses a “ladder” approach to its maturities so that approximately 20% to 35% of the portfolio matures each year with the objective of achieving higher yields with minimum interest rate risk. The Company also invests in variable rate demand notes (generally long term bonds where interest rates are reset weekly, and provide a weekly “put” which allows the holder to also sell each week with no loss in principal). All investments are reviewed for impairment at each reporting period by comparing the carrying value or amortized cost to the fair market value. In the event that the Company determines that an investment security’s fair value is permanently impaired, the Company will record the amount of the impairment attributable to credit factors in earnings as credit loss expense or, as applicable, a reversal of that expense, with the amount attributable to non-credit factors in other comprehensive income, net of applicable taxes. The Company’s investment policy, which guides investment decisions, is focused on high quality investments which mitigates the risk of impairment. The Company does not invest in Level 3 securities, as defined, but may utilize third-party professional valuation firms as necessary to assist in the determination of the value of investments that utilize Level 3 inputs (as defined by guidance) should any of its investments be downgraded to Level 3.

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

In order to address the impact of changes in input and other costs, the Company periodically reviews each item in its product portfolio to ascertain if price realization adjustments or other actions should be taken. These reviews include an evaluation of the risk factors relating to market place acceptance of such changes and their potential effect on future sales volumes. In addition, the estimated cost of packaging modifications associated with weight changes, if applicable, is evaluated. The Company also maintains ongoing cost reduction and productivity improvement programs under which cost savings initiatives are encouraged and progress monitored, and continuously reviews automation and productivity opportunities requiring capital investments. The Company is not able to accurately predict the outcome of these cost savings initiatives and their effects on its future results.

Commodity future and foreign currency forward contracts

Commodity price risks relate to ingredients, primarily sugar, cocoa and cocoa powder, chocolate, corn syrup, dextrose, edible oils, milk, whey and gum base ingredients. The Company believes its competitors face similar risks, and the industry has historically adjusted prices, and/or product weights, to compensate for adverse fluctuations in commodity costs. The Company, as well as competitors in the confectionery industry, has historically taken actions, including higher price realization to mitigate rising input costs for ingredients, packaging, labor and fringe benefits, energy, freight and delivery, and plant manufacturing maintenance, supplies and services. Although management seeks to substantially recover cost increases over the long-term, there is risk that higher price realization cannot be fully passed on to customers and, to the extent they are passed on, they could adversely affect customer and consumer acceptance and resulting sales volume.

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

The potential change in fair value of commodity and foreign currency derivative instruments held by the Company at December 31, 2023, assuming a 10% change in the underlying contract price, was $4,458. The analysis only includes commodity and foreign currency derivative instruments and, therefore, does not consider the offsetting effect of changes in the price of the underlying commodity or foreign currency. This amount is not significant compared with the net earnings and shareholders’ equity of the Company.

Interest rates

Interest rate risks primarily relate to the Company’s investments in available for sale marketable securities with maturity dates of generally three to five years.

The majority of the Company’s investments which are classified as available for sale have generally not been sold prior to their maturity, which is typically three to five years. Approximately 20% to 35% of this investment portfolio matures each year. This “ladder” approach to investing limits the Company’s exposure to interest rate fluctuations. The Company also invests in variable rate demand notes which have interest rates that are reset weekly and can be “put back” and sold each week through a remarketing agent, generally a large financial broker, which also substantially eliminates the Company’s exposure to interest rate fluctuations on the principal invested. The accompanying chart summarizes the maturities of the Company’s investments in debt securities at December 31, 2023.

Less than 1 year	$95,507
1 – 2 years	47,848
2 – 3 years	46,226
3 – 4 years	73,732
Total	$263,313

The Company’s outstanding debt at December 31, 2023 and 2022 was $7,500 in an industrial revenue bond in which interest rates reset each week based on the current market rate. Therefore, the Company does not believe that it has significant interest rate risk with respect to its interest bearing debt.

Investment in marketable securities

As stated above, the Company’s investments classified as available for sale primarily include marketable securities which mature in three to five years and variable rate demand notes (VRDNs). The VRDNs have weekly “puts” which are collateralized by bank letters of credit or other assets, and interest rates are reset weekly. Except for VRDNs, the Company’s marketable securities are generally not sold prior to maturity and such maturities generally approximate three to five years. The Company utilizes professional money managers and maintains investment policy guidelines which emphasize high quality and liquidity in order to minimize the potential loss exposures that could result in the event of higher interest rates, a default or other adverse event. The Company continues to monitor these investments and markets, as well as its investment policies, however, the financial markets could experience unanticipated or unprecedented events and future outcomes may be less predictable than in the past.

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

From time to time, the Company may use foreign exchange forward contracts and derivative instruments to mitigate its exposure to foreign exchange risks, as well as those related to firm commitments to purchase equipment from foreign vendors. See Note 10 of the Company’s Notes to Consolidated Financial Statements for outstanding foreign exchange forward contracts as of December 31, 2023.

ITEM 7A.           Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included under the caption “Market Risk” in Item 7 above.

See also Note 1 of the Notes to Consolidated Financial Statements.

ITEM 8.               Financial Statements and Supplementary Data.

Management’s Report on Internal Control Over Financial Reporting

The management of Tootsie Roll Industries, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 (SEC) Rule 13a-15(f). Company management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 as required by SEC Rule 13a-15(c). In making this assessment, the Company used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on the Company’s evaluation under the COSO criteria, Company management concluded that its internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by Grant Thornton LLP (PCAOB ID: 248), an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Tootsie Roll Industries, Inc.

Opinions on the financial statements and internal control over financial reporting

We have audited the accompanying consolidated financial position of Tootsie Roll

Industries, Inc. (a Virginia corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of comprehensive earnings, earnings and retained earnings, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule(s) included under Item 15(a) (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Accrued Liabilities for Trade Promotions

As discussed in Note 1 and 2, the Company promotes products through, but not limited to, discounts, rebates, and volume based incentives. The Company recognizes the estimated costs of these trade promotion activities as a component of variable consideration when determining the transaction price. The unsettled portion of the Company’s obligation for trade promotion activities is included in Accrued liabilities in the Consolidated Statements of Financial Position.

Auditing management’s calculation of the unsettled portion of the Company’s obligation for trade promotion was highly subjective and required significant judgement because of the nature of the required estimates and assumptions. In particular, the estimates require an analysis of the program offered, expectations regarding customer and consumer participation, payment trends, and experiences with similar programs. The estimated costs of these programs are sensitive to changes in trends with regard to customer and consumer participation.

We obtained an understanding, evaluated the design, and tested the operating effectiveness of the controls related to the Company’s calculation of the accrued liabilities for trade promotion activities. For example, we tested controls over management’s review of the completeness of the promotional activities as well as the significant assumptions, including future redemption amounts, and data inputs utilized in the calculation.

To test the unsettled portion of the Company’s obligation for trade activities, we performed audit procedures that included, among others, (1) the evaluation of the estimation methodology used by management, (2) whether all material trade promotion activities were properly included in management’s estimate, (3) the significant assumptions discussed above, and (4) the underlying data used in the analysis. Specially, when evaluating the significant assumptions, we assessed historical and current trends in promotions offered and customer redemption practices. We also performed sensitivity analyses of significant assumptions to evaluate the changes in the estimate that would result from changes in the assumptions.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2018.

Chicago, Illinois

February 28, 2024

CONSOLIDATED STATEMENTS OF

Earnings and Retained Earnings

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES	(in thousands except per share data)

	For the year ended December 31,
	2023	2022	2021
Net product sales	$763,252	$681,440	$566,043
Rental and royalty revenue	6,113	5,530	4,733
Total revenue	769,365	686,970	570,776
Product cost of goods sold	510,737	452,552	370,105
Rental and royalty cost	1,788	1,687	1,430
Total costs	512,525	454,239	371,535
Product gross margin	252,515	228,888	195,938
Rental and royalty gross margin	4,325	3,843	3,303
Total gross margin	256,840	232,731	199,241
Selling, marketing and administrative expenses	155,012	121,976	132,108
Earnings from operations	101,828	110,755	67,133
Other income (expense), net	18,066	(12,614)	18,596
Earnings before income taxes	119,894	98,141	85,729
Provision for income taxes	28,008	22,249	20,421
Net earnings	91,886	75,892	65,308
Less: net earnings (loss) attributable to noncontrolling interests	(26)	(45)	(18)
Net earnings attributable to Tootsie Roll Industries, Inc.	$91,912	$75,937	$65,326

Net earnings attributable to Tootsie Roll Industries, Inc. per share	$1.32	$1.07	$0.91
Average number of shares outstanding	69,827	70,868	71,478

Retained earnings at beginning of period	$48,276	$39,545	$32,312
Net earnings attributable to Tootsie Roll Industries, Inc.	91,912	75,937	65,326
Cash dividends	(24,922)	(24,571)	(24,061)
Stock dividends	(52,317)	(42,635)	(34,032)
Retained earnings at end of period	$62,949	$48,276	$39,545

(The accompanying notes are an integral part of these statements.)

CONSOLIDATED STATEMENTS OF

Comprehensive Earnings

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES	(in thousands)

	For the year ended December 31,
	2023	2022	2021
Net earnings	$91,886	$75,892	$65,308

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	2,745	1,087	(301)

Pension and postretirement reclassification adjustments:
Unrealized gains (losses) for the period on postretirement and pension benefits	(241)	3,338	448
Less: reclassification adjustment for (gains) losses to net earnings	(758)	(826)	(1,405)
Unrealized gains (losses) on postretirement and pension benefits	(999)	2,512	(957)

Investments:
Unrealized gains (losses) for the period on investments	8,510	(9,909)	(4,227)
Less: reclassification adjustment for (gains) losses to net earnings	(1)	(16)	(96)
Unrealized gains (losses) on investments	8,509	(9,925)	(4,323)

Derivatives:
Unrealized gains (losses) for the period on derivatives	(2,748)	(251)	1,423
Less: reclassification adjustment for (gains) losses to net earnings	795	(570)	(2,593)
Unrealized gains (losses) on derivatives	(1,953)	(821)	(1,170)

Total other comprehensive income (loss), before tax	8,302	(7,147)	(6,751)
Income tax benefit (expense) related to items of other comprehensive income	(1,346)	1,991	1,553
Total comprehensive earnings	98,842	70,736	60,110
Comprehensive earnings (loss) attributable to noncontrolling interests	(26)	(45)	(18)
Total comprehensive earnings attributable to Tootsie Roll Industries, Inc.	$98,868	$70,781	$60,128

(The accompanying notes are an integral part of these statements.)

CONSOLIDATED STATEMENTS OF
Financial Position
TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES	(in thousands)

Assets

	December 31,
	2023	2022
CURRENT ASSETS:
Cash and cash equivalents	$75,915	$53,270
Restricted cash	375	365
Investments	95,507	96,128
Accounts receivable trade, less allowances of $2,245 and $2,335	55,568	58,556
Other receivables	9,165	4,299
Inventories:
Finished goods and work-in-process	51,240	43,595
Raw materials and supplies	43,681	40,671
Prepaid expenses	9,200	12,144
Total current assets	340,651	309,028
PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	21,862	21,715
Buildings	144,949	142,462
Machinery and equipment	485,265	467,977
Construction in progress	11,277	4,325
Operating lease right-of-use assets	7,145	4,703
	670,498	641,182
Less — accumulated depreciation	447,520	429,139
Net property, plant and equipment	222,978	212,043
OTHER ASSETS:
Goodwill	73,237	73,237
Trademarks	175,024	175,024
Investments	255,606	247,528
Prepaid expenses and other assets	15,189	465
Deferred income taxes	1,706	1,454
Total other assets	520,762	497,708
Total assets	$1,084,391	$1,018,779

(The accompanying notes are an integral part of these statements.)

(in thousands except per share data)

Liabilities and Shareholders’ Equity

	December 31,
	2023	2022
CURRENT LIABILITIES:
Accounts payable	$15,816	$25,246
Bank loans	1,088	1,051
Dividends payable	6,250	6,154
Accrued liabilities	61,690	54,444
Postretirement health care benefits	665	658
Operating lease liabilities	1,289	791
Income taxes payable	8,090	1,790
Total current liabilities	94,888	90,134
NONCURRENT LIABILITIES:
Deferred income taxes	45,477	45,005
Postretirement health care benefits	9,653	9,303
Industrial development bonds	7,500	7,500
Liability for uncertain tax positions	2,777	3,747
Operating lease liabilities	6,018	3,952
Deferred compensation and other liabilities	94,971	76,256
Total noncurrent liabilities	166,396	145,763
TOOTSIE ROLL INDUSTRIES, INC. SHAREHOLDERS’ EQUITY:
Common stock, $0.694 par value — 120,000 shares authorized — 39,999 and 39,721, respectively, issued	27,777	27,584
Class B common stock, $0.694 par value — 40,000 shares authorized — 29,445 and 28,607, respectively, issued	20,448	19,866
Capital in excess of par value	737,453	719,606
Retained earnings	62,949	48,276
Accumulated other comprehensive loss	(23,213)	(30,169)
Treasury stock (at cost) — 102 shares and 99 shares, respectively	(1,992)	(1,992)
Total Tootsie Roll Industries, Inc. shareholders’ equity	823,422	783,171
Noncontrolling interests	(315)	(289)
Total equity	823,107	782,882
Total liabilities and shareholders' equity	$1,084,391	$1,018,779

(The accompanying notes are an integral part of these statements.)

CONSOLIDATED STATEMENTS OF
Cash Flows
TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES	(in thousands)

	For the year ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$91,886	$75,892	$65,308
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	18,243	17,668	17,570
Deferred income taxes	(913)	1,535	(1,263)
Amortization of marketable security premiums	3,946	5,531	3,837
Changes in operating assets and liabilities:
Accounts receivable	4,891	(3,073)	(14,130)
Other receivables	(4,574)	(1,020)	(706)
Inventories	(9,601)	(28,415)	3,940
Prepaid expenses and other assets	(15,856)	49	2,622
Accounts payable and accrued liabilities	(3,570)	10,329	10,010
Income taxes payable	9,583	(4,565)	(1,296)
Postretirement health care benefits	(649)	(804)	(1,281)
Deferred compensation and other liabilities	1,225	(1,076)	687
Net cash provided by operating activities	94,611	72,051	85,298
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(26,796)	(23,356)	(31,426)
Repayment of premiums on split dollar life insurance policies	—	—	2,514
Purchases of trading securities	(1,875)	(1,543)	(2,668)
Sales of trading securities	774	2,806	968
Purchase of available for sale securities	(92,431)	(96,114)	(108,576)
Sale and maturity of available for sale securities	106,128	49,618	47,289
Net cash used in investing activities	(14,200)	(68,589)	(91,899)
CASH FLOWS FROM FINANCING ACTIVITIES:
Shares purchased and retired	(33,114)	(31,910)	(30,184)
Dividends paid in cash	(25,076)	(24,629)	(24,136)
Proceeds from bank loans	3,499	3,989	3,792
Repayment of bank loans	(3,489)	(3,850)	(3,618)
Net cash used in financing activities	(58,180)	(56,400)	(54,146)
Effect of exchange rate changes on cash	424	347	(283)
Increase (decrease) in cash and cash equivalents	22,655	(52,591)	(61,030)
Cash, cash equivalents and restricted cash at beginning of year	53,635	106,226	167,256
Cash, cash equivalents and restricted cash at end of year	$76,290	$53,635	$106,226

Supplemental cash flow information:
Income taxes paid	$19,583	$23,884	$22,855
Interest paid	$258	$78	$6
Stock dividend issued	$86,433	$70,242	$64,667

(The accompanying notes are an integral part of these statements.)

Notes to Consolidated Financial Statements ($ in thousands except per share data)

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 1—SIGNIFICANT ACCOUNTING POLICIES:

Basis of consolidation:

The consolidated financial statements include the accounts of Tootsie Roll Industries, Inc. and its wholly-owned and majority-owned subsidiaries (the “Company”), which are primarily engaged in the manufacture and sales of candy products. Non-controlling interests relating to majority-owned subsidiaries are reflected in the consolidated financial statements and all significant intercompany transactions have been eliminated.

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

Revenue recognition:

The Company’s revenues, primarily net product sales, principally result from the sale of goods, reflect the consideration to which the Company expects to be entitled, generally based on customer purchase orders. The Company records revenue based on a five-step model in accordance with Accounting Standards Codification ("ASC") Topic 606. Adjustments for estimated customer cash discounts upon payment, discounts for price adjustments, product returns, allowances, and certain advertising and promotional costs, including consumer coupons, are variable consideration and are recorded as a reduction of product sales revenue in the same period the related product sales are recorded. Management’s estimate of the amount to be paid to the customer in the future for such obligations is based on the best information available at the time of sale or historical averages of customer redemption. The outstanding obligations are adjusted for any expected changes due to current business conditions and experience. A net product sale is recorded when the Company delivers the product to the customer, or in certain instances, the customer picks up the goods at the Company’s distribution centers, and thereby obtains control of such product. Amounts billed and due from our customers are classified as accounts receivables trade on the balance sheet and require payment on a short-term basis. Accounts receivable are unsecured. Shipping and handling costs of $65,465, $67,342, and $55,289 in 2023, 2022 and 2021, respectively, are included in selling, marketing and administrative expenses. A minor amount of royalty income (less than 0.1% of our consolidated net sales) is also recognized from sales-based licensing arrangements, pursuant to which revenue is recognized as the third-party licensee sales occur. Rental income (less than 1% of our consolidated net sales) is not considered revenue from contracts from customers.

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

Cash and cash equivalents:

The Company considers short-term debt securities with an original maturity of three months or less to be cash equivalents. Substantially all cash and cash equivalents are held at a major U.S. money center bank or its foreign branches (Bank of America), or its investment broker affiliate (Merrill Lynch). The cash in the Company’s U.S. banks (primarily Bank of America) is not fully insured by the Federal Deposit Insurance Corporation due to the statutory limit of $250. The Company had approximately $4,244 and $5,191 of cash held by it is foreign subsidiaries, principally foreign branches of a U.S. bank (Bank of America), at December 31, 2023 and 2022, respectively. The Company's cash in its foreign bank accounts is also not fully insured.

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

Inventories:

Inventories are stated at lower of cost or net realizable value. The cost of substantially all of the Company’s inventories ($85,644 and $77,083 at December 31, 2023 and 2022, respectively) has been determined by the last-in, first-out (LIFO) method. The excess of current cost over LIFO cost of inventories approximates $44,954 and $34,898 at December 31, 2023 and 2022, respectively. The cost of certain foreign inventories ($9,277 and $7,183 at December 31, 2023 and 2022 respectively) has been determined by the first-in, first-out (FIFO) method. Rebates, discounts and other cash consideration received from vendors related to inventory purchases is reflected as a reduction in the cost of the related inventory item, and is, therefore, reflected in cost of sales when the related inventory item is sold.

Property, plant and equipment:

Depreciation is computed for financial reporting purposes by use of the straight-line method based on useful lives of 20 to 50 years for buildings and 5 to 20 years for machinery and equipment. Depreciation expense was $18,243, $17,668 and $17,570 in 2023, 2022 and 2021, respectively.

Carrying value of long-lived assets:

The Company reviews long-lived assets to determine if there are events or circumstances indicating that the amount of the asset reflected in the Company’s balance sheet may not be recoverable. When such indicators are present, the Company compares the carrying value of the long-lived asset, or asset group, to the future undiscounted cash flows of the underlying assets to determine if impairment exists. If applicable, an impairment charge would be recorded to write down the carrying value to its fair value. The determination of fair value involves the use of estimates of future cash flows that involve considerable management judgment and are based upon assumptions about expected future operating performance. The actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance, and economic conditions. No impairment charges of long-lived assets were recorded by the Company during 2023, 2022 or 2021.

Postretirement health care benefits:

The Company provides certain postretirement health care benefits to a group of “grandfathered” corporate office and management employees. The cost of these postretirement benefits is accrued during the employees’ working careers. See Note 7 of the Company’s Notes to Consolidated Financial Statements for additional information. The Company also provided split dollar life benefits to an executive officer. The Company recorded an asset equal to the cumulative insurance premiums paid that will be recovered upon the death of the covered executive officer or earlier under the terms of the plan. During 2021, the Company received $2,514 of previously paid premiums on these insurance policies which was recorded as a reduction to this asset and has now fully recovered all the premiums under the terms of the plan. No premiums were paid in 2023, 2022 or 2021.

Goodwill and indefinite-lived intangible assets:

In accordance with authoritative guidance, goodwill and intangible assets with indefinite lives are not amortized, but rather reviewed and tested for impairment at least annually unless certain interim triggering events or circumstances require more frequent testing. All trademarks have been assessed by management to have indefinite lives because they are expected to generate cash flows indefinitely. Management believes that all assumptions used for the impairment review and testing are consistent with those utilized by market participants performing similar valuations. No impairments of intangibles, including trademarks and goodwill, were recorded in 2023, 2022 or 2021.

Current accounting guidance provides entities an option of performing a qualitative assessment (a "step-zero" test) before performing a quantitative analysis. If the entity determines, on the basis of certain qualitative factors, that it is more-likely-than-not that the intangibles (goodwill and certain trademarks) are not impaired, the entity would not need to proceed to the two step impairment testing process (quantitative analysis) as prescribed in the guidance. During fourth quarter 2023 and 2022, the Company performed a “step zero” test of its goodwill and certain trademarks, and concluded that there was no impairment based on this guidance. For the fair value assessment of certain trademarks where the “step-zero” analysis was not considered appropriate, impairment testing was performed in fourth quarter 2023 and 2022 using discounted cash flows and estimated royalty rates. For these trademarks, holding all other assumptions constant at the test date, a 100 basis point increase in the discount rate or a 100 basis point decrease in the royalty rate would reduce the fair value of these trademarks by approximately 14% and 10%, respectively. Individually, a 100 basis point increase in the discount rate or a 100 basis point decrease in the royalty rate would not result in a potential impairment as of December 31, 2023.

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

VEBA trust:

The Company maintains a VEBA trust managed and controlled by the Company, to fund the estimated future costs of certain employee health, welfare and other benefits. The Company made $20,000 and $5,000 contributions to the VEBA trust in 2023 and 2022, respectively, no contribution was made to the trust in 2021. The Company will continue using the VEBA trust funds to pay the actual cost of such benefits through most or possibly all of 2027. At December 31, 2023 and 2022, the VEBA trust held $19,126 and $3,879, respectively, of aggregate cash and cash equivalents. This asset value is included in prepaid expenses and long-term other assets in the Company’s Consolidated Statement of Financial Position. These assets are categorized as Level 1 within the fair value hierarchy.

Bank loans:

Bank loans consist of short term (less than 120 days) borrowings by the Company’s Spanish subsidiary that are held by international banks. The weighted-average interest rate as of December 31, 2023 and 2022 was 6.9% and 3.1%, respectively.

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

Recent accounting pronouncements:

In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-09, "Improvements to Income Tax Disclosures". The amendments in this update affect income tax disclosures primarily related to the rate reconciliation and income taxes paid information.  The amendments in this update are effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the potential effects of these amendments on its Consolidated Financial Statements.

NOTE 2—ACCRUED LIABILITIES:

Accrued liabilities are comprised of the following:

	December 31,
	2023	2022
Compensation	$14,048	$12,801
Other employee benefits	6,928	6,893
Taxes, other than income	4,526	4,078
Advertising and promotions	26,015	21,220
Other	10,173	9,452
	$61,690	$54,444

NOTE 3—INDUSTRIAL DEVELOPMENT BONDS:

Industrial development bonds are due in 2027. The average floating interest rate, which is reset weekly, was 3.5% and 1.3% in 2023 and 2022, respectively. See Note 9 of the Company’s Notes to Consolidated Financial Statements for fair value disclosures.

NOTE 4—INCOME TAXES:

The domestic and foreign components of pretax income are as follows:

	2023	2022	2021
Domestic	$105,018	$84,286	$77,434
Foreign	14,876	13,855	8,295
	$119,894	$98,141	$85,729

The provision for income taxes is comprised of the following:

	2023	2022	2021
Current:
Federal	$21,710	$13,070	$16,886
Foreign	3,775	4,110	1,983
State	3,738	2,605	2,822
	29,223	19,785	21,691
Deferred:
Federal	(1,209)	2,364	(2,069)
Foreign	658	81	39
State	(664)	19	760
	(1,215)	2,464	(1,270)
	$28,008	$22,249	$20,421

Deferred taxes reflect temporary differences between the tax basis and financial statement carrying value of assets and liabilities. The significant temporary differences that comprised the deferred tax assets and liabilities are as follows:

	December 31,
	2023	2022
Deferred tax assets:
Accrued customer promotions	$1,223	$1,269
Deferred compensation	21,617	17,533
Postretirement benefits	2,572	2,466
Other accrued expenses	4,214	7,744
Foreign subsidiary tax loss carry forward	5,012	4,650
Outside basis difference in foreign subsidiary	361	359
Capitalized research and development costs	6,594	2,049
Deductible state tax depreciation	1,386	893
Tax credit carry forward	2,368	2,047
	45,347	39,010
Valuation allowances	(6,361)	(5,703)
Total deferred tax assets	$38,986	$33,307
Deferred tax liabilities:
Depreciation	$27,604	$27,153
Deductible goodwill and trademarks	38,512	37,608
Accrued export company commissions	4,735	4,580
Employee benefit plans	4,000	395
Inventory reserves	(688)	934
Prepaid insurance	721	1,016
Unrealized capital gains	2,633	(160)
Deferred foreign exchange gain	—	119
Deferred gain on sale of real estate	5,240	5,213
Total deferred tax liabilities	$82,757	$76,858
Net deferred tax liability	$43,771	$43,551

The valuation allowances as of December 31, 2023 and 2022 were primarily related to foreign jurisdictions’ net operating loss carryforwards and state credits that we do not expect to realize.

At December 31, 2023, the amounts of the Company’s foreign subsidiary valuation allowances for net operating loss carryforwards were $5,012 and $4,650 at December 31, 2023 and 2022, respectively.

At December 31, 2023, the Company has benefits related to state tax credit carryforwards valuation allowances were $1,349 and $1,053 at December 31, 2023 and 2022, respectively.

The effective income tax rate differs from the statutory rate as follows:

	2023	2022	2021
U.S. statutory rate	21.0%	21.0%	21.0%
State income taxes, net	3.7	2.3	2.4
Foreign income tax rates	0.3	1.0	0.2
Income tax credits and adjustments	(0.6)	(0.8)	(0.6)
Adjustment of deferred tax balances	(0.2)	(0.7)	0.6
Reserve for uncertain tax benefits	(0.2)	0.3	—
Other, net	(0.6)	(0.4)	0.2
Effective income tax rate	23.4%	22.7%	23.8%

As a result of the 2017 Tax Cuts and Jobs Act, the Company asserts it is permanently reinvested in its foreign subsidiaries earnings outside of United States.

At December 31, 2023 and 2022, the Company had unrecognized tax benefits of $2,313 and $3,392, respectively. Included in this balance is $1,736 and $1,734, respectively, of unrecognized tax benefits that, if recognized, would favorably affect the annual effective income tax rate. 2023 includes a change for temporary items that also results in offsetting adjustment to deferred tax. As of December 31, 2023 and 2022, $463 and $355, respectively, of interest and penalties were included in the liability for uncertain tax positions.

A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows:

	2023	2022	2021
Unrecognized tax benefits at January 1	$3,392	$3,133	$3,011
Increases in tax positions for the current year	510	393	700
Reductions in tax positions for lapse of statute of limitations	(1,589)	(134)	(578)
Unrecognized tax benefits at December 31	$2,313	$3,392	$3,133

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes on the Consolidated Statements of Earnings and Retained Earnings.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions, primarily Canada and Mexico. The Company generally remains subject to examination by U.S. federal, state and foreign tax authorities for the years 2020 through 2022. With few exceptions, the Company is no longer subject to examinations by tax authorities for the years 2019 and prior.

NOTE 5—SHARE CAPITAL AND CAPITAL IN EXCESS OF PAR VALUE:

							Capital in
			Class B				Excess
	Common Stock		Common Stock		Treasury Stock		of Par
	Shares	Amount	Shares	Amount	Shares	Amount	Value
	(000’s)		(000’s)		(000’s)
Balance at December 31, 2020	39,073	$27,134	27,012	$18,758	93	$(1,992)	$706,930
Issuance of 3% stock dividend	1,163	807	810	562	3	—	32,495
Conversion of Class B common shares to common shares	29	20	(29)	(20)	—	—	—
Purchase and retirement of common shares	(921)	(639)	—	—	—	—	(29,545)
Balance at December 31, 2021	39,344	27,322	27,793	19,300	96	(1,992)	709,880
Issuance of 3% stock dividend	1,176	817	833	579	3	—	41,068
Conversion of Class B common shares to common shares	19	13	(19)	(13)	—	—	—
Purchase and retirement of common shares	(818)	(568)	—	—	—	—	(31,342)
Balance at December 31, 2022	39,721	27,584	28,607	19,866	99	(1,992)	719,606
Issuance of 3% stock dividend	1,185	823	858	596	3	—	50,649
Conversion of Class B common shares to common shares	20	14	(20)	(14)	—	—	—
Purchase and retirement of common shares	(927)	(644)	—	—	—	—	(32,802)
Balance at December 31, 2023	39,999	$27,777	29,445	$20,448	102	$(1,992)	$737,453

Average shares outstanding and all per share amounts included in the financial statements and notes thereto have been adjusted retroactively to reflect annual three percent stock dividends.

While the Company does not have a formal or publicly announced Company common stock purchase program, the Company’s board of directors periodically authorizes a dollar amount for such share purchases.

Based upon this policy, shares were purchased and retired as follows:

	Total Number of Shares
Year	Purchased (000’s)	Average Price Paid Per Share
2023	928	$35.66
2022	818	$38.98
2021	921	$32.76

NOTE 6—OTHER INCOME, NET:

Other income, net is comprised of the following:

	2023	2022	2021
Interest and dividend income relating to available for sale investments	$5,211	$2,641	$2,740
Gains (losses) on trading securities relating to deferred compensation plans	15,489	(17,263)	14,207
Interest expense	(337)	(104)	(46)
Foreign exchange gains (losses)	(2,803)	1,307	667
Capital gains (losses)	(172)	121	(286)
Miscellaneous, net	678	684	1,314
	$18,066	$(12,614)	$18,596

NOTE 7—EMPLOYEE BENEFIT PLANS:

Pension plans:

The Company sponsors a defined contribution pension plan covering certain non-union employees with over one year of credited service. The Company’s policy is to fund pension costs accrued based on compensation levels. Total expense for this plan for 2023, 2022 and 2021 approximated $2,812, $2,682 and $3,010, respectively. The Company also maintains certain defined contribution 401K profit sharing and retirement plans. Company contributions in 2023, 2022 and 2021 to these plans were $3,568, $3,265 and $3,201 respectively.

The Company also contributes to a multi-employer defined benefit pension plan for certain of its union employees under a collective bargaining agreement which is as follows:

Plan name: Bakery and Confectionery Union and Industry International Pension Fund (Plan)

Employer Identification Number and plan number: 52-6118572, plan number 001

Funded Status as of the most recent year available: 49.40% funded as of January 1, 2022

The Company’s contributions to such plan: $3,530, $3,508 and $3,118 in 2023, 2022 and 2021, respectively

Plan status: Critical and declining for the plan year beginning January 1, 2023 (most recent date information is available)

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

The amended rehabilitation plan, which continues, requires that employer contributions include 5% compounded annual surcharge increases each year for an unspecified period of time beginning January 2013 (in addition to the 5% interim surcharge initiated in 2012) as well as certain plan benefit reductions. In fourth quarter 2020, the Plan Trustees advised the Company that the surcharges would no longer increase and therefore be “frozen” at the rates and amounts in effect as of December 31, 2020 provided that the local bargaining union and the Company executed a formal consenting agreement by March 31, 2021. During first quarter 2021, the local bargaining union and the Company executed this agreement which resulted in the “freezing” of such surcharges as of December 31, 2020. The Company’s pension expense for this Plan for 2023, 2022 and 2021 was $3,516, $3,510 and $3,156, respectively. The aforementioned expense includes surcharges of $1,239, $1,237 and $1,112 in 2023, 2022 and 2021, respectively, as required under the plan of rehabilitation, as amended.

The Plan advised the Company that it is in the process of applying for benefits available to financial troubled plans under the American Rescue Plan Act of 2021 after having submitted the initial application to the PBGC in first quarter 2023. If the application is approved, the Special Financial Assistance funds the plan would receive are expected to have a material effect on the Plan’s assets. The Company’s actuary believes that it still remains unclear if the Plan can remain solvent through the targeted date of 2051 and that the regulations under the aforementioned PBGC financial assistance could result in a higher withdrawal liability even with PBGC financial assistance. The Company is currently unable to determine the ultimate outcome of the above discussed matter and therefore is unable to determine the effects on its consolidated financial statements, but the ultimate outcome or the effects of any modifications to the current rehabilitation plan could be material to its consolidated results of operations or cash flows in one or more future periods.

Deferred compensation:

The Company sponsors three deferred compensation plans for selected executives and other employees: (i) the Excess Benefit Plan, which restores retirement benefits lost due to Internal Revenue Service limitations on contributions to tax-qualified plans, (ii) the Supplemental Plan, which allows eligible employees to defer the receipt of eligible compensation until designated future dates and (iii) the Career Achievement Plan, which provides a deferred annual incentive award to selected executives. Participants in these plans earn a return on amounts due them based on several investment options, which mirror returns on underlying investments (primarily mutual funds). The Company economically hedges its obligations under the plans by investing in the actual underlying investments. These investments are classified as trading securities and are carried at fair value. At December 31, 2023 and 2022, these investments totaled $87,800 and $71,208, respectively. All gains and losses and related investment income from these investments, which are recorded in other income, net, are equally offset by corresponding increases and decreases in the Company’s deferred compensation liabilities.

Postretirement health care benefit plans:

The Company maintains a post-retirement health benefits plan for a group of “grandfathered” corporate employees. The plan, as amended in 2013, generally limited future annual cost increases in health benefits to 3%, restricted this benefit to current employees and retirees with long-term service with the Company, and eliminated all post-retirement benefits for future employees effective April 1, 2014. Post-retirement benefits liabilities (as amended) were $10,317 and $9,961 at December 31, 2023 and 2022, respectively. Accumulated other comprehensive loss (pre-tax) at December 31, 2023 represents $3,418 of a net actuarial gain.

The changes in the accumulated postretirement benefit obligation at December 31, 2023 and 2022 consist of the following:

	December 31,
	2023	2022
Benefit obligation, beginning of year	$9,961	$13,235
Service cost	142	241
Interest cost	477	336
Actuarial (gain)/loss	276	(3,323)
Benefits paid	(539)	(528)
Benefit obligation, end of year	$10,317	$9,961

The actuarial loss in 2023 is attributable to a decrease in the discount rate, resulting in a loss. The actuarial (gain) in 2022 is attributable to an increase in the discount rate, resulting in a (gain).

Net periodic postretirement benefit cost (income) included the following components:

	2023	2022	2021
Service cost—benefits attributed to service during the period	$142	$241	$270
Interest cost on the accumulated postretirement benefit obligation	477	336	291
Net amortization	(758)	(826)	(1,405)
Net periodic postretirement benefit cost (income)	$(139)	$(249)	$(844)

The Company estimates future benefit payments will be $665, $687, $707, $723 and $728 in each year beginning in 2024 through 2028, respectively, and a total of $3,693 in 2029 through 2033.

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

The following geographic data includes net product sales summarized on the basis of the customer location and long-lived assets based on their physical location:

	2023	2022	2021
Net product sales:
United States	$693,232	$622,817	$514,437
Canada, Mexico and Other	70,020	58,623	51,606
	$763,252	$681,440	$566,043
Long-lived assets:
United States	$188,979	$182,393	$178,936
Canada	27,981	25,715	27,051
Mexico and Other	6,018	3,935	2,919
	$222,978	$212,043	$208,906

Sales revenues from Wal-Mart Stores, Inc. aggregated approximately 22.2%, 23.0%, and 22.7% of net product sales during the year ended December 31, 2023, 2022 and 2021, respectively. Sales revenues from Dollar Tree, Inc. (which includes Family Dollar which was acquired by Dollar Tree) aggregated approximately 14.2%, 12.4%, and 12.1% of net product sales during the year ended December 31, 2023, 2022 and 2021, respectively. Some of the aforementioned sales to Wal-Mart and Dollar Tree are sold to McLane Company, a large national grocery wholesaler, which services and delivers certain of the Company’s products to Wal-Mart, Dollar Tree and other retailers in the U.S.A. Net product sales revenues from McLane, which includes these Wal-Mart and Dollar Tree sales as well as sales and deliveries to other Company customers, were 20.1% in 2023 and 20.4% in 2022 and 21.0% in 2021. At December 31, 2023 and 2022, the Company’s three largest customers discussed above accounted for approximately 39.6% and 39.2% of total accounts receivable, respectively.

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

As of December 31, 2023 and 2022, the Company held certain financial assets that are required to be measured at fair value on a recurring basis. These include derivative hedging instruments related to the foreign currency forward contracts and purchase of certain raw materials, investments in trading securities and available for sale securities. The Company’s available for sale and trading securities principally consist of corporate bonds and variable rate demand notes.

The fair value of the Company’s industrial revenue development bonds at December 31, 2023 and 2022 were valued using Level 2 inputs which approximates the carrying value of $7,500 for both periods. Interest rates on these bonds reset weekly based on current market conditions.

The following tables present information about the Company’s financial assets and liabilities measured at fair value as of December 31, 2023 and 2022, and indicate the fair value hierarchy and the valuation techniques utilized by the Company to determine such fair value:

	Estimated Fair Value December 31, 2023
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and equivalents	$75,915	$75,915	$—	$—
Available for sale securities	263,313	4,084	259,229	—
Foreign currency derivatives	302	—	302	—
Commodity derivatives	(2,526)	(2,526)	—	—
Trading securities	87,800	70,681	17,119	—
Total assets measured at fair value	$424,804	$148,154	$276,650	$—

	Estimated Fair Value December 31, 2022
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and equivalents	$53,270	$53,270	$—	$—
Available for sale securities	272,448	1,889	270,559	—
Foreign currency derivatives	(282)	—	(282)	—
Commodity derivatives	10	10	—	—
Trading securities	71,208	56,049	15,159	—
Total assets measured at fair value	$396,654	$111,218	$285,436	$—

Available for sale securities which utilize Level 2 inputs consist primarily of corporate bonds and variable rate demand notes, which are valued based on quoted market prices or alternative pricing sources with reasonable levels of price transparency.

A summary of the aggregate fair value, gross unrealized gains, gross unrealized losses and amortized cost basis of the Company’s investment portfolio by major security type is as follows:

	December 31, 2023
	Amortized	Fair	Unrealized
Available for Sale:	Cost	Value	Gains	Losses
Municipal bonds	$—	$—	$—	$—
Variable rate demand notes	4,590	4,590	—	—
Corporate bonds	257,766	254,640	—	(3,126)
Government securities	4,070	4,083	—	13
Certificates of deposit	—	—	—	—
	$266,426	$263,313	$—	$(3,113)

	December 31, 2022
	Amortized	Fair	Unrealized
Available for Sale:	Cost	Value	Gains	Losses
Municipal bonds	$41	$40	$—	$(1)
Variable rate demand notes	4,800	4,800	—	—
Corporate bonds	276,148	264,575	—	(11,573)
Government securities	1,924	1,889	—	(35)
Certificates of deposit	1,157	1,144	—	(13)
	$284,070	$272,448	$—	$(11,622)

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

The Company recognizes all derivative instruments as either assets or liabilities at fair value in the Consolidated Statements of Financial Position. Derivative assets are recorded in other receivables and derivative liabilities are recorded in accrued liabilities. The Company uses either hedge accounting or mark-to-market accounting for its derivative instruments. Derivatives that qualify for hedge accounting are designated as cash flow hedges by formally documenting the hedge relationships, including identification of the hedging instruments, the hedged items and other critical terms, as well as the Company’s risk management objectives and strategies for undertaking the hedge transaction. As of December 31, 2023 and 2022, all derivative instruments are accounted for using hedge accounting.

Changes in the fair value of the Company’s cash flow hedges are recorded in accumulated other comprehensive loss, net of tax, and are reclassified to earnings in the periods in which earnings are affected by the hedged item. Substantially all amounts reported in accumulated other comprehensive loss for commodity derivatives are expected to be reclassified to cost of goods sold. Approximately $1,691, $756 and $79 of this accumulated comprehensive loss is expected to be charged to earnings in 2024, 2025 and 2026. Approximately $302 in accumulated other comprehensive gain for foreign currency derivatives is expected to be reclassified to other income, net in 2024.

The following table summarizes the Company’s outstanding derivative contracts and their effects on its Consolidated Statements of Financial Position at December 31, 2023 and 2022:

	December 31, 2023
	Notional
	Amounts	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign currency derivatives	$16,337	$302	$—
Commodity derivatives	28,247	16	(2,542)
Total derivatives		$318	$(2,542)

	December 31, 2022
	Notional
	Amounts	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign currency derivatives	$7,264	$—	$(282)
Commodity derivatives	189	10	—
Total derivatives		$10	$(282)

The effects of derivative instruments on the Company’s Consolidated Statement of Earnings, Comprehensive Earnings and Retained Earnings for year ended December 31, 2023 and 2022 are as follows:

	For Year Ended December 31, 2023
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings
Foreign currency derivatives	$374	$(210)	$—
Commodity derivatives	(3,122)	(585)	—
Total	$(2,748)	$(795)	$—

	For Year Ended December 31, 2022
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings
Foreign currency derivatives	$(484)	$223	$—
Commodity derivatives	233	347	—
Total	$(251)	$570	$—

NOTE 11—ACCUMULATED OTHER COMPREHENSIVE LOSS:

The following table sets forth information with respect to accumulated other comprehensive earnings (loss):

						Accumulated
	Foreign		Foreign		Postretirement	Other
	Currency		Currency	Commodity	and Pension	Comprehensive
	Translation	Investments	Derivatives	Derivatives	Benefits	Earnings (Loss)
Balance at December 31, 2021	$(24,882)	$(1,286)	$322	$94	$739	$(25,013)
Other comprehensive earnings (loss) before reclassifications	1,087	(7,511)	(368)	177	2,529	(4,086)
Reclassifications from accumulated other comprehensive loss	—	(12)	(169)	(263)	(626)	(1,070)
Other comprehensive earnings (loss) net of tax	1,087	(7,523)	(537)	(86)	1,903	(5,156)
Balance at December 31, 2022	$(23,795)	$(8,809)	$(215)	$8	$2,642	$(30,169)
Other comprehensive earnings (loss) before reclassifications	2,745	6,450	284	(2,366)	(184)	6,929
Reclassifications from accumulated other comprehensive loss	—	—	159	443	(575)	27
Other comprehensive earnings (loss) net of tax	2,745	6,450	443	(1,923)	(759)	6,956
Balance at December 31, 2023	$(21,050)	$(2,359)	$228	$(1,915)	$1,883	$(23,213)

The amounts reclassified from accumulated other comprehensive income (loss) consisted of the following:

Details about Accumulated Other	Year to Date Ended
Comprehensive Income Components	December 31, 2023	December 31, 2022	Location of (Gain) Loss Recognized in Earnings
Investments	$(1)	$(16)	Other income, net
Foreign currency derivatives	210	(223)	Other income, net
Commodity derivatives	585	(347)	Product cost of goods sold
Postretirement and pension benefits	(758)	(826)	Other income, net
Total before tax	36	(1,412)
Tax expense (benefit)	(9)	342
Net of tax	$27	$(1,070)

NOTE 12—GOODWILL AND INTANGIBLE ASSETS:

All of the Company’s intangible indefinite-lived assets are trademarks.

The changes in the carrying amount of trademarks for 2023 and 2022 were as follows:

	2023	2022
Original cost	$193,767	$193,767
Accumulated impairment losses as of January 1	(18,743)	(18,743)
Balance at January 1	$175,024	$175,024
Current year impairment losses	—	—
Balance at December 31	$175,024	$175,024
Accumulated impairment losses as of December 31	$(18,743)	$(18,743)

The fair value of indefinite-lived intangible assets was primarily assessed using the present value of estimated future cash flows and relief-from-royalty method.

The Company has no accumulated impairment losses of goodwill.

NOTE 13—LEASES:

The Company leases certain buildings, land and equipment that are classified as operating leases. These leases have remaining lease terms of up to approximately 18 years.  Operating lease cost totaled $1,328 and $1,020 for twelve months 2023 and 2022, respectively. Cash paid for operating lease liabilities totaled $1,193 and $979 for the twelve months 2023 and 2022, respectively. As of December 31, 2023 and 2022, operating lease right-of-use assets were $7,145 and $4,703, respectively, and operating lease liabilities were $7,306 and $4,743, respectively. The weighted-average remaining lease term related to these operating leases was 10.2 years and 15.9 years as of December 31, 2023 and 2022, respectively. The weighted-average discount rate related to the Company’s operating leases was 3.7% and 3.3% as of December 31, 2023 and 2022, respectively. Maturities of operating lease liabilities at December 31, 2023 are as follows: $1,060 in 2024, $1,050 in 2025, $790 in 2026, $709 in 2027 and $3,697 thereafter.

The Company, as lessor, rents certain commercial real estate to third party lessees. The December 31, 2023 and 2022 cost related to these leased properties was $51,370 and $51,370, respectively, and the accumulated depreciation related to these leased properties was $17,962 and $16,903, respectively. Terms of certain such leases, including renewal options, may be extended for up to approximately fifty-seven years, many of which provide for periodic adjustment of rent payments based on changes in consumer or other price indices. The Company recognizes lease income on a straight-line basis over the lease term. Lease income in the twelve months of 2023 and 2022 was $5,385 and $4,934, respectively, and is classified in cash flows from operating activities.

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

Internal Control over Financial Reporting

(a)	See “Management’s Report on Internal Control Over Financial Reporting,” included in Item 8 “Financial Statements and Supplementary Data,” which is incorporated herein by reference.

(b)	See “Report of Independent Registered Public Accounting Firm” included in Item 8 “Financial Statements and Supplementary Data” for the attestation report of the Company’s independent registered public accounting firm, which is incorporated herein by reference.

(c)	There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table sets forth the information with respect to the executive officers of the Company:

Name	Position (1)	Age

Ellen R. Gordon*	Chairman of the Board and Chief Executive Officer	92

G. Howard Ember Jr.	Vice President/Finance	71

Stephen P. Green	Vice President/Manufacturing	65

Kenneth D. Naylor	Vice President/Marketing and Sales	64

Barry P. Bowen	Treasurer	68

Henry G. Mills	Vice President/Business Development	35

*      A member of the Board of Directors of the Company.

(1)	All of the above named officers have served in the positions set forth in the table as their principal occupations for more than the past five years except for Mr. Naylor and Mr. Mills who were appointed to their current positions on January 1, 2020 and October 1, 2022, respectively. Previously, Mr. Naylor and Mr. Mills held positions of Vice President, U.S.A. Sales and Director, Business Development, respectively, during the past five-year period.

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

ITEM 15.             Exhibits, Financial Statement Schedules.

(a) Financial Statements.

(1) The following financial statements are included in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Earnings and Retained Earnings for each of the three years ended December 31, 2023, 2022 and 2021

Consolidated Statements of Comprehensive Earnings for each of the three years ended December 31, 2023, 2022 and 2021

Consolidated Statements of Financial Position at December 31, 2023 and 2022

Consolidated Statements of Cash Flows for each of the three years ended in the period December 31, 2023, 2022 and 2021

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules.

The financial statement schedule included in this Form 10-K is Schedule II - Valuation and Qualifying Accounts and Reserves for the Year Ended December 31, 2023, 2022 and 2021 (see Schedule II immediately following ITEM 16 of this Form 10-K).

(3) Exhibits required by Item 601 of Regulation S-K:

See Index to Exhibits which appears following Financial Schedule II.

ITEM 16. Form 10-K Summary.

None.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS (in thousands)

DECEMBER 31, 2023, 2022 and 2021

		Additions
		(reductions)
	Balance at	charged		Balance at
	beginning	(credited) to		End of
Description	of year	expense	Deductions(1)	Year

2023:
Reserve for bad debts	$1,414	$160	$55	$1,519
Reserve for cash discounts	921	13,305	13,500	726
Deferred tax asset valuation	5,703	658	—	6,361
	$8,038	$14,123	$13,555	$8,606

2022:
Reserve for bad debts	$1,392	$34	$12	$1,414
Reserve for cash discounts	889	12,153	12,121	921
Deferred tax asset valuation	5,555	148	—	5,703
	$7,836	$12,335	$12,133	$8,038

2021:
Reserve for bad debts	$1,108	$418	$134	$1,392
Reserve for cash discounts	586	10,153	9,850	889
Deferred tax asset valuation	5,593	(38)	—	5,555
	$7,287	$10,533	$9,984	$7,836

(1)	Deductions against reserve for bad debts consist of accounts receivable written off net of recoveries and exchange rate movements. Deductions against reserve for cash discounts consist of allowances to customers.

INDEX TO EXHIBITS

3.1	Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.

3.2	Amendment to Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

3.3	Amended and Restated By-Laws. Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

4.1	Specimen Class B Common Stock Certificate. Incorporated by reference to Exhibit 1.1 of the Company’s Registration Statement on Form 8-A dated February 29, 1988.

4.2	Description of Common Stock. Incorporated by reference to Exhibit 4.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

10.1*	Excess Benefit Plan. Incorporated by reference to Exhibit 10.8.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1990.

10.2*	Amended and Restated Career Achievement Plan of the Company. Incorporated by reference to Exhibit 10.8.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

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

10.15*

Tootsie Roll Industries, Inc. Management Incentive Plan effective January 1, 2023. Incorporated by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023.

21	List of Subsidiaries of the Company.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Policy Relating to Recovery of Erroneously Awarded Compensation

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*Management compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Tootsie Roll Industries, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOOTSIE ROLL INDUSTRIES, INC.

By:	/s/ Ellen R. Gordon
Ellen R. Gordon, Chairman of the Board of Directors and Chief Executive Officer

Date:	February 28, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ellen R. Gordon	Chairman of the Board of Directors and Chief Executive Officer	February 28, 2024
Ellen R. Gordon	(principal executive officer)

/s/ Paula M. Wardynski	Director	February 28, 2024
Paula M. Wardynski

/s/ Lana Jane Lewis-Brent	Director	February 28, 2024
Lana Jane Lewis-Brent

/s/ Barre A. Seibert	Director	February 28, 2024
Barre A. Seibert

/s/ Virginia L. Gordon	Director	February 28, 2024
Virginia L. Gordon

/s/ G. Howard Ember, Jr.	Vice President, Finance	February 28, 2024
G. Howard Ember, Jr.	(principal financial officer and principal accounting officer)