Form 10-Q
period 2024-03-31
TOOTSIE ROLL INDUSTRIES INC
filed 2024-05-09
CIK 98677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (March 31, 2024).

Class	Outstanding

Common Stock, $0.694 par value	41,210,977
Class B Common Stock, $0.694 par value	30,311,127

TOOTSIE ROLL INDUSTRIES, INC.

MARCH 31, 2024

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See “Forward-Looking Statements” under Part I — Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands) (Unaudited)

	March 31, 2024	December 31, 2023	March 31, 2023

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$64,886	$75,915	$37,992
Restricted cash	367	375	369
Investments	94,475	95,507	85,880
Accounts receivable trade, less allowances of $2,543 $2,245 and $2,546	44,257	55,568	59,392
Other receivables	6,412	9,165	3,707
Inventories:
Finished goods and work-in-process	61,498	51,240	63,610
Raw materials and supplies	46,775	43,681	45,637
Prepaid expenses	9,870	9,200	7,909
Total current assets	328,540	340,651	304,496

PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	21,864	21,862	21,752
Buildings	144,966	144,949	142,542
Machinery and equipment	485,012	485,265	468,202
Construction in progress	14,182	11,277	8,535
Operating lease right-of-use assets	6,896	7,145	4,631
	672,920	670,498	645,662
Less - accumulated depreciation	451,829	447,520	433,718
Net property, plant and equipment	221,091	222,978	211,944

OTHER ASSETS:
Goodwill	73,237	73,237	73,237
Trademarks	175,024	175,024	175,024
Investments	278,953	255,606	252,888
Prepaid expenses and other assets	14,921	15,189	450
Deferred income taxes	1,687	1,706	1,574
Total other assets	543,822	520,762	503,173
Total assets	$1,093,453	$1,084,391	$1,019,613

(The accompanying notes are an integral part of these statements.)

(in thousands except per share data) (Unaudited)

	March 31, 2024	December 31, 2023	March 31, 2023

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$17,200	$15,816	$21,706
Bank loans	1,050	1,088	1,060
Dividends payable	152	6,250	250
Accrued liabilities	55,026	61,690	52,928
Postretirement health care benefits	665	665	658
Operating lease liabilities	1,387	1,289	726
Income taxes payable	11,788	8,090	—
Total current liabilities	87,268	94,888	77,328

NONCURRENT LIABILITIES:
Deferred income taxes	45,486	45,477	45,612
Postretirement health care benefits	9,661	9,653	9,292
Industrial development bonds	7,500	7,500	7,500
Liability for uncertain tax positions	2,876	2,777	3,825
Operating lease liabilities	5,776	6,018	3,962
Deferred compensation and other liabilities	100,780	94,971	80,699
Total noncurrent liabilities	172,079	166,396	150,890

TOOTSIE ROLL INDUSTRIES, INC. SHAREHOLDERS’ EQUITY:
Common stock, $0.694 par value - 120,000 shares authorized; 41,211, 39,999 and 40,871, respectively, issued	28,619	27,777	28,383
Class B common stock, $0.694 par value - 40,000 shares authorized; 30,311, 29,445 and 29,463, respectively, issued	21,049	20,448	20,460
Capital in excess of par value	802,253	737,453	768,676
Retained earnings	6,147	62,949	3,223
Accumulated other comprehensive loss	(21,656)	(23,213)	(27,059)
Treasury stock (at cost) - 105, 102 and 102 shares, respectively	(1,992)	(1,992)	(1,992)
Total Tootsie Roll Industries, Inc. shareholders’ equity	834,420	823,422	791,691
Noncontrolling interests	(314)	(315)	(296)
Total equity	834,106	823,107	791,395
Total liabilities and shareholders’ equity	$1,093,453	$1,084,391	$1,019,613

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

EARNINGS AND RETAINED EARNINGS

(in thousands except per share amounts) (Unaudited)

	Quarter Ended
	March 31, 2024	March 31, 2023

Net product sales	$151,464	$160,711
Rental and royalty revenue	1,711	1,381
Total revenue	153,175	162,092
Product cost of goods sold	102,732	111,406
Rental and royalty cost	415	391
Total costs	103,147	111,797
Product gross margin	48,732	49,305
Rental and royalty gross margin	1,296	990
Total gross margin	50,028	50,295
Selling, marketing and administrative expenses	38,918	37,499
Earnings from operations	11,110	12,796
Other income, net	9,032	4,780
Earnings before income taxes	20,142	17,576
Provision for income taxes	4,307	4,182
Net earnings	15,835	13,394
Less: net income (loss) attributable to noncontrolling interests	1	(7)
Net earnings attributable to Tootsie Roll Industries, Inc.	$15,834	$13,401

Net earnings attributable to Tootsie Roll Industries, Inc. per share	$0.22	$0.19
Dividends per share *	$0.09	$0.09

Average number of shares outstanding	71,417	72,317

Retained earnings at beginning of period	$62,949	$48,276
Net earnings attributable to Tootsie Roll Industries, Inc.	15,834	13,401
Cash dividends	(6,241)	(6,137)
Stock dividends	(66,395)	(52,317)
Retained earnings at end of period	$6,147	$3,223

*Does not include 3% stock dividend to shareholders of record on 3/6/24 and 3/6/23.

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS

(in thousands except per share amounts) (Unaudited)

	Quarter Ended
	March 31, 2024	March 31, 2023

Net earnings	$15,835	$13,394

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	320	1,296

Pension and postretirement reclassification adjustments:
Unrealized gains (losses) for the period on postretirement and pension benefits	—	—
Less: reclassification adjustment for (gains) losses to net earnings	(160)	(190)
Unrealized gains (losses) on postretirement and pension benefits	(160)	(190)

Investments:
Unrealized gains (losses) for the period on investments	157	2,494
Less: reclassification adjustment for (gains) losses to net earnings	—	(1)
Unrealized gains (losses) on investments	157	2,493

Derivatives:
Unrealized gains (losses) for the period on derivatives	1,200	95
Less: reclassification adjustment for (gains) losses to net earnings	435	(5)
Unrealized gains (losses) on derivatives	1,635	90

Total other comprehensive income (loss), before tax	1,952	3,689
Income tax benefit (expense) related to items of other comprehensive income	(395)	(579)
Total comprehensive earnings	17,392	16,504
Comprehensive earnings (loss) attributable to noncontrolling interests	1	(7)
Total comprehensive earnings attributable to Tootsie Roll Industries, Inc.	$17,391	$16,511

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Quarter Ended
	March 31, 2024	March 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$15,835	$13,394
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	4,580	4,599
Deferred income taxes	(345)	10
Amortization of marketable security premiums	642	1,185
Changes in operating assets and liabilities:
Accounts receivable	11,378	(360)
Other receivables	2,626	645
Inventories	(13,262)	(24,432)
Prepaid expenses and other assets	(250)	1,033
Accounts payable and accrued liabilities	(3,414)	(4,845)
Income taxes payable	3,797	1,536
Postretirement health care benefits	(152)	(201)
Deferred compensation and other liabilities	(34)	(46)
Net cash provided by (used in) operating activities	21,401	(7,482)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,494)	(5,049)
Purchases of trading securities	(1,296)	(1,010)
Sales of trading securities	430	528
Purchase of available for sale securities	(27,297)	(14,848)
Sale and maturity of available for sale securities	12,655	25,874
Net cash (used in) provided by investing activities	(20,002)	5,495
CASH FLOWS FROM FINANCING ACTIVITIES:
Shares purchased and retired	—	(1,604)
Dividends paid in cash	(12,491)	(12,291)
Proceeds from bank loans	1,039	1,110
Repayment of bank loans	(1,055)	(1,115)
Net cash used in financing activities	(12,507)	(13,900)
Effect of exchange rate changes on cash	71	613
Decrease in cash and cash equivalents	(11,037)	(15,274)
Cash, cash equivalents and restricted cash at beginning of year	76,290	53,635
Cash, cash equivalents and restricted cash at end of quarter	$65,253	$38,361
Supplemental cash flow information:
Income taxes paid/(received), net	$565	$2,303
Interest paid	$66	$58
Stock dividend issued	$66,243	$86,433

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(in thousands except per share amounts) (Unaudited)

Note 1 — Significant Accounting Policies

General Information

The foregoing data has been prepared from the unaudited financial records of Tootsie Roll Industries, Inc. (the “Company”). In the opinion of Management, all adjustments, which are of a normal recurring nature, and necessary for a fair statement of the results for the interim period have been reflected. Certain amounts previously reported have been reclassified to conform to the current year presentation. The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not contain certain information and disclosures required by GAAP for comprehensive financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”).

Results of operations for the period ended March 31, 2024 are not necessarily indicative of results to be expected for the year to end December 31, 2024 because of the seasonal nature of the Company’s operations. Historically, the third quarter has been the Company’s largest net product sales quarter due to pre-Halloween net product sales.

Revenue Recognition

The Company’s revenues, primarily net product sales resulting from the sale of goods, reflect the consideration to which the Company expects to be entitled generally based on customer purchase orders. The Company records revenue based on a five-step model in accordance with Accounting Standards Codification ("ASC") Topic 606. Adjustments for estimated customer cash discounts upon payment, discounts for price adjustments, product returns, allowances, and certain advertising and promotional costs, including consumer coupons, are variable consideration and are recorded as a reduction of net product sales revenue in the same period the related net product sales are recorded. Such estimates are calculated using historical averages adjusted for any expected changes due to current business conditions and experience. A net product sale is recorded when the Company delivers the product to the customer or, in certain instances, when the customer picks up the goods at the Company’s distribution center and thereby obtains control of such product. Amounts billed and due from our customers are classified as accounts receivable trade on the balance sheet and require payment on a short-term basis. Accounts receivable trade are unsecured. Shipping and handling costs of $13,616 and $16,233 in first quarter 2024 and 2023, respectively, are included in selling, marketing and administrative expenses. Royalty income from sales-based licensing arrangements, pursuant to which revenue is recognized as the third-party licensee sales occur, and rental income are not considered revenue from contracts from customers and are presented separately from net product revenue as rental and royalty revenue.

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-07, Segment Reporting (Topic 280): "Improvements to Reportable Segment Disclosures". The amendments in this update affect reportable segment disclosure requirements and apply whether an entity presents one or more reportable segments in accordance with Topic 280. The amendments in this update are effective for annual periods and interim periods beginning after December 15, 2024.

In December 2023, the FASB issued ASU No. 2023-09, "Improvements to Income Tax Disclosures". The amendments in this update affect income tax disclosures primarily related to the rate reconciliation and income taxes paid information.  The amendments in this update are effective for annual periods beginning after December 15, 2024.

The Company is currently evaluating the potential effects of these amendments on its Consolidated Financial Statements and believes the adoption will not significantly impact the presentation of our financial condition, results of operations and disclosures.

Note 2 — Average Shares Outstanding

The average number of shares outstanding for first quarter 2024 reflects a 3% stock dividend of 2,075 shares distributed on April 5, 2024. The average number of shares outstanding for first quarter 2023 reflects aggregate stock purchases of 37 shares for $1,604, excluding excise taxes, and a 3% stock dividend of 2,040 shares distributed on April 7, 2023. There were no aggregate stock purchases during first quarter 2024.

Note 3 — Income Taxes

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company remains subject to examination by U.S. federal and state and foreign tax authorities for the years 2020 through 2022. The Company’s consolidated effective income tax rate was 21.4% and 23.8% in first quarter 2024 and 2023, respectively.

NOTE 4—Share Capital and Capital In Excess of Par Value:

							Capital in
			Class B				Excess
	Common Stock		Common Stock		Treasury Stock		of Par
	Shares	Amount	Shares	Amount	Shares	Amount	Value
	(000’s)		(000’s)		(000’s)
Balance at December 31, 2023	39,999	$27,777	29,445	$20,448	102	$(1,992)	$737,453
Issuance of 3% stock dividend	1,196	830	882	613	3	—	64,800
Conversion of Class B common shares to common shares	16	12	(16)	(12)	—	—	—
Purchase and retirement of common shares and other	—	—	—	—	—	—	—
Balance at March 31, 2024	41,211	$28,619	30,311	$21,049	105	$(1,992)	$802,253

Balance at December 31, 2022	39,721	$27,584	28,607	$19,866	99	$(1,992)	$719,606
Issuance of 3% stock dividend	1,185	823	858	596	3	—	50,648
Conversion of Class B common shares to common shares	2	2	(2)	(2)	—	—	—
Purchase and retirement of common shares and other	(37)	(26)	—	—	—	—	(1,578)
Balance at March 31, 2023	40,871	$28,383	29,463	$20,460	102	$(1,992)	$768,676

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

As of March 31, 2024, December 31, 2023 and March 31, 2023 the Company held certain financial assets that are required to be measured at fair value on a recurring basis. These included derivative hedging instruments related to the purchase of certain raw materials and foreign currencies, investments in trading securities and available for sale securities. The Company’s available for sale securities principally consist of corporate and government bonds. While the Company generally holds its available for sale investments to maturity, the Company would sell prior to maturity if it was considered beneficial to do so for tax-planning strategies or if the Company required the funds to finance a significant reinvestment in the Company, including an acquisition. As such, the Company does not classify any investments as held to maturity which is restrictive under GAAP because the use of amortized cost must be justified for each security.

The fair value of the Company’s industrial revenue development bonds at March 31, 2024, December 31, 2023 and March 31, 2023 were valued using Level 2 inputs which approximates the carrying value of $7,500 for the respective periods. Interest rates on these bonds are reset weekly based on current market conditions.

The following table presents information about the Company’s financial assets and liabilities measured at fair value as of March 31, 2024, December 31, 2023 and March 31, 2023 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Estimated Fair Value March 31, 2024
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$64,886	$64,886	$—	$—
Available for sale securities	277,471	4,038	273,433	—
Foreign currency derivatives	(29)	—	(29)	—
Commodity derivatives	(559)	(559)	-	—
Trading securities	95,957	78,362	17,595	—
Total assets measured at fair value	$437,726	$146,727	$290,999	$—

	Estimated Fair Value December 31, 2023
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$75,915	$75,915	$—	$—
Available for sale securities	263,313	4,084	259,229	—
Foreign currency derivatives	302	—	302	—
Commodity derivatives	(2,526)	(2,526)	—	—
Trading securities	87,800	70,681	17,119	—
Total assets measured at fair value	$424,804	$148,154	$276,650	$—

	Estimated Fair Value March 31, 2023
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$37,992	$37,992	$—	$—
Available for sale securities	262,729	4,583	258,146	—
Foreign currency derivatives	(233)	—	(233)	—
Commodity derivatives	51	51	—	—
Trading securities	76,039	59,952	16,087	—
Total assets measured at fair value	$376,578	$102,578	$274,000	$—

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

Changes in the fair value of the Company’s cash flow hedges are recorded in accumulated other comprehensive loss, net of tax, and are reclassified to earnings in the periods in which earnings are affected by the hedged item. Substantially all amounts reported in accumulated other comprehensive loss for commodity derivatives are expected to be reclassified to cost of goods sold. Approximately $312, $217 and $30 of this accumulated comprehensive loss is expected to be reclassified to earnings in 2024, 2025 and 2026, respectively. Approximately $29 reported in accumulated other comprehensive loss for foreign currency derivatives is expected to be reclassified to other income, net in 2024.

The following table summarizes the Company’s outstanding derivative contracts and their effects on its Condensed Consolidated Statements of Financial Position at March 31, 2024, December 31, 2023 and March 31, 2023:

	March 31, 2024
	Notional
	Amounts	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign currency derivatives	$9,646	$25	$(54)
Commodity derivatives	24,413	211	(770)
Total derivatives		$236	$(824)

	December 31, 2023
	Notional
	Amounts	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign currency derivatives	$16,337	$302	$—
Commodity derivatives	28,247	16	(2,542)
Total derivatives		$318	$(2,542)

	March 31, 2023
	Notional
	Amounts	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign currency derivatives	$17,260	$13	$(246)
Commodity derivatives	189	51	—
Total derivatives		$64	$(246)

The effects of derivative instruments on the Company’s Condensed Consolidated Statements of Earnings and Retained Earnings and the Condensed Consolidated Statements of Comprehensive Earnings for periods ended March 31, 2024 and March 31, 2023 are as follows:

	For Quarter Ended March 31, 2024
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency derivatives	$(358)	$(26)	$—
Commodity derivatives	1,558	(409)	—
Total	$1,200	$(435)	$—

	For Quarter Ended March 31, 2023
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency derivatives	$(39)	$(88)	$—
Commodity derivatives	134	93	—
Total	$95	$5	$—

Note 7 — Pension Plans

Beginning in 2012, the Company has received periodic notices from the Bakery and Confectionery Union and Industry International Pension Fund (Plan), a multi-employer defined benefit pension plan for certain Company union employees, that the Plan’s actuary certified the Plan to be in “critical status”, as defined by the Pension Protection Act (PPA) and the Pension Benefit Guaranty Corporation (PBGC); and that a plan of rehabilitation was adopted by the trustees of the Plan in 2012. Beginning in the plan year January 1, 2015, the Plan was reclassified to “critical and declining status”, as defined by the PPA and PBGC. A designation of “critical and declining status” implies that the Plan is expected to become insolvent in the next 20 years. In 2016, the Company received new notices that the Plan’s trustees adopted an updated Rehabilitation Plan effective January 1, 2016, and all annual notices through 2023 have continued to classify the Plan in the “critical and declining status” category.

The Company has been advised that its withdrawal liability would have been $96,000, $104,300 and $99,300 if it had withdrawn from the Plan during 2022, 2021 and 2020, respectively. Should the Company actually withdraw from the Plan at a future date, its withdrawal liability payable under the Plan could be higher than the above discussed amounts.

The Company’s pension expense for this Plan for first quarter 2024 and 2023 was $704 and $865, respectively. The aforementioned expense includes surcharges of $248 and $305 for first quarter 2024 and 2023, respectively, as required under the amended plan of rehabilitation. The Company’s twelve months pension expense for this Plan for 2023 and 2022 was $3,516 and $3,510, respectively, which includes surcharges of $1,239 and $1,237, respectively. From 2012 through 2020, the Company’s employer contributions were subject to annual 5% compounded surcharge increases. Beginning in 2021, the Plan ceased additional surcharges, but the prior surcharges remain in effect indefinitely.

The Plan advised the Company that it is in the process of applying for benefits available to financial troubled plans under the American Rescue Plan Act of 2021. If the application is approved, the Special Financial Assistance funds the plan would receive are expected to have a material effect on the Plan’s assets. The Company’s actuary believes that it still remains unclear if the Plan can remain solvent through the targeted date of 2051 and that the regulations under the aforementioned PBGC financial assistance could result in a higher withdrawal liability even with PBGC financial assistance. The Company is currently unable to determine the ultimate outcome of the above discussed multi-

employer union pension matters and therefore is unable to determine the effects on its consolidated financial statements, but the ultimate outcome could have a material adverse effect on the Company’s consolidated results of operations or cash flows in one or more future periods.

Note 8 — Accumulated Other Comprehensive Earnings (Loss)

Accumulated Other Comprehensive Earnings (Loss) consists of the following components:

						Accumulated
	Foreign		Foreign		Postretirement	Other
	Currency		Currency	Commodity	and Pension	Comprehensive
	Translation	Investments	Derivatives	Derivatives	Benefits	Earnings (Loss)
Balance at December 31, 2023	$(21,050)	$(2,359)	$228	$(1,915)	$1,883	$(23,213)
Other comprehensive earnings (loss) before reclassifications	320	119	(271)	1,179	—	1,347
Reclassifications from accumulated other comprehensive loss	—	—	20	311	(121)	210
Other comprehensive earnings (loss) net of tax	320	119	(251)	1,490	(121)	1,557
Balance at March 31, 2024	$(20,730)	$(2,240)	$(23)	$(425)	$1,762	$(21,656)

Balance at December 31, 2022	$(23,795)	$(8,809)	$(215)	$8	$2,642	$(30,169)
Other comprehensive earnings (loss) before reclassifications	1,296	1,890	(29)	101	—	3,258
Reclassifications from accumulated other comprehensive loss	—	—	66	(70)	(144)	(148)
Other comprehensive earnings (loss) net of tax	1,296	1,890	37	31	(144)	3,110
Balance at March 31, 2023	$(22,499)	$(6,919)	$(178)	$39	$2,498	$(27,059)

The amounts reclassified from accumulated other comprehensive income (loss) consisted of the following:

Details about Accumulated Other	Quarter Ended		Location of (Gain) Loss
Comprehensive Income Components	March 31, 2024	March 31, 2023	Recognized in Earnings
Investments	$—	$(1)	Other income, net
Foreign currency derivatives	26	88	Other income, net
Commodity derivatives	409	(93)	Product cost of goods sold
Postretirement and pension benefits	(160)	(190)	Other income, net
Total before tax	275	(196)
Tax (expense) benefit	(65)	48
Net of tax	$210	$(148)

Note 9 — Restricted Cash

Restricted cash comprises certain cash deposits of the Company’s Spanish subsidiary with international banks that are pledged as collateral for letters of credit and bank borrowings.

Note 10 — Bank Loans

Bank loans consist of short term (less than 120 days) borrowings by the Company’s Spanish subsidiary that are held by international banks. The weighted-average interest rate as of March 31, 2024 and 2023 was 6.8% and 3.5%, respectively.

Note 11 — Leases

The Company leases certain buildings, land and equipment that are classified as operating leases. These leases have remaining lease terms of up to approximately 17 years. Operating lease cost totaled $375 and $235 in the first quarter of 2024 and 2023. Cash paid for operating lease liabilities totaled $268 and $218 in the first quarter of 2024 and 2023.  As of March 31, 2024 and 2023, operating lease right-of-use assets were $6,896 and $4,631, respectively, and operating lease liabilities were $7,163 and $4,688, respectively. The weighted-average remaining lease term related to these operating leases was 10.9 years and 15.8 years as of March 31, 2024 and 2023, respectively. The weighted-average discount rate related to the Company’s operating leases was 3.7% and 3.4% as of March 31, 2024 and 2023, respectively. Maturities of the Company’s operating lease liabilities at March 31, 2024 are as follows: $912 in 2024 (rest of year), $1,054 in 2025, $791 in 2026, $709 in 2027, $316 in 2028 and $3,381 thereafter.

The Company, as lessor, rents certain commercial real estate to third-party lessees. The March 31, 2024 and 2023 cost related to these leased properties was $51,370 and $51,370, respectively, and the accumulated depreciation related to these leased properties was $18,227 and $17,168, respectively. Terms of such leases, including renewal options, may be extended for up to fifty-six years, many of which provide for periodic adjustment of rent payments based on changes in consumer or other price indices. The Company recognizes lease income on a straight-line basis over the lease term. Lease income in first quarter 2024 and 2023 was $1,587 and $1,221, respectively, and is classified in cash flows from operating activities.

A lease with the Company as lessor commenced in April 2024 when a new tenant took occupancy of an industrial building the Company owns in Canada. The lease has an initial term of 15 years and allows the tenant to extend for up to 10 years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This financial review discusses the Company’s financial condition, results of operations, liquidity and capital resources and other matters. Dollars are presented in thousands, except per share amounts. This review should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes included in this Form 10-Q and with the Company’s Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”).

Net product sales were $151,464 in first quarter 2024 compared to $160,711 in first quarter 2023, a decrease of $9,247 or 5.8%. Domestic (U.S.) net product sales in first quarter 2024 decreased 7.2% compared to the corresponding period in the prior year, however, foreign net product sales, including exports to foreign markets, increased 9.8% compared to the corresponding period in the prior year. For first quarter 2024, domestic sales represented 90.1% of total consolidated net product sales. The Company faced a more challenging market in first quarter 2024 as customers and consumers became more resistant to higher price realization which was necessary to restore our margins. First quarter 2024 sales were also adversely affected by the timing of seasonal sales, primarily for Easter, between first quarter 2024 and fourth quarter 2023 when compared to the prior year comparative quarterly periods. In addition, first quarter 2024 sales were impacted by customer inventory adjustments, which adversely affected customer orders and sales in first quarter 2024.

Product cost of goods sold was $102,732 in first quarter 2024 compared to $111,406 in first quarter 2023. Product cost of goods sold includes $365 and $230 of certain deferred compensation expenses in first quarter 2024 and 2023, respectively. These deferred compensation expenses principally resulted from the changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Adjusting for the aforementioned, product cost of goods sold decreased from $111,176 in first quarter 2023 to $102,367 in first quarter 2024, a decrease of $8,809 or 7.9%. As a percentage of net product sales, adjusted product cost of goods sold was 67.6% and 69.2% in first quarter 2024 and 2023, respectively, a favorable decrease of 1.6 percentage points. First quarter 2024 gross profit margins benefited from higher price realization and improvements in plant manufacturing operating efficiencies. Although we did achieve improvement in gross profit margin, higher overall ingredient costs and increases in labor, employee benefits, and certain manufacturing costs offset some of the benefits of higher sales price realization in first quarter 2024.  However, certain cost and expense reductions initiated by Company programs mitigated some of the cost increase in adjusted product cost of goods sold in first quarter 2024 compared to the corresponding period in the prior year.

Our unit costs for ingredients, labor and benefits, and certain plant manufacturing costs continued to increase in first quarter 2024. Cocoa and chocolate costs have been moving significantly higher in the market, and we expect that these increases will have some adverse effects on our input costs and margins in 2024 and 2025. The Company uses the Last-In-First-Out (LIFO) method of accounting for inventory and costs of goods sold which results in lower current income taxes during such periods of increasing costs and higher inflation, but this method does charge the most current costs to cost of goods sold and thereby accelerates the realization of these higher costs.

In response to increases in input costs in recent years, many companies in the consumer products industry have increased selling prices. We have implemented price increases as well during this period with the objective of improving sales price realization in order to recover our margin declines. We made progress in restoring our margins in 2023 and continue to do so in 2024. Although the Company continues to monitor its input costs, we are mindful of the effects and limits when passing on the above-discussed higher input costs to our customers as well as the final consumers of our products.

Selling, marketing and administrative expenses were $38,918 in first quarter 2024 compared to $37,499 in first quarter 2023. Selling, marketing and administrative expenses include $6,925 and $4,117 of certain deferred compensation expenses in first quarter 2024 and 2023, respectively. As discussed above, these expenses principally result from changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Adjusting for the aforementioned deferred compensation expenses, selling, marketing and administrative expenses decreased from $33,382 in first quarter 2023 to $31,993 in first quarter 2024, a decrease of $1,389 or 4.2%. As a percentage of net product sales, adjusted selling, marketing and administrative expenses increased from 20.8% in first quarter 2023 to 21.1% in first quarter 2024, an unfavorable increase of 0.3 percentage points as a percent of net product sales. These higher expenses as a percentage of sales reflect the adverse effects of lower sales as certain expenses are generally fixed and do not change significantly with changes in sales.

Selling, marketing and administrative expenses include $13,616 and $16,233 for customer freight, delivery and warehousing expenses in first quarter 2024 and 2023, respectively, a decrease of $2,617 or 16.1%. These expenses were 9.0% and 10.1% of net product sales in first quarter 2024 and 2023, respectively. Customer freight and delivery unit costs, including the cost per pound shipped, was more favorable in first quarter 2024 compared to the corresponding period in 2023. Increased over-the-road truck availability in 2024 relative to tight freight markets over the past few years has resulted in a more competitive market and resulting lower costs.

Earnings from operations were $11,110 in first quarter 2024 compared to $12,796 in first quarter 2023. Earnings from operations include $7,290 and $4,347 of certain deferred compensation expenses in first quarter 2024 and 2023, respectively, which is discussed above. Adjusting for these deferred compensation costs and expenses, adjusted earnings from operations were $18,400 and $17,143 in first quarter 2024 and 2023, respectively, an increase of $1,257 or 7.3%. As a percentage of net product sales, these adjusted operating earnings were 12.1% and 10.7% in first quarter 2024 and 2023, respectively, a favorable increase of 1.4 percentage points. Higher price realization as well as reductions of certain costs and expense as discussed above, was the principal driver of the aforementioned margin improvement in first quarter 2024 adjusted operating earnings.

Other income, net was $9,032 in first quarter 2024 compared to $4,780 in first quarter 2023. Other income, net for first quarter 2024 and 2023 includes net gains and investment income of $7,290 and $4,347, respectively, on trading securities which provide an economic hedge of the Company’s deferred compensation liabilities on trading securities. The investment gains on trading securities in first quarter 2024 and 2023 reflect the overall changes in the equity markets during these periods. These changes in market values were substantially offset by a like amount of deferred compensation expense included in product cost of goods sold and selling, marketing, and administrative expenses in the respective periods as discussed above.

Management believes the comparisons presented in the preceding paragraphs, after adjusting for changes in deferred compensation, are useful to our investors and other users of our financial information in assessing the operations of the Company.

Other income, net for first quarter 2024 and 2023 includes investment income on available for sale securities of $1,862 and $1,163 in 2024 and 2023, respectively. The aforementioned increases in 2024 investment income on available for sale securities reflects the higher interest rate environment in 2024 as well as a higher average balance in the investment portfolio of available for sale securities in first quarter 2024 compared to first quarter 2023. Other income, net also includes pre-tax loss on foreign exchange of $20 and $744 in first quarter 2024 and 2023, respectively, which contributed to improved net earnings in first quarter 2024 when compared to first quarter 2023.

The consolidated effective tax rates were 21.4% and 23.8 in first quarter 2024 and 2023, respectively. The lower effective income tax rate in first quarter 2024 reflects a reduction in state income taxes.

Net earnings attributable to Tootsie Roll Industries, Inc. were $15,834 (after $1 net income attributed to non-controlling interests) in first quarter 2024 compared to $13,401 (after $7 net loss attributed to non-controlling interests) in first quarter 2023, and earnings per share were $0.22 and $0.19 in first quarter 2024 and 2023, respectively, an increase of $0.03 per share, or 15.8%. Earnings per share attributable to Tootsie Roll Industries, Inc. for first quarter 2024 benefited from the reduction in average shares outstanding resulting from purchases in the open market by the Company of its common stock during the preceding twelve months. Average shares outstanding decreased from 72,317 at first quarter 2023 to 71,417 at first quarter 2024.

Goodwill and intangibles, principally trademarks, are assessed annually as of December 31 or whenever events or circumstances indicate that the carrying values may not be recoverable from future cash flows. The Company has not identified any triggering events, as defined, or other adverse information that would indicate a material impairment of its goodwill or intangibles in first quarter 2024. Although Company management has not identified any trigging events at this time relating to its intangibles, factors outlined in the Company’s risk factors discussed on Form 10-K for the year ended December 31, 2023, could change this assessment in the future.

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

Based on these updated notices, the Plan’s funded percentage (plan investment assets as a percentage of plan liabilities), as defined, were 49.4%, 48.5%, and 48.3% as of January 1, 2022, 2021, and 2020, respectively (these valuation dates are as of the beginning of each Plan year). These funded percentages are based on actuarial values, as defined, and do not reflect the actual market value of Plan investments as of these dates. If the market value of investments had been used as of January 1, 2022, the funded percentage would be 56.7% (not 49.4%). As of the January 1, 2022 valuation date (most recent valuation available), only 14% of Plan participants were current active employees, 55% were retired or separated from service and receiving benefits, and 31% were retired or separated from service and entitled to future benefits. The number of current active employee Plan participants as of January 1, 2022 fell 5% from the previous year and 10% over the past two years. When compared to the Plan valuation date of January 1, 2011 (just prior to the Plan being certified to be in “critical status”), current active employee participants have declined 54%, whereas participants who were retired or separated from service and receiving benefits increased 3% and participants who were retired or separated from service and entitled to future benefits increased 8%.

The Company has been advised by the Plan that its withdrawal liability would have been $96,000, $104,300 and $99,300 if it had withdrawn from the Plan during 2022, 2021 and 2020, respectively (most recent information provided by the Plan). The aforementioned most recent decrease in the withdrawal liability as advised by the Plan was primarily driven by an increase in the PBGC interest rates used to value a portion of the liability as well as the positive market value investment performance in 2021. Not all mortality and certain other assumption changes made in 2022 have been fully updated in the calculation of the Company’s withdrawal liability had the Company withdrawn from the Plan during 2022. Updating these assumptions may result in a change in the Company’s withdrawal liability. The

Company’s relative share of the Plan’s contribution base, driven by employer withdrawals, has increased in the last several years, and management believes that this trend could continue indefinitely and add upward pressure on the Company’s withdrawal liability. Based on the above, management believes that the Company’s withdrawal liability will likely increase further in future years.

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

The Company’s pension expense for this Plan for first quarter 2024 and 2023 was $704 and $865, respectively. The aforementioned expense includes surcharges of $248 and $305 for first quarter 2024 and 2023, respectively, as required under the amended plan of rehabilitation. The Company’s twelve months pension expense for this Plan for 2023 and 2022 was $3,516 and $3,510, respectively, which includes surcharges of $1,239 and $1,237, respectively.

The Plan advised that they have submitted an application to the PBGC for Special Financial Assistance under the American Rescue Plan Act of 2021. Company management understands that this legislation would provide financial assistance from the PBGC to shore up financially distressed multi-employer plans to ensure that they can remain solvent and continue to pay benefits to retirees through 2051 without any reduction in retiree benefits. Nonetheless, the Company’s actuary believes that given the Plan’s projected insolvency within the next 20 years as well as other factors, that it still remains unclear if the Plan can remain solvent through the targeted date of 2051. The Company’s actuary also advised that the regulations under the aforementioned PBGC financial assistance could result in a higher Company withdrawal liability even with PBGC financial assistance.

During second quarter 2023, the Company and the union concluded negotiations and entered into a new labor contract which expires in September 2027. Under terms of the union contract the Company is obligated to continue its participation in the Plan during the contract period. The Company is unable to determine the ultimate outcome of the above discussed multi-employer union pension matter and therefore is unable to determine the effects on its consolidated financial statements, but the ultimate outcome could have a material adverse effect on the Company’s consolidated results of operations or cash flows in one or more future periods. See also Note 7 of the Company’s Notes to Consolidated Financial Statements on Form 10-K for the year ended December 31, 2023

The Company is focused on the longer term and therefore is continuing to make investments in plant manufacturing operations to meet new consumer and customer product demands, achieve product quality improvements, expand capacity in certain product lines, and increase operational efficiencies in order to provide genuine value to consumers.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows provided by (used in) operating activities were $21,401 and $(7,482) in first quarter 2024 and 2023, respectively, a favorable increase of $28,883. The $28,883 increase in cash flows from operating activities from 2024 to 2023 principally reflects higher net earnings as discussed above and benefits from changes in working capital, primarily more favorable changes in accounts receivable and inventories during first quarter 2024 compared to first quarter 2023. The more favorable changes in accounts receivable also reflect changes in the Company’s payment terms for seasonal sales.

Net cash (used in) provided by investing activities was $(20,002) in first quarter 2024 compared to $5,495 in first quarter 2023. Cash flows used in investing activities reflect $27,297 and $14,848 of purchases of available for sale securities during first quarter 2024 and 2023, respectively, and $12,655 and $25,874 of sales and maturities of available for sale securities during first quarter 2024 and 2023, respectively. First quarter 2024 and 2023 investing activities include capital expenditures of $4,494 and $5,049, respectively. The Company is evaluating a plant expansion, including both the addition and replacement of certain processing and packaging lines, to better meet its higher level of projected demand for certain products on a timelier and more cost effective basis. The Company believes that any plant expansion would take place over the next five years, but most of the actual expenditures would likely occur during the next three years. Company management believes that the total cost of this expansion, including new machinery, equipment and food processing infrastructure, will approximate $70,000 to $80,000. All capital expenditures have been and are expected to be funded from the Company’s cash flow from operations and internal sources including available for sale securities.

The Company’s consolidated financial statements include bank borrowings of $1,050 and $1,060 at March 31, 2024 and 2023, respectively, all of which relate to its Spanish subsidiary. The Company had no other outstanding bank borrowings at March 31, 2024.

Financing activities include Company common stock purchases and retirements of $0 and $1,604 in first quarter 2024 and 2023, respectively. Cash dividends of $12,491 and $12,291 were paid in first quarter 2024 and 2023, respectively.

The Company’s current ratio (current assets divided by current liabilities) was 3.8 to 1 at March 31, 2024 compared to 3.6 to 1 at December 31, 2023 and 3.9 to 1 at March 31, 2023. Net working capital was $241,272 at March 31, 2024 compared to $245,763 and $227,168 at December 31, 2023 and March 31, 2023, respectively. Included in net working capital is cash and cash equivalents and short-term investments totaling $159,361 at March 31, 2024 compared to $171,422 and $123,872 at December 31, 2023 and March 31, 2023, respectively. In addition, long term investments, principally debt securities comprising corporate bonds, were $278,953 at March 31, 2024, as compared to $255,606 and $252,888 at December 31, 2023 and March 31, 2023, respectively. Aggregate cash and cash equivalents and short and long-term investments were $438,314, $427,028, and $376,760, at March 31, 2024, December 31, 2023 and March 31, 2023, respectively, including $95,957, $87,800, and $76,039 at March 31, 2024, December 31, 2023 and March 31, 2023, respectively, relating to trading securities which are used as an economic hedge for the Company’s deferred compensation liabilities.

Investments in available for sale securities, primarily high quality corporate bonds, that matured during first quarter 2024 and 2023 were generally used in working capital or were replaced with debt securities of similar maturities. The net unrealized loss on available for sale investments was approximately $2,200 and $6,900 at March 31, 2024 and 2023, respectively, which principally reflects the increase in market interest rates since such securities were purchased. The Company expects to hold most of these securities to maturity and therefore does not expect to ultimately realize a substantial portion of the aforementioned unrealized losses (see also Item 3 below, QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK).

The Company periodically contributes to a VEBA trust, managed and controlled by the Company, to fund the estimated future costs of certain employee health, welfare and other benefits. The Company added $20,000 in additional funding to the VEBA trust in 2023. No contribution was made during first quarter 2024. The Company is using these VEBA funds to pay the actual cost of such benefits through part or all of 2027. The VEBA trust held $19,258, $19,126 and $3,917 of aggregate cash and cash equivalents at March 31, 2024, December 31, 2023 and March 31, 2023, respectively. This asset value is included in prepaid expenses and long-term other assets in the

Company’s Consolidated Statement of Financial Position. These assets are categorized as Level 2 within the fair value hierarchy.

ACCOUNTING PRONOUNCEMENTS

See Note 1 of the Company’s Condensed Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See Note 1 of the Company’s Condensed Consolidated Financial Statements for more information related to our use of estimates in the preparation of financial statements as well as information related to material changes in our significant accounting policies that were included in our 2023 Form 10-K.

FORWARD-LOOKING STATEMENTS

This discussion and certain other sections contain forward-looking statements that are based largely on the Company’s current expectations and are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of words such as “anticipated,” “believe,” “expect,” “intend,” “estimate,” “project,” “plan” and other words of similar meaning in connection with a discussion of future operating or financial performance and are subject to certain factors, risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements. Such factors, risks, trends and uncertainties, which in some instances are beyond the Company’s control, include the ability to recover increases in input costs through price increases and restoring margins, the overall competitive environment in the Company’s industry, successful distribution and sell-through during Halloween and other seasons, the availability of cocoa and chocolate at reasonable prices given that these markets are significantly elevated and volatile, and changes in assumptions, judgments and risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to various market risks, including fluctuations in and sufficient availability of sugar, corn syrup, edible oils, including palm oils, cocoa, chocolate, dextrose, milk and whey, gum-base input ingredients, packaging, and fuel costs principally relating to freight and delivery fuel surcharges. The Company generally enters into annual supply contracts and hedges certain commodities (primarily sugar) to control and plan for such cost changes. The Company has experienced significant increases in its ingredient and packaging costs in 2022 and 2023, and more recently, the cocoa and chocolate markets have moved to unprecedented highs. The Company has entered into longer-range supply contracts for its cocoa and chocolate needs in 2024 and much of 2025 in order to insure supply and reduce the risk of further increases in these ingredients. Nonetheless, the cocoa market is experiencing unprecedented volatility and highs, and remains a risk for the intermediate term.

The Company is exposed to exchange rate fluctuations in the Canadian dollar which is the currency used for a portion of the raw material and packaging material costs and all labor, benefits and local plant operating costs at its Canadian plants. The Company is exposed to exchange rate fluctuations in Mexico, Canada, and Spain where its subsidiaries sell products in their local currencies. The Company invests principally in corporate bonds (available for sale securities) with an average maturity of three to five years, to manage its interest rate risk. While the Company generally holds these investments to maturity, the Company would sell prior to maturity if it was considered beneficial to do so for tax-planning strategies or if the Company required the funds to finance a significant reinvestment in the Company, including an acquisition.

The Company believes that the above discussed policies and programs limit the Company’s exposure to significant interest rate fluctuations. Other than the cocoa and chocolate market as discussed above, there have been no material changes in the Company’s market risks that would significantly affect the disclosures made in the Form 10-K for the year ended December 31, 2023.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of Management, the Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2024 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to Management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASE OF EQUITY SECURITIES

The following table summarizes the Company’s purchases of its common stock during the quarter ended March 31, 2024:

Approximate Dollar
	(a) Total		Shares	Value of Shares that
	Number of	(b) Average	Purchased as Part of	May Yet Be Purchased
	Shares	Price Paid per	Publicly Announced Plans	Under the Plans
Period	Purchased	Share	Or Programs	or Programs

Jan 1 to Jan 31	—	$—	Not Applicable	Not Applicable

Feb 1 to Feb 29	—	—	Not Applicable	Not Applicable

Mar 1 to Mar 31	—	—	Not Applicable	Not Applicable

Total	—	$—	Not Applicable	Not Applicable

While the Company does not have a formal or publicly announced stock purchase program, the Company’s board of directors periodically authorizes a dollar amount for share purchases. The treasurer executes share purchase transactions according to these guidelines. There were no stock purchases during first quarter 2024.

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

TOOTSIE ROLL INDUSTRIES, INC.

Date:	May 9, 2024	BY:	/s/ ELLEN R. GORDON

Ellen R. Gordon
Chairman and Chief
Executive Officer

Date:	May 9, 2024	BY:	/s/ G. HOWARD EMBER, JR.

G. Howard Ember, Jr.
Vice President Finance and
Chief Financial Officer