Form 10-Q
period 2024-06-30
TOOTSIE ROLL INDUSTRIES INC
filed 2024-08-08
CIK 98677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (June 30, 2024).

Class	Outstanding

Common Stock, $0.694 par value	41,212,986
Class B Common Stock, $0.694 par value	30,309,118

TOOTSIE ROLL INDUSTRIES, INC.

JUNE 30, 2024

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See “Forward-Looking Statements” under Part I — Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands) (Unaudited)

	June 30, 2024	December 31, 2023	June 30, 2023

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$45,623	$75,915	$26,047
Restricted cash	364	375	371
Investments	85,548	95,507	83,165
Accounts receivable trade, less allowances of $2,494 $2,245 and $2,488	45,565	55,568	49,802
Other receivables	7,049	9,165	7,174
Inventories:
Finished goods and work-in-process	84,410	51,240	92,370
Raw materials and supplies	44,889	43,681	47,557
Prepaid expenses	10,429	9,200	8,105
Total current assets	323,877	340,651	314,591

PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	21,669	21,862	21,782
Buildings	144,802	144,949	142,613
Machinery and equipment	484,409	485,265	468,721
Construction in progress	18,803	11,277	13,370
Operating lease right-of-use assets	6,607	7,145	6,291
	676,290	670,498	652,777
Less - accumulated depreciation	455,555	447,520	438,456
Net property, plant and equipment	220,735	222,978	214,321

OTHER ASSETS:
Goodwill	73,237	73,237	73,237
Trademarks	175,024	175,024	175,024
Investments	292,723	255,606	252,459
Prepaid expenses and other assets	15,474	15,189	2,693
Deferred income taxes	1,531	1,706	1,664
Total other assets	557,989	520,762	505,077
Total assets	$1,102,601	$1,084,391	$1,033,989

(The accompanying notes are an integral part of these statements.)

(in thousands except per share data) (Unaudited)

	June 30, 2024	December 31, 2023	June 30, 2023

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$20,009	$15,816	$22,156
Bank loans	1,046	1,088	1,051
Dividends payable	6,437	6,250	6,303
Accrued liabilities	57,206	61,690	59,655
Postretirement health care benefits	665	665	658
Operating lease liabilities	1,400	1,289	1,172
Income taxes payable	—	8,090	—
Total current liabilities	86,763	94,888	90,995

NONCURRENT LIABILITIES:
Deferred income taxes	45,277	45,477	45,662
Postretirement health care benefits	9,638	9,653	9,304
Industrial development bonds	7,500	7,500	7,500
Liability for uncertain tax positions	2,981	2,777	3,913
Operating lease liabilities	5,499	6,018	5,182
Deferred compensation and other liabilities	103,849	94,971	86,359
Total noncurrent liabilities	174,744	166,396	157,920

TOOTSIE ROLL INDUSTRIES, INC. SHAREHOLDERS’ EQUITY:
Common stock, $0.694 par value - 120,000 shares authorized; 41,213, 39,999 and 40,490, respectively, issued	28,620	27,777	28,118
Class B common stock, $0.694 par value - 40,000 shares authorized; 30,309, 29,445 and 29,452, respectively, issued	21,048	20,448	20,453
Capital in excess of par value	802,253	737,453	753,839
Retained earnings	15,359	62,949	11,656
Accumulated other comprehensive loss	(23,874)	(23,213)	(26,698)
Treasury stock (at cost) - 105, 102 and 102 shares, respectively	(1,992)	(1,992)	(1,992)
Total Tootsie Roll Industries, Inc. shareholders’ equity	841,414	823,422	785,376
Noncontrolling interests	(320)	(315)	(302)
Total equity	841,094	823,107	785,074
Total liabilities and shareholders’ equity	$1,102,601	$1,084,391	$1,033,989

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

EARNINGS AND RETAINED EARNINGS

(in thousands except per share amounts) (Unaudited)

	Quarter Ended		Year to Date Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Net product sales	$148,819	$158,837	$300,283	$319,548
Rental and royalty revenue	1,917	1,308	3,628	2,689
Total revenue	150,736	160,145	303,911	322,237
Product cost of goods sold	99,732	107,075	202,464	218,481
Rental and royalty cost	529	460	944	851
Total costs	100,261	107,535	203,408	219,332
Product gross margin	49,087	51,762	97,819	101,067
Rental and royalty gross margin	1,388	848	2,684	1,838
Total gross margin	50,475	52,610	100,503	102,905
Selling, marketing and administrative expenses	35,040	37,857	73,958	75,356
Earnings from operations	15,435	14,753	26,545	27,549
Other income, net	4,900	4,804	13,932	9,584
Earnings before income taxes	20,335	19,557	40,477	37,133
Provision for income taxes	4,701	4,837	9,008	9,019
Net earnings	15,634	14,720	31,469	28,114
Less: net income (loss) attributable to noncontrolling interests	(6)	(6)	(5)	(13)
Net earnings attributable to Tootsie Roll Industries, Inc.	$15,640	$14,726	$31,474	$28,127

Net earnings attributable to Tootsie Roll Industries, Inc. per share	$0.22	$0.20	$0.44	$0.39
Dividends per share *	$0.09	$0.09	$0.18	$0.18

Average number of shares outstanding	71,417	72,164	71,417	72,231

Retained earnings at beginning of period	$6,147	$3,223	$62,949	$48,276
Net earnings attributable to Tootsie Roll Industries, Inc.	15,640	14,726	31,474	28,127
Cash dividends	(6,428)	(6,293)	(12,669)	(12,430)
Stock dividends	—	—	(66,395)	(52,317)
Retained earnings at end of period	$15,359	$11,656	$15,359	$11,656

*Does not include 3% stock dividend to shareholders of record on 3/6/24 and 3/6/23.

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS

(in thousands except per share amounts) (Unaudited)

	Quarter Ended		Year to Date Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Net earnings	$15,634	$14,720	$31,469	$28,114

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(2,009)	1,142	(1,689)	2,438

Pension and postretirement reclassification adjustments:
Unrealized gains (losses) for the period on postretirement and pension benefits	—	—	—	—
Less: reclassification adjustment for (gains) losses to net earnings	(159)	(189)	(319)	(379)
Unrealized gains (losses) on postretirement and pension benefits	(159)	(189)	(319)	(379)

Investments:
Unrealized gains (losses) for the period on investments	826	(325)	983	2,169
Less: reclassification adjustment for (gains) losses to net earnings	(2)	—	(2)	(1)
Unrealized gains (losses) on investments	824	(325)	981	2,168

Derivatives:
Unrealized gains (losses) for the period on derivatives	(1,720)	(565)	(520)	(470)
Less: reclassification adjustment for (gains) losses to net earnings	778	48	1,213	43
Unrealized gains (losses) on derivatives	(942)	(517)	693	(427)

Total other comprehensive income (loss), before tax	(2,286)	111	(334)	3,800
Income tax benefit (expense) related to items of other comprehensive income	68	250	(327)	(329)
Total comprehensive earnings	13,416	15,081	30,808	31,585
Comprehensive earnings (loss) attributable to noncontrolling interests	(6)	(6)	(5)	(13)
Total comprehensive earnings attributable to Tootsie Roll Industries, Inc.	$13,422	$15,087	$30,813	$31,598

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Year to Date Ended
	June 30, 2024	June 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$31,469	$28,114
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	9,162	9,205
Deferred income taxes	(486)	313
Amortization of marketable security premiums	1,103	2,325
Changes in operating assets and liabilities:
Accounts receivable	9,438	9,601
Other receivables	1,823	(3,338)
Inventories	(35,338)	(54,304)
Prepaid expenses and other assets	(657)	3,233
Accounts payable and accrued liabilities	798	353
Income taxes payable	(8,643)	(769)
Postretirement health care benefits	(334)	(378)
Deferred compensation and other liabilities	442	503
Net cash provided by (used in) operating activities	8,777	(5,142)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,421)	(10,723)
Purchases of trading securities	(1,587)	(1,358)
Sales of trading securities	442	528
Purchase of available for sale securities	(55,131)	(48,522)
Sale and maturity of available for sale securities	38,779	66,507
Net cash (used in) provided by investing activities	(25,918)	6,432
CASH FLOWS FROM FINANCING ACTIVITIES:
Shares purchased and retired	—	(16,548)
Dividends paid in cash	(12,634)	(12,531)
Proceeds from bank loans	1,039	1,997
Repayment of bank loans	(1,051)	(2,013)
Net cash used in financing activities	(12,646)	(29,095)
Effect of exchange rate changes on cash	(516)	588
Decrease in cash and cash equivalents	(30,303)	(27,217)
Cash, cash equivalents and restricted cash at beginning of year	76,290	53,635
Cash, cash equivalents and restricted cash at end of quarter	$45,987	$26,418
Supplemental cash flow information:
Income taxes paid/(received), net	$17,728	$9,521
Interest paid	$137	$120
Stock dividend issued	$66,243	$86,433

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

Results of operations for the period ended June 30, 2024 are not necessarily indicative of results to be expected for the year to end December 31, 2024 because of the seasonal nature of the Company’s operations. Historically, the third quarter has been the Company’s largest net product sales quarter due to pre-Halloween net product sales.

Revenue Recognition

The Company’s revenues, primarily net product sales resulting from the sale of goods, reflect the consideration to which the Company expects to be entitled generally based on customer purchase orders. The Company records revenue based on a five-step model in accordance with Accounting Standards Codification ("ASC") Topic 606. Adjustments for estimated customer cash discounts upon payment, discounts for price adjustments, product returns, allowances, and certain advertising and promotional costs, including consumer coupons, are variable consideration and are recorded as a reduction of net product sales revenue in the same period the related net product sales are recorded. Such estimates are calculated using historical averages adjusted for any expected changes due to current business conditions and experience. The Company identified changes in business conditions arising in the second quarter 2024 that changed Management’s estimated current and future liabilities resulting in a $2,070 reduction in Accrued liabilities and an increase in Net product sales in second quarter 2024. A net product sale is recorded when the Company delivers the product to the customer or, in certain instances, when the customer picks up the goods at the Company’s distribution center and thereby obtains control of such product. Amounts billed and due from our customers are classified as accounts receivable trade on the balance sheet and require payment on a short-term basis. Accounts receivable trade are unsecured. Shipping and handling costs of $13,839 and $15,432 in second quarter 2024 and 2023, respectively, and $27,455 and $31,665 in first half 2024 and 2023, respectively, are included in selling, marketing and administrative expenses. Royalty income from sales-based licensing arrangements, pursuant to which revenue is recognized as the third-party licensee sales occur, and rental income are not considered revenue from contracts from customers and are presented separately from net product revenue as rental and royalty revenue.

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

Note 2 — Average Shares Outstanding

The average number of shares outstanding for six months 2024 reflects a 3% stock dividend of 2,075 shares distributed on April 5, 2024. The average number of shares outstanding for six months 2023 reflects aggregate stock purchases of 429 shares for $16,548, excluding excise taxes, and a 3% stock dividend of 2,040 shares distributed on April 7, 2023. There were no stock purchases during six months 2024.

Note 3 — Income Taxes

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company remains subject to examination by U.S. federal and state and foreign tax authorities for the years 2020 through 2022. The Company’s consolidated effective income tax rate was 23.1% and 24.7% in second quarter 2024 and 2023, respectively, and 22.3% and 24.3% in first half 2024 and 2023, respectively.

NOTE 4—Share Capital and Capital In Excess of Par Value:

							Capital in
			Class B				Excess
	Common Stock		Common Stock		Treasury Stock		of Par
	Shares	Amount	Shares	Amount	Shares	Amount	Value
	(000’s)		(000’s)		(000’s)
Balance at March 31, 2024	41,211	$28,619	30,311	$21,049	105	$(1,992)	$802,253
Issuance of 3% stock dividend	—	—	—	—	—	—	—
Conversion of Class B common shares to common shares	2	1	(2)	(1)	—	—	—
Purchase and retirement of common shares and other	—	—	—	—	—	—	—
Balance at June 30, 2024	41,213	$28,620	30,309	$21,048	105	$(1,992)	$802,253

Balance at March 31, 2023	40,871	$28,383	29,463	$20,460	102	$(1,992)	$768,676
Issuance of 3% stock dividend	—	—	—	—	—	—	—
Conversion of Class B common shares to common shares	11	7	(11)	(7)	—	—	—
Purchase and retirement of common shares and other	(392)	(272)	—	—	—	—	(14,837)
Balance at June 30, 2023	40,490	$28,118	29,452	$20,453	102	$(1,992)	$753,839

Balance at December 31, 2023	39,999	$27,777	29,445	$20,448	102	$(1,992)	$737,453
Issuance of 3% stock dividend	1,196	830	882	613	3	—	64,800
Conversion of Class B common shares to common shares	18	13	(18)	(13)	—	—	—
Purchase and retirement of common shares and other	—	—	—	—	—	—	—
Balance at June 30, 2024	41,213	$28,620	30,309	$21,048	105	$(1,992)	$802,253

Balance at December 31, 2022	39,721	$27,584	28,607	$19,866	99	$(1,992)	$719,606
Issuance of 3% stock dividend	1,185	823	858	596	3	—	50,648
Conversion of Class B common shares to common shares	13	9	(13)	(9)	—	—	—
Purchase and retirement of common shares and other	(429)	(298)	—	—	—	—	(16,415)
Balance at June 30, 2023	40,490	$28,118	29,452	$20,453	102	$(1,992)	$753,839

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

As of June 30, 2024, December 31, 2023 and June 30, 2023 the Company held certain financial assets that are required to be measured at fair value on a recurring basis. These included derivative hedging instruments related to the purchase of certain raw materials and foreign currencies, investments in trading securities and available for sale securities. The

Company’s available for sale securities principally consist of corporate and government bonds. While the Company generally holds its available for sale investments to maturity, the Company would sell prior to maturity if it was considered beneficial to do so for tax-planning strategies or if the Company required the funds to finance a significant reinvestment in the Company, including an acquisition. As such, the Company does not classify any investments as held to maturity which is restrictive under GAAP because the use of amortized cost must be justified for each security.

The fair value of the Company’s industrial revenue development bonds at June 30, 2024, December 31, 2023 and June 30, 2023 were valued using Level 2 inputs which approximates the carrying value of $7,500 for the respective periods. Interest rates on these bonds are reset weekly based on current market conditions.

The following table presents information about the Company’s financial assets and liabilities measured at fair value as of June 30, 2024, December 31, 2023 and June 30, 2023 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Estimated Fair Value June 30, 2024
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$45,623	$45,623	$—	$—
Available for sale securities	279,543	4,049	275,494	—
Foreign currency derivatives	(43)	—	(43)	—
Commodity derivatives	(1,487)	(1,487)	—	—
Trading securities	98,728	81,058	17,670	—
Total assets measured at fair value	$422,364	$129,243	$293,121	$—

	Estimated Fair Value December 31, 2023
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$75,915	$75,915	$—	$—
Available for sale securities	263,313	4,084	259,229	—
Foreign currency derivatives	302	—	302	—
Commodity derivatives	(2,526)	(2,526)	—	—
Trading securities	87,800	70,681	17,119	—
Total assets measured at fair value	$424,804	$148,154	$276,650	$—

	Estimated Fair Value June 30, 2023
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$26,047	$26,047	$—	$—
Available for sale securities	254,305	4,510	249,795	—
Foreign currency derivatives	108	—	108	—
Commodity derivatives	(806)	(806)	—	—
Trading securities	81,319	65,065	16,254	—
Total assets measured at fair value	$360,973	$94,816	$266,157	$—

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

Changes in the fair value of the Company’s cash flow hedges are recorded in accumulated other comprehensive loss, net of tax, and are reclassified to earnings in the periods in which earnings are affected by the hedged item. Substantially all amounts reported in accumulated other comprehensive loss for commodity derivatives are expected to be reclassified to cost of goods sold. Approximately $264, $1,033 and $190 of this accumulated comprehensive loss is expected to be reclassified to earnings in 2024, 2025 and 2026, respectively. Approximately $43 reported in accumulated other comprehensive loss for foreign currency derivatives is expected to be reclassified to other income, net in 2024.

The following table summarizes the Company’s outstanding derivative contracts and their effects on its Condensed Consolidated Statements of Financial Position at June 30, 2024, December 31, 2023 and June 30, 2023:

	June 30, 2024
	Notional
	Amounts	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign currency derivatives	$5,168	$—	$(43)
Commodity derivatives	22,055	9	(1,496)
Total derivatives		$9	$(1,539)

	December 31, 2023
	Notional
	Amounts	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign currency derivatives	$16,337	$302	$—
Commodity derivatives	28,247	16	(2,542)
Total derivatives		$318	$(2,542)

	June 30, 2023
	Notional
	Amounts	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign currency derivatives	$12,021	$154	$(46)
Commodity derivatives	16,496	75	(881)
Total derivatives		$229	$(927)

The effects of derivative instruments on the Company’s Condensed Consolidated Statements of Earnings and Retained Earnings and the Condensed Consolidated Statements of Comprehensive Earnings for periods ended June 30, 2024 and June 30, 2023 are as follows:

	For Quarter Ended June 30, 2024
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency derivatives	$(114)	$(100)	$—
Commodity derivatives	(1,606)	(678)	—
Total	$(1,720)	$(778)	$—

	For Quarter Ended June 30, 2023
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency derivatives	$292	$(48)	$—
Commodity derivatives	(857)	—	—
Total	$(565)	$(48)	$—

	For Year to Date Ended June 30, 2024
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency derivatives	$(472)	$(126)	$—
Commodity derivatives	(48)	(1,087)	—
Total	$(520)	$(1,213)	$—

	For Year to Date Ended June 30, 2023
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency derivatives	$253	$(136)	$—
Commodity derivatives	(723)	93	—
Total	$(470)	$(43)	$—

Note 7 — Pension Plans

Beginning in 2012, the Company received periodic notices from the Bakery and Confectionery Union and Industry International Pension Fund (Plan), a multi-employer defined benefit pension plan for certain Company union employees, that the Plan’s actuary certified the Plan to be in “critical status”, as defined by the Pension Protection Act (PPA) and the Pension Benefit Guaranty Corporation (PBGC); and that a plan of rehabilitation was adopted by the trustees of the Plan in 2012. The Plan’s status was changed to “critical and declining status”, as defined by the PPA and PBGC, for the plan year beginning January 1, 2015, and this status has continued. In 2016, the Company received new notices that the Plan’s trustees adopted an updated Rehabilitation Plan effective January 1, 2016, and all annual notices through 2024 have continued to classify the Plan in the “critical and declining status” category.  That determination is based on certain assumptions including an assumption that all employers that negotiated a rehabilitation plan schedule remain on that schedule.

The Company has been advised that its withdrawal liability would have been $102,200, $96,000 and $104,300 if it had withdrawn from the Plan during 2023, 2022 and 2021, respectively. Should the Company actually withdraw from the Plan at a future date, its withdrawal liability payable under the Plan could be higher than the above discussed amounts.

The Company’s pension expense for this Plan for first half 2024 and 2023 was $1,770 and $1,951, respectively. The aforementioned expense includes surcharges of $624 and $688 for first half 2024 and 2023, respectively, as required under the amended plan of rehabilitation. The Company’s twelve months pension expense for this Plan for 2023 and 2022 was $3,516 and $3,510, respectively, which includes surcharges of $1,239 and $1,237, respectively. From 2012 through 2020, the Company’s employer contributions were subject to annual 5% compounded surcharge increases. Beginning in 2021, the Plan ceased additional surcharges, but the prior surcharges remain in effect indefinitely.

In June 2024, the PBGC announced that it has approved the Plan’s application for Special Financial Assistance under the American Rescue Plan Act of 2021. The Plan was granted approximately $3.4 billion in Special Financial Assistance funds and received those funds in July 2024. The Company’s actuary believes that it still remains unclear if the Plan can remain solvent through the targeted date of 2051 although as a requirement of the American Rescue Plan Act of 2021, the Plan must remain in “critical status” through 2051 regardless of solvency. The regulations under the aforementioned PBGC financial assistance could result in a higher withdrawal liability even with PBGC financial assistance since those regulations require use of settlement interest rates and a phase-in of the Special Financial Assistance in determining the Company’s withdrawal liability. The Company is currently unable to determine the ultimate outcome of the above discussed multi-employer union pension matters and therefore is unable to determine the effects on its consolidated financial statements, but the ultimate outcome could have a material adverse effect on the Company’s consolidated results of operations or cash flows in one or more future periods.

Note 8 — Accumulated Other Comprehensive Earnings (Loss)

Accumulated Other Comprehensive Earnings (Loss) consists of the following components:

						Accumulated
	Foreign		Foreign		Postretirement	Other
	Currency		Currency	Commodity	and Pension	Comprehensive
	Translation	Investments	Derivatives	Derivatives	Benefits	Earnings (Loss)
Balance at March 31, 2024	$(20,730)	$(2,240)	$(23)	$(425)	$1,762	$(21,656)
Other comprehensive earnings (loss) before reclassifications	(2,009)	627	(86)	(1,214)	—	(2,682)
Reclassifications from accumulated other comprehensive loss	—	(2)	75	512	(121)	464
Other comprehensive earnings (loss) net of tax	(2,009)	625	(11)	(702)	(121)	(2,218)
Balance at June 30, 2024	$(22,739)	$(1,615)	$(34)	$(1,127)	$1,641	$(23,874)

Balance at March 31, 2023	$(22,499)	$(6,919)	$(178)	$39	$2,498	$(27,059)
Other comprehensive earnings (loss) before reclassifications	1,142	(247)	221	(648)	—	468
Reclassifications from accumulated other comprehensive loss	—	—	36	—	(143)	(107)
Other comprehensive earnings (loss) net of tax	1,142	(247)	257	(648)	(143)	361
Balance at June 30, 2023	$(21,357)	$(7,166)	$79	$(609)	$2,355	$(26,698)

Balance at December 31, 2023	$(21,050)	$(2,359)	$228	$(1,915)	$1,883	$(23,213)
Other comprehensive earnings (loss) before reclassifications	(1,689)	746	(357)	(35)	—	(1,335)
Reclassifications from accumulated other comprehensive loss	—	(2)	95	823	(242)	674
Other comprehensive earnings (loss) net of tax	(1,689)	744	(262)	788	(242)	(661)
Balance at June 30, 2024	$(22,739)	$(1,615)	$(34)	$(1,127)	$1,641	$(23,874)

Balance at December 31, 2022	$(23,795)	$(8,809)	$(215)	$8	$2,642	$(30,169)
Other comprehensive earnings (loss) before reclassifications	2,438	1,643	192	(547)	—	3,726
Reclassifications from accumulated other comprehensive loss	—	—	102	(70)	(287)	(255)
Other comprehensive earnings (loss) net of tax	2,438	1,643	294	(617)	(287)	3,471
Balance at June 30, 2023	$(21,357)	$(7,166)	$79	$(609)	$2,355	$(26,698)

The amounts reclassified from accumulated other comprehensive income (loss) consisted of the following:

Details about Accumulated Other	Quarter Ended		Year to Date Ended		Location of (Gain) Loss
Comprehensive Income Components	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023	Recognized in Earnings
Investments	$(2)	$—	$(2)	$(1)	Other income, net
Foreign currency derivatives	100	48	126	136	Other income, net
Commodity derivatives	678	—	1,087	(93)	Product cost of goods sold
Postretirement and pension benefits	(159)	(189)	(319)	(379)	Other income, net
Total before tax	617	(141)	892	(337)
Tax (expense) benefit	(153)	34	(218)	82
Net of tax	$464	$(107)	$674	$(255)

Note 9 — Restricted Cash

Restricted cash comprises certain cash deposits of the Company’s Spanish subsidiary with international banks that are pledged as collateral for letters of credit and bank borrowings.

Note 10 — Bank Loans

Bank loans consist of short term (less than 120 days) borrowings by the Company’s Spanish subsidiary that are held by international banks. The weighted-average interest rate as of June 30, 2024 and 2023 was 6.4% and 5.9%, respectively.

Note 11 — Leases

The Company leases certain buildings, land and equipment that are classified as operating leases. These leases have remaining lease terms of up to approximately 17 years. Operating lease cost totaled $368 and $367 in the second quarter of 2024 and 2023, respectively, and $735 and $602 for the first half of 2024 and 2023, respectively. Cash paid for operating lease liabilities totaled $342 and $349 in the second quarter of 2024 and 2023, respectively, and $601 and $567 for the first half of 2024 and 2023, respectively.  As of June 30, 2024 and 2023, operating lease right-of-use assets were $6,607 and $6,291, respectively, and operating lease liabilities were $6,899 and $6,354, respectively. The weighted-average remaining lease term related to these operating leases was 10.9 years and 12.5 years as of June 30, 2024 and 2023, respectively. The weighted-average discount rate related to the Company’s operating leases was 3.7% and 3.4% as of June 30, 2024 and 2023, respectively. Maturities of the Company’s operating lease liabilities at June 30, 2024 are as follows: $590 in 2024 (rest of year), $1,120 in 2025, $783 in 2026, $709 in 2027, $316 in 2028 and $3,381 thereafter.

The Company, as lessor, rents certain commercial real estate to third-party lessees. The June 30, 2024 and 2023 cost related to these leased properties was $51,370 and $51,370, respectively, and the accumulated depreciation related to these leased properties was $18,492 and $17,432, respectively. Terms of such leases, including renewal options, may be extended for up to fifty-six years, many of which provide for periodic adjustment of rent payments based on changes in consumer or other price indices. The Company recognizes lease income on a straight-line basis over the lease term. Lease income in second quarter and first half 2024 and 2023 was $1,835 and $1,222, respectively, and $3,422 and $2,443, respectively, and is classified in cash flows from operating activities.

A lease with the Company as lessor commenced in the second quarter of 2024 when the tenant took occupancy as previously planned under an existing agreement. The lease has an initial term of 15 years and allows for the tenant to extend for up to 10 years.  The deferred impact of initial direct costs and any deferred rent adjustments, as they are recorded, are included in long term Prepaid expense and other assets on the Consolidated Statements of Financial Position.

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

Net product sales were $148,819 in second quarter 2024 compared to $158,837 in second quarter 2023, a decrease of $10,018 or 6.3%. First half 2024 net product sales were $300,283 compared to $319,548 in first half 2023, a decrease of $19,265 or 6.0%. Domestic (U.S.) net product sales in second quarter and first half 2024 decreased 4.8% and 6.0%, respectively, compared to the corresponding period in the prior year, and, foreign net product sales, including exports to foreign markets, decreased 21.4% and 6.2%, respectively, compared to the corresponding period in the prior year. For the second quarter and first half 2024, domestic sales represented 92.3% and 91.2%, respectively, of total consolidated net product sales. The Company faced a more challenging market in second quarter and first half 2024 as customers and consumers became more resistant to higher price realization which was necessary to restore our margins. The Company expects this adverse sales trend to continue through the second half of 2024. Second quarter and first half 2024 sales were also adversely affected by the timing of seasonal sales, primarily for Easter, between first quarter 2024 and fourth quarter 2023 when compared to the prior year comparative quarterly periods. In addition, second quarter and first half 2024 sales were impacted by customer inventory adjustments, which adversely affected customer orders and sales in second quarter and first half 2024.

Product cost of goods sold was $99,732 in second quarter 2024 compared to $107,075 in second quarter 2023, and first half 2024 product cost of goods sold was $202,464 compared to $218,481 in first half 2023. Product cost of goods sold includes $122 and $256 of certain deferred compensation expenses in second quarter 2024 and 2023, respectively, and $487 and $486 of certain deferred compensation expenses in first half 2024 and 2023, respectively. These deferred compensation expenses principally resulted from the changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Adjusting for the aforementioned, product cost of goods sold decreased from $106,819 in second quarter 2023 to $99,610 in second quarter 2024, a decrease of $7,209 or 6.7%; and decreased from $217,995 in first half 2023 to $201,977 in first half 2024, a decrease of $16,018 or 7.3%. As a percentage of net product sales, adjusted product cost of goods sold was 66.9% and 67.3% in second quarter 2024 and 2023, respectively, a favorable decrease of 0.4 percentage points; and adjusted product cost of goods sold was 67.3% and 68.2% in first half 2024 and 2023, respectively, a favorable decrease of 0.9 percentage points. Second quarter and first half 2024 gross profit margins benefited from higher price realization, improvements in plant manufacturing operating efficiencies, and more favorable packaging material unit costs. Although we did achieve improvement in gross profit margin, higher overall ingredient costs, and increases in labor, employee benefits, and certain plant manufacturing costs offset some of these benefits in second quarter and first half 2024.

In response to increases in input costs in recent years, many companies in the consumer products industry have increased selling prices. We have implemented price increases as well during this period with the objective of improving sales price realization in order to recover our margin declines. We made progress in restoring our margins in 2023 and continue to do so in 2024. However, cocoa and chocolate costs have been moving significantly higher in the market during 2024, and we expect that these increases will have some adverse effects on our input costs and margins in 2024 and 2025. The Company uses the Last-In-First-Out (LIFO) method of accounting for inventory and costs of goods sold which results in lower current income taxes during such periods of increasing costs and higher inflation, but this method does charge the most current costs to cost of goods sold and thereby accelerates the realization of these higher costs. Although the Company continues to monitor its input costs, we are mindful of the effects and limits when passing on the above-discussed higher input costs to our customers as well as the final consumers of our products.

Selling, marketing and administrative expenses were $35,040 in second quarter 2024 compared to $37,857 in second quarter 2023, and first half 2024 selling, marketing and administrative expenses were $73,958 compared to $75,356 in first half 2023. Selling, marketing and administrative expenses include $2,370 and $4,675 of certain deferred compensation expenses in second quarter 2024 and 2023, respectively; and $9,295 and $8,792 of certain deferred compensation expenses in first half 2024 and 2023, respectively. As discussed above, these expenses principally result from changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Adjusting for the aforementioned deferred compensation expenses, selling, marketing and administrative expenses decreased from $33,182 in second quarter 2023 to $32,670 in second quarter 2024, a decrease of $512 or 1.5%; and selling, marketing and administrative expenses decreased from $66,564 in first half 2023 to $64,663 in first half 2024 a decrease of $1,901 or 2.9%. As a percentage of net product sales, adjusted selling, marketing and administrative expenses increased from 20.9% in second quarter 2023 to 22.0% in second quarter 2024, an unfavorable increase of 1.1 percentage points as a percent of net product sales; and adjusted selling, marketing and administrative expenses increased from 20.8% in first half 2023 to 21.5% in first half 2024, an unfavorable increase of 0.7 percentage points as a percent of net sales. These higher expenses as a percentage of sales reflect the adverse effects of lower sales as certain expenses are generally fixed and do not change significantly with changes in sales.

Selling, marketing and administrative expenses include $13,839 and $15,432 for customer freight, delivery and warehousing expenses in second quarter 2024 and 2023, respectively, a decrease of $1,593 or 10.3%; and $27,455 and $31,665 in first half 2024 and 2023, respectively, a decrease of $4,210 or 13.3%. These expenses were 9.3% and 9.7% of net product sales in second quarter 2024 and 2023, respectively; and were 9.1% and 9.9% of net product sales in first half 2024 and 2023, respectively. Customer freight and delivery unit costs, including the cost per pound shipped, was more favorable in second quarter and first half 2024 compared to the corresponding periods in 2023. Increased over-the-road truck availability in 2024 relative to tight freight markets over the past few years has resulted in a more competitive market and resulting lower costs.

As outlined in Note 1 to the consolidated financial statements, the Company records revenue from net product sales based on accounting guidance. Adjustments for estimated customer cash discounts upon payment, discounts for price adjustments, product returns, allowances, and certain advertising and promotional costs, including consumer coupons, are variable consideration and are recorded as a reduction of net product sales revenue in the same period the related net product sales are recorded. These estimates are calculated using historical averages adjusted for any expected changes due to current business conditions and experience. The Company identified changes in business conditions arising in the second quarter 2024 that changed Management’s estimated current and future liabilities resulting in a $2,070 reduction in accrued liabilities and an increase in net product sales in second quarter 2024.

Earnings from operations were $15,435 in second quarter 2024 compared to $14,753 in second quarter 2023; and were $26,545 in first half 2024 compared to $27,549 in first half 2023. Earnings from operations include $2,492 and $4,931 of certain deferred compensation expenses in second quarter 2024 and 2023, respectively; and include $9,782 and $9,278 of certain deferred compensation expenses in first half 2024 and 2023, respectively, which is discussed above. Adjusting for these deferred compensation costs and expenses, adjusted earnings from operations were $17,927 and $19,684 in second quarter 2024 and 2023, respectively, a decrease of $1,757 or 8.9%; and adjusted operating earnings were $36,327 and $36,827 in first half 2024 and 2023, respectively, a decrease of $500 or 1.4%. As a percentage of net product sales, these adjusted operating earnings were 12.0% and 12.4% in second quarter 2024 and 2023, respectively, an unfavorable decrease of 0.4 percentage points; and as a percentage of net product sales, these adjusted operating earnings were 12.1% and 11.5% in first half 2024 and 2023, respectively, a favorable increase of 0.6 percentage points. Unfavorable results relating to our Mexican subsidiary had some adverse effect on our consolidated earnings from operations for second quarter and first half 2024. Higher price realization, as well as a decrease in certain costs as discussed above, mitigated much of the adverse effects of lower sales volumes relating to second quarter and first half 2024 adjusted operating earnings.

Other income, net was $4,900 in second quarter 2024 compared to $4,804 in second quarter 2023; and $13,932 in first half 2024 compared to $9,584 in first half 2023. Other income, net for second quarter 2024 and 2023 includes net gains and investment income of $2,492 and $4,931, respectively, on trading securities which provide an economic hedge of the Company’s deferred compensation liabilities on trading securities; and other income, net for first half 2024 and 2023 includes net gains and investment income of $9,782 and $9,278, respectively, on trading securities which provide an economic hedge of the Company’s deferred compensation liabilities on trading securities. The investment gains on trading securities in second quarter and first half 2024 and 2023 reflect the overall changes in the equity markets during these periods. These changes in market values were substantially offset by a like amount of deferred compensation expense included in product cost of goods sold and selling, marketing, and administrative expenses in the respective periods as discussed above.

Management believes the comparisons presented in the preceding paragraphs, after adjusting for changes in deferred compensation, are useful to our investors and other users of our financial information in assessing the operations of the Company.

Other income, net for second quarter 2024 and 2023 includes investment income on available for sale securities of $2,114 and $1,145 in 2024 and 2023, respectively; and other income, net for first half 2024 and 2023 includes investment income on available for sale securities of $3,977 and $2,308 in 2024 and 2023, respectively. The aforementioned increases in 2024 investment income on available for sale securities reflects the higher interest rate environment in 2024 as well as a higher average balance in the investment portfolio of available for sale securities in second quarter and first half 2024 compared to the corresponding periods in the prior year.  Other income, net also includes pre-tax gains (loss) on foreign exchange of $140 and $(1,315) in second quarter 2024 and 2023, respectively; and $120 and $(2,060) in first half 2024 and 2023, respectively which contributed to improved net earnings in second quarter and first half 2024 when compared to second quarter and first half 2023. In addition, higher leasing revenue from the leasing of certain real estate to third parties contributed to higher net earnings in second quarter and first half 2024.

The consolidated effective tax rates were 23.1% and 24.7% in second quarter 2024 and 2023, respectively; and 22.3% and 24.3% in first half 2024 and 2023, respectively. The lower effective income tax rate in second quarter and first half 2024 reflects a reduction in state income taxes and increases in federal income tax credits, which contributed to higher net earnings in second quarter and first half 2024 compared to the corresponding periods in the prior year.

Net earnings attributable to Tootsie Roll Industries, Inc. were $15,640 (after $6 net loss attributed to non-controlling interests) in second quarter 2024 compared to $14,726 (after $6 net loss attributed to non-controlling interests) in second quarter 2023, and earnings per share were $0.22 and $0.20 in second quarter 2024 and 2023, respectively, an increase of $0.02 per share, or 10.0%. First half 2024 net earnings attributable to Tootsie Roll Industries, Inc. were $31,474 (after $5 net loss attributed to non-controlling interests) compared to first half 2023 net earnings of $28,127 (after $13 net loss attributed to non-controlling interests), and net earnings per share were $0.44 and $0.39 in first half 2024 and first half 2023, respectively, an increase of $0.05 per share or 12.8%. Earnings per share attributable to Tootsie Roll Industries, Inc. for second quarter and first half 2024 benefited from the reduction in average shares outstanding resulting from purchases in the open market by the Company of its common stock during the preceding twelve months. Average shares outstanding decreased from 72,164 at second quarter 2023 to 71,417 at second quarter 2024, and from 72,231 in first half 2023 to 71,417 in first half 2024.

Goodwill and intangibles, principally trademarks, are assessed annually as of December 31 or whenever events or circumstances indicate that the carrying values may not be recoverable from future cash flows. The Company has not identified any triggering events, as defined, or other adverse information that would indicate a material impairment of its goodwill or intangibles in first half 2024. Although Company management has not identified any trigging events at this time relating to its intangibles, factors outlined in the Company’s risk factors discussed on Form 10-K for the year ended December 31, 2023, could change this assessment in the future.

Beginning in 2012, the Company received periodic notices from the Bakery and Confectionery Union and Industry International Pension Fund (Plan), a multi-employer defined benefit pension plan for certain Company union employees, that the Plan’s actuary certified the Plan to be in “critical status”, as defined by the Pension Protection Act (PPA) and the Pension Benefit Guaranty Corporation (PBGC); and that a plan of rehabilitation was adopted by the trustees of the Plan in 2012. The Plan’s status was changed to “critical and declining status”, as defined by the PPA and PBGC, for the plan year beginning January 1, 2015, and this status has continued. In 2016, the Company received new notices that the Plan’s trustees adopted an updated Rehabilitation Plan effective January 1, 2016, and all annual notices through 2024 have continued to classify the Plan in the “critical and declining status” category.  That determination is based on certain assumptions including an assumption that all employers that negotiated a rehabilitation plan schedule remain on that schedule.

Based on these updated notices, the Plan’s funded percentage (plan investment assets as a percentage of plan liabilities), as defined, were 47.0%, 49.3%, and 48.5% as of January 1, 2023, 2022, and 2021, respectively (these valuation dates are as of the beginning of each Plan year). These funded percentages are based on actuarial values, as defined, and do not reflect the actual market value of Plan investments as of these dates. If the market value of investments had been used as of January 1, 2023, the funded percentage would be 43.6% (not 47.0%). As of the January 1, 2023 valuation date (most recent valuation available), only 14% of Plan participants were current active employees, 55% were retired or separated from service and receiving benefits, and 31% were retired or separated from service and entitled to future benefits. The number of current active employee Plan participants as of January 1, 2023 fell 1% from the previous year and 6% over the past two years. When compared to the Plan valuation date of January 1, 2011 (just prior to the Plan being certified to be in “critical status”), current active employee participants have declined 55%, whereas participants who were retired or separated from service and receiving benefits increased 3% and participants who were retired or separated from service and entitled to future benefits increased 6%.

The Company has been advised by the Plan that its withdrawal liability would have been $102,200, $96,000, and $104,300 if it had withdrawn from the Plan during 2023, 2022 and 2021, respectively (most recent information provided by the Plan). The aforementioned most recent increase in the withdrawal liability as advised by the Plan was primarily driven by The Plan’s unfavorable investment performance in 2022, which was partially offset by an increase in the PBGC interest rates used to value a portion of the liability. The Company’s relative share of the Plan’s contribution base, driven by employer withdrawals, has increased in the last several years, and management believes that this trend could continue indefinitely and add upward pressure on the Company’s withdrawal liability. Based on the above, management believes that the Company’s withdrawal liability will likely increase further in future years.

Based on the Company’s most recent actuarial estimates using the information provided by the Plan with respect to its 2023 withdrawal liability (based on most recent information provided to the Company) and certain provisions in ERISA and laws relating to withdrawal liability payments, management believes that the Company’s liability had the Company withdrawn in 2023 would likely be limited to twenty annual payments of $2,654 which have a present value in the range of $31,142 to $37,808 depending on the interest rate used to discount these payments. While the Company’s actuarial consultant did not believe that the Plan will suffer a future mass withdrawal (as defined) of participating employers, in the event of a mass withdrawal, the Company’s annual withdrawal payments would theoretically be payable in perpetuity. Based on the same actuarial estimates, had a mass withdrawal occurred in 2023, the present value of such perpetuities is in the range of $43,483 to $70,702 and would apply in the unlikely event that substantially all employers withdraw from the Plan. The aforementioned is based on a range of valuations and interest rates which the Company’s actuary has advised is provided under the statute. Should the Company actually withdraw from the Plan at a future date, a withdrawal liability, which could be higher than the above discussed amounts, could be payable to the Plan.

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

The Company’s pension expense for this Plan for first half 2024 and 2023 was $1,770 and $1,951, respectively. The aforementioned expense includes surcharges of $624 and $688 for first half 2024 and 2023, respectively, as required under the amended plan of rehabilitation. The decrease in the first half 2024 expense compared to first half 2023 reflects the effects of lower sales volumes in first half 2024, and corresponding reductions in lower production and labor hours worked. The Company’s twelve months pension expense for this Plan for 2023 and 2022 was $3,516 and $3,510, respectively, which includes surcharges of $1,239 and $1,237, respectively.

In June 2024, the PBGC announced that it had approved the Plan’s application for Special Financial Assistance under the American Rescue Plan Act of 2021. Company management understands that this legislation would provide financial assistance from the PBGC to shore up financially distressed multi-employer plans to ensure that they can remain solvent and continue to pay benefits to retirees through 2051 without any reduction in retiree benefits.  The Plan was granted approximately $3.4 billion in Special Financial Assistance funds and received those funds in July 2024. The Company’s actuary believes that it still remains unclear if the Plan can remain solvent through the targeted date of 2051 although as a requirement of the American Rescue Plan Act of 2021, the Plan must remain in “critical status” through 2051 regardless of solvency. The regulations under the aforementioned PBGC financial assistance could result in a higher withdrawal liability even with PBGC financial assistance since those regulations require use of settlement interest rates, as defined, and a phase-in of the Special Financial Assistance in determining the Company’s withdrawal liability. While it is uncertain how the requirements imposed by the Special Financial Assistance will impact the Company’s withdrawal liability in the future, the Company’s actuary believes any withdrawal will continue to be limited to the twenty annual payments previously discussed and that those payments will not be affected by Special Financial Assistance regulation.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows provided by (used in) operating activities were $8,777 and $(5,142) in first half 2024 and 2023, respectively, a favorable increase of $13,919. The $13,919 increase in cash flows from operating activities from 2024 to 2023 principally reflects higher net earnings as discussed above and benefits from changes in working capital, primarily more favorable changes in inventories and the timing of income tax payments during first half 2024 compared to first half 2023. The more favorable changes in inventories reflects changes in the Company’s production plan in 2024 for seasonal Halloween sales (principally in third quarter 2024), as well as the effects of lower sales demand for the second half 2024, which trend is generally in line with the first half 2024 sales results when compared to first half 2023.

Net cash (used in) provided by investing activities was $(25,918) in first half 2024 compared to $6,432 in first half 2023. Cash flows used in investing activities reflect $55,131 and $48,522 of purchases of available for sale securities during first half 2024 and 2023, respectively, and $38,779 and $66,507 of sales and maturities of available for sale securities during first half 2024 and 2023, respectively. First half 2024 and 2023 investing activities include capital expenditures of $8,421 and $10,723, respectively. The Company is evaluating a plant expansion, including both the addition and replacement of certain processing and packaging lines, to better meet its higher level of projected demand for certain products on a timelier and more cost effective basis. The Company believes that this plant expansion would take place over the next five years, but most of the actual expenditures would likely occur during the next three years. Company management believes that the total cost of this expansion, including new machinery, equipment and food processing infrastructure, will approximate $70,000 to $80,000. All capital expenditures have been and are expected to be funded from the Company’s cash flow from operations and internal sources including available for sale securities.

The Company’s consolidated financial statements include bank borrowings of $1,046 and $1,051 at June 30, 2024 and 2023, respectively, all of which relate to its Spanish subsidiary. The Company had no other outstanding bank borrowings at June 30, 2024.

Financing activities include Company common stock purchases and retirements of $0 and $16,548 in first half 2024 and 2023, respectively. Cash dividends of $12,634 and $12,531 were paid in first half 2024 and 2023, respectively.

The Company’s current ratio (current assets divided by current liabilities) was 3.7 to 1 at June 30, 2024 compared to 3.6 to 1 at December 31, 2023 and 3.5 to 1 at June 30, 2023. Net working capital was $237,114 at June 30, 2024 compared to $245,763 and $223,596 at December 31, 2023 and June 30, 2023, respectively. Included in net working capital is cash and cash equivalents and short-term investments totaling $131,171 at June 30, 2024 compared to

$171,422 and $109,212 at December 31, 2023 and June 30, 2023, respectively. In addition, long term investments, principally debt securities comprising corporate bonds, were $292,723 at June 30, 2024, as compared to $255,606 and $252,459 at December 31, 2023 and June 30, 2023, respectively. Aggregate cash and cash equivalents and short and long-term investments were $423,894, $427,028, and $361,671, at June 30, 2024, December 31, 2023 and June 30, 2023, respectively, including $98,728, $87,800, and $81,319 at June 30, 2024, December 31, 2023 and June 30, 2023, respectively, relating to trading securities which are used as an economic hedge for the Company’s deferred compensation liabilities.

Investments in available for sale securities, primarily high quality corporate bonds, that matured during second quarter 2024 and 2023 were generally used in working capital or were replaced with debt securities of similar maturities. The net unrealized loss on available for sale investments was approximately $1,600 and $7,200 at June 30, 2024 and 2023, respectively, which principally reflects the increase in market interest rates since such securities were purchased. The Company expects to hold most of these securities to maturity and therefore does not expect to ultimately realize a substantial portion of the aforementioned unrealized losses (see also Item 3 below, QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK).

The Company periodically contributes to a VEBA trust, managed and controlled by the Company, to fund the estimated future costs of certain employee health, welfare and other benefits. The Company added $20,000 in additional funding to the VEBA trust in 2023. No contribution was made during first half 2024. The Company expects to use these VEBA funds to pay the actual cost of such benefits through part or all of 2027. The VEBA trust held $19,436, $19,126 and $1,942 of aggregate cash and cash equivalents at June 30, 2024, December 31, 2023 and June 30, 2023, respectively. This asset value is included in prepaid expenses and long-term other assets in the Company’s Consolidated Statement of Financial Position. These assets are categorized as Level 2 within the fair value hierarchy.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to various market risks, including fluctuations in and sufficient availability of sugar, corn syrup, edible oils, including palm oils, cocoa, chocolate, dextrose, milk and whey, gum-base input ingredients, packaging, and fuel costs principally relating to freight and delivery fuel surcharges. The Company generally enters into annual supply contracts and hedges certain commodities (primarily sugar) to control and plan for such cost changes. The Company has experienced significant increases in its ingredient and packaging costs in 2022 and 2023, and more recently, the cocoa and chocolate markets have moved to unprecedented highs. The Company has entered into longer-range supply contracts for its cocoa and chocolate needs in 2024 and much of 2025 in order to insure supply and reduce the risk of further increases in these ingredients. Nonetheless, the cocoa market is experiencing unprecedented volatility and highs, and remains a risk for the intermediate term and possibly for a longer term.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of Management, the Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2024 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to Management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the Company’s purchases of its common stock during the quarter ended June 30, 2024:

(d) Approximate Dollar
	(a) Total		(c) Total Number of Shares	Value of Shares that
	Number of	(b) Average	Purchased as Part of	May Yet Be Purchased
	Shares	Price Paid per	Publicly Announced Plans	Under the Plans
Period	Purchased	Share	Or Programs	or Programs

Apr 1 to Apr 30	—	$—	Not Applicable	Not Applicable

May 1 to May 31	—	—	Not Applicable	Not Applicable

Jun 1 to Jun 30	—	—	Not Applicable	Not Applicable

Total	—	$—	Not Applicable	Not Applicable

While the Company does not have a formal or publicly announced stock purchase program, the Company’s board of directors periodically authorizes a dollar amount for share purchases. The treasurer executes share purchase transactions according to these guidelines. There were no stock purchases during second quarter 2024.

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

TOOTSIE ROLL INDUSTRIES, INC.

Date:	August 8, 2024	BY:	/S/ ELLEN R. GORDON

Ellen R. Gordon
Chairman and Chief
Executive Officer

Date:	August 8, 2024	BY:	/S/ G. HOWARD EMBER, JR.

G. Howard Ember, Jr.
Vice President Finance and
Chief Financial Officer