Form 10-Q
period 2024-09-30
TOOTSIE ROLL INDUSTRIES INC
filed 2024-11-08
CIK 98677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (September 30, 2024).

Class	Outstanding

Common Stock, $0.694 par value	41,146,432
Class B Common Stock, $0.694 par value	30,298,695

TOOTSIE ROLL INDUSTRIES, INC.

SEPTEMBER 30, 2024

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See “Forward-Looking Statements” under Part I — Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands) (Unaudited)

	September 30, 2024	December 31, 2023	September 30, 2023

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$91,711	$75,915	$47,320
Restricted cash	378	375	360
Investments	71,500	95,507	88,080
Accounts receivable trade, less allowances of $2,913 $2,245 and $3,302	72,519	55,568	80,118
Other receivables	5,386	9,165	5,563
Inventories:
Finished goods and work-in-process	54,411	51,240	61,876
Raw materials and supplies	40,182	43,681	45,716
Prepaid expenses	7,317	9,200	7,027
Total current assets	343,404	340,651	336,060

PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	21,647	21,862	21,758
Buildings	144,856	144,949	143,013
Machinery and equipment	484,119	485,265	468,292
Construction in progress	23,812	11,277	21,163
Operating lease right-of-use assets	6,313	7,145	5,991
	680,747	670,498	660,217
Less - accumulated depreciation	459,617	447,520	442,796
Net property, plant and equipment	221,130	222,978	217,421

OTHER ASSETS:
Goodwill	73,237	73,237	73,237
Trademarks	175,024	175,024	175,024
Investments	318,344	255,606	243,205
Prepaid expenses and other assets	13,647	15,189	19,344
Deferred income taxes	1,431	1,706	1,617
Total other assets	581,683	520,762	512,427
Total assets	$1,146,217	$1,084,391	$1,065,908

(The accompanying notes are an integral part of these statements.)

(in thousands except per share data) (Unaudited)

	September 30, 2024	December 31, 2023	September 30, 2023

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$20,572	$15,816	$22,696
Bank loans	1,078	1,088	1,018
Dividends payable	6,426	6,250	6,261
Accrued liabilities	65,044	61,690	72,329
Postretirement health care benefits	665	665	658
Operating lease liabilities	1,382	1,289	1,073
Income taxes payable	552	8,090	1,599
Total current liabilities	95,719	94,888	105,634

NONCURRENT LIABILITIES:
Deferred income taxes	46,754	45,477	46,021
Postretirement health care benefits	9,644	9,653	9,321
Industrial development bonds	7,500	7,500	7,500
Liability for uncertain tax positions	2,595	2,777	3,818
Operating lease liabilities	5,240	6,018	5,002
Deferred compensation and other liabilities	108,935	94,971	85,045
Total noncurrent liabilities	180,668	166,396	156,707

TOOTSIE ROLL INDUSTRIES, INC. SHAREHOLDERS’ EQUITY:
Common stock, $0.694 par value - 120,000 shares authorized; 41,146, 39,999 and 40,172, respectively, issued	28,574	27,777	27,897
Class B common stock, $0.694 par value - 40,000 shares authorized; 30,299, 29,445 and 29,452, respectively, issued	21,041	20,448	20,453
Capital in excess of par value	800,087	737,453	742,948
Retained earnings	41,787	62,949	39,786
Accumulated other comprehensive loss	(19,336)	(23,213)	(25,218)
Treasury stock (at cost) - 105, 102 and 102 shares, respectively	(1,992)	(1,992)	(1,992)
Total Tootsie Roll Industries, Inc. shareholders’ equity	870,161	823,422	803,874
Noncontrolling interests	(331)	(315)	(307)
Total equity	869,830	823,107	803,567
Total liabilities and shareholders’ equity	$1,146,217	$1,084,391	$1,065,908

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

EARNINGS AND RETAINED EARNINGS

(in thousands except per share amounts) (Unaudited)

	Quarter Ended		Year to Date Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Net product sales	$223,891	$248,336	$524,174	$567,884
Rental and royalty revenue	2,043	1,516	5,671	4,205
Total revenue	225,934	249,852	529,845	572,089
Product cost of goods sold	148,266	164,163	350,730	382,644
Rental and royalty cost	599	489	1,543	1,340
Total costs	148,865	164,652	352,273	383,984
Product gross margin	75,625	84,173	173,444	185,240
Rental and royalty gross margin	1,444	1,027	4,128	2,865
Total gross margin	77,069	85,200	177,572	188,105
Selling, marketing and administrative expenses	41,825	39,300	115,783	114,656
Earnings from operations	35,244	45,900	61,789	73,449
Other income, net	7,188	(718)	21,120	8,866
Earnings before income taxes	42,432	45,182	82,909	82,315
Provision for income taxes	9,599	10,805	18,607	19,824
Net earnings	32,833	34,377	64,302	62,491
Less: net income (loss) attributable to noncontrolling interests	(11)	(5)	(16)	(18)
Net earnings attributable to Tootsie Roll Industries, Inc.	$32,844	$34,382	$64,318	$62,509

Net earnings attributable to Tootsie Roll Industries, Inc. per share	$0.46	$0.48	$0.90	$0.87
Dividends per share *	$0.09	$0.09	$0.27	$0.27

Average number of shares outstanding	71,379	71,696	71,402	72,049

Retained earnings at beginning of period	$15,359	$11,656	$62,949	$48,276
Net earnings attributable to Tootsie Roll Industries, Inc.	32,844	34,382	64,318	62,509
Cash dividends	(6,416)	(6,252)	(19,085)	(18,682)
Stock dividends	—	—	(66,395)	(52,317)
Retained earnings at end of period	$41,787	$39,786	$41,787	$39,786

*Does not include 3% stock dividend to shareholders of record on 3/6/24 and 3/6/23.

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(in thousands except per share amounts) (Unaudited)

	Quarter Ended		Year to Date Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Net earnings	$32,833	$34,377	$64,302	$62,491

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(1,370)	(543)	(3,059)	1,895

Pension and postretirement reclassification adjustments:
Unrealized gains (losses) for the period on postretirement and pension benefits	—	—	—	—
Less: reclassification adjustment for (gains) losses to net earnings	(160)	(188)	(479)	(567)
Unrealized gains (losses) on postretirement and pension benefits	(160)	(188)	(479)	(567)

Investments:
Unrealized gains (losses) for the period on investments	6,470	746	7,453	2,915
Less: reclassification adjustment for (gains) losses to net earnings	(8)	—	(10)	(1)
Unrealized gains (losses) on investments	6,462	746	7,443	2,914

Derivatives:
Unrealized gains (losses) for the period on derivatives	1,010	2,078	490	1,608
Less: reclassification adjustment for (gains) losses to net earnings	481	33	1,694	76
Unrealized gains (losses) on derivatives	1,491	2,111	2,184	1,684

Total other comprehensive income (loss), before tax	6,423	2,126	6,089	5,926
Income tax benefit (expense) related to items of other comprehensive income	(1,885)	(646)	(2,212)	(975)
Total comprehensive earnings	37,371	35,857	68,179	67,442
Comprehensive earnings (loss) attributable to noncontrolling interests	(11)	(5)	(16)	(18)
Total comprehensive earnings attributable to Tootsie Roll Industries, Inc.	$37,382	$35,862	$68,195	$67,460

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Year to Date Ended
	September 30, 2024	September 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$64,302	$62,491
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	13,717	13,783
Deferred income taxes	(883)	21
Amortization of marketable security premiums	1,560	3,188
Changes in operating assets and liabilities:
Accounts receivable	(18,459)	(20,580)
Other receivables	4,118	20
Inventories	(1,132)	(22,437)
Prepaid expenses and other assets	3,581	(15,472)
Accounts payable and accrued liabilities	10,256	14,023
Income taxes payable	(7,719)	4,134
Postretirement health care benefits	(488)	(551)
Deferred compensation and other liabilities	1,249	986
Net cash provided by operating activities	70,102	39,606
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13,911)	(19,458)
Purchases of trading securities	(1,934)	(1,526)
Sales of trading securities	482	574
Purchase of available for sale securities	(82,391)	(65,616)
Sale and maturity of available for sale securities	65,578	86,259
Net cash (used in) provided by investing activities	(32,176)	233
CASH FLOWS FROM FINANCING ACTIVITIES:
Shares purchased and retired	(2,196)	(27,550)
Dividends paid in cash	(19,062)	(18,825)
Proceeds from bank loans	2,885	2,922
Repayment of bank loans	(2,908)	(2,939)
Net cash used in financing activities	(21,281)	(46,392)
Effect of exchange rate changes on cash	(846)	598
Increase (decrease) in cash and cash equivalents	15,799	(5,955)
Cash, cash equivalents and restricted cash at beginning of year	76,290	53,635
Cash, cash equivalents and restricted cash at end of quarter	$92,089	$47,680
Supplemental cash flow information:
Income taxes paid, net	$26,861	$15,524
Interest paid	$204	$187
Stock dividend issued	$66,243	$86,433

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

Results of operations for the period ended September 30, 2024 are not necessarily indicative of results to be expected for the year to end December 31, 2024 because of the seasonal nature of the Company’s operations. Historically, the third quarter has been the Company’s largest net product sales quarter due to pre-Halloween net product sales.

Revenue Recognition

The Company’s revenues, primarily net product sales resulting from the sale of goods, reflect the consideration to which the Company expects to be entitled generally based on customer purchase orders. The Company records revenue based on a five-step model in accordance with Accounting Standards Codification ("ASC") Topic 606. Adjustments for estimated customer cash discounts upon payment, discounts for price adjustments, product returns, allowances, and certain advertising and promotional costs, including consumer coupons, are variable consideration and are recorded as a reduction of net product sales revenue in the same period the related net product sales are recorded. Such estimates are calculated using historical averages adjusted for any expected changes due to current business conditions and experience. The Company identified changes in business conditions that changed Management’s estimated current and future liabilities and resulted in reducing Accrued liabilities. The change increased Net product sales by $3,725 and $5,965 in third quarter 2024 and nine months 2024, respectively. A net product sale is recorded when the Company delivers the product to the customer or, in certain instances, when the customer picks up the goods at the Company’s distribution center and thereby obtains control of such product. Amounts billed and due from our customers are classified as accounts receivable trade on the balance sheet and require payment on a short-term basis. Accounts receivable trade are unsecured. Shipping and handling costs of $15,442 and $17,997 in third quarter 2024 and 2023, respectively, and $42,897 and $49,662 in nine months 2024 and 2023, respectively, are included in selling, marketing and administrative expenses. Royalty income from sales-based licensing arrangements, pursuant to which revenue is recognized as the third-party licensee sales occur, and rental income are not considered revenue from contracts from customers and are presented separately from net product revenue as rental and royalty revenue.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in this update require disclosure, in the notes to the financial statements, of specific expense categories present within expense captions presented on the face of the income statement within continuing operations of public business entities. The amendments in this update are effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027.

The Company is currently evaluating the potential effects of these amendments on its Consolidated Financial Statements and believes the adoption will not significantly impact the presentation of our financial condition, results of operations and disclosures.

Note 2 — Average Shares Outstanding

The average number of shares outstanding for nine months 2024 reflects aggregate stock purchases of 77 shares for $2,196, excluding excise taxes, and a 3% stock dividend of 2,075 shares distributed on April 5, 2024. The average number of shares outstanding for nine months 2023 reflects aggregate stock purchases of 747 shares for $27,550, excluding excise taxes, and a 3% stock dividend of 2,040 shares distributed on April 7, 2023.

Note 3 — Income Taxes

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company remains subject to examination by U.S. federal and state and foreign tax authorities for the years 2021 through 2023. The Company’s consolidated effective income tax rate was 22.6% and 23.9% in third quarter 2024 and 2023, respectively, and 22.4% and 24.1% in nine months 2024 and 2023, respectively.

NOTE 4—Share Capital and Capital In Excess of Par Value:

							Capital in
			Class B				Excess
	Common Stock		Common Stock		Treasury Stock		of Par
	Shares	Amount	Shares	Amount	Shares	Amount	Value
	(000’s)		(000’s)		(000’s)
Balance at June 30, 2024	41,213	$28,620	30,309	$21,048	105	$(1,992)	$802,253
Issuance of 3% stock dividend	—	—	—	—	—	—	—
Conversion of Class B common shares to common shares	10	7	(10)	(7)	—	—	—
Purchase and retirement of common shares and other	(77)	(53)	—	—	—	—	(2,166)
Balance at September 30, 2024	41,146	$28,574	30,299	$21,041	105	$(1,992)	$800,087

Balance at June 30, 2023	40,490	$28,118	29,452	$20,453	102	$(1,992)	$753,839
Issuance of 3% stock dividend	—	—	—	—	—	—	—
Conversion of Class B common shares to common shares	—	—	—	—	—	—	—
Purchase and retirement of common shares and other	(318)	(221)	—	—	—	—	(10,891)
Balance at September 30, 2023	40,172	$27,897	29,452	$20,453	102	$(1,992)	$742,948

Balance at December 31, 2023	39,999	$27,777	29,445	$20,448	102	$(1,992)	$737,453
Issuance of 3% stock dividend	1,196	830	882	613	3	—	64,800
Conversion of Class B common shares to common shares	28	20	(28)	(20)	—	—	—
Purchase and retirement of common shares and other	(77)	(53)	—	—	—	—	(2,166)
Balance at September 30, 2024	41,146	$28,574	30,299	$21,041	105	$(1,992)	$800,087

Balance at December 31, 2022	39,721	$27,584	28,607	$19,866	99	$(1,992)	$719,606
Issuance of 3% stock dividend	1,185	823	858	596	3	—	50,648
Conversion of Class B common shares to common shares	13	9	(13)	(9)	—	—	—
Purchase and retirement of common shares and other	(747)	(519)	—	—	—	—	(27,306)
Balance at September 30, 2023	40,172	$27,897	29,452	$20,453	102	$(1,992)	$742,948

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

As of September 30, 2024, December 31, 2023 and September 30, 2023 the Company held certain financial assets that are required to be measured at fair value on a recurring basis. These included derivative hedging instruments related to the purchase of certain raw materials and foreign currencies, investments in trading securities and available for sale securities. The Company’s available for sale securities principally consist of corporate and government bonds. While the Company generally holds its available for sale investments to maturity, the Company would sell prior to maturity if it was considered beneficial to do so for tax-planning strategies or if the Company required the funds to finance a significant reinvestment in the Company, including an acquisition. As such, the Company does not classify any investments as held to maturity which is restrictive under GAAP because the use of amortized cost must be justified for each security.

The fair value of the Company’s industrial revenue development bonds at September 30, 2024, December 31, 2023 and September 30, 2023 were valued using Level 2 inputs which approximates the carrying value of $7,500 for the respective periods. Interest rates on these bonds are reset weekly based on current market conditions.

The following table presents information about the Company’s financial assets and liabilities measured at fair value as of September 30, 2024, December 31, 2023 and September 30, 2023 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Estimated Fair Value September 30, 2024
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$91,711	$91,711	$—	$—
Available for sale securities	285,968	4,135	281,833	—
Foreign currency derivatives	187	—	187	—
Commodity derivatives	(227)	(227)	—	—
Trading securities	103,876	85,877	17,999	—
Total assets measured at fair value	$481,515	$181,496	$300,019	$—

	Estimated Fair Value December 31, 2023
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$75,915	$75,915	$—	$—
Available for sale securities	263,313	4,084	259,229	—
Foreign currency derivatives	302	—	302	—
Commodity derivatives	(2,526)	(2,526)	—	—
Trading securities	87,800	70,681	17,119	—
Total assets measured at fair value	$424,804	$148,154	$276,650	$—

	Estimated Fair Value September 30, 2023
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$47,320	$47,320	$—	$—
Available for sale securities	251,531	4,479	247,052	—
Foreign currency derivatives	(141)	—	(141)	—
Commodity derivatives	1,554	1,554	—	—
Trading securities	79,754	63,350	16,404	—
Total assets measured at fair value	$380,018	$116,703	$263,315	$—

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

Changes in the fair value of the Company’s cash flow hedges are recorded in accumulated other comprehensive loss, net of tax, and are reclassified to earnings in the periods in which earnings are affected by the hedged item. Substantially all amounts reported in accumulated other comprehensive loss for commodity derivatives are expected to be reclassified to cost of goods sold. Approximately $153 and $74 of this accumulated comprehensive loss is expected to be reclassified to earnings in 2025 and 2026, respectively. Approximately $10 and $177 reported in accumulated other comprehensive gain for foreign currency derivatives is expected to be reclassified to other income, net in 2024 and 2025, respectively.

The following table summarizes the Company’s outstanding derivative contracts and their effects on its Condensed Consolidated Statements of Financial Position at September 30, 2024, December 31, 2023 and September 30, 2023:

	September 30, 2024
	Notional
	Amounts	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign currency derivatives	$10,951	$187	$-
Commodity derivatives	18,682	489	(716)
Total derivatives		$676	$(716)

	December 31, 2023
	Notional
	Amounts	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign currency derivatives	$16,337	$302	$—
Commodity derivatives	28,247	16	(2,542)
Total derivatives		$318	$(2,542)

	September 30, 2023
	Notional
	Amounts	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign currency derivatives	$10,498	$1	$(142)
Commodity derivatives	19,063	1,554	—
Total derivatives		$1,555	$(142)

The effects of derivative instruments on the Company’s Condensed Consolidated Statements of Earnings and Retained Earnings and the Condensed Consolidated Statements of Comprehensive Earnings for periods ended September 30, 2024 and September 30, 2023 are as follows:

	For Quarter Ended September 30, 2024
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency derivatives	$207	$(25)	$—
Commodity derivatives	803	(456)	—
Total	$1,010	$(481)	$—

	For Quarter Ended September 30, 2023
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency derivatives	$(276)	$(27)	$—
Commodity derivatives	2,354	(6)	—
Total	$2,078	$(33)	$—

	For Year to Date Ended September 30, 2024
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency derivatives	$(265)	$(151)	$—
Commodity derivatives	755	(1,543)	—
Total	$490	$(1,694)	$—

	For Year to Date Ended September 30, 2023
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency derivatives	$(23)	$(163)	$—
Commodity derivatives	1,631	87	—
Total	$1,608	$(76)	$—

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

The Company’s pension expense for this Plan for nine months 2024 and 2023 was $2,579 and $2,785, respectively. The aforementioned expense includes surcharges of $909 and $982 for nine months 2024 and 2023, respectively, as required under the amended plan of rehabilitation. The Company’s twelve months pension expense for this Plan for 2023 and 2022 was $3,516 and $3,510, respectively, which includes surcharges of $1,239 and $1,237, respectively. From 2012 through 2020, the Company’s employer contributions were subject to annual 5% compounded surcharge increases. Beginning in 2021, the Plan ceased additional surcharges, but the prior surcharges remain in effect indefinitely.

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

Note 8 — Accumulated Other Comprehensive Earnings (Loss)

Accumulated Other Comprehensive Earnings (Loss) consists of the following components:

						Accumulated
	Foreign		Foreign		Postretirement	Other
	Currency		Currency	Commodity	and Pension	Comprehensive
	Translation	Investments	Derivatives	Derivatives	Benefits	Earnings (Loss)
Balance at June 30, 2024	$(22,739)	$(1,615)	$(34)	$(1,127)	$1,641	$(23,874)
Other comprehensive earnings (loss) before reclassifications	(1,370)	4,904	156	609	—	4,299
Reclassifications from accumulated other comprehensive loss	—	(4)	19	346	(122)	239
Other comprehensive earnings (loss) net of tax	(1,370)	4,900	175	955	(122)	4,538
Balance at September 30, 2024	$(24,109)	$3,285	$141	$(172)	$1,519	$(19,336)

Balance at June 30, 2023	$(21,357)	$(7,166)	$79	$(609)	$2,355	$(26,698)
Other comprehensive earnings (loss) before reclassifications	(543)	567	(209)	1,783	—	1,598
Reclassifications from accumulated other comprehensive loss	—	—	22	4	(144)	(118)
Other comprehensive earnings (loss) net of tax	(543)	567	(187)	1,787	(144)	1,480
Balance at September 30, 2023	$(21,900)	$(6,599)	$(108)	$1,178	$2,211	$(25,218)

Balance at December 31, 2023	$(21,050)	$(2,359)	$228	$(1,915)	$1,883	$(23,213)
Other comprehensive earnings (loss) before reclassifications	(3,059)	5,650	(201)	574	—	2,964
Reclassifications from accumulated other comprehensive loss	—	(6)	114	1,169	(364)	913
Other comprehensive earnings (loss) net of tax	(3,059)	5,644	(87)	1,743	(364)	3,877
Balance at September 30, 2024	$(24,109)	$3,285	$141	$(172)	$1,519	$(19,336)

Balance at December 31, 2022	$(23,795)	$(8,809)	$(215)	$8	$2,642	$(30,169)
Other comprehensive earnings (loss) before reclassifications	1,895	2,210	(17)	1,236	—	5,324
Reclassifications from accumulated other comprehensive loss	—	—	124	(66)	(431)	(373)
Other comprehensive earnings (loss) net of tax	1,895	2,210	107	1,170	(431)	4,951
Balance at September 30, 2023	$(21,900)	$(6,599)	$(108)	$1,178	$2,211	$(25,218)

The amounts reclassified from accumulated other comprehensive income (loss) consisted of the following:

Details about Accumulated Other	Quarter Ended		Year to Date Ended		Location of (Gain) Loss
Comprehensive Income Components	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023	Recognized in Earnings
Investments	$(8)	$—	$(10)	$(1)	Other income, net
Foreign currency derivatives	25	27	151	163	Other income, net
Commodity derivatives	456	6	1,543	(87)	Product cost of goods sold
Postretirement and pension benefits	(160)	(188)	(479)	(567)	Other income, net
Total before tax	313	(155)	1,205	(492)
Tax (expense) benefit	(74)	37	(292)	119
Net of tax	$239	$(118)	$913	$(373)

Note 9 — Restricted Cash

Restricted cash comprises certain cash deposits of the Company’s Spanish subsidiary with international banks that are pledged as collateral for letters of credit and bank borrowings.

Note 10 — Bank Loans

Bank loans consist of short term (less than 120 days) borrowings by the Company’s Spanish subsidiary that are held by international banks. The weighted-average interest rate as of September 30, 2024 and 2023 was 6.1% and 6.8%, respectively.

Note 11 — Leases

The Company leases certain buildings, land and equipment that are classified as operating leases. These leases have remaining lease terms of up to approximately 17 years. Operating lease cost totaled $362 and $372 in the third quarter of 2024 and 2023, respectively, and $1,086 and $971 for the nine months of 2024 and 2023, respectively. Cash paid for operating lease liabilities totaled $349 and $354 in the third quarter of 2024 and 2023, respectively, and $939 and $918 for the nine months of 2024 and 2023, respectively.  As of September 30, 2024 and 2023, operating lease right-of-use assets were $6,313 and $5,991, respectively, and operating lease liabilities were $6,622 and $6,075, respectively. The weighted-average remaining lease term related to these operating leases was 11.0 years and 12.9 years as of September 30, 2024 and 2023, respectively. The weighted-average discount rate related to the Company’s operating leases was 3.6% and 3.4% as of September 30, 2024 and 2023, respectively. Maturities of the Company’s operating lease liabilities at September 30, 2024 are as follows: $291 in 2024 (rest of year), $1,148 in 2025, $777 in 2026, $709 in 2027, $316 in 2028 and $3,381 thereafter.

The Company, as lessor, rents certain commercial real estate to third-party lessees. The September 30, 2024 and 2023 cost related to these leased properties was $51,370 and $51,370, respectively, and the accumulated depreciation related to these leased properties was $18,756 and $17,697, respectively. Terms of such leases, including renewal options, may be extended for up to fifty-six years, many of which provide for periodic adjustment of rent payments based on changes in consumer or other price indices. The Company recognizes lease income on a straight-line basis over the lease term. Lease income in third quarter and nine months 2024 and 2023 was $1,843 and $1,341, respectively, and $5,268 and $3,784, respectively, and is classified in cash flows from operating activities.

A lease with the Company as lessor commenced in the third quarter of 2024 when the tenant took occupancy as previously planned under an existing agreement. The lease has an initial term of 15 years and allows for the tenant to extend for up to 10 years.  The deferred impact of initial direct costs and any deferred rent adjustments, as they are recorded, are included in long term Prepaid expense and other assets on the Consolidated Statements of Financial Position.

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

Net product sales were $223,891 in third quarter 2024 compared to $248,336 in third quarter 2023, a decrease of $24,445 or 9.8%. Nine months 2024 net product sales were $524,174 compared to $567,884 in nine months 2023, a decrease of $43,710 or 7.7%. Domestic (U.S.) net product sales in third quarter and nine months 2024 decreased 9.7% and 7.6%, respectively, compared to the corresponding periods in the prior year, and, foreign net product sales, including exports to foreign markets, decreased 11.2% and 8.4%, respectively, compared to the corresponding periods in the prior year. For the third quarter and nine months 2024, domestic sales represented 91.6% and 91.3%, respectively, of total consolidated net product sales. The Company faced a more challenging market in third quarter and nine months 2024 as customers and consumers became more resistant to higher price realization which was necessary to restore our margins. The Company expects this adverse sales trend to continue through the balance of 2024 and may continue into 2025. Third quarter and nine months 2024 sales were also adversely affected by the timing of certain sales between third and fourth quarters 2024 when compared to the prior year comparative quarterly periods.

Product cost of goods sold was $148,266 in third quarter 2024 compared to $164,163 in third quarter 2023, and nine months 2024 product cost of goods sold was $350,730 compared to $382,644 in nine months 2023. Product cost of goods sold includes $240 and $(89) of certain deferred compensation expenses (credits) in third quarter 2024 and 2023, respectively, and $727 and $397 of certain deferred compensation expenses in nine months 2024 and 2023, respectively. These deferred compensation expenses (credits) principally resulted from the changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Adjusting for the aforementioned, product cost of goods sold decreased from $164,252 in third quarter 2023 to $148,026 in third quarter 2024, a decrease of $16,226 or 9.9%; and decreased from $382,247 in nine months 2023 to $350,003 in nine months 2024, a decrease of $32,244 or 8.4%. As a percentage of net product sales, adjusted product cost of goods sold was 66.1% in both third quarter 2024 and 2023; and adjusted product cost of goods sold was 66.8% and 67.3% in nine months 2024 and 2023, respectively, a favorable decrease of 0.5 percentage points. Third quarter and nine months 2024 gross profit margins benefited from higher price realization, improvements in plant manufacturing operating efficiencies, and more favorable packaging material unit costs. Although we did achieve improvement in gross profit margin, higher overall ingredient costs, and increases in labor, employee benefits, and certain plant manufacturing costs offset some of these benefits in third quarter and nine months 2024.

In response to increases in input costs in recent years, many companies in the consumer products industry have increased selling prices. We have implemented price increases as well during this period with the objective of improving sales price realization in order to recover our margin declines. We made progress in restoring our margins in 2023 and have continued to do so in 2024. However, cocoa and chocolate costs have been moving significantly higher in the market during 2024, and we expect that these increases, as well as increased costs for many of our other ingredients, will have adverse effects on our input costs and margins for the remainder of 2024 and in 2025. The Company uses the Last-In-First-Out (LIFO) method of accounting for inventory and costs of goods sold which results in lower current income taxes during such periods of increasing costs and higher inflation, but this method does charge the most current costs to cost of goods sold and thereby accelerates the realization of these higher costs. Although the Company continues to monitor its input costs, we are mindful of the effects and limits when passing on the above-discussed higher input costs to our customers as well as the final consumers of our products.

Selling, marketing and administrative expenses were $41,825 in third quarter 2024 compared to $39,300 in third quarter 2023, and nine months 2024 selling, marketing and administrative expenses were $115,783 compared to $114,656 in nine months 2023. Selling, marketing and administrative expenses include $4,560 and $(1,596) of certain deferred compensation expenses (credits) in third quarter 2024 and 2023, respectively; and $13,855 and $7,196 of certain deferred compensation expenses in nine months 2024 and 2023, respectively. As discussed above, these expenses principally result from changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Adjusting for the aforementioned deferred compensation expenses, selling, marketing and administrative expenses decreased from $40,896 in third quarter 2023 to $37,265 in third quarter 2024, a decrease of $3,631 or 8.9%; and selling, marketing and administrative expenses decreased from $107,460 in nine months 2023 to $101,928 in nine months 2024 a decrease of $5,532 or 5.1%. As a percentage of net product sales, adjusted selling, marketing and administrative expenses increased from 16.5% in third quarter 2023 to 16.6% in third quarter 2024, an unfavorable increase of 0.1 percentage points as a percent of net product sales; and adjusted selling, marketing and administrative expenses increased from 18.9% in nine months 2023 to 19.4% in nine months 2024, an unfavorable increase of 0.5 percentage points as a percent of net sales. These higher expenses as a percentage of sales reflect the adverse effects of lower sales as certain expenses are generally fixed and do not change significantly with changes in sales.

Selling, marketing and administrative expenses include $15,442 and $17,997 for customer freight, delivery and warehousing expenses in third quarter 2024 and 2023, respectively, a decrease of $2,555 or 14.2%; and $42,897 and $49,662 in nine months 2024 and 2023, respectively, a decrease of $6,765 or 13.6%. These expenses were 6.9% and 7.2% of net product sales in third quarter 2024 and 2023, respectively; and were 8.2% and 8.7% of net product sales in nine months 2024 and 2023, respectively. Customer freight and delivery unit costs, including the cost per pound shipped, was more favorable in nine months 2024 compared to the corresponding period in 2023. Increased over-the-road truck availability in 2024 relative to tight freight markets over the past few years has resulted in a more competitive market and resulting lower costs.

As outlined in Note 1 to the consolidated financial statements, the Company records revenue from net product sales based on accounting guidance. Adjustments for estimated customer cash discounts upon payment, discounts for price adjustments, product returns, allowances, and certain advertising and promotional costs, including consumer coupons, are variable considerations and are recorded as a reduction of net product sales revenue in the same period the related net product sales are recorded. These estimates are calculated using historical averages adjusted for any expected changes due to current business conditions and experience. The Company identified changes in business conditions that changed Management’s estimated current and future liabilities resulting in a $3,725 and $5,965 reduction in accrued liabilities and an increase in net product sales in third quarter and nine months 2024, respectively.

Earnings from operations were $35,244 in third quarter 2024 compared to $45,900 in third quarter 2023; and were $61,789 in nine months 2024 compared to $73,449 in nine months 2023. Earnings from operations include $4,800 and $(1,685) of certain deferred compensation expenses (credits) in third quarter 2024 and 2023, respectively; and include $14,582 and $7,593 of certain deferred compensation expenses in nine months 2024 and 2023, respectively, which is discussed above. Adjusting for these deferred compensation costs and expenses (credits), adjusted earnings from operations were $40,044 and $44,215 in third quarter 2024 and 2023, respectively, a decrease of $4,171 or 9.4%; and adjusted operating earnings were $76,371 and $81,042 in nine months 2024 and 2023, respectively, a decrease of $4,671 or 5.8%. As a percentage of net product sales, these adjusted operating earnings were 17.9% and 17.8% in third quarter 2024 and 2023, respectively, a favorable increase of 0.1 percentage points; and as a percentage of net product sales, these adjusted operating earnings were 14.6% and 14.3% in nine months 2024 and 2023, respectively, a favorable increase of 0.3 percentage points. Higher price realization, as well as a decrease in certain costs and expenses as discussed above, mitigated some of the adverse effects of lower sales volumes relating to third quarter and nine months 2024 adjusted operating earnings.

Other income (loss), net was $7,188 in third quarter 2024 compared to $(718) in third quarter 2023; and $21,120 in nine months 2024 compared to $8,866 in nine months 2023. Other income, net for third quarter 2024 and 2023 includes net gains (loss) and investment income of $4,800 and $(1,685), respectively, on trading securities which provide an economic hedge of the Company’s deferred compensation liabilities on trading securities; and other income, net for nine months 2024 and 2023 includes net gains and investment income of $14,582 and $7,593, respectively, on trading securities which provide an economic hedge of the Company’s deferred compensation liabilities on trading securities. The investment gains on trading securities in third quarter and nine months 2024 and 2023 reflect the overall changes in the equity markets during these periods. These changes in market values were substantially offset by a like amount of deferred compensation expense included in product cost of goods sold and selling, marketing, and administrative expenses in the respective periods as discussed above.

Management believes the comparisons presented in the preceding paragraphs, after adjusting for changes in deferred compensation, are useful to our investors and other users of our financial information in assessing the operations of the Company.

Other income (loss), net for third quarter 2024 and 2023 includes investment income on available for sale securities of $2,367and $1,227 in 2024 and 2023, respectively; and other income, net for nine months 2024 and 2023 includes investment income on available for sale securities of $6,344 and $3,534 in 2024 and 2023, respectively. The aforementioned increases in 2024 investment income on available for sale securities reflects the higher interest rate environment in 2024 as well as a higher average balance in the investment portfolio of available for sale securities in third quarter and nine months 2024 compared to the corresponding periods in the prior year. Other income (loss), net also includes pre-tax gains (loss) on foreign exchange of $6 and $(130) in third quarter 2024 and 2023, respectively; and $126 and $(2,189) in nine months 2024 and 2023, respectively, which contributed to improved net earnings in third quarter and nine months 2024 when compared to third quarter and nine months 2023. In addition, higher leasing revenue from the leasing of certain real estate to third parties contributed to higher net earnings in third quarter and nine months 2024.

The consolidated effective tax rates were 22.6% and 23.9% in third quarter 2024 and 2023, respectively; and 22.4% and 24.1% in nine months 2024 and 2023, respectively. The lower effective income tax rate in third quarter and nine months 2024 reflects a reduction in state income taxes and increases in federal income tax credits, which contributed to higher net earnings in third quarter and nine months 2024 compared to the corresponding periods in the prior year.

Net earnings attributable to Tootsie Roll Industries, Inc. were $32,844 (after $11 net loss attributed to non-controlling interests) in third quarter 2024 compared to $34,382 (after $5 net loss attributed to non-controlling interests) in third quarter 2023, and earnings per share were $0.46 and $0.48 in third quarter 2024 and 2023, respectively, a decrease of $0.02 per share, or 4.2%. Nine months 2024 net earnings attributable to Tootsie Roll Industries, Inc. were $64,318 (after $16 net loss attributed to non-controlling interests) compared to nine months 2023 net earnings of $62,509 (after $18 net loss attributed to non-controlling interests), and net earnings per share were $0.90 and $0.87 in nine months 2024 and nine months 2023, respectively, an increase of $0.03 per share or 3.4%. Earnings per share attributable to Tootsie Roll Industries, Inc. for third quarter and nine months 2024 benefited from the reduction in average shares outstanding resulting from purchases in the open market by the Company of its common stock during the preceding twelve months. Average shares outstanding decreased from 71,696 at third quarter 2023 to 71,379 at third quarter 2024, and from 72,049 in nine months 2023 to 71,402 in nine months 2024.

Goodwill and intangibles, principally trademarks, are assessed annually as of December 31 or whenever events or circumstances indicate that the carrying values may not be recoverable from future cash flows. The Company has not identified any triggering events, as defined, or other adverse information that would indicate a material impairment of its goodwill or intangibles in nine months 2024. Although Company management has not identified any trigging events at this time relating to its intangibles, factors outlined in the Company’s risk factors discussed on Form 10-K for the year ended December 31, 2023, could change this assessment in the future.

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

The Company’s pension expense for this Plan for nine months 2024 and 2023 was $2,579 and $2,785, respectively. The aforementioned expense includes surcharges of $909 and $982 for nine months 2024 and 2023, respectively, as required under the amended plan of rehabilitation. The decrease in the nine months 2024 expense compared to nine months 2023 reflects the effects of lower sales volumes in nine months 2024, and corresponding reductions in lower production and labor hours worked. The Company’s twelve months pension expense for this Plan for 2023 and 2022 was $3,516 and $3,510, respectively, which includes surcharges of $1,239 and $1,237, respectively.

In June 2024, the PBGC announced that it had approved the Plan’s application for Special Financial Assistance under the American Rescue Plan Act of 2021. Company management understands that this legislation would provide financial assistance from the PBGC to shore up financially distressed multi-employer plans to ensure that they can remain solvent and continue to pay benefits to retirees through 2051 without any reduction in retiree benefits.  The Plan advised the Company that it was granted approximately $3.4 billion in Special Financial Assistance funds and received those funds in July 2024. The Company’s actuary believes that it still remains unclear if the Plan can remain solvent through the targeted date of 2051 although as a requirement of the American Rescue Plan Act of 2021, the Plan must remain in “critical status” through 2051 regardless of solvency. The regulations under the aforementioned PBGC financial assistance could result in a higher withdrawal liability even with PBGC financial assistance since those regulations require use of settlement interest rates, as defined, and a phase-in of the Special Financial Assistance in determining the Company’s withdrawal liability. While it is uncertain how the requirements imposed by the Special

Financial Assistance will impact the Company’s withdrawal liability in the future, the Company’s actuary believes any withdrawal will continue to be limited to the twenty annual payments previously discussed and that those payments will not be affected by Special Financial Assistance regulation.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows provided by operating activities were $70,102 and $39,606 in nine months 2024 and 2023, respectively, a favorable increase of $30,496. The $30,496 increase in cash flows from operating activities from 2024 to 2023 principally reflects benefits from changes in working capital, primarily more favorable changes in inventories and the timing of pre-payments during nine months 2024 compared to nine months 2023. The favorable changes in inventories reflect changes in the Company’s production plan in 2024, as well as the effects of lower sales demand for the rest of 2024, which trend is generally in line with the nine months 2024 sales results when compared to nine months 2023.

Net cash (used in) provided by investing activities was $(32,176) in nine months 2024 compared to $233 in nine months 2023. Cash flows used in investing activities reflect $82,391 and $65,616 of purchases of available for sale securities during nine months 2024 and 2023, respectively, and $65,578 and $86,259 of sales and maturities of available for sale securities during nine months 2024 and 2023, respectively. Nine months 2024 and 2023 investing activities include capital expenditures of $13,911 and $19,458, respectively. The Company is evaluating a plant expansion, including both the addition and replacement of certain processing and packaging lines, to better meet its higher level of projected demand for certain products on a timelier and more cost effective basis. The Company believes that this plant expansion would take place over the next five years, but most of the actual expenditures would likely occur during the next three years. Company management believes that the total cost of this expansion, including new machinery, equipment and food processing infrastructure, will approximate $70,000 to $80,000. All capital expenditures have been and are expected to be funded from the Company’s cash flow from operations and internal sources including available for sale securities.

The Company’s consolidated financial statements include bank borrowings of $1,078 and $1,018 at September 30, 2024 and 2023, respectively, all of which relate to its Spanish subsidiary. The Company had no other outstanding bank borrowings at September 30, 2024.

Financing activities include Company common stock purchases and retirements of $2,196 and $27,550 in nine months 2024 and 2023, respectively. Cash dividends of $19,062 and $18,825 were paid in nine months 2024 and 2023, respectively.

The Company’s current ratio (current assets divided by current liabilities) was 3.6 to 1 at September 30, 2024 compared to 3.6 to 1 at December 31, 2023 and 3.2 to 1 at September 30, 2023. Net working capital was $247,685 at September 30, 2024 compared to $245,763 and $230,426 at December 31, 2023 and September 30, 2023, respectively. Included in net working capital is cash and cash equivalents and short-term investments totaling $163,211 at September 30, 2024 compared to $171,422 and $135,400 at December 31, 2023 and September 30, 2023, respectively. In addition, long term investments, principally debt securities comprising corporate bonds, were $318,344 at September 30, 2024, as compared to $255,606 and $243,205 at December 31, 2023 and September 30, 2023, respectively. Aggregate cash and cash equivalents and short and long-term investments were $481,555, $427,028, and $378,605, at September 30, 2024, December 31, 2023 and September 30, 2023, respectively, including $103,875,

$87,800, and $79,754 at September 30, 2024, December 31, 2023 and September 30, 2023, respectively, relating to trading securities which are used as an economic hedge for the Company’s deferred compensation liabilities.

Investments in available for sale securities, primarily high quality corporate bonds that matured during nine months 2024 and 2023, were generally used in working capital or were replaced with debt securities of similar maturities. The net unrealized loss on available for sale investments was approximately $4,300 and $6,600 at September 30, 2024 and 2023, respectively, which principally reflects the increase in market interest rates since such securities were purchased. The Company expects to hold most of these securities to maturity and therefore does not expect to ultimately realize a substantial portion of the aforementioned unrealized losses (see also Item 3 below, QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK).

The Company periodically contributes to a VEBA trust, managed and controlled by the Company, to fund the estimated future costs of certain employee health, welfare and other benefits. The Company added $20,000 in additional funding to the VEBA trust in 2023. No contribution was made during nine months 2024. The Company expects to use these VEBA funds to pay the actual cost of such benefits through part or all of 2027. The VEBA trust held $16,345, $19,126 and $21,965 of aggregate cash and cash equivalents at September 30, 2024, December 31, 2023 and September 30, 2023, respectively. This asset value is included in prepaid expenses and long-term other assets in the Company’s Consolidated Statement of Financial Position. These assets are categorized as Level 2 within the fair value hierarchy.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various market risks, including fluctuations in and sufficient availability of sugar, corn syrup, edible oils, including palm oils, cocoa, chocolate, dextrose, milk and whey, gum-base input ingredients, packaging, and fuel costs principally relating to freight and delivery fuel surcharges. The Company generally enters into annual supply contracts and hedges certain commodities (primarily sugar) to control and plan for such cost changes. The Company has experienced significant increases in its ingredient and packaging costs in 2022 and 2023, and more recently, the cocoa and chocolate markets have moved to unprecedented highs. The Company has entered into longer-range supply contracts for its cocoa and chocolate needs in 2024 and much of 2025 in order to help ensure supply and reduce the risk of further increases in these ingredients. However, these extended cocoa and chocolate supply contracts are at significantly higher costs than in recent years. The cocoa market is experiencing unprecedented volatility and highs, and remains a risk for the intermediate term and possibly for a longer term.

The Company is exposed to exchange rate fluctuations in the Canadian dollar which is the currency used for a portion of the raw material and packaging material costs and all labor, benefits and local plant operating costs at its Canadian plants. The Company is exposed to exchange rate fluctuations in Mexico, Canada, and Spain where its subsidiaries sell products in their local currencies. The Company invests principally in corporate bonds (available for sale securities) with an average maturity of three to five years, to manage its interest rate risk. While the Company generally holds these investments to maturity, the Company would sell prior to maturity if it was considered beneficial to do so for tax-planning strategies, credit quality or if the Company required the funds to finance a significant reinvestment in the Company, including an acquisition.

The Company believes that the above discussed policies and programs limit the Company’s exposure to significant interest rate fluctuations. Other than the cocoa and chocolate market as discussed above, there have been no material changes in the Company’s market risks that would significantly affect the disclosures made in the Form 10-K for the year ended December 31, 2023.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of Management, the Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2024 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to Management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASE OF EQUITY SECURITIES

The following table summarizes the Company’s purchases of its common stock during the quarter ended September 30, 2024:

(d) Approximate Dollar
	(a) Total		(c) Total Number of Shares	Value of Shares that
	Number of	(b) Average	Purchased as Part of	May Yet Be Purchased
	Shares	Price Paid per	Publicly Announced Plans	Under the Plans
Period	Purchased	Share	Or Programs	or Programs

Jul 1 to Jul 31	—	$—	Not Applicable	Not Applicable

Aug 1 to Aug 31	76,977	28.50	Not Applicable	Not Applicable

Sep 1 to Sep 30	—	—	Not Applicable	Not Applicable

Total	76,977	$28.50	Not Applicable	Not Applicable

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

TOOTSIE ROLL INDUSTRIES, INC.

Date:	November 8, 2024	BY:	/S/ ELLEN R. GORDON

Ellen R. Gordon
Chairman and Chief
Executive Officer

Date:	November 8, 2024	BY:	/S/ G. HOWARD EMBER, JR.

G. Howard Ember, Jr.
Vice President Finance and
Chief Financial Officer