Form 10-K
period 2024-12-31
TOOTSIE ROLL INDUSTRIES INC
filed 2025-02-28
CIK 98677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024 the aggregate market value of the Common Stock (based upon the closing price of the stock on the New York Stock Exchange on such date) held by non-affiliates was approximately $509,344,000. Class B Common Stock is not traded on any exchange, is restricted as to transfer or other disposition, but is convertible into Common Stock on a share-for-share basis. Upon such conversion, the resulting shares of Common Stock are freely transferable and publicly traded. Assuming all 30,309,118 shares of outstanding Class B Common Stock were converted into Common Stock, the aggregate market value of Common Stock held by non-affiliates on June 30, 2024 (based upon the closing price of the stock on the New York Stock Exchange on such date) would have been approximately $651,460,000. Determination of stock ownership by non-affiliates was made solely for the purpose of this requirement, and the Registrant is not bound by these determinations for any other purpose.

As of February 9, 2025, there were outstanding 40,011,930 shares of Common Stock par value $0.694 per share, and 29,431,638 shares of Class B Common Stock par value $0.694 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Definitive Proxy Statement for the Company’s Annual Meeting of Shareholders (the “Proxy Statement”) scheduled to be held on May 5, 2025 are incorporated by reference in Part III of this report.

Forward-Looking Information

From time to time, in the Company’s statements and written reports, including this report, the Company discusses its expectations regarding future performance by making certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “expect,” “intend,” “estimate,” “project,” and other words of similar meaning in connection with a discussion of future operating or financial performance and are subject to certain factors, risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements. These forward-looking statements are based on currently available competitive, financial and economic data, and management’s views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and actual results may differ materially from those expressed or implied herein. Consequently, the Company wishes to caution readers not to place undue reliance on any forward-looking statements. Factors, among others, which could cause the Company’s future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein include economic conditions, political developments, currency exchange rates, interest and inflation rates, accounting standards, taxes, and laws and regulations affecting the Company in markets where it competes and those factors described in Item 1A “Risk Factors” and elsewhere in this Form 10-K and in other Company filings with the Securities and Exchange Commission. The Company does not undertake to update any of these forward-looking statements.

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

The Company’s products are marketed in a variety of packages designed to be suitable for display and sale in different types of retail outlets. They are sold through food and grocery brokers or directly by the Company to customers throughout the United States, Canada and Mexico. These customers include wholesale distributors of candy, food and groceries, supermarkets, variety stores, dollar stores, chain grocers, drug chains, discount chains, cooperative grocery associations, mass merchandisers, warehouse and membership club stores, vending machine operators, e-commerce merchants, the U.S. military and fund-raising charitable organizations.

The Company’s principal markets are in the United States, Canada and Mexico. The majority of production from the Company’s Canadian plants is sold in the United States. The majority of production from the Company’s Mexican plant is sold in Mexico.

The domestic confectionery business is highly competitive. The Company competes primarily with other manufacturers of confectionery products sold to the above mentioned customers. Although accurate statistics are not available, the Company believes it is among the ten largest domestic manufacturers in this industry. In the markets in which the Company competes, the main forms of competition comprise brand recognition, as well as competition for retail shelf space and a fair price for the Company’s products at various retail price points.

The Company’s backlog of orders as of December 31, 2024 was approximately $10 million and is generally consistent with the prior year.

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

The Company employs approximately 2,300 full-time persons at all locations. Our business has seasonality which results in bringing on some additional employees to meet seasonal production demands principally in advance of the Halloween selling season. The Company experiences a relatively consistent sales level throughout the year except for an increase in the third quarter which reflects pre-Halloween and back-to-school sales. In anticipation of this seasonal sales period, the Company generally begins building inventories, and its seasonal workforce, in the second and third quarter of each year. Although Halloween is the most significant season in sales and related production, other seasons, including Christmas, Valentines, and Easter also have some impact on workforce levels. The Company’s union labor agreement at its Chicago plant was negotiated and executed in 2023 and expires in September 2027. The Company concluded negotiations with its labor union at its Canadian plant in first quarter 2024 and is now operating under a contract with the labor union in Canada that expires in January 2029.

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

Our net product sales from Wal-Mart Stores, Inc. (“Wal-Mart”) aggregated approximately 23.2%, 22.2%, and 23.0% of net product sales during the years ended December 31, 2024, 2023 and 2022, respectively. Our net sales from Dollar Tree, Inc. (“Dollar Tree”, which includes net sales from Family Dollar which is owned by Dollar Tree)

aggregated approximately 12.6%, 14.2%, and 12.4% of net product sales during the years ended December 31, 2024, 2023 and 2022, respectively. Some of the aforementioned sales to Wal-Mart and Dollar Tree were sold to McLane Company (“McLane”), a large national grocery wholesaler, which services and delivers certain of the Company’s products to Wal-Mart, Dollar Tree and other retailers in the U.S.A. Net product sales revenues from McLane, which includes these Wal-Mart and Dollar Tree sales as well as sales and deliveries to other Company customers, were 20.7% in 2024 and 20.1% in 2023 and 20.4% in 2022. At December 31, 2024 and 2023, the Company’s three largest customers discussed above accounted for approximately 41.9% and 39.6% of total accounts receivable, respectively. Although no customer, other than McLane, Wal-Mart and Dollar Tree, accounted for more than 10% of net product sales, the loss of one or more significant customers could have a material adverse effect on the Company’s business.

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

●	Risk of pricing actions - Inherent risks in the marketplace, including uncertainties about trade and consumer acceptance of pricing actions, including related trade discounts or product weight changes (indirect price increases), could make it more difficult for the Company to maintain its sales and operating margins. Higher costs for ingredients and materials, and other input costs may be difficult to pass onto customers and consumers of Company products through price increases, and therefore may adversely affect the Company’s profit margins.

●	Risk related to seasonality of sales - The Company’s sales are highest during the Halloween season, although Christmas, Easter and Valentine’s Day are also key seasons for the Company. Circumstances surrounding Halloween could significantly affect the Company’s sales, such as, widespread adverse weather or other widespread events that affect consumer behavior, related media coverage at that time of year, or general changes in consumer interest in Halloween.

●	Risk of changes in consumer preferences and tastes - Failure to adequately anticipate and react to changing demographics, consumer trends, consumer health concerns and product preferences, including product ingredients and packaging materials, could have an adverse impact on the Company’s results of operations and financial condition.

●	Risk of economic conditions on consumer purchases - The Company’s sales are impacted by consumer spending levels and impulse purchases which are affected by general macroeconomic conditions, consumer confidence, employment levels, disposable income, inflation, availability of consumer credit and interest rates on that credit, consumer debt levels, energy costs and other factors. Volatility in food and energy costs, rising unemployment and/or underemployment, declines in personal spending, recessionary economic conditions or other adverse market conditions, could adversely impact the Company’s revenues, profitability and financial condition.

●	Risks related to environmental matters - The Company’s operations are not particularly impactful on the environment, but increased government environmental regulation or legislation could adversely impact the Company’s profitability.

●	Risk of new governmental laws and regulations - Governmental laws and regulations, including those that affect food advertising and marketing to children, use of certain ingredients in products, new labeling requirements, income and other taxes, tariffs on U.S. imports and retaliatory tariffs in response, including the effects of changes to international trade agreements, new taxes targeted toward confectionery products and the environment, both in and outside the U.S.A., are subject to change over time, which could adversely impact the Company’s results of operations and ability to compete in domestic or foreign marketplaces.

●	Risk of labor stoppages - To the extent the Company experiences any significant labor stoppages and disputes, labor organizing efforts, strikes or possible labor shortages, could negatively affect overall operations including production or shipments of finished product to customers.

●	Risk of the cost of energy increasing and overall inflation - Higher energy costs as well as overall inflation would likely result in higher plant overhead, distribution, freight and delivery, and other operating costs. The Company may not be able to offset these cost increases or pass such cost increases onto customers in the form of price increases, which could have an adverse impact on the Company’s results of operations and financial condition. In addition, higher energy costs also adversely affect the cost of many resins which are used as a foundation material for many of our packaging materials.

●	Risk of a product recall - Issues related to the quality and safety of the Company’s products could result in a voluntary or involuntary large-scale product recall. Costs associated with a product recall and related litigation or fines, and marketing costs relating to the re-launch of such products or brands, could negatively affect operating results. In addition, negative publicity associated with this type of event, including a product recall relating to product contamination or product tampering, whether valid or not, could negatively impact future demand for the specific products subject to the recall as well as present reputational risk that could negatively impact the Company and demand more broadly for its brands.

●	Risk of operational interruptions relating to computer software or hardware failures, including cyber-attacks - The Company is reliant on computer systems to operate its business and supply chain. Software failure or corruption, including cyber-based attacks or network security breaches, or catastrophic hardware or software failures or other disasters could disrupt communications, supply chain planning and activities relating to sales demand forecasts, materials procurement, production and inventory planning, customer orders, shipments, and collections, and financial and accounting, all of which could negatively impact sales and profits.

●	Risk of releasing sensitive information - Although the Company does not believe that it maintains a large amount of sensitive data, a system breach, whether inadvertent or perpetrated by hackers, could result in identity theft, ransomware and/or a disruption in operations which could expose the Company to financial costs and adversely affect profitability.

●	Disruption to the Company’s supply chain could impair the Company’s ability to produce or deliver its finished products, resulting in a negative impact on operating results - Disruptions to the manufacturing operations or supply chain, some of which are discussed above, could result from, but are not limited to, unpredictable events such as natural disasters, pandemics, weather, fire or explosion, earthquakes, terrorism or other acts of violence. Adverse tariffs could effectively limit the quantities we may want to acquire or affect the cost of our supplies. Ingredients or packaging materials may not be available if circumstances occur under which our suppliers are unable to obtain certain raw materials or make timely deliveries. Our suppliers may experience logistical delays involving materials sourced from foreign locations, operational and/or financial instabilities may impact availability, or availability may be indirectly impacted as a result of availability of certain ingredients or packaging materials to our suppliers. Labor strikes or other labor activities, labor shortages to meet demand for Company products, including the staffing of seasonal labor needs might also disrupt our supply chain. Although precautions are taken to mitigate the impact of possible disruptions, if the Company is unable to effectively mitigate the likelihood or potential impact of such disruptive events, the Company’s results of operations and financial condition could be negatively impacted.

●	Risks associated with climate change and other environmental impacts and regulations, and increased focus and evolving views of our customers and consumers of our products could negatively affect our business and operations - Climate-related changes such as natural disasters, including weather patterns, with the potential for increased frequency and severity of significant weather events, natural hazards, rising mean temperature and sea levels, and long-term changes in precipitation patterns could increase variability in, or otherwise impact costs. Climate change or weather-related disruptions to agricultural crop yields and our supply chain can impact the availability and cost of materials needed for manufacturing and could increase commodity prices and our operating costs. Increased focus on climate change has led to legislative and regulatory efforts to combat both potential causes and adverse impacts of climate change, including regulation of greenhouse gas (GHG) emissions. New or increasing laws and regulations related to GHG emissions and other climate change related concerns may adversely affect us, our suppliers and our customers, and may require additional capital investments. Our global supply chain faces similar challenges as our products rely on agricultural ingredients some of which are sourced from a global supply chain. Climate change poses a significant and increasing risk to global food production systems and to the safety and resilience of the communities where we source certain of our ingredients. Additionally, any non-compliance with legislative and regulatory requirements could negatively impact our reputation and ability to do business. Customers, consumers, and government regulators have increasingly focused on the environmental or sustainability practices of companies. New legislation or an enforcement action in this area could harm our reputation and financial results.

Risk factors which we believe are principally specific to our Company (although some may apply to varying degrees to competitors in our industry)

●	Risks relating to participation in the multi-employer pension plan for certain Company union employees - As outlined in the Note 7 of the Company’s Notes to Consolidated Financial Statements and discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company participates in a multi-employer union pension plan (Plan) which is currently in “critical and declining status”, as defined by applicable law. A designation of “critical and declining status” implies that the Plan is expected to become insolvent within the next 20 years. Should the Company withdraw from the Plan, it would be subject to a significant withdrawal liability which is discussed in Note 7 of the Company’s Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company is currently unable to determine the ultimate outcome of this matter and therefore, is unable to determine the effects on its consolidated financial statements, but the ultimate outcome could be material to its consolidated results of operations in one or more future periods.

●	Risk of impairment of goodwill or indefinite-lived intangible assets - In accordance with authoritative guidance, goodwill and indefinite-lived intangible assets are not amortized but are subject to an impairment evaluation annually or more frequently upon the occurrence of a triggering event. Other long-lived assets are likewise tested for impairment upon the occurrence of a triggering event. Such evaluations are based on assumptions and variables including sales demands and growth, profit margins and discount rates. Adverse changes in any of these variables could affect the carrying value of these intangible assets and the Company’s reported profitability.

●	Risk of production interruptions - The majority of the Company’s products are manufactured in a single production facility on specialized equipment. In the event of a disaster, such as a fire or earthquake, at a specific plant location, or other disruption, including labor stoppages or shortages, it would be difficult to transfer production to other facilities or a new location in a timely manner, which could result in loss of market share for the affected products. In addition, from time to time, the Company upgrades or replaces this specialized equipment. In many cases these are integrated and complex installations. A failure or delay in implementing such an installation could impact the availability of one or more of the Company’s products which would have an adverse impact on sales and profits.

●	Risk related to investments in marketable securities - The Company invests its surplus cash in a diversified portfolio of highly rated marketable securities, principally corporate bonds, with maturities generally of three to five years. Such investments could become impaired in the event of certain adverse economic and/or geopolitical events which, if severe, would adversely affect the Company’s financial condition.

●	Risk of further losses in Spain - The Company is exploring a variety of programs to increase sales and profitability of its Spanish subsidiary, which is experiencing losses. Nonetheless, if the Company’s efforts are not successful, additional losses and impairments may be reported in the future. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations.

●	Risk of dependence on large customers - The Company’s largest customers, McLane, Wal-Mart and Dollar Tree, accounted for approximately 37% of net product sales in 2024, and other large national chains are also material to the Company’s sales. The loss of any of these customers, or one or more other large customers, or a material decrease in purchases by one or more large customers, could result in decreased sales and adversely impact the Company’s results of operations and financial condition.

●	Risk related to acquisitions - From time to time, the Company has purchased other confectionery companies or brands. These acquisitions generally come at a high multiple of earnings and are justified based on various assumptions related to sales growth, and operating margins. Were the Company to make another acquisition and be unable to achieve the assumed sales and operating margins, it could have an adverse impact on future sales and profits. In addition, it could become necessary to record an impairment which would have a further adverse impact on reported profits.

●	Risk of “slack fill” or other product label litigation - The Company, as well as other confectionery and food companies, have experienced a number of plaintiff claims that certain products are sold in boxes that are not completely full, and therefore such “slack filled” products are misleading, and even deceptive, to the consumer. The Company has also experienced some litigation claims regarding product and ingredients labeling, and specific state laws that have effectively banned certain ingredients which have not been prohibited by the U.S. Food and Drug Administration. Although the Company believes that these claims and other product labeling claims are without merit and has generally been successful in litigation and court decrees, the Company could be exposed to significant legal fees to defend its position, and in the event that it is not successful, could be subject to fines and costs of settlement, including class action settlements.

●	Risk related to international operations - To the extent there are political leadership or legislative changes, social and/or political unrest, civil war, pandemics such as the Covid-19, terrorism, significant economic or social instability, or the imposition of retaliatory tariffs in the countries in which the Company operates, the results of the Company’s business in such countries could be adversely impacted. Currency exchange rate fluctuations between the U.S. dollar and foreign currencies could also have an adverse impact on the Company’s results of operations and financial condition. The Company’s principal markets are the U.S.A., Canada, and Mexico.

●	Risk of tariffs – The Company has manufacturing operations outside the US and imports a significant amount of product specifically from Canada. The imposition of tariffs on goods and services imported from Canada to the US may have a material impact on our input costs. Moreover, in combination with adverse consumer sentiment regarding price increases, the Company may not be able to pass these cost increases to customers in the form of higher price; as a result, the imposition of tariffs may have an adverse impact on our profitability.

●	Risk of union labor stoppages, slowdowns or strikes - Significant labor stoppages, strikes or possible labor shortages could negatively affect overall operations including production or shipments of finished product to customers which could have material effects on the Company’s sales and profits.

●	The Company is a controlled company due to the common stock holdings of the Gordon family - The Gordon family’s share ownership represents a majority of the combined voting power of all classes of the Company’s common stock as of December 31, 2024. As a result, the Gordon family has the power to elect the Company’s directors and approve actions requiring the approval of the shareholders of the Company.

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

The Company has not experienced any material cybersecurity incidents or a series of related unauthorized occurrences for the year ended December 31, 2024, and the Company is not currently aware of any cyber security attacks or breaches that are reasonably likely to materially affect the Company’s business, business strategy, operating results or financial condition.  However, as discussed under Item 1A “Risk Factors,” specifically the risks titled “Risk of operational interruptions relating to computer software or hardware failures, including cyber-attacks,” a cybersecurity incident could negatively impact sales and profits. The sophistication of cyber, ransomware and other security threats continues to increase, and the preventative actions we take to reduce the risk of these incidents and protect our systems and information may be insufficient. Accordingly, no matter how well controls are designed and implemented, we will not be able to anticipate all cybersecurity attacks, ransomware and other security breaches and we may not be able to implement effective preventive measures against such security breaches in a timely manner.

The Company’s cybersecurity risk program is supervised by members of our executive team. The program is led and managed by the Director of Information Technology, whose experience includes over ten years in information security leadership roles, with the assistance of third-party experts, including consultants and a computer security firm. The Audit Committee and the Board of Directors receive periodic reports on the Company’s actions to respond to the cyber security incidents and the overall cyber risk environment. In accordance with our Security Incident Response Plan (“SIRP”), the Audit Committee is to be promptly informed by management of cybersecurity incidents with the potential to have a material impact on the Company, its financial results, or its information systems.

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

ITEM 2.               Properties.

The Company owns its principal manufacturing, warehousing and distribution, and office facilities.  The Company’s largest operating facility in Chicago, Illinois also serves as the Corporate headquarters. The Company also owns domestic manufacturing, warehousing and distribution facilities in Tennessee (Covington), Massachusetts (Cambridge), and Wisconsin (Delavan) and international manufacturing facilities in Mexico (Mexico City), Spain (Barcelona) and two in Canada (Concord, Ontario).  In addition, the Company leases warehouse facilities near its Chicago, Covington, and Mexico City facilities as well as a smaller manufacturing facility at a second location in Chicago. The lease for this smaller manufacturing facility is renewable by the Company every five years through June 2041.

The Company owns substantially all of the production machinery and equipment located in its plants, warehouses and distribution centers. The Company also holds four commercial real estate properties for investment which were acquired with the proceeds from a sale of surplus real estate in 2005 as well as two warehouse facilities (in Concord, Ontario, Canada, and Hazelton, Pennsylvania) that are currently leased to third parties.

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

ITEM 4.               Mine Safety Disclosures.

None.

PART II

ITEM 5.               Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the New York Stock Exchange under the trading symbol, “TR”. The Company’s Class B common stock is subject to restrictions on transferability. The Class B common stock is convertible at the option of the holder into shares of common stock on a share-for-share basis. As of February 9, 2025 there were approximately 2,200 and 800 registered holders of record of common and Class B common stock, respectively. In addition, the Company estimates that as of February 9, 2025 there were 87,000 and 130 beneficial holders of common and Class B common stock, respectively.

The following table sets forth information about the shares of its common stock the Company purchased on the open market during the fiscal quarter ended December 31, 2024:

Issuer Purchases of Equity Securities

			Total Number of	Maximum Number (or
	Total	Average	Shares Purchased	Approximate Dollar Value)
	Number	Price	as Part of Publicly	of Shares that May Yet
	of Shares	Paid per	Announced Plans	be Purchased Under the
Period	Purchased	Share	or Programs	Plans or Programs

Oct 1 to Oct 31	217,418	$30.02	Not Applicable	Not Applicable
Nov 1 to Nov 30	70,952	30.09	Not Applicable	Not Applicable
Dec 1 to Dec 31	82,867	32.10	Not Applicable	Not Applicable
Total	371,237	$30.50

All of the above share purchases were made in the open market. The Company does not have a formal dividend policy, but has historically issued quarterly dividends and in 2024 issued quarterly dividends of $0.09 per share.  The Company has also historically distributed an annual 3% stock dividend.  While the Company plans to continue to issue quarterly cash dividends and the annual stock dividend there can be no assurance that it will continue to do so in the future.

Performance Graph

The following performance graph compares the cumulative total shareholder return on the Company’s common stock for a five-year period (December 31, 2019 to December 31, 2024) with the cumulative total return of Standard & Poor’s 500 Stock Index (“S&P 500”) and the Dow Jones Industry Food Index (“Peer Group,” which includes the Company), assuming (i) $100 invested on December 31 of the first year of the chart in each of the Company’s common stock, S&P 500 and the Dow Jones Industry Food Index and (ii) the reinvestment of cash and stock dividends.

ITEM 6.               [RESERVED]

ITEM 7.               Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Thousands of dollars except per share, percentage and ratio figures)

The following discussion should be read in conjunction with the other sections of this report, including the consolidated financial statements and related notes contained in Item 8 of this Form 10-K. This section of this Form 10-K generally discusses the twelve months ended December 31, 2024 as compared to the same period of 2023.  Discussions comparing the results of the twelve months ended December 31, 2023 as compared to same period of 2022 can be found in

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Form 10-K for the year ended December 31, 2023.

FINANCIAL REVIEW

This financial review discusses the Company’s financial condition, results of operations, liquidity and capital resources, significant accounting policies and estimates, new accounting pronouncements, market risks and other matters. It should be read in conjunction with the Consolidated Financial Statements and related Notes that follow this discussion.

FINANCIAL CONDITION

The Company’s overall financial position remains strong given that aggregate cash, cash equivalents and investments is $526,968 at December 31, 2024, including $105,067 in trading securities discussed below. Cash flows from 2024 operating activities totaled $138,889 compared to $94,611 in 2023, and are discussed in the section entitled Liquidity and Capital Resources. During 2024, the Company paid cash dividends of $25,515, purchased and retired $13,534 of its outstanding shares, and made capital expenditures of $17,997, all of which was financed from internal sources.

The Company’s net working capital was $246,319 at December 31, 2024 compared to $245,763 at December 31, 2023. As of December 31, 2024, the Company’s total cash, cash equivalents and investments, including all long-term investments, was $526,968 compared to $427,028 at December 31, 2023, an increase of $99,940. See Liquidity And Capital Resources section below for discussion. The aforementioned includes $105,067 and $87,800 of investments in trading securities as of December 31, 2024 and 2023, respectively. The Company invests in trading securities to provide an economic hedge for its deferred compensation liabilities, as further discussed herein and in Note 7 of the Company’s Notes to Consolidated Financial Statements.

Shareholders’ equity increased from $823,422 at December 31, 2023 to $870,743 as of December 31, 2024, which principally reflects 2024 net earnings of $86,827, less cash dividends of $25,515 and share repurchases of $13,534.

The Company has a relatively straight-forward financial structure and has historically maintained a conservative financial position. The Company has no special financing arrangements or “off-balance sheet” special purpose entities. Cash flows from operations plus maturities of short-term investments are expected to be adequate to meet the Company’s overall financing needs, including capital expenditures, in 2025. Periodically, the Company considers possible acquisitions, and if the Company were to pursue and complete such an acquisition, that could result in bank borrowings or other financing.

RESULTS OF OPERATIONS

2024 vs. 2023

The consolidated net product sales for the twelve months of 2024 were $715,530 compared to the twelve months 2023 of $763,252, a decrease of $47,722 or 6.3%. Fourth quarter 2024 net product sales were $191,356 compared to $195,368 in fourth quarter 2023, a decrease of $4,012, or 2.1%. The sales decline in fourth quarter and twelve months 2024 was driven primarily by lower sales volumes. The Company faced a more challenging market in 2024 as customers and consumers became more resistant to higher prices for our products. which were implemented to help restore our margins.

Product cost of goods sold were $468,056 in 2024 compared to $510,737 in 2023, a decrease of $42,681 or 8.4%. Product cost of goods sold includes $803 and $814 in certain deferred compensation expenses in 2024 and 2023, respectively. These deferred compensation expenses principally result from changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Adjusting for the aforementioned, product cost of goods sold decreased from $509,923 in 2023 to $467,253 in 2024, a decrease of $42,670 or 8.4%. As a percent of net product sales, these adjusted costs decreased from 66.8% in 2023 to 65.3% in 2024, a 1.5 favorable percentage point change. Certain cost and expense reductions, as well as higher price realizations helped benefit 2024 cost of goods sold and gross profit margins.

We have experienced significant increases in input costs, primarily ingredients, packaging materials, labor, and manufacturing maintenance and supply costs from 2021 through 2024. Fourth quarter and twelve months 2024 gross profit margins benefited from improvements in plant manufacturing operating efficiencies. However, lower sales volumes adversely affected our results in fourth quarter and twelve months 2024 because a significant portion of our plant overhead costs, and certain other costs and operating expenses, do not decrease with lower sales. The Company uses the Last-In-First-Out (LIFO) method of accounting for inventory and costs of goods sold which results in lower current income taxes during such periods of increasing costs and higher inflation, but this method does charge the most current costs to cost of goods sold and usually accelerates the realization of these higher costs. During fourth quarter 2024, the Company reduced inventories which resulted in a LIFO liquidation. The liquidated inventory was carried at lower costs prevailing in prior years as compared with current costs in 2024, and therefore benefited fourth quarter and twelve months 2024 operating earnings and pre-tax earnings.

In response to increases in input costs in recent years, many companies in the consumer products industry have increased selling prices. We have implemented price increases as well during this period with the objective of improving sales price realization in order to recover our margin declines. Although we made progress in restoring our margins in 2024, cocoa and chocolate costs have moved significantly higher in the markets this year, and we expect to experience even higher cocoa and chocolate costs in 2025 as many of our older supply contracts expire and new contracts at higher costs become effective. Although the Company continues to monitor its input costs, we are mindful of the effects and limits when passing on the above-discussed higher input costs to our customers as well as the final consumers of our products.

Selling, marketing and administrative expenses were $152,675 in 2024 compared to $155,012 in 2023, a decrease of $2,337 or 1.5%. Selling, marketing and administrative expenses include $15,521 and $14,675 in certain deferred compensation expenses in 2024 and 2023, respectively. These deferred compensation expenses principally result from changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Adjusting for the aforementioned, selling, marketing and administrative expenses decreased from $140,337 in 2023 to $137,154 in 2024, a decrease of $3,183 or 2.3%. As a percent of net product sales, these adjusted expenses increased from 18.4% of net product sales in 2023 to 19.2% of net product sales in 2024, a 0.8 unfavorable percentage point change. The increase in these expenses, as a percentage of net product sales was attributable to lower sales volume in 2024 compared to 2023, primarily due to the impact of employee compensation, that is largely fixed in nature.

As outlined in Note 1 to the consolidated financial statements, the Company records revenue from net product sales based on accounting guidance. Adjustments for estimated customer cash discounts upon payment, discounts for price adjustments, product returns, allowances, and certain advertising and promotional costs, including consumer coupons, are variable considerations and are recorded as a reduction of net product sales revenue in the same period the related net product sales are recorded. These estimates are calculated using historical averages adjusted for any expected changes due to current business conditions and experience. The Company identified changes in business conditions that changed Management’s estimated current and future liabilities resulting in a $5,665 reduction in accrued liabilities and an increase in net product sales in twelve months 2024.

Selling, marketing and administrative expenses include freight, delivery and warehousing expenses. These expenses decreased from $65,465 in 2023 to $57,581 in 2024, a decrease of $7,884 or 12.0%. As a percent of net product sales, these adjusted expenses decreased from 8.6% in 2023 to 8.0% in 2024, a 0.6 favorable percentage point change, which generally reflects the benefits of lower freight surcharges and a more favorable freight market.

The Company has foreign operating businesses in Mexico, Canada and Spain, and exports products to many foreign markets. The Company’s Spanish subsidiary (97% owned by the Company) incurred an operating loss of $611 in 2024 compared to its $828 loss in 2023. Company management expects the competitive and business challenges in Spain to continue. Management believes that operating losses at its Spanish subsidiary are expected to continue beyond 2025 and that these future losses, as well as some capital expenditures, will likely require additional cash financing.

The Company believes that the carrying values of its goodwill and trademarks have indefinite lives as they are expected to generate cash flows indefinitely. In accordance with current accounting guidance, these indefinite-lived intangible assets are assessed at least annually for impairment as of December 31 or whenever events or circumstances indicate that the carrying values may not be recoverable from future cash flows. No impairments were recorded in 2024, 2023 or 2022. Current accounting guidance provides entities an option of performing a qualitative assessment (a "step-zero" test) before performing a quantitative analysis. If the entity determines, on the basis of certain qualitative factors, that it is more-likely-than-not that the intangibles (goodwill and certain trademarks) are not impaired, the entity would not need to proceed to the two step impairment testing process (quantitative analysis) as prescribed in the guidance. During fourth quarter 2024 (and fourth quarters 2023 and 2022), the Company performed a “step zero” test of its goodwill and certain trademarks, and concluded that there was no impairment based on this guidance. For the fair value assessment of certain trademarks where the “step-zero” analysis was not considered appropriate, impairment testing was performed in fourth quarter 2024 (and fourth quarters 2023 and 2022) using discounted cash flows and estimated royalty rates and concluded that the trademarks were not impaired. For these trademarks, holding all other assumptions constant, as of December 31, 2024, a 100 basis point increase in the discount rate would reduce the fair value of these trademarks by approximately 12% and a 100 basis point decrease in the royalty rate would increase the fair value of these trademarks by approximately 16%. Individually, a 100 basis point increase in the discount rate or a 100 basis point decrease in the royalty rate would not result in a potential impairment as of December 31, 2024.

Earnings from operations were $100,505 in 2024 compared to $101,828 in 2023, a decrease of $1,323. Earnings from operations include $16,324 and $15,489 in certain deferred compensation expense in 2024 and 2023, respectively, which are discussed above. Adjusting for these deferred compensation expenses, adjusted earnings from operations decreased from $117,317 in 2023 to $116,829 in 2024, a decrease of $488 or 0.4%. The above discussed decrease in net product sales was the principal driver of lower adjusted operating earnings in 2024 compared to 2023.

Management believes the comparisons presented in the preceding paragraphs, after adjusting for changes in deferred compensation, are more reflective of the underlying operations of the Company.

Other income, net was $26,366 in 2024 compared to $18,066 in 2023, an increase of $8,300. Other income, net principally reflects $16,324 and $15,489 of aggregate net gains and investment income on trading securities in 2024 and 2023, respectively. These trading securities provide an economic hedge of the Company’s deferred compensation liabilities; and the related net gains and investment income were offset by a like amount of expense in aggregate product cost of goods sold and selling, marketing, and administrative expenses in the respective years as discussed above. Other income, net includes investment income from available for sale securities of $9,598 and $5,211 in 2024 and 2023, respectively, which reflects both higher interest rates and related investment returns on the Company’s available for sale marketable securities, as well as an increase in the average balances in 2024 on such securities. Other income, net also includes foreign exchange gains (losses) of $511 and $(2,803) in 2024 and 2023, respectively.

On December 3, 2024, the Board of Directors (the “Board”) of the Company revoked its prior action dated December 28, 2018 that permitted management to take appropriate action to preserve the full income tax deductibility of certain amounts under its nonqualified deferred compensation plans in light of changes to Section 162(m) of Internal Revenue Code made by the Tax Cuts and Jobs Act of 2017 (“TCJA”).  The Board revoked its authorization after determining that it was no longer feasible, after considering the purpose of these plans, to secure tax deductions on all accrued deferred compensation by further deferring payment amounts, in large part, due to interpretations of TCJA later adopted by the IRS and the subsequent growth of plan account balances due to sustained equity market appreciation. Given this Board action and the resulting expectation that certain additional amounts of deferred compensation will not be tax deductible in future years, the Company concluded that it will be required under generally accepted accounting principles in the United States of America to write off the related deferred tax assets. The adjustment to the deferred tax assets resulted in a non-cash tax charge of $11,010 in fourth quarter 2024. The Company does not anticipate that this write off will result in future cash expenditures other than the Company’s inability to deduct certain deferred compensation payments against future taxable income.

The Company’s effective income tax rates were 48.8% and 21.8% in fourth quarter 2024 and 2023, respectively, and 31.6% and 23.4% in twelve months 2024 and 2023, respectively. Excluding the effects of the write-off of deferred tax assets as discussed above, the Company’s effective income tax rates were 23.8% and 21.8% in fourth quarter 2024 and 2023, respectively, and 22.9% and 23.4% in twelve months 2024 and 2023, respectively. A reconciliation of the differences between the U.S. statutory rate and these effective tax rates is provided in Note 4 of the Company’s Notes to Consolidated Financial Statements.

The Company has provided a full valuation allowance on its Spanish subsidiaries’ tax loss carry-forward benefits of $4,681 and $4,836 as of December 31, 2024 and 2023, respectively, because the Company has concluded that it is not more-likely-than-not that these losses will be utilized before their expiration dates. The Spanish subsidiary has a history of net operating losses and it is not known when and if they will generate taxable income in the future.

U.S. tax reform (the TCJA) changed the United States approach to the taxation of foreign earnings to a territorial system by providing a one hundred percent dividends received deduction for certain qualified dividends received from foreign subsidiaries. These provisions of U.S. tax reform significantly impact the accounting for the undistributed earnings of foreign subsidiaries. After carefully considering these facts, the Company determined that it asserts the permanent reinvestment of all of its foreign subsidiaries’ earnings as of December 31, 2024.

Net earnings attributable to Tootsie Roll Industries, Inc. were $86,827 in twelve months 2024 compared to $91,912 in 2023, and net earnings per share were $1.22 and $1.28 in 2024 and 2023, respectively, a decrease of $0.06 per share or 4.7%. Fourth quarter 2024 and 2023 net earnings attributable to Tootsie Roll Industries, Inc. were $22,509 and $29,403, respectively, and net earnings per share were $0.32 and $0.41, respectively, a decrease of $0.09 per share or 22.0%. Adjusting for the above-discussed write-off of deferred tax assets relating to deferred compensation, net earnings in fourth quarter 2024 would have been $33,519 compared to $29,403 in fourth quarter 2023, an increase of $4,116 or 14%, and net earnings in twelve months 2024 would have been $97,837 compared to $91,912 in 2023, an increase of $5,925 or 6%.  Earnings per share in both fourth quarter and twelve months 2024 benefited by the reduction in average shares outstanding resulting from purchases of the Company’s common stock in the open market by the Company. Average shares outstanding decreased from 71,903 in 2023 to 71,320 in 2024 which reflects share repurchases of $13,534 during 2024.

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

The Company has been advised that its withdrawal liability would have been $97,500, $102,200 and $96,000 if it had withdrawn from the Plan during 2024, 2023 and 2022 respectively (most recent information provided by the Plan). The most recent decrease in the withdrawal liability as advised by the Plan was primarily driven by an increase in the PBGC interest rates used to value a portion of the present value of vested benefits (the Plan uses a blended interest rate assumption). As discussed below, the Plan was granted $3.4 billion in Special Financial Assistance in July 2024. The withdrawal liability, since it is calculated as of the end of 2023 as if the Company were to have withdrawn in 2024, does not include any of the $3.4 billion of assets received.  After receiving the Special Financial Assistance, the Plan will be required to use PBGC interest rates to value all, instead of a portion, of the present value of vested benefits to provide an estimate of the Company’s withdrawal liability.   In addition, for withdrawal liability purposes, PBGC regulations require the Special Financial Assistance to be phased-in over a period of time instead of fully recognized immediately.

Based on the Company’s most recent actuarial estimates using the information provided by the Plan with respect to its 2024 withdrawal liability (based on most recent information provided to the Company) and certain provisions in ERISA and laws relating to withdrawal liability payments, management believes that the Company’s liability had the Company withdrawn in 2024 would likely be limited to twenty annual payments of $2,664 which have a present value in the range of $31,262 to $37,654 depending on the interest rate used to discount these payments. While the Company’s actuarial consultant did not believe that the Plan will suffer a future mass withdrawal (as defined) of participating employers, in the event of a mass withdrawal, the Company’s annual withdrawal payments would theoretically be payable in perpetuity. Based on the same actuarial estimates, had a mass withdrawal occurred in 2024, the present value of such perpetuities is in the range of $43,650 to $69,266 and would apply in the unlikely event that substantially all employers withdraw from the Plan. The aforementioned is based on a range of valuations and interest rates which the Company’s actuary has advised is provided under the statute. Should the Company actually withdraw from the Plan at a future date, a withdrawal liability, which could be higher than the above discussed amounts, could be payable to the Plan.

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

The Company’s pension expense for this Plan for twelve months 2024 and 2023 was $3,332 and $3,516, respectively. The aforementioned expense includes surcharges of $1,174 and $1,239 for twelve months 2024 and 2023, respectively, as required under the amended plan of rehabilitation. The decrease in the twelve months 2024 expense compared to twelve months 2023 reflects the effects of lower sales volumes in twelve months 2024, and corresponding reductions in lower production and labor hours worked.

In June 2024, the PBGC announced that it had approved the Plan’s application for Special Financial Assistance under the American Rescue Plan Act of 2021. Company management understands that this legislation would provide financial assistance from the PBGC to shore up financially distressed multi-employer plans to ensure that they can remain solvent and continue to pay benefits to retirees through 2051 without any reduction in retiree benefits.  The Plan advised the Company that it was granted approximately $3.4 billion in Special Financial Assistance funds and received those funds in July 2024. The Company’s actuary believes that it still remains unclear if the Plan can remain solvent through the targeted date of 2051 although as a requirement of the American Rescue Plan Act of 2021, the Plan must remain in “critical status” through 2051 regardless of solvency. The regulations under the aforementioned PBGC financial assistance could result in a higher withdrawal liability even with PBGC financial assistance since those regulations require use of settlement interest rates to value all, instead of a portion, of the present value of vested benefits in determining the Company’s withdrawal liability. In addition, for withdrawal liability purposes, PBGC regulations require the Special Financial Assistance to be phased-in over a period of time instead of fully recognized immediately. While it is uncertain how the requirements imposed by the Special Financial Assistance will impact the Company’s withdrawal liability in the future, the Company’s actuary believes any withdrawal will continue to be limited to the twenty annual payments previously discussed and that those payments will not be affected by Special Financial Assistance regulation.

During second quarter 2023, the Company and the union associated with the Plan concluded negotiations and entered into a new labor contract which expires in September 2027. Under terms of the union contract the Company is obligated to continue its participation in the Plan during the contract period. The Company is unable to determine the ultimate outcome of the above discussed multi-employer union pension matter and therefore is unable to determine the effects on its consolidated financial statements, but the ultimate outcome could have a material adverse effect on the Company’s consolidated results of operations or cash flows in one or more future periods. See also Note 7 of the Company’s Notes to Consolidated Financial Statements on Form 10-K for the year ended December 31, 2024.

The Company is focused on the longer term and therefore is continuing to make investments in plant manufacturing operations to meet new consumer and customer product demands, achieve product quality improvements, expand capacity in certain product lines, and increase operational efficiencies in order to provide genuine value to consumers.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities were $138,889, $94,611 and $72,051 in 2024, 2023 and 2022, respectively. The $44,278 increase in cash flows from operating activities from 2023 to 2024 primarily reflects a lower investment in net working capital. Inventories decreased by $17,296 or 18.2% in 2024 to better meet demand on a timely basis. The $22,560 increase in cash flows from operating activities from 2022 to 2023 primarily reflects increases net earnings during 2023,  lower inventories, and changes in deferred income taxes including the write-off of deferred tax assets relating to deferred compensation as discussed above.

The Company manages and controls a VEBA trust, to fund the estimated future costs of certain union employee health, welfare and other benefits. Contributions of $20,000 and $5,000 were made to this trust in 2023 and 2022, respectively; no contribution was made to the trust during 2024. The Company uses these funds to pay the actual cost of such benefits over each union contract period. At December 31, 2024 and 2023, the VEBA trust held $13,926 and $19,126 respectively, of aggregate cash and cash equivalents, which the Company expects to use to pay certain union employee benefits through part or all of 2027. This asset value is included in prepaid expenses and long-term other assets in the Company’s Consolidated Statement of Financial Position and is categorized as Level 1 within the fair value hierarchy.

Cash flows from investing activities reflect capital expenditures of $17,997, $26,796, and $23,356 in 2024, 2023 and 2022, respectively. The Company is currently pursuing a plant expansion, including additional and replacement of certain processing and packaging lines, to better meet its higher level of forecasted demand for certain products on a timelier and more cost effective basis. The Company expects that this will take place over the next seven years, however, most of the actual expenditures are expected to occur in 2025 and 2026. Company management believes that the total cost of this expansion, including new machinery, equipment and food processing infrastructure, and warehousing will approximate $100,000. All capital expenditures have been and are expected to be funded from the Company’s cash flow from operations and internal sources including available for sale securities.

Other than the bank loans and the related restricted cash of the Company’s Spanish subsidiary which are discussed in Note 1 of the Company’s Notes to Consolidated Financial Statements, the Company had no bank borrowings or repayments in 2022, 2023, or 2024, and had no outstanding bank borrowings as of December 31, 2023 or 2022. Nonetheless, the Company would consider bank borrowing or other financing in the event that a business acquisition is completed.

Financing activities include Company common stock purchases and retirements of $13,534, $33,114, and $31,910 in 2024, 2023 and 2022, respectively. Cash dividends of $25,515, $25,076, and $24,629 were paid in 2024, 2023 and 2022, respectively.

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

Provisions for bad debts are recorded as selling, marketing and administrative expenses. Write-offs of bad debts did not exceed 0.2% of net product sales in each of 2024, 2023 and 2022, and accordingly, have not been significant to the Company’s financial position or results of operations.

Intangible assets

The Company’s intangible assets consist primarily of goodwill and acquired trademarks. In accordance with accounting guidance, goodwill and other indefinite-lived assets, trademarks, are not amortized, but are instead subjected to annual testing for impairment unless certain triggering events or circumstances are noted. The Company performs its annual impairment review and assessment as of December 31. All trademarks have been assessed by management to have indefinite lives because they are expected to generate cash flows indefinitely. The Company reviews and assesses certain trademarks (non-amortizable intangible assets) for impairment by comparing the fair value of each trademark with its carrying value. Current accounting guidance provides entities an option of performing a qualitative assessment (a "step-zero" test) before performing a quantitative analysis. If the entity determines, on the basis of certain qualitative factors, that it is more-likely-than-not that the intangibles (goodwill and certain trademarks) are not impaired, the entity would not need to proceed to the two step impairment testing process (quantitative analysis) as prescribed in the guidance. During fourth quarter 2024, the Company performed a “step zero” test of its goodwill and certain trademarks, and concluded that there was no impairment based on this guidance.

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

Customer incentive programs, advertising and marketing

Advertising and marketing costs are recorded in the period to which such costs relate. The Company does not defer the recognition of any amounts on its consolidated balance sheet with respect to such costs. The expected cost of future payments to customers for incentives and other trade promotional programs is recorded at the time sale as a reduction of Net product sales. The liabilities associated with these programs are reviewed quarterly and adjusted if the expected utilization rate differs from management’s original estimates. Although the Company recorded a $5,665 favorable change in this estimate in 2024, as discussed above, such adjustments have not historically been material to the Company’s operating results.

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

Income taxes

Deferred income taxes are recognized for future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. The Company records valuation allowances, or may actually adjust or write-off deferred tax assets, in situations where the realization of deferred tax assets, including those relating to net operating tax losses, is not more-likely-than-not; and the Company adjusts and releases such valuation allowances when realization becomes more-likely-than-not as defined by accounting guidance. The Company periodically reviews assumptions and estimates of the Company’s probable tax obligations and effects on its liability for uncertain tax positions, using informed judgment which may include the use of third-party consultants, advisors and legal counsel, as well as historical experience.

Valuation of investments

Investments are classified as either available for sale or trading. Investments classified as available for sale primarily comprise high quality corporate bonds which are generally not sold prior to maturity, which is typically three to five years. The Company uses a “ladder” approach to its maturities so that approximately 20% to 35% of the portfolio matures each year with the objective of achieving higher yields with minimum interest rate risk. The Company also invests in variable rate demand notes (generally long term bonds where interest rates are reset weekly, and provide a weekly “put” which allows the holder to also sell each week with no loss in principal). Available for sale investments are reviewed for impairment at each reporting period by comparing the carrying value or amortized cost to the fair market value. In the event that the Company determines that a security’s fair value is permanently impaired, the Company will record the amount of the impairment attributable to credit factors in earnings as credit loss expense or, as applicable, a reversal of that expense, with the amount attributable to non-credit factors in other comprehensive income, net of applicable taxes. The Company’s investment policy, which guides investment decisions, is focused on high quality investments which mitigates the risk of impairment. Investments classified as trading securities primarily comprise mutual funds which are used as an economic hedge against our deferred compensation liabilities. Trading securities are carried at fair value with gains or losses included in other income, net. The Company does not invest in Level 3 securities, as defined, but may utilize third-party professional valuation firms as necessary to assist in the determination of the value of investments that utilize Level 3 inputs (as defined by guidance) should any of its investments be downgraded to Level 3.

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

The potential change in fair value of commodity and foreign currency derivative instruments held by the Company at December 31, 2024, assuming a 10% change in the underlying contract price, was $4,709. The analysis only includes commodity and foreign currency derivative instruments and, therefore, does not consider the offsetting effect of changes in the price of the underlying commodity or foreign currency. This amount is not significant compared with the net earnings and shareholders’ equity of the Company.

Interest rates

Interest rate risks primarily relate to the Company’s investments in available for sale marketable securities with maturity dates of generally three to five years.

The majority of the Company’s investments which are classified as available for sale have generally not been sold prior to their maturity, which is typically three to five years. Approximately 20% to 35% of this investment portfolio matures each year. This “ladder” approach to investing limits the Company’s exposure to interest rate fluctuations. The Company also invests in variable rate demand notes which have interest rates that are reset weekly and can be “put back” and sold each week through a remarketing agent, generally a large financial broker, which also substantially eliminates the Company’s exposure to interest rate fluctuations on the principal invested. The accompanying chart summarizes the maturities of the Company’s investments in debt securities at December 31, 2024.

Less than 1 year	$55,789
1 – 2 years	46,980
2 – 5 years	180,291
Total	$283,060

The Company’s outstanding debt at December 31, 2024 and 2023 was $7,500 in an industrial development bond in which interest rates reset each week based on the current market rate. Therefore, the Company does not believe that it has significant interest rate risk with respect to its interest bearing debt.

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

From time to time, the Company may use foreign exchange forward contracts and derivative instruments to mitigate its exposure to foreign exchange risks, as well as those related to firm commitments to purchase equipment from foreign vendors. See Note 10 of the Company’s Notes to Consolidated Financial Statements for outstanding foreign exchange forward contracts as of December 31, 2024.

ITEM 7A.           Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included under the caption “Market Risk” in Item 7 above.

See also Note 1 of the Notes to Consolidated Financial Statements.

ITEM 8.               Financial Statements and Supplementary Data.

Management’s Report on Internal Control Over Financial Reporting

The management of Tootsie Roll Industries, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 (SEC) Rule 13a-15(f). Company management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 as required by SEC Rule 13a-15(c). In making this assessment, the Company used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on the Company’s evaluation under the COSO criteria, Company management concluded that its internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by Grant Thornton LLP (PCAOB ID: 248), an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Tootsie Roll Industries, Inc.

Opinions on the financial statements and internal control over financial reporting

We have audited the accompanying consolidated financial positions of Tootsie Roll Industries, Inc. (a Virginia corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of earnings and retained earnings, comprehensive earnings, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

Basis for opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Valuation of Accrued Liabilities for Trade Promotions

As described further in Note 1 and 2 to the consolidated financial statements, the Company promotes products through, but not limited to, discounts, rebates, and volume-based incentives. The Company recognizes the estimated costs of these advertising and promotion activities as a component of variable consideration when determining the transaction price. The unsettled portion of the Company’s obligation for advertising and promotion activities is included in accrued liabilities in the consolidated statements of financial position. We identified valuation of accrued liabilities for advertising and promotions as a critical audit matter.

The principal considerations for our determination that the valuation of accrued liabilities is a critical audit matter are that auditing management’s calculation of the unsettled portion of the Company’s obligation for advertising and promotions was highly subjective and required significant judgement because of the nature of the required estimates and assumptions. In particular, the estimates require an analysis of the program offered, expectations regarding customer and consumer participation, payment trends, and experiences with similar programs. The estimated costs of these programs are sensitive to changes in trends with regard to customer and consumer participation.

Our audit procedures related to the valuation of accrued liabilities included the following, among others. We obtained an understanding, evaluated the design, and tested the operating effectiveness of the controls related to the Company’s calculation of the accrued liabilities for advertising and promotion activities. For example, we tested controls over management’s review of the completeness of the promotional activities as well as the significant assumptions, including future redemption amounts, and data inputs utilized in the calculation.

To test the unsettled portion of the Company’s obligation for advertising and promotion activities, we performed audit procedures that included, among others, (1) the evaluation of the estimation methodology used by management, (2) whether all material advertising and promotion activities were properly included in management’s estimate, (3) the significant assumptions discussed above, and (4) the underlying data used in the analysis. Specially, when evaluating the significant assumptions, we assessed historical and current trends in promotions offered and customer redemption practices. We also performed sensitivity analyses of significant assumptions to evaluate the changes in the estimate that would result from changes in the assumptions.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2018.

Chicago, Illinois

February 28, 2025

CONSOLIDATED STATEMENTS OF

Earnings and Retained Earnings

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES	(in thousands except per share data)

	For the year ended December 31,
	2024	2023	2022
Net product sales	$715,530	$763,252	$681,440
Rental and royalty revenue	7,687	6,113	5,530
Total revenue	723,217	769,365	686,970
Product cost of goods sold	468,056	510,737	452,552
Rental and royalty cost	1,981	1,788	1,687
Total costs	470,037	512,525	454,239
Product gross margin	247,474	252,515	228,888
Rental and royalty gross margin	5,706	4,325	3,843
Total gross margin	253,180	256,840	232,731
Selling, marketing and administrative expenses	152,675	155,012	121,976
Earnings from operations	100,505	101,828	110,755
Other income (expense), net	26,366	18,066	(12,614)
Earnings before income taxes	126,871	119,894	98,141
Provision for income taxes	40,063	28,008	22,249
Net earnings	86,808	91,886	75,892
Less: net earnings (loss) attributable to noncontrolling interests	(19)	(26)	(45)
Net earnings attributable to Tootsie Roll Industries, Inc.	$86,827	$91,912	$75,937

Net earnings attributable to Tootsie Roll Industries, Inc. per share	$1.22	$1.28	$1.04
Average number of shares outstanding	71,320	71,903	72,944

Retained earnings at beginning of period	$62,949	$48,276	$39,545
Net earnings attributable to Tootsie Roll Industries, Inc.	86,827	91,912	75,937
Cash dividends	(25,478)	(24,922)	(24,571)
Stock dividends	(66,396)	(52,317)	(42,635)
Retained earnings at end of period	$57,902	$62,949	$48,276

(The accompanying notes are an integral part of these statements.)

CONSOLIDATED STATEMENTS OF

Comprehensive Earnings

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES	(in thousands)

	For the year ended December 31,
	2024	2023	2022
Net earnings	$86,808	$91,886	$75,892

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(3,737)	2,745	1,087

Pension and postretirement reclassification adjustments:
Unrealized gains (losses) for the period on postretirement and pension benefits	1,408	(241)	3,338
Less: reclassification adjustment for (gains) losses to net earnings	(639)	(758)	(826)
Unrealized gains (losses) on postretirement and pension benefits	769	(999)	2,512

Investments:
Unrealized gains (losses) for the period on investments	4,685	8,510	(9,909)
Less: reclassification adjustment for (gains) losses to net earnings	(11)	(1)	(16)
Unrealized gains (losses) on investments	4,674	8,509	(9,925)

Derivatives:
Unrealized gains (losses) for the period on derivatives	(2,685)	(2,748)	(251)
Less: reclassification adjustment for (gains) losses to net earnings	1,925	795	(570)
Unrealized gains (losses) on derivatives	(760)	(1,953)	(821)

Total other comprehensive income (loss), before tax	946	8,302	(7,147)
Income tax benefit (expense) related to items of other comprehensive income	(1,151)	(1,346)	1,991
Total comprehensive earnings	86,603	98,842	70,736
Comprehensive earnings (loss) attributable to noncontrolling interests	(19)	(26)	(45)
Total comprehensive earnings attributable to Tootsie Roll Industries, Inc.	$86,622	$98,868	$70,781

(The accompanying notes are an integral part of these statements.)

CONSOLIDATED STATEMENTS OF
Financial Position
TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES	(in thousands)

Assets

	December 31,
	2024	2023
CURRENT ASSETS:
Cash and cash equivalents	$138,841	$75,915
Restricted cash	352	375
Investments	55,789	95,507
Accounts receivable trade, less allowances of $2,184 and $2,245	43,811	55,568
Other receivables	6,832	9,165
Inventories:
Finished goods and work-in-process	43,603	51,240
Raw materials and supplies	34,022	43,681
Prepaid expenses	10,355	9,200
Total current assets	333,605	340,651
PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	21,710	21,862
Buildings	148,778	144,949
Machinery and equipment	499,210	485,265
Construction in progress	6,820	11,277
Operating lease right-of-use assets	6,043	7,145
	682,561	670,498
Less — accumulated depreciation	462,758	447,520
Net property, plant and equipment	219,803	222,978
OTHER ASSETS:
Goodwill	73,237	73,237
Trademarks	175,024	175,024
Investments	332,338	255,606
Prepaid expenses and other assets	11,633	15,189
Deferred income taxes	1,541	1,706
Total other assets	593,773	520,762
Total assets	$1,147,181	$1,084,391

(The accompanying notes are an integral part of these statements.)

(in thousands except per share data)

Liabilities and Shareholders’ Equity

	December 31,
	2024	2023
CURRENT LIABILITIES:
Accounts payable	$13,397	$15,816
Bank loans	924	1,088
Dividends payable	6,403	6,250
Accrued liabilities	63,607	61,690
Postretirement health care benefits	595	665
Operating lease liabilities	1,374	1,289
Income taxes payable	636	8,090
Deferred compensation	350	—
Total current liabilities	87,286	94,888
NONCURRENT LIABILITIES:
Deferred income taxes	54,537	45,477
Postretirement health care benefits	8,701	9,653
Industrial development bond	7,500	7,500
Liability for uncertain tax positions	2,564	2,777
Operating lease liabilities	4,992	6,018
Deferred compensation and other liabilities	111,192	94,971
Total noncurrent liabilities	189,486	166,396
TOOTSIE ROLL INDUSTRIES, INC. SHAREHOLDERS’ EQUITY:
Common stock, $0.694 par value — 120,000 shares authorized — 40,789 and 39,999, respectively, issued	28,325	27,777
Class B common stock, $0.694 par value — 40,000 shares authorized — 30,286 and 29,445, respectively, issued	21,032	20,448
Capital in excess of par value	788,894	737,453
Retained earnings	57,902	62,949
Accumulated other comprehensive loss	(23,418)	(23,213)
Treasury stock (at cost) — 105 shares and 102 shares, respectively	(1,992)	(1,992)
Total Tootsie Roll Industries, Inc. shareholders’ equity	870,743	823,422
Noncontrolling interests	(334)	(315)
Total equity	870,409	823,107
Total liabilities and shareholders' equity	$1,147,181	$1,084,391

(The accompanying notes are an integral part of these statements.)

CONSOLIDATED STATEMENTS OF
Cash Flows
TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES	(in thousands)

	For the year ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$86,808	$91,886	$75,892
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	18,176	18,243	17,668
Deferred income taxes	7,758	(913)	1,535
Amortization of marketable security premiums	1,829	3,946	5,531
Changes in operating assets and liabilities:
Accounts receivable	10,226	4,891	(3,073)
Other receivables	1,444	(4,574)	(1,020)
Inventories	15,790	(9,601)	(28,415)
Prepaid expenses and other assets	2,559	(15,856)	49
Accounts payable and accrued liabilities	635	(3,570)	10,329
Income taxes payable	(7,664)	9,583	(4,565)
Postretirement health care benefits	(253)	(649)	(804)
Deferred compensation and other liabilities	1,581	1,225	(1,076)
Net cash provided by operating activities	138,889	94,611	72,051
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(17,997)	(26,796)	(23,356)
Purchases of trading securities	(2,257)	(1,875)	(1,543)
Sales of trading securities	1,314	774	2,806
Purchase of available for sale securities	(108,728)	(92,431)	(96,114)
Sale and maturity of available for sale securities	91,826	106,128	49,618
Net cash used in investing activities	(35,842)	(14,200)	(68,589)
CASH FLOWS FROM FINANCING ACTIVITIES:
Shares purchased and retired	(13,534)	(33,114)	(31,910)
Dividends paid in cash	(25,515)	(25,076)	(24,629)
Proceeds from bank loans	3,828	3,499	3,989
Repayment of bank loans	(3,928)	(3,489)	(3,850)
Net cash used in financing activities	(39,149)	(58,180)	(56,400)
Effect of exchange rate changes on cash	(995)	424	347
Increase (decrease) in cash and cash equivalents	62,903	22,655	(52,591)
Cash, cash equivalents and restricted cash at beginning of year	76,290	53,635	106,226
Cash, cash equivalents and restricted cash at end of year	$139,193	$76,290	$53,635

Supplemental cash flow information:
Income taxes paid	$38,165	$19,583	$23,884
Interest paid	$268	$258	$78
Stock dividend issued	$66,243	$86,433	$70,242

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

Revenue recognition:

The Company’s revenues, primarily net product sales, principally result from the sale of goods and reflect the consideration to which the Company expects to be entitled based on customer purchase orders. The Company records revenue based on a five-step model in accordance with Accounting Standards Codification ("ASC") Topic 606. Adjustments for estimated customer cash discounts upon payment, discounts for price adjustments, product returns, allowances, and certain advertising and promotional costs, including consumer coupons, are variable consideration and are recorded as a reduction of product sales revenue in the same period the related product sales are recorded. Such estimates are calculated using historical averages adjusted for any expected change due to current business conditions and experience. The Company identified changes in business conditions that changed Management’s estimated current and future liabilities and resulted in reducing Accrued liabilities. The change increased Net product sales by $5,665 in 2024. A net product sale is recorded when the Company delivers the product to the customer, or in certain instances, the customer picks up the goods at the Company’s distribution centers, and thereby obtains control of such product. Amounts billed and due from our customers are classified as accounts receivables trade on the balance sheet and require payment on a short-term basis. Accounts receivable, less allowances, was $43,811, $55,568, and $58,556 as of December 31, 2024, 2023, and 2022, respectively. Accounts receivables are unsecured. Advertising cost of $3,040, $2,708, and $2,475 in 2024, 2023, and 2022, respectively, are included in selling, marketing, and administrative expenses. Shipping and handling costs of $57,581, $65,465, and $67,342 in 2024, 2023 and 2022, respectively, are included in selling, marketing and administrative expenses. Royalty income (less than 0.1% of our consolidated net sales) is also recognized from sales-based licensing arrangements, pursuant to which revenue is recognized as the third-party licensee sales occur. Rental income (less than 1% of our consolidated net sales) is not considered revenue from contracts from customers.

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

Cash and cash equivalents:

The Company considers short-term debt securities with an original maturity of three months or less to be cash equivalents. Substantially all cash and cash equivalents are held at a major U.S. money center bank or its foreign branches (Bank of America), or its investment broker affiliate (Merrill Lynch). The cash in the Company’s U.S. banks (primarily Bank of America) is not fully insured by the Federal Deposit Insurance Corporation due to the statutory limit of $250. The Company had approximately $5,312 and $4,244 of cash held and controlled by foreign subsidiaries, principally foreign branches of a U.S. bank (Bank of America), at December 31, 2024 and 2023, respectively. The Company's cash in its foreign bank accounts is also not fully insured.

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

Inventories:

Inventories are stated at lower of cost or net realizable value. The cost of substantially all of the Company’s inventories ($69,692 and $85,644 at December 31, 2024 and 2023, respectively) has been determined by the last-in, first-out (LIFO) method. The excess of current cost over LIFO cost of inventories approximates $42,481 and $44,954 at December 31, 2024 and 2023, respectively. The cost of certain foreign inventories ($7,933 and $9,277 at December 31, 2024 and 2023 respectively) has been determined by the first-in, first-out (FIFO) method. Rebates, discounts and other cash consideration received from vendors related to inventory purchases is reflected as a reduction in the cost of the related inventory item, and is, therefore, reflected in cost of sales when the related inventory item is sold.

Property, plant and equipment:

Depreciation is computed for financial reporting purposes by use of the straight-line method based on useful lives of 20 to 50 years for buildings and 5 to 20 years for machinery and equipment. Depreciation expense was $18,176, $18,243 and $17,668 in 2024, 2023 and 2022, respectively.

Carrying value of long-lived assets:

The Company reviews long-lived assets to determine if there are events or circumstances indicating that the amount of the asset reflected in the Company’s balance sheet may not be recoverable. When such indicators are present, the Company compares the carrying value of the long-lived asset, or asset group, to the future undiscounted cash flows of the underlying assets to determine if impairment exists. If applicable, an impairment charge would be recorded to write down the carrying value to its fair value. The determination of fair value involves the use of estimates of future cash flows that involve considerable management judgment and are based upon assumptions about expected future operating performance. The actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance, and economic conditions. No impairment charges of long-lived assets were recorded by the Company during 2024, 2023 or 2022.

Goodwill and indefinite-lived intangible assets:

In accordance with authoritative guidance, goodwill and intangible assets with indefinite lives are not amortized, but rather reviewed and tested for impairment at least annually unless certain interim triggering events or circumstances require more frequent testing. All trademarks have been assessed by management to have indefinite lives because they are expected to generate cash flows indefinitely. Management believes that all assumptions used for the impairment review and testing are consistent with those utilized by market participants performing similar valuations. No impairments of intangibles, including trademarks and goodwill, were recorded in 2024, 2023 or 2022.

Current accounting guidance provides entities an option of performing a qualitative assessment (a "step-zero" test) before performing a quantitative analysis. If the entity determines, on the basis of certain qualitative factors, that it is more-likely-than-not that the intangibles (goodwill and certain trademarks) are not impaired, the entity would not need to proceed to the two step impairment testing process (quantitative analysis) as prescribed in the guidance. During fourth quarter 2024 and 2023, the Company performed a “step zero” test of its goodwill and certain trademarks, and concluded that there was no impairment based on this guidance. For the fair value assessment of certain trademarks where the “step-zero” analysis was not considered appropriate, impairment testing was performed in fourth quarter 2024 and 2023 using discounted cash flows and estimated royalty rates and concluded that the trademarks were not impaired. For these trademarks, holding all other assumption constant, as of December 31, 2024, a 100 basis point increase in the discount rate would reduce the fair value of these trademarks by approximately 12% and a 100 basis point decrease in the royalty rate would increase the fair value of these trademarks by approximately 16%. Individually, a 100 basis point increase in the discount rate or a 100 basis point decrease in the royalty rate would not result in a potential impairment as of December 31, 2024.

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

VEBA trust:

The Company maintains a VEBA trust managed and controlled by the Company, to fund the estimated future costs of certain employee health, welfare and other benefits. The Company contributed $20,000 and $5,000 to the VEBA trust in 2023 and 2022, respectively. No contribution was made to the trust in 2024. The Company will continue using the VEBA trust funds to pay the actual cost of such benefits through most or possibly all of 2027. At December 31, 2024 and 2023, the VEBA trust held $13,926 and $19,126, respectively, of aggregate cash and cash equivalents. This asset value is included in prepaid expenses and long-term other assets in the Company’s Consolidated Statement of Financial Position. These assets primarily comprise cash and corporate bonds and are categorized as Level 1 and Level 2 within the fair value hierarchy.

Bank loans:

Bank loans consist of short term (less than 120 days) borrowings by the Company’s Spanish subsidiary that are held by international banks. The weighted-average interest rate as of December 31, 2024 and 2023 was 5.7% and 6.9%, respectively.

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

Use of estimates:

The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the U.S., requires management to make estimates and assumptions that affect the amounts reported. Estimates are used when accounting for sales discounts, allowances and incentives, product liabilities, assets recorded at fair value, income taxes, depreciation, amortization, employee benefits, contingencies and intangible asset and liability valuations. Actual results may or may not differ from those estimates.

Recent accounting pronouncements:

In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-07, Segment Reporting (Topic 280): "Improvements to Reportable Segment Disclosures". The amendments in this update affect reportable segment disclosure requirements and apply whether an entity presents one or more reportable segments in accordance with Topic 280. The amendments in this update are effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024. The Company has adopted this update and revised the disclosures in Note 8 Segment and Geographic Information accordingly.

In December 2023, the FASB issued ASU No. 2023-09, "Improvements to Income Tax Disclosures". The amendments in this update affect income tax disclosures primarily related to the rate reconciliation and income taxes paid information.  The amendments in this update are effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the potential effects of this amendment on its Consolidated Financial Statements and believes the adoption will not significantly impact the presentation of our financial condition, results of operations and disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in this update require disclosure, in the notes to the financial statements, of specific expense categories present within expense captions presented on the face of the income statement within continuing operations of public business entities. The amendments in this update are effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. The Company is currently evaluating the potential effects of this amendment on its Consolidated Financial Statements and believes the adoption will not significantly impact the presentation of our financial condition, results of operations and disclosures.

NOTE 2—ACCRUED LIABILITIES:

Accrued liabilities are comprised of the following:

	December 31,
	2024	2023
Compensation	$18,705	$14,048
Other employee benefits	7,271	6,928
Taxes, other than income	4,815	4,526
Advertising and promotions	20,582	26,015
Other	12,234	10,173
	$63,607	$61,690

NOTE 3—INDUSTRIAL DEVELOPMENT BOND:

An industrial development bond is due in 2027. The average floating interest rate, which is reset weekly, was 3.5% and 3.5% in 2024 and 2023, respectively. See Note 9 of the Company’s Notes to Consolidated Financial Statements for fair value disclosures.

NOTE 4—INCOME TAXES:

The domestic and foreign components of pretax income are as follows:

	2024	2023	2022
Domestic	$110,569	$105,018	$84,286
Foreign	16,302	14,876	13,855
	$126,871	$119,894	$98,141

The provision for income taxes is comprised of the following:

	2024	2023	2022
Current:
Federal	$24,804	$21,710	$13,070
Foreign	2,676	3,775	4,110
State	3,531	3,738	2,605
	31,011	29,223	19,785
Deferred:
Federal	6,981	(1,209)	2,364
Foreign	1,041	658	81
State	1,030	(664)	19
	9,052	(1,215)	2,464
	$40,063	$28,008	$22,249

Deferred taxes reflect temporary differences between the tax basis and financial statement carrying value of assets and liabilities. The significant temporary differences that comprised the deferred tax assets and liabilities are as follows:

	December 31,
	2024	2023
Deferred tax assets:
Accrued customer promotions	$218	$1,223
Deferred compensation	14,886	21,617
Postretirement benefits	2,326	2,572
Other accrued expenses	993	4,214
Foreign subsidiary tax loss carry forward	4,681	5,012
Outside basis difference in foreign subsidiary	361	361
Capitalized research and development costs	9,965	6,594
Deductible state tax depreciation	1,286	1,386
Tax credit carry forward	2,565	2,368
	37,281	45,347
Valuation allowances	(6,180)	(6,361)
Total deferred tax assets	$31,101	$38,986
Deferred tax liabilities:
Depreciation	$26,851	$27,604
Deductible goodwill and trademarks	37,902	38,512
Accrued export company commissions	5,012	4,735
Employee benefit plans	2,894	4,000
Inventory reserves	1,465	(688)
Prepaid insurance	1,122	721
Unrealized capital gains	3,598	2,633
Other Prepaid	13	—
Deferred gain on sale of real estate	5,240	5,240
Total deferred tax liabilities	$84,097	$82,757
Net deferred tax liability	$52,996	$43,771

The valuation allowances as of December 31, 2024 and 2023 were primarily related to foreign jurisdictions’ net operating loss carryforwards and state credits that we do not expect to realize.

The amounts of the Company’s foreign subsidiary valuation allowances for net operating loss carryforwards were $4,681 and $5,012 at December 31, 2024 and 2023, respectively.

The Company has benefits related to state tax credit carryforwards valuation allowances were $1,499 and $1,349 at December 31, 2024 and 2023, respectively.

The effective income tax rate differs from the statutory rate as follows:

	2024	2023	2022
U.S. statutory rate	21.0%	21.0%	21.0%
State income taxes, net	2.6	3.7	2.3
Foreign income tax rates	0.1	0.3	1.0
Income tax credits and adjustments	(0.4)	(0.6)	(0.8)
Adjustment of deferred tax balances related to Deferred Compensation	8.7	—	—
Other adjustment of deferred tax balances	0.1	(0.2)	(0.7)
Reserve for uncertain tax benefits	(0.1)	(0.2)	0.3
Other, net	(0.6)	(0.6)	(0.4)
Effective income tax rate	31.6%	23.4%	22.7%

In 2024 the Board revoked its authorization that permitted management to take appropriate action to preserve the full income tax deductibility of certain amounts under its nonqualified deferred compensation plans after determining that it was no longer feasible in light of changes to Section 162(m) of the Internal Revenue Code made by the Tax Cuts and Jobs Act of 2017. Given this Board action and the resulting expectation that certain additional amounts of deferred compensation will not be tax deductible in future years, the Company concluded that it will be required under generally accepted accounting principles in the United States of America to write off the related deferred tax assets. The adjustment to the deferred tax assets resulted in a non-cash tax charge of $11,010 in 2024. The remaining balance of $14,886 represents deferred compensation amounts that are expected to be tax deductible in the future.

As a result of the 2017 Tax Cuts and Jobs Act, the Company asserts it is permanently reinvested in its foreign subsidiaries earnings outside of United States.

At December 31, 2024 and 2023, the Company had unrecognized tax benefits of $2,114 and $2,313, respectively. Included in this balance is $1,671 and $1,736, respectively, of unrecognized tax benefits that, if recognized, would favorably affect the annual effective income tax rate. 2024 includes a change for temporary items that also results in offsetting adjustment to deferred tax. As of December 31, 2024 and 2023, $450 and $463, respectively, of interest and penalties were included in the liability for uncertain tax positions.

A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows:

	2024	2023	2022
Unrecognized tax benefits at January 1	$2,313	$3,392	$3,133
Increases in tax positions for the current year	285	510	393
Reductions in tax positions for lapse of statute of limitations	(484)	(1,589)	(134)
Unrecognized tax benefits at December 31	$2,114	$2,313	$3,392

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes on the Consolidated Statements of Earnings and Retained Earnings.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions, primarily Canada and Mexico. The Company generally remains subject to examination by U.S. federal, state and foreign tax authorities for the years 2021 through 2023. With few exceptions, the Company is no longer subject to examinations by tax authorities for the years 2020 and prior.

NOTE 5—SHARE CAPITAL AND CAPITAL IN EXCESS OF PAR VALUE:

							Capital in
			Class B				Excess
	Common Stock		Common Stock		Treasury Stock		of Par
	Shares	Amount	Shares	Amount	Shares	Amount	Value
	(000’s)		(000’s)		(000’s)
Balance at December 31, 2021	39,344	27,322	27,793	19,300	96	(1,992)	709,880
Issuance of 3% stock dividend	1,176	817	833	579	3	—	41,068
Conversion of Class B common shares to common shares	19	13	(19)	(13)	—	—	—
Purchase and retirement of common shares	(818)	(568)	—	—	—	—	(31,342)
Balance at December 31, 2022	39,721	27,584	28,607	19,866	99	(1,992)	719,606
Issuance of 3% stock dividend	1,185	823	858	596	3	—	50,649
Conversion of Class B common shares to common shares	20	14	(20)	(14)	—	—	—
Purchase and retirement of common shares	(927)	(644)	—	—	—	—	(32,802)
Balance at December 31, 2023	39,999	27,777	29,445	20,448	102	(1,992)	737,453
Issuance of 3% stock dividend	1,196	830	883	613	3	—	64,800
Conversion of Class B common shares to common shares	42	29	(42)	(29)	—	—	—
Purchase and retirement of common shares	(448)	(311)	—	—	—	—	(13,359)
Balance at December 31, 2024	40,789	$28,325	30,286	$21,032	105	$(1,992)	$788,894

Average shares outstanding and all per share amounts included in the financial statements and notes thereto have been adjusted retroactively to reflect annual three percent stock dividends.

While the Company does not have a formal or publicly announced Company common stock purchase program, the Company’s board of directors periodically authorizes a dollar amount for such share purchases.

Based upon this policy, shares were purchased and retired as follows:

	Total Number of Shares
Year	Purchased (000’s)	Average Price Paid Per Share
2024	448	$30.16
2023	928	$35.66
2022	818	$38.98

NOTE 6—OTHER INCOME, NET:

Other income, net is comprised of the following:

	2024	2023	2022
Interest and dividend income relating to available for sale investments	$9,598	$5,211	$2,641
Gains (losses) on trading securities relating to deferred compensation plans	16,324	15,489	(17,263)
Interest expense	(509)	(337)	(104)
Foreign exchange gains (losses)	511	(2,803)	1,307
Capital gains (losses)	176	(172)	121
Miscellaneous, net	266	678	684
	$26,366	$18,066	$(12,614)

NOTE 7—EMPLOYEE BENEFIT PLANS:

Pension plans:

The Company sponsors a defined contribution pension plan covering certain non-union employees with over one year of credited service. The Company’s policy is to fund pension costs accrued based on compensation levels. Total expense for this plan for 2024, 2023 and 2022 approximated $2,954, $2,812 and $2,682, respectively. The Company also maintains certain defined contribution 401K profit sharing and retirement plans. Company contributions in 2024, 2023 and 2022 to these plans were $3,336, $3,568 and $3,265 respectively.

The Company also contributes to a multi-employer defined benefit pension plan for certain of its union employees under a collective bargaining agreement which is as follows:

Plan name: Bakery and Confectionery Union and Industry International Pension Fund (Plan)

Employer Identification Number and plan number: 52-6118572, plan number 001

Funded Status as of the most recent year available: 47.0% funded as of January 1, 2023

The Company’s contributions to such plan: $3,360, $3,530 and $3,508 in 2024, 2023 and 2022, respectively

Plan status: Critical and declining for the plan year beginning January 1, 2024 (most recent date information is available)

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

The Company has been advised that its withdrawal liability would have been $97,500, $102,200 and $96,000 if it had withdrawn from the Plan during 2024, 2023 and 2022 respectively. Should the Company actually withdraw from the Plan at a future date, a withdrawal liability, which could be different than the above discussed amounts, could be payable to the Plan.

The amended rehabilitation plan, which continues, requires that employer contributions include 5% compounded annual surcharge increases each year for an unspecified period of time beginning January 2013 (in addition to the 5% interim surcharge initiated in 2012) as well as certain plan benefit reductions. In fourth quarter 2020, the Plan Trustees advised the Company that the surcharges would no longer increase and therefore be “frozen” at the rates and amounts in effect as of December 31, 2020 provided that the local bargaining union and the Company executed a formal consenting agreement by March 31, 2021. During first quarter 2021, the local bargaining union and the Company executed this agreement which resulted in the “freezing” of such surcharges as of December 31, 2020. The Company’s pension expense for this Plan for 2024, 2023 and 2022 was $3,332, $3,516 and $3,510, respectively. The aforementioned expense includes surcharges of $1,174, $1,239 and $1,237 in 2024, 2023 and 2022, respectively, as required under the plan of rehabilitation, as amended.

In June 2024, the PBGC announced that it has approved the Plan’s application for Special Financial Assistance under the American Rescue Plan Act of 2021. The Plan was granted approximately $3.4 billion in Special Financial Assistance funds and received those funds in July 2024. The Company’s actuary believes that it still remains unclear if the Plan can remain solvent through the targeted date of 2051 although as a requirement of the American Rescue Plan Act of 2021, the Plan must remain in “critical status” through 2051 regardless of solvency. The regulations under the aforementioned PBGC financial assistance could result in a higher withdrawal liability even with PBGC financial assistance since those regulations require use of settlement interest rates to value all, instead of a portion, of the present value of vested benefits in determining the Company’s withdrawal liability. In addition, for withdrawal liability purposes, PBGC regulations require the Special Financial Assistance to be phased-in over a period of time instead of fully recognized immediately.  The most recent withdrawal liability estimate from the Plan, since it is calculated as of the end of 2023 as if the Company were to have withdrawn in 2024, does not include any of the $3.4 billion of assets received.  The Company is currently unable to determine the ultimate outcome of the above discussed multi-employer union pension matters and therefore is unable to determine the effects on its consolidated financial statements, but the ultimate outcome could have a material adverse effect on the Company’s consolidated results of operations or cash flows in one or more future periods

Deferred compensation:

The Company sponsors three deferred compensation plans for selected executives and other employees: (i) the Excess Benefit Plan, which restores retirement benefits lost due to Internal Revenue Service limitations on contributions to tax-qualified plans, (ii) the Supplemental Plan, which allows eligible employees to defer the receipt of eligible compensation until designated future dates and (iii) the Career Achievement Plan, which provides a deferred annual incentive award to selected executives. Participants in these plans earn a return on amounts due them based on several investment options, which mirror returns on underlying investments (primarily mutual funds). The Company economically hedges its obligations under the plans by investing in the actual underlying investments. These investments are classified as trading securities and are carried at fair value. At December 31, 2024 and 2023, these investments totaled $105,067 and $87,800, respectively. All gains and losses and related investment income from these investments, which are recorded in other income, net, are equally offset by corresponding increases and decreases in the Company’s deferred compensation liabilities. See also Note 4 - Income Taxes, regarding action taken by the Board of Directors in 2024 whereby certain deferred compensation will not be tax deductible in future years.

Postretirement health care benefit plans:

The Company maintains a post-retirement health benefits plan for a group of “grandfathered” corporate employees. The plan, as amended in 2013, generally limited future annual cost increases in health benefits to 3%, restricted this benefit to current employees and retirees with long-term service with the Company, and eliminated all post-retirement benefits for future employees effective April 1, 2014. Post-retirement benefits liabilities (as amended) were $9,296 and $10,317 at December 31, 2024 and 2023, respectively. Accumulated other comprehensive loss (pre-tax) at December 31, 2024 includes $3,878 of a net actuarial gain.

The changes in the accumulated postretirement benefit obligation at December 31, 2024 and 2023 consist of the following:

	December 31,
	2024	2023
Benefit obligation, beginning of year	$10,317	$9,961
Service cost	144	142
Interest cost	474	477
Actuarial (gain)/loss	(1,100)	276
Benefits paid	(539)	(539)
Benefit obligation, end of year	$9,296	$10,317

The actuarial (gain) in 2024 is attributable to an increase in the discount rate. The actuarial loss in 2023 is attributable to a decrease in the discount rate.

Net periodic postretirement benefit cost (income) included the following components:

	2024	2023	2022
Service cost—benefits attributed to service during the period	$144	$142	$241
Interest cost on the accumulated postretirement benefit obligation	474	477	336
Net amortization	(639)	(758)	(826)
Net periodic postretirement benefit cost (income)	$(21)	$(139)	$(249)

The Company estimates future benefit payments will be $595, $621, $648, $667 and $690 in each year beginning in 2025 through 2029, respectively, and a total of $3,698 in 2030 through 2034.

NOTE 8—SEGMENT AND GEOGRAPHIC INFORMATION:

The Company uses the management approach to determine segments by evaluating the nature of the Company’s operating activities, the relative significance of operating segments to consolidated results, how management organizes the business, and by evaluating what the Company’s chief operating decision maker “(CODM)” regularly reviews in deciding how to allocate resources and in assessing operating performance. The Company operates and manages an integrated business involved in the manufacture and sale of confectionery products with the overall objective of increasing the volume of sales and profitability of operations. The Company uses similar processes to sell products to similar classes of customers across the entire business.  Certain shipping and handling activities supporting operations are integrated to maximize efficiency and productivity and are regularly reviewed separately by our CODM as a result.  Those shipping and handling costs are included in selling, marketing and administrative expenses and disclosed separately in Note 1 – Significant Accounting Policies.  The Company has determined that it currently has one reportable segment. The Company’s Chief Executive Officer, the Company’s CODM, focuses on consolidated results, specifically consolidated net income (loss), in assessing operating performance and allocating resources.

Its principal manufacturing operations are located in the United States and Canada, and its principal market is the United States. The Company also manufactures confectionary products in Mexico, primarily for sale in Mexico, and exports products to Canada and other countries worldwide.

The following geographic data includes net product sales summarized on the basis of the customer location and long-lived assets based on their physical location:

	2024	2023	2022
Net product sales:
United States	$653,656	$693,232	$622,817
Canada, Mexico and Other	61,874	70,020	58,623
	$715,530	$763,252	$681,440
Long-lived assets:
United States	$186,064	$188,979	$182,393
Canada	28,138	27,981	25,715
Mexico and Other	5,601	6,018	3,935
	$219,803	$222,978	$212,043

Sales revenues from Wal-Mart Stores, Inc. aggregated approximately 23.2%, 22.2%, and 23.0% of net product sales during the year ended December 31, 2024, 2023 and 2022, respectively. Sales revenues from Dollar Tree, Inc. (which includes Family Dollar which was acquired by Dollar Tree) aggregated approximately 12.6%, 14.2%, and 12.4% of net product sales during the year ended December 31, 2024, 2023 and 2022, respectively. Some of the aforementioned sales to Wal-Mart and Dollar Tree are sold to McLane Company, a large national grocery wholesaler, which services and delivers certain of the Company’s products to Wal-Mart, Dollar Tree and other retailers in the U.S.A. Net product sales revenues from McLane, which includes these Wal-Mart and Dollar Tree sales as well as sales and deliveries to other Company customers, were 20.7% in 2024 and 20.1% in 2023 and 20.4% in 2022. At December 31, 2024 and 2023, the

Company’s three largest customers discussed above accounted for approximately 41.9% and 39.6% of total accounts receivable, respectively.

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

As of December 31, 2024 and 2023, the Company held certain financial assets that are required to be measured at fair value on a recurring basis. These include derivative hedging instruments related to the foreign currency forward contracts and purchase of certain raw materials, investments in trading securities and available for sale securities. The Company’s available for sale securities principally consist of corporate bonds and variable rate demand notes. The Company’s trading securities principally consist of mutual fund.

The fair value of the Company’s industrial development bond at December 31, 2024 and 2023 was valued using Level 2 inputs which approximates the carrying value of $7,500 for both periods. Interest rates on the bond resets weekly based on current market conditions.

The following tables present information about the Company’s financial assets and liabilities measured at fair value as of December 31, 2024 and 2023, and indicate the fair value hierarchy and the valuation techniques utilized by the Company to determine such fair value:

	Estimated Fair Value December 31, 2024
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and equivalents	$138,841	$138,841	$—	$—
Available for sale securities	283,060	4,102	278,958	—
Foreign currency derivatives	(818)	—	(818)	—
Commodity derivatives	(2,166)	(2,166)	—	—
Trading securities	105,067	86,925	18,142	—
Total assets measured at fair value	$523,984	$227,702	$296,282	$—

	Estimated Fair Value December 31, 2023
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and equivalents	$75,915	$75,915	$—	$—
Available for sale securities	263,313	4,084	259,229	—
Foreign currency derivatives	302	—	302	—
Commodity derivatives	(2,526)	(2,526)	—	—
Trading securities	87,800	70,681	17,119	—
Total assets measured at fair value	$424,804	$148,154	$276,650	$—

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

A summary of the aggregate fair value, gross unrealized gains, gross unrealized losses and amortized cost basis of the Company’s investment portfolio by major security type is as follows:

	December 31, 2024
	Amortized	Fair	Unrealized
Available for Sale:	Cost	Value	Gains	Losses
Variable rate demand notes	5,485	5,485	—	—
Corporate bonds	271,978	273,473	1,495	—
Government securities	4,036	4,102	66	—
	$281,499	$283,060	$1,561	$—

	December 31, 2023
	Amortized	Fair	Unrealized
Available for Sale:	Cost	Value	Gains	Losses
Variable rate demand notes	4,590	4,590	—	—
Corporate bonds	257,766	254,640	—	(3,126)
Government securities	4,070	4,083	13	—
	$266,426	$263,313	$13	$(3,126)

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

The Company recognizes all derivative instruments as either assets or liabilities at fair value in the Consolidated Statements of Financial Position. Derivative assets are recorded in other receivables and derivative liabilities are recorded in accrued liabilities. The Company uses either hedge accounting or mark-to-market accounting for its derivative instruments. Derivatives that qualify for hedge accounting are designated as cash flow hedges by formally documenting the hedge relationships, including identification of the hedging instruments, the hedged items and other critical terms, as well as the Company’s risk management objectives and strategies for undertaking the hedge transaction. As of December 31, 2024 and 2023, all derivative instruments are accounted for using hedge accounting.

Changes in the fair value of the Company’s cash flow hedges are recorded in accumulated other comprehensive loss, net of tax, and are reclassified to earnings in the periods in which earnings are affected by the hedged item. Substantially all amounts reported in accumulated other comprehensive loss for commodity derivatives are expected to be reclassified to cost of goods sold. Approximately $1,737, $396 and $33 of this accumulated comprehensive loss is expected to be charged to earnings in 2025, 2026 and 2027. Approximately $597 and $221 in accumulated other comprehensive loss for foreign currency derivatives is expected to be reclassified to other income, net in 2025 and 2026.

The following table summarizes the Company’s outstanding derivative contracts and their effects on its Consolidated Statements of Financial Position at December 31, 2024 and 2023:

	December 31, 2024
	Notional
	Amounts	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign currency derivatives	$26,129	$—	$(818)
Commodity derivatives	20,959	39	(2,205)
Total derivatives		$39	$(3,023)

	December 31, 2023
	Notional
	Amounts	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign currency derivatives	$16,337	$302	$—
Commodity derivatives	28,247	16	(2,542)
Total derivatives		$318	$(2,542)

The effects of derivative instruments on the Company’s Consolidated Statement of Earnings, Comprehensive Earnings and Retained Earnings for year ended December 31, 2024 and 2023 are as follows:

	For Year Ended December 31, 2024
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings
Foreign currency derivatives	$(1,348)	$(228)	$—
Commodity derivatives	(1,337)	(1,697)	—
Total	$(2,685)	$(1,925)	$—

	For Year Ended December 31, 2023
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings
Foreign currency derivatives	$374	$(210)	$—
Commodity derivatives	(3,122)	(585)	—
Total	$(2,748)	$(795)	$—

NOTE 11—ACCUMULATED OTHER COMPREHENSIVE LOSS:

The following table sets forth information with respect to accumulated other comprehensive earnings (loss):

						Accumulated
	Foreign		Foreign		Postretirement	Other
	Currency		Currency	Commodity	and Pension	Comprehensive
	Translation	Investments	Derivatives	Derivatives	Benefits	Earnings (Loss)
Balance at December 31, 2022	$(23,795)	$(8,809)	$(215)	$8	$2,642	$(30,169)
Other comprehensive earnings (loss) before reclassifications	2,745	6,450	284	(2,366)	(184)	6,929
Reclassifications from accumulated other comprehensive loss	—	—	159	443	(575)	27
Other comprehensive earnings (loss) net of tax	2,745	6,450	443	(1,923)	(759)	6,956
Balance at December 31, 2023	$(21,050)	$(2,359)	$228	$(1,915)	$1,883	$(23,213)
Other comprehensive earnings (loss) before reclassifications	(3,737)	3,551	(1,022)	(1,013)	1,049	(1,172)
Reclassifications from accumulated other comprehensive loss	—	(8)	173	1,286	(484)	967
Other comprehensive earnings (loss) net of tax	(3,737)	3,543	(849)	273	565	(205)
Balance at December 31, 2024	$(24,787)	$1,184	$(621)	$(1,642)	$2,448	$(23,418)

The amounts reclassified from accumulated other comprehensive income (loss) consisted of the following:

Details about Accumulated Other	Year to Date Ended
Comprehensive Income Components	December 31, 2024	December 31, 2023	Location of (Gain) Loss Recognized in Earnings
Investments	$(11)	$(1)	Other income, net
Foreign currency derivatives	228	210	Other income, net
Commodity derivatives	1,697	585	Product cost of goods sold
Postretirement and pension benefits	(639)	(758)	Other income, net
Total before tax	1,275	36
Tax expense (benefit)	(308)	(9)
Net of tax	$967	$27

NOTE 12—GOODWILL AND INTANGIBLE ASSETS:

All of the Company’s intangible indefinite-lived assets are trademarks.

The changes in the carrying amount of trademarks for 2024 and 2023 were as follows:

	2024	2023
Original cost	$193,767	$193,767
Accumulated impairment losses as of January 1	(18,743)	(18,743)
Balance at January 1	$175,024	$175,024
Current year impairment losses	—	—
Balance at December 31	$175,024	$175,024
Accumulated impairment losses as of December 31	$(18,743)	$(18,743)

The fair value of indefinite-lived intangible assets was primarily assessed using the present value of estimated future cash flows and relief-from-royalty method.

The Company has no accumulated impairment losses of goodwill.

NOTE 13—LEASES:

The Company leases certain buildings, land and equipment that are classified as operating leases. These leases have remaining lease terms of up to approximately 17 years.  Operating lease cost totaled $1,435 and $1,328 for twelve months 2024 and 2023, respectively. Cash paid for operating lease liabilities totaled $1,274 and $1,193 for the twelve months 2024 and 2023, respectively. As of December 31, 2024 and 2023, operating lease right-of-use assets were $6,043 and $7,145, respectively, and operating lease liabilities were $6,366 and $7,306, respectively. The weighted-average remaining lease term related to these operating leases was 11.0 years and 10.2 years as of December 31, 2024 and 2023, respectively. The weighted-average discount rate related to the Company’s operating leases was 3.6% and 3.7% as of December 31, 2024 and 2023, respectively. Maturities of operating lease liabilities at December 31, 2024 are as follows: $1,186 in 2025, $774 in 2026, $709 in 2027, $315 in 2028 and $3,382 thereafter.

The Company, as lessor, rents certain commercial real estate to third party lessees. The December 31, 2024 and 2023 cost related to these leased properties was $52,885 and $51,370, respectively, and the accumulated depreciation related to these leased properties was $19,054 and $17,962, respectively. Terms of certain such leases, including renewal options, may be extended for up to approximately fifty-seven years, many of which provide for periodic adjustment of rent payments based on changes in consumer or other price indices. The Company recognizes lease income on a straight-line basis over the lease term. Lease income in the twelve months of 2024 and 2023 was $7,076 and $5,385, respectively, and is classified in cash flows from operating activities.

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

Internal Control over Financial Reporting

(a)	See “Management’s Report on Internal Control Over Financial Reporting,” included in Item 8 “Financial Statements and Supplementary Data,” which is incorporated herein by reference.

(b)	See “Report of Independent Registered Public Accounting Firm” included in Item 8 “Financial Statements and Supplementary Data” for the attestation report of the Company’s independent registered public accounting firm, which is incorporated herein by reference.

(c)	There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table sets forth the information with respect to the executive officers of the Company:

Name	Position (1)	Age

Ellen R. Gordon*	Chairman of the Board and Chief Executive Officer	93

G. Howard Ember Jr.	Vice President/Finance	72

Stephen P. Green	Vice President/Manufacturing	66

Kenneth D. Naylor	Vice President/Marketing and Sales	65

Barry P. Bowen	Treasurer	69

Henry G. Mills	Vice President/Chief Operating Officer	36

*      A member of the Board of Directors of the Company.

(1)	All of the above named officers have served in the positions set forth in the table as their principal occupations for more than the past five years except for Mr. Naylor and Mr. Mills who were appointed to their current positions on January 1, 2020 and January 1, 2025, respectively. Previously, Mr. Naylor and Mr. Mills held positions of Vice President, U.S.A. Sales and Vice President, Business Development, respectively, during the past five-year period.

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

Insider Trading

Information regarding the Company’s Insider Trading Policy required by Item 408(b) of SEC Regulation S-K will be located in the Proxy Statement in the sections entitled “Ownership of Common Stock and Class B Common Stock by Management”, which information is incorporated herein by reference.

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

The Company’s board of directors has determined that its non-management directors, Mr. Chodos and Ms. Wardynski and Ms. Lewis-Brent, are independent under the New York Stock Exchange listing standards because they have no direct or indirect relationship with the Company other than through their service on the Board of Directors.

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

ITEM 15.             Exhibits, Financial Statement Schedules.

(a) Financial Statements.

(1) The following financial statements are included in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Earnings and Retained Earnings for each of the three years ended December 31, 2024, 2023 and 2022

Consolidated Statements of Comprehensive Earnings for each of the three years ended December 31, 2024, 2023 and 2022

Consolidated Statements of Financial Position at December 31, 2024 and 2023

Consolidated Statements of Cash Flows for each of the three years ended in the period December 31, 2024, 2023 and 2022

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules.

The financial statement schedule included in this Form 10-K is Schedule II - Valuation and Qualifying Accounts and Reserves for the Year Ended December 31, 2024, 2023 and 2022 (see Schedule II immediately following ITEM 16 of this Form 10-K).

(3) Exhibits required by Item 601 of Regulation S-K:

See Index to Exhibits which appears following Financial Schedule II.

ITEM 16. Form 10-K Summary.

None.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS (in thousands)

DECEMBER 31, 2024, 2023 and 2022

		Additions
		(reductions)
	Balance at	charged		Balance at
	beginning	(credited) to		End of
Description	of year	expense	Deductions(1)	Year

2024:
Reserve for bad debts	$1,519	$1,034	$1,000	$1,553
Reserve for cash discounts	726	12,681	12,776	631
Deferred tax asset valuation	6,361	(181)	—	6,180
	$8,606	$13,534	$13,776	$8,364

2023:
Reserve for bad debts	$1,414	$160	$55	$1,519
Reserve for cash discounts	921	13,305	13,500	726
Deferred tax asset valuation	5,703	658	—	6,361
	$8,038	$14,123	$13,555	$8,606

2022:
Reserve for bad debts	$1,392	$34	$12	$1,414
Reserve for cash discounts	889	12,153	12,121	921
Deferred tax asset valuation	5,555	148	—	5,703
	$7,836	$12,335	$12,133	$8,038

(1)	Deductions against reserve for bad debts consist of accounts receivable written off net of recoveries and exchange rate movements. Deductions against reserve for cash discounts consist of allowances to customers.

INDEX TO EXHIBITS

3.1	Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.

3.2	Amendment to Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

3.3	Amended and Restated By-Laws. Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

4.1	Specimen Class B Common Stock Certificate. Incorporated by reference to Exhibit 1.1 of the Company’s Registration Statement on Form 8-A dated February 29, 1988.

4.2	Description of Common Stock. Incorporated by reference to Exhibit 4.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

10.1*	Excess Benefit Plan. Incorporated by reference to Exhibit 10.8.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1990.

10.2*	Amended and Restated Career Achievement Plan of the Company. Incorporated by reference to Exhibit 10.8.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

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

21	List of Subsidiaries of the Company.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97*	Policy Relating to Recovery of Erroneously Awarded Compensation. Incorporated by reference to Exhibit 97 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*Management compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Tootsie Roll Industries, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOOTSIE ROLL INDUSTRIES, INC.

By:	/s/ Ellen R. Gordon
Ellen R. Gordon, Chairman of the Board of Directors and Chief Executive Officer

Date:	February 28, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ellen R. Gordon	Chairman of the Board of Directors and Chief Executive Officer	February 28, 2025
Ellen R. Gordon	(principal executive officer)

/s/ Paula M. Wardynski	Director	February 28, 2025
Paula M. Wardynski

/s/ Lana Jane Lewis-Brent	Director	February 28, 2025
Lana Jane Lewis-Brent

/s/ Virginia L. Gordon	Director	February 28, 2025
Virginia L. Gordon

/s/ G. Howard Ember, Jr.	Vice President, Finance	February 28, 2025
G. Howard Ember, Jr.	(principal financial officer and principal accounting officer)