Form 10-Q
period 2025-03-31
TOOTSIE ROLL INDUSTRIES INC
filed 2025-05-09
CIK 98677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (March 31, 2025).

Class	Outstanding

Common Stock, $0.694 par value	41,795,932
Class B Common Stock, $0.694 par value	31,190,698

TOOTSIE ROLL INDUSTRIES, INC.

March 31, 2025

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See “Forward-Looking Statements” under Part I — Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands) (Unaudited)

	March 31, 2025	December 31, 2024	March 31, 2024

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$119,528	$138,841	$64,886
Restricted cash	367	352	367
Investments	57,079	55,789	94,475
Accounts receivable trade, less allowances of $2,337, $2,184 and $2,543	39,914	43,811	44,257
Other receivables	6,125	6,832	6,412
Inventories:
Finished goods and work-in-process	57,047	43,603	61,498
Raw materials and supplies	39,407	34,022	46,775
Prepaid expenses	9,649	10,355	9,870
Total current assets	329,116	333,605	328,540

PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	21,723	21,710	21,864
Buildings	148,804	148,778	144,966
Machinery and equipment	499,519	499,210	485,012
Construction in progress	11,797	6,820	14,182
Operating lease right-of-use assets	5,791	6,043	6,896
	687,634	682,561	672,920
Less - accumulated depreciation	467,341	462,758	451,829
Net property, plant and equipment	220,293	219,803	221,091

OTHER ASSETS:
Goodwill	73,237	73,237	73,237
Trademarks	175,024	175,024	175,024
Investments	330,949	332,338	278,953
Prepaid expenses and other assets	11,531	11,633	14,921
Deferred income taxes	1,550	1,541	1,687
Total other assets	592,291	593,773	543,822
Total assets	$1,141,700	$1,147,181	$1,093,453

(The accompanying notes are an integral part of these statements.)

(in thousands except per share data) (Unaudited)

	March 31, 2025	December 31, 2024	March 31, 2024

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$20,268	$13,397	$17,200
Bank loans	975	924	1,050
Dividends payable	147	6,403	152
Accrued liabilities	54,024	63,607	55,026
Postretirement health care benefits	595	595	665
Operating lease liabilities	1,375	1,374	1,387
Income taxes payable	794	636	11,788
Deferred compensation	—	350	—
Total current liabilities	78,178	87,286	87,268

NONCURRENT LIABILITIES:
Deferred income taxes	55,692	54,537	45,486
Postretirement health care benefits	8,666	8,701	9,661
Industrial development bonds	7,500	7,500	7,500
Liability for uncertain tax positions	2,564	2,564	2,876
Operating lease liabilities	4,752	4,992	5,776
Deferred compensation and other liabilities	105,347	111,192	100,780
Total noncurrent liabilities	184,521	189,486	172,079

TOOTSIE ROLL INDUSTRIES, INC. SHAREHOLDERS’ EQUITY:
Common stock, $0.694 par value - 120,000 shares authorized; 41,796, 40,789 and 41,211, respectively, issued	29,025	28,325	28,619
Class B common stock, $0.694 par value - 40,000 shares authorized; 31,191, 30,286 and 30,311, respectively, issued	21,660	21,032	21,049
Capital in excess of par value	847,308	788,894	802,253
Retained earnings	3,155	57,902	6,147
Accumulated other comprehensive loss	(19,804)	(23,418)	(21,656)
Treasury stock (at cost) - 108, 105 and 105 shares, respectively	(1,992)	(1,992)	(1,992)
Total Tootsie Roll Industries, Inc. shareholders’ equity	879,352	870,743	834,420
Noncontrolling interests	(351)	(334)	(314)
Total equity	879,001	870,409	834,106
Total liabilities and shareholders’ equity	$1,141,700	$1,147,181	$1,093,453

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

EARNINGS AND RETAINED EARNINGS

(in thousands except per share amounts) (Unaudited)

	Quarter Ended
	March 31, 2025	March 31, 2024

Net product sales	$146,521	$151,464
Rental and royalty revenue	1,934	1,711
Total revenue	148,455	153,175
Product cost of goods sold	95,500	102,732
Rental and royalty cost	505	415
Total costs	96,005	103,147
Product gross margin	51,021	48,732
Rental and royalty gross margin	1,429	1,296
Total gross margin	52,450	50,028
Selling, marketing and administrative expenses	29,390	38,918
Earnings from operations	23,060	11,110
Other (loss) income, net	(51)	9,032
Earnings before income taxes	23,009	20,142
Provision for income taxes	4,968	4,307
Net earnings	18,041	15,835
Less: net (loss) income attributable to noncontrolling interests	(17)	1
Net earnings attributable to Tootsie Roll Industries, Inc.	$18,058	$15,834

Net earnings attributable to Tootsie Roll Industries, Inc. per share	$0.25	$0.22
Dividends per share *	$0.09	$0.09

Average number of shares outstanding	72,957	73,536

Retained earnings at beginning of period	$57,902	$62,949
Net earnings attributable to Tootsie Roll Industries, Inc.	18,058	15,834
Cash dividends	(6,369)	(6,241)
Stock dividends	(66,436)	(66,395)
Retained earnings at end of period	$3,155	$6,147

*Does not include 3% stock dividend to shareholders of record on 3/5/25 and 3/6/24.

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(in thousands except per share amounts) (Unaudited)

	Quarter Ended
	March 31, 2025	March 31, 2024

Net earnings	$18,041	$15,835

Other comprehensive income, before tax:
Foreign currency translation adjustments	36	320

Pension and postretirement reclassification adjustments:
Unrealized losses for the period on postretirement and pension benefits	—	—
Less: reclassification adjustment for (gains) losses to net earnings	(205)	(160)
Unrealized losses on postretirement and pension benefits	(205)	(160)

Investments:
Unrealized gains for the period on investments	2,806	157
Less: reclassification adjustment for (gains) losses to net earnings	(21)	—
Unrealized gains on investments	2,785	157

Derivatives:
Unrealized gains for the period on derivatives	1,013	1,200
Less: reclassification adjustment for (gains) losses to net earnings	1,128	435
Unrealized gains on derivatives	2,141	1,635

Total other comprehensive income, before tax	4,756	1,952
Income tax expense related to items of other comprehensive income	(1,142)	(395)
Total comprehensive earnings	21,655	17,392
Comprehensive (loss) earnings attributable to noncontrolling interests	(17)	1
Total comprehensive earnings attributable to Tootsie Roll Industries, Inc.	$21,672	$17,391

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Year to Date Ended
	March 31, 2025	March 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$18,041	$15,835
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	4,571	4,580
Deferred income taxes	12	(345)
Amortization of marketable security premiums	93	642
Changes in operating assets and liabilities:
Accounts receivable	3,977	11,378
Other receivables	857	2,626
Inventories	(18,748)	(13,262)
Prepaid expenses and other assets	1,018	(250)
Accounts payable and accrued liabilities	(3,999)	(3,414)
Income taxes payable	158	3,797
Postretirement health care benefits	(240)	(152)
Deferred compensation and other liabilities	(2,138)	(34)
Net cash provided by operating activities	3,602	21,401
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,852)	(4,494)
Purchases of trading securities	(1,508)	(1,296)
Sales of trading securities	2,070	430
Purchase of available for sale securities	(13,110)	(27,297)
Sale and maturity of available for sale securities	11,727	12,655
Net cash used in investing activities	(3,673)	(20,002)
CASH FLOWS FROM FINANCING ACTIVITIES:
Shares purchased and retired	(6,483)	—
Dividends paid in cash	(12,781)	(12,491)
Proceeds from bank loans	895	1,039
Repayment of bank loans	(884)	(1,055)
Net cash used in financing activities	(19,253)	(12,507)
Effect of exchange rate changes on cash	26	71
Decrease in cash and cash equivalents	(19,298)	(11,037)
Cash, cash equivalents and restricted cash at beginning of year	139,193	76,290
Cash, cash equivalents and restricted cash at end of quarter	$119,895	$65,253
Supplemental cash flow information:
Income taxes paid, net	$4,827	$565
Interest paid	$54	$66
Stock dividend issued	$66,289	$66,243

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(in thousands except per share amounts) (Unaudited)

Note 1 — Significant Accounting Policies

General Information

The foregoing data has been prepared from the unaudited financial records of Tootsie Roll Industries, Inc. (the “Company”). In the opinion of Management, all adjustments, which are of a normal recurring nature and necessary for a fair statement of the results for the interim period, have been reflected. Certain amounts previously reported have been reclassified to conform to the current year presentation. The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not contain certain information and disclosures required by GAAP for comprehensive financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”).

Results of operations for the period ended March 31, 2025 are not necessarily indicative of results to be expected for the year to end December 31, 2025 because of the seasonal nature of the Company’s operations. Historically, the third quarter has been the Company’s largest net product sales quarter due to pre-Halloween net product sales.

Revenue Recognition

The Company’s revenues, primarily net product sales resulting from the sale of goods, reflect the consideration to which the Company expects to be entitled generally based on customer purchase orders. The Company records revenue based on a five-step model in accordance with Accounting Standards Codification ("ASC") Topic 606. Adjustments for estimated customer cash discounts upon payment, discounts for price adjustments, product returns, allowances, and certain advertising and promotional costs, including consumer coupons, are variable consideration and are recorded as a reduction of net product sales revenue in the same period the related net product sales are recorded. Such estimates are calculated using historical averages adjusted for any expected changes due to current business conditions and experience. A net product sale is recorded when the Company delivers the product to the customer or, in certain instances, when the customer picks up the goods at the Company’s distribution center and thereby obtains control of such product. Amounts billed and due from our customers are classified as accounts receivable trade on the balance sheet and require payment on a short-term basis. Accounts receivable trade, less allowances, was $39,914, $43,811, $44,257, and $55,568 as of March 31, 2025, December 31, 2024, March 31, 2024, and December 31, 2023, respectively. Accounts receivable trade are unsecured. Shipping and handling costs of $13,916 and $13,616 in first quarter 2025 and 2024, respectively, are included in selling, marketing and administrative expenses. Advertising cost of $922 and $832 in first quarter 2025 and 2024, respectively, are included in selling, marketing and administrative expenses. Royalty income from sales-based licensing arrangements, pursuant to which revenue is recognized as the third-party licensee sales occur, and rental income are not considered revenue from contracts from customers and are presented separately from net product revenue as rental and royalty revenue.

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

Segment Information

The Company uses the management approach to determine segments by evaluating the nature of the Company’s operating activities, the relative significance of operating segments to consolidated results, how management organizes the business, and by evaluating what the Company’s chief operating decision maker (“CODM”) regularly reviews in deciding how to allocate resources and in assessing operating performance. The Company has determined that it currently has one reportable segment. The Company’s Chief Executive Officer, the Company’s CODM, focuses on consolidated results, specifically consolidated net income (loss), in assessing operating performance and allocating resources.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, "Improvements to Income Tax Disclosures". The amendments in this update affect income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this update are effective for annual periods beginning after December 15, 2024. The Company is currently evaluation the potential effects of this amendment on its Consolidated Financial Statements and believes the adoption will not significantly impact the presentation of our financial condition, results of operations and disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in this update require disclosure, in the notes to the financial statements, of specific expense categories present within expense captions presented on the face of the income statement within continuing operations of public business entities. The amendments in this update are effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. The Company is currently evaluating the potential effects of this amendment on its Consolidated Financial Statements and believes the adoption will not significantly impact the presentation of our financial condition, results or operations and disclosures.

Note 2 — Average Shares Outstanding

The average number of shares outstanding for first quarter 2025 reflects aggregate stock purchases of 209 shares for $6,483, excluding excise taxes, and a 3% stock dividend of 2,118 shares distributed on April 4, 2025. The average number of shares outstanding for first quarter 2024 reflects a 3% stock dividend of 2,075 shares distributed on April 5, 2024. There were no aggregate stock purchases during first quarter 2024.

Note 3 — Income Taxes

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company remains subject to examination by U.S. federal and state and foreign tax authorities for the years 2021 through 2023. The Company’s consolidated effective income tax rate was 21.6% and 21.4% in first quarter 2025 and 2024, respectively.

NOTE 4—Share Capital and Capital In Excess of Par Value:

							Capital in
			Class B				Excess
	Common Stock		Common Stock		Treasury Stock		of Par
	Shares	Amount	Shares	Amount	Shares	Amount	Value
	(000’s)		(000’s)		(000’s)
Balance at December 31, 2024	40,789	$28,325	30,286	$21,032	105	$(1,992)	$788,894
Issuance of 3% stock dividend	1,213	842	908	630	3	—	64,816
Conversion of Class B common shares to common shares	3	2	(3)	(2)	—	—	—
Purchase and retirement of common shares and other	(209)	(144)	—	—	—	—	(6,402)
Balance at March 31, 2025	41,796	$29,025	31,191	$21,660	108	$(1,992)	$847,308

Balance at December 31, 2023	39,999	$27,777	29,445	$20,448	102	$(1,992)	$737,453
Issuance of 3% stock dividend	1,196	830	882	613	3	—	64,800
Conversion of Class B common shares to common shares	16	12	(16)	(12)	—	—	—
Purchase and retirement of common shares and other	—	—	—	—	—	—	—
Balance at March 31, 2024	41,211	$28,619	30,311	$21,049	105	$(1,992)	$802,253

Note 5 — Fair Value Measurements

Current accounting guidance defines fair value as the price that would be received on the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Guidance requires disclosure of the extent to which fair value is used to measure financial assets and liabilities, the inputs utilized in calculating valuation measurements, and the effect of the measurement of significant unobservable inputs on earnings, or changes in net assets, as of the measurement date. Guidance establishes a three-level valuation hierarchy based upon the transparency of inputs utilized in the measurement and valuation of financial assets or liabilities as of the measurement date. Level 1 inputs include quoted prices for identical instruments and are the most observable. Level 2 inputs include quoted prices for similar assets and observable inputs such as interest rates, foreign currency exchange rates, commodity rates and yield curves. Level 3 inputs are not observable in the market and include Management’s own judgments about the assumptions market participants would use in pricing the asset or liability. The use of observable and unobservable inputs is reflected in the hierarchy assessment disclosed in the table below.

As of March 31, 2025, December 31, 2024 and March 31, 2024 the Company held certain financial assets that are required to be measured at fair value on a recurring basis. These included derivative hedging instruments related to the foreign currency forward contracts and purchase of certain raw materials, investments in trading securities and available for sale securities. The Company’s available for sale securities principally consist of corporate bonds and variable rate demand notes. The Company’s trading securities principally consist of mutual funds. The Company’s available for sale and trading securities, which utilize Level 2 inputs, are valued based on quoted market prices or alternative pricing sources with reasonable levels of price transparency.

The fair value of the Company’s industrial development bond at March 31, 2025, December 31, 2024 and March 31, 2024 was valued using Level 2 inputs which approximates the carrying value of $7,500 for the respective periods. Interest rates on the bond resets weekly based on current market conditions.

The following tables present information about the Company’s financial assets and liabilities measured at fair value as of March 31, 2025, December 31, 2024 and March 31, 2024 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Estimated Fair Value March 31, 2025
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$119,528	$119,528	$—	$—
Available for sale securities	287,136	4,124	283,012	—
Foreign currency derivatives	(620)	—	(620)	—
Commodity derivatives	(223)	(223)	—	—
Trading securities	100,892	82,512	18,380	—
Total assets measured at fair value	$506,713	$205,941	$300,772	$—

	Estimated Fair Value December 31, 2024
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$138,841	$138,841	$—	$—
Available for sale securities	283,060	4,102	278,958	—
Foreign currency derivatives	(818)	—	(818)	—
Commodity derivatives	(2,166)	(2,166)	—	—
Trading securities	105,067	86,925	18,142	—
Total assets measured at fair value	$523,984	$227,702	$296,282	$—

	Estimated Fair Value March 31, 2024
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$64,886	$64,886	$—	$—
Available for sale securities	277,471	4,038	273,433	—
Foreign currency derivatives	(29)	—	(29)	—
Commodity derivatives	(559)	(559)	—	—
Trading securities	95,957	78,362	17,595	—
Total assets measured at fair value	$437,726	$146,727	$290,999	$—

Note 6 — Derivative Instruments and Hedging Activities

The Company uses derivative instruments, including foreign currency forward contracts and commodity futures contracts, to manage its exposures to foreign exchange and commodity prices. Commodity futures contracts are used as hedges of market price risks associated with the anticipated purchases of certain raw materials (primarily sugar). Foreign currency forward contracts are used as hedges of the Company’s exposure to the variability of cash flows, primarily related to the foreign exchange rate changes of products manufactured in Canada and sold in the United States, and periodic equipment purchases from foreign suppliers denominated in a foreign currency. The Company does not engage in trading or other speculative use of derivative instruments.

The Company recognizes all derivative instruments as either assets or liabilities at fair value in the Condensed Consolidated Statement of Financial Position. Derivative assets are recorded in other receivables and derivative liabilities are recorded in accrued liabilities. The Company uses hedge accounting for its foreign currency and commodity derivative instruments. Derivatives that qualify for hedge accounting are designated as cash flow hedges by formally documenting the hedge relationships, including identification of the hedging instruments, the hedged items and other critical terms, as well as the Company’s risk management objectives and strategies for undertaking the hedge transaction. As of March 31, 2025, December 31, 2024 and March 31, 2024, all derivative instruments are accounted for using hedge accounting.

Changes in the fair value of the Company’s cash flow hedges are recorded in accumulated other comprehensive loss, net of tax, and are reclassified to earnings in the periods in which earnings are affected by the hedged item. Substantially all amounts reported in accumulated other comprehensive loss for commodity derivatives are expected to be reclassified to cost of goods sold. Approximately $387, $(55), and $(109) of this accumulated comprehensive loss (gain) is expected to be reclassified to earnings in 2025, 2026 and 2027, respectively. Approximately $388 and $232 reported in accumulated other comprehensive loss for foreign currency derivatives is expected to be reclassified to other income, net in 2025 and 2026, respectively.

The following tables summarize the Company’s outstanding derivative contracts and their effects on its Condensed Consolidated Statements of Financial Position at March 31, 2025, December 31, 2024 and March 31, 2024:

	March 31, 2025
	Notional
	Amounts	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign currency derivatives	$19,625	$—	$(620)
Commodity derivatives	15,223	326	(549)
Total derivatives		$326	$(1,169)

	December 31, 2024
	Notional
	Amounts	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign currency derivatives	$26,129	$—	$(818)
Commodity derivatives	20,959	39	(2,205)
Total derivatives		$39	$(3,023)

	March 31, 2024
	Notional
	Amounts	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign currency derivatives	$9,646	$25	$(54)
Commodity derivatives	24,413	211	(770)
Total derivatives		$236	$(824)

The effects of derivative instruments on the Company’s Condensed Consolidated Statements of Earnings and Retained Earnings and the Condensed Consolidated Statements of Comprehensive Earnings for periods ended March 31, 2025 and March 31, 2024 are as follows:

	For Quarter Ended March 31, 2025
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency derivatives	$(39)	$(237)	$—
Commodity derivatives	1,052	(891)	—
Total	$1,013	$(1,128)	$—

	For Quarter Ended March 31, 2024
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency derivatives	$(358)	$(26)	$—
Commodity derivatives	1,558	(409)	—
Total	$1,200	$(435)	$—

Note 7 — Pension Plans

Beginning in 2012, the Company has received periodic notices from Bakery and Confectionery Union and Industry International Pension Fund (Plan), a multi-employer defined benefit pension plan for certain Company union employees, that the Plan’s actuary certified the Plan to be in “critical status”, as defined by the Pension Protection Act (PPA) and the Pension Benefit Guaranty Corporation (PBGC); and that a plan of rehabilitation was adopted by the trustees of the Plan in 2012. Beginning in 2015, the Plan was reclassified to “critical and declining status”, as defined by the PPA and PBGC, for the plan year beginning January 1, 2015. A designation of “critical and declining status” implies that the Plan is expected to become insolvent in the next 20 years. In 2016, the Company received new notices that the Plan’s trustees adopted an updated Rehabilitation Plan effective January 1, 2016, and all annual notices through 2024 have continued to classify the Plan in the “critical and declining status” category. In June 2024, the PBGC announced that it has approved the Plan’s application for Special Financial Assistance under the American Rescue Plan Act of 2021. The Plan was granted approximately $3.4 billion in Special Financial Assistance funds and received those funds in July 2024. As a result of the Special Financial Assistance the plan status changes to “critical status” for 2024 and will be until the plan year ending in 2051.

The Company’s actuary believes that it still remains unclear if the Plan can remain solvent through the targeted date of 2051 although as a requirement of the American Rescue Plan Act of 2021, the Plan must remain in “critical status” through 2051 regardless of solvency. The regulations under the aforementioned PBGC financial assistance could result in a higher withdrawal liability even with PBGC financial assistance since those regulations require use of settlement interest rates to value all, instead of a portion, of the present value of vested benefits in determining the Company’s withdrawal liability. In addition, for withdrawal liability purposes, PBGC regulations require the Special Financial Assistance to be phased-in over a period of time instead of fully recognized immediately. While it is uncertain how the requirements imposed by the Special Financial Assistance will impact the Company’s withdrawal liability in the future, the Company’s actuary believes any withdrawal will continue to be limited to the twenty annual payments discussed below and that those payments will not be affected by Special Financial Assistance regulation.

The Company has been advised that its withdrawal liability would have been $97,500, $102,200 and $96,000 if it had withdrawn from the Plan during 2024, 2023 and 2022 respectively. Should the Company actually withdraw from the Plan at a future date, a withdrawal liability, which could be different than the above discussed amounts, could be payable to the Plan.

The amended rehabilitation plan, which continues, requires that employer contributions include 5% compounded annual surcharge increases each year for an unspecified period of time beginning January 2013 (in addition to the 5% interim surcharge initiated in 2012) as well as certain plan benefit reductions. In fourth quarter 2020, the Plan Trustees advised the Company that the surcharges would no longer increase and therefore be “frozen” at the rates and amounts in effect as of December 31, 2020 provided that the local bargaining union and the Company executed a formal consenting agreement by March 31, 2021. During first quarter 2021, the local bargaining union and the Company executed this agreement which resulted in the “freezing” of such surcharges as of December 31, 2020. The Company’s pension expense for this Plan for first quarter 2025 and 2024 was $698 and $704, respectively. The aforementioned expense includes surcharges of $246 and $248 for first quarter 2025 and 2024, respectively, as required under the amended plan of rehabilitation. The Company’s twelve months pension expense for this Plan for 2024 and 2023 was $3,332 and $3,516, respectively, which includes surcharges of $1,174 and $1,239, respectively.

Note 8 — Accumulated Other Comprehensive Earnings (Loss)

The following tables set forth information with respect to accumulated other comprehensive earnings (loss):

						Accumulated
	Foreign		Foreign		Postretirement	Other
	Currency		Currency	Commodity	and Pension	Comprehensive
	Translation	Investments	Derivatives	Derivatives	Benefits	Earnings (Loss)
Balance at December 31, 2024	$(24,787)	$1,184	$(621)	$(1,642)	$2,448	$(23,418)
Other comprehensive earnings (loss) before reclassifications	36	2,127	(31)	798	—	2,930
Reclassifications from accumulated other comprehensive loss	—	(16)	180	675	(155)	684
Other comprehensive earnings (loss) net of tax	36	2,111	149	1,473	(155)	3,614
Balance at March 31, 2025	$(24,751)	$3,295	$(472)	$(169)	$2,293	$(19,804)

Balance at December 31, 2023	$(21,050)	$(2,359)	$228	$(1,915)	$1,883	$(23,213)
Other comprehensive earnings (loss) before reclassifications	320	119	(271)	1,179	—	1,347
Reclassifications from accumulated other comprehensive loss	—	—	20	311	(121)	210
Other comprehensive earnings (loss) net of tax	320	119	(251)	1,490	(121)	1,557
Balance at March 31, 2024	$(20,730)	$(2,240)	$(23)	$(425)	$1,762	$(21,656)

The amounts reclassified from accumulated other comprehensive income (loss) consisted of the following:

Details about Accumulated Other	Quarter Ended		Location of (Gain) Loss
Comprehensive Income Components	March 31, 2025	March 31, 2024	Recognized in Earnings
Investments	$(21)	$—	Other income, net
Foreign currency derivatives	237	26	Other income, net
Commodity derivatives	891	409	Product cost of goods sold
Postretirement and pension benefits	(205)	(160)	Other income, net
Total before tax	902	275
Tax (expense) benefit	(218)	(65)
Net of tax	$684	$210

Note 9 — Restricted Cash

Restricted cash comprises certain cash deposits of the Company’s Spanish subsidiary with international banks that are pledged as collateral for letters of credit and bank borrowings.

Note 10 — Bank Loans

Bank loans consist of short term (less than 120 days) borrowings by the Company’s Spanish subsidiary that are held by international banks. The weighted-average interest rate as of March 31, 2025 and 2024 was 5.6% and 6.8%, respectively.

Note 11 — Leases

The Company leases certain buildings, land and equipment that are classified as operating leases. These leases have remaining lease terms of up to approximately 16 years. Operating lease cost totaled $359 and $375 in the first quarter of 2025 and 2024, respectively. Cash paid for operating lease liabilities totaled $346 and $268 in the first quarter of 2025 and 2024. As of March 31, 2025 and 2024, operating lease right-of-use assets were $5,791 and $6,896, respectively, and operating lease liabilities were $6,127 and $7,163, respectively. The weighted-average remaining lease term related to these operating leases was 11.0 years and 10.9 years as of March 31, 2025 and 2024, respectively. The weighted-average discount rate related to the Company’s operating leases was 3.6% and 3.7% as of March 31, 2025 and 2024, respectively. Maturities of the Company’s operating lease liabilities at March 31, 2025 are as follows: $947 in 2025 (rest of year), $774 in 2026, $709 in 2027, $315 in 2028, $119 in 2029 and $3,263 thereafter.

The Company, as lessor, rents certain commercial real estate to third-party lessees. The March 31, 2025 and 2024 cost related to these leased properties was $51,228 and $51,370, respectively, and the accumulated depreciation related to these leased properties was $19,530 and $18,227, respectively. Terms of such leases, including renewal options, may be extended for up to fifty-five years, many of which provide for periodic adjustment of rent payments based on changes in consumer or other price indices. The Company recognizes lease income on a straight-line basis over the lease term. Lease income in first quarter 2025 and 2024 was $1,787 and $1,587, respectively, and is classified in cash flows from operating activities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This financial review discusses the Company’s financial condition, results of operations, liquidity and capital resources and other matters. Dollars are presented in thousands, except per share amounts. This review should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes included in this Form 10-Q and with the Company’s Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”).

Net product sales were $146,521 in first quarter 2025 compared to $151,464 in first quarter 2024, a decrease of $4,943 or 3.3%. Domestic (U.S.) net product sales in first quarter 2025 decreased 1.8% compared to the corresponding period in the prior year and foreign net product sales, including exports to foreign markets, decreased 16.3% compared to the corresponding period in the prior year. For the first quarter 2025, domestic sales represented 91.4% of total consolidated net product sales. The Company continued to face a challenging market in first quarter 2025 as customers and consumers have become more resistant to higher price realization. These headwinds have had some adverse effect on sales in first quarter 2025.

Product cost of goods sold was $95,500 in first quarter 2025 compared to $102,732 in first quarter 2024. Product cost of goods sold includes $(155) and $365 of certain deferred compensation (credits) expenses in first quarter 2025 and 2024, respectively. These deferred compensation (credits) expenses principally resulted from the changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Excluding the adjustment for deferred compensation (credits) expenses, product cost of goods sold decreased from $102,367 in first quarter 2024 to $95,655 in first quarter 2025, a decrease of $6,712 or 6.6%. As a percentage of net product sales, adjusted product cost of goods sold was 65.3% and 67.6% in first quarter 2025 and 2024, respectively, a favorable decrease of 2.3 percentage points. First quarter 2025 product cost of goods sold and gross profit margins benefited from higher price realization, improvements in plant manufacturing operating efficiencies, and certain cost reductions.

In response to increases in input costs in recent years, many companies in the consumer products industry have increased selling prices. We have implemented price increases as well during these periods with the objective of improving sales price realization in order to recover our margin declines. Although we made progress in restoring our margins in first quarter 2025, cocoa and chocolate markets continue at significantly elevated levels compared to historical prices in past years. As a result, we expect to incur even higher cocoa and chocolate costs during the balance of 2025 and into 2026 as many of our older supply contracts expire and new contracts at higher costs become effective. Although the Company continues to monitor its input costs, we are mindful of the effects and limits when passing on the above-discussed higher input costs to our customers as well as the final consumers of our products.

The Company uses the Last-In-First-Out (LIFO) method of accounting for inventory and costs of goods sold which generally results in lower current net earnings during such periods of increasing costs and higher inflation. As a result, the above-discussed higher cocoa and chocolate costs will have an increasingly adverse effect on our gross profit margins as this year progresses. Although the Company continues to monitor its input costs, we are mindful of the effects and limits when passing on the above-discussed higher input costs to our customers as well as to the final consumers of our products.

Selling, marketing and administrative expenses were $29,390 in first quarter 2025 compared to $38,918 in first quarter 2024. Selling, marketing and administrative expenses include $(3,459) and $6,925 of certain deferred compensation (credits) expenses in first quarter 2025 and 2024, respectively. As discussed above, these expenses principally result from changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Excluding the adjustment for deferred compensation (credits) expenses, selling, marketing and administrative expenses increased from $31,993 in first quarter 2024 to $32,849 in first quarter 2025, an increase of $856 or 2.7%. As a percentage of net product sales, adjusted selling, marketing and administrative expenses increased from 21.1% in first quarter 2024 to 22.4% in first quarter 2025, an unfavorable increase of 1.3 percentage points. These higher expenses as a percentage of sales reflect the adverse effects of lower sales as certain expenses are generally fixed and do not change significantly with changes in sales.

Selling, marketing and administrative expenses include $13,916 and $13,616 for customer freight, delivery and warehousing expenses in first quarter 2025 and 2024, respectively, an increase of $300 or 2.2%. These expenses were 9.5% and 9.0% of net product sales in first quarter 2025 and 2024, respectively. Customer freight and delivery unit costs, including the cost per pound shipped, was less favorable in first quarter 2025 compared to the corresponding period in 2024.

Earnings from operations were $23,060 in first quarter 2025 compared to $11,110 in first quarter 2024. Earnings from operations include $(3,614) and $7,290 of certain deferred compensation (credits) expenses in first quarter 2025 and 2024, respectively, which is discussed above. Adjusting for these deferred compensation (credits) expenses, earnings from operations were $19,446 and $18,400 in first quarter 2025 and 2024, respectively, an increase of $1,046 or 5.7%. As a percentage of net product sales, these adjusted operating earnings were 13.3% and 12.1% in first quarter 2025 and 2024, respectively, a favorable increase of 1.2 percentage points. Higher price realization and resulting improvement in gross profit margins offset the adverse effects of lower sales volumes relating to first quarter 2025 adjusted operating earnings.

Other (loss) income, net was $(51) in first quarter 2025 compared to $9,032 in first quarter 2024. Other (loss) income, net for first quarter 2025 and 2024 includes net (losses) gains and investment income of $(3,614) and $7,290, respectively, on trading securities which provide an economic hedge of the Company’s deferred compensation liabilities on trading securities. The changes in net investment activity on trading securities in first quarter 2025 and 2024 reflect the overall changes in the equity markets during these periods. These changes were substantially offset by a like amount of deferred compensation expense included in product cost of goods sold and selling, marketing, and administrative expenses in the respective periods as discussed above.

Management believes the comparisons presented in the preceding paragraphs, after adjusting for changes in deferred compensation, are useful to our investors and other users of our financial information in assessing the operations of the Company.

Other (loss) income, net for first quarter 2025 and 2024 includes investment income from available for sale securities and cash equivalents of $3,461 and $1,862 in 2025 and 2024, respectively. The aforementioned increases in 2025 investment income reflects the higher interest rate environment in 2025, including the maturities of prior investments at lower yields, as well as higher average balances held in first quarter 2025 compared to the corresponding period in the prior year. Other (loss) income, net also includes an insurance recovery of $0.8 in first quarter 2025 and pre-tax losses on foreign exchange of $(544) and $(20) in first quarter 2025 and 2024, respectively.

The consolidated effective tax rates were 21.6% and 21.4% in first quarter 2025 and 2024. The Company has provided a full valuation allowance on its Spanish subsidiaries’ tax loss carry-forward benefits because the Company has concluded that it is not more-likely-than-not that these losses will be utilized before their expiration dates. The Spanish subsidiary has a history of net operating losses and it is not known when and if they will generate taxable income in the future.

Net earnings attributable to Tootsie Roll Industries, Inc. were $18,058 (after $17 net loss attributed to non-controlling interests) in first quarter 2025 compared to $15,834 (after $1 net income attributed to non-controlling interests) in first quarter 2024, and earnings per share were $0.25 and $0.22 in first quarter 2025 and 2024, respectively, an increase of $0.03 per share, or 13.6%. Earnings per share attributable to Tootsie Roll Industries, Inc. for first quarter 2025 benefited from the reduction in average shares outstanding resulting from purchases in the open market by the Company of its common stock during the preceding twelve months. Average shares outstanding decreased from 73,536 at first quarter 2024 to 72,957 at first quarter 2025.

The Company has foreign operating businesses in Mexico, Canada and Spain, and exports products to many foreign markets. The Company’s Spanish subsidiary (97% owned by the Company) incurred an operating loss of $0.6 in first quarter 2025 compared to its breakeven results in first quarter 2024. Company management expects the competitive and business challenges in Spain to continue. Management believes that operating losses at its Spanish subsidiary are expected to continue beyond 2025 and that these future losses, as well as some capital expenditures, will likely require additional cash financing.

Goodwill and intangibles, principally trademarks, are assessed annually as of December 31 or whenever events or circumstances indicate that the carrying values may not be recoverable from future cash flows. The Company has not identified any triggering events, as defined, or other adverse information that would indicate a material impairment of its goodwill or intangibles in first quarter 2025. Although Management has not identified any trigging events at this time relating to its intangibles, factors outlined in the Company’s risk factors discussed on Form 10-K for the year ended December 31, 2024, could change this assessment in the future.

Beginning in 2012, the Company has received periodic notices from the Bakery and Confectionery Union and Industry International Pension Fund (Plan), a multi-employer defined benefit pension plan for certain Company union employees, that the Plan’s actuary certified the Plan to be in “critical status”, as defined by the Pension Protection Act (PPA) and the Pension Benefit Guaranty Corporation (PBGC); and that a plan of rehabilitation was adopted by the trustees of the Plan in 2012. Beginning in 2015, the Plan was reclassified to “critical and declining status”, as defined by the PPA and PBGC, for the plan year beginning January 1, 2015. A designation of “critical and declining status” implies that the Plan is expected to become insolvent in the next 20 years. In 2016, the Company received new notices that the Plan’s trustees adopted an updated Rehabilitation Plan effective January 1, 2016, and all annual notices through 2024 have continued to classify the Plan in the “critical and declining status” category. In June 2024, the PBGC announced that it has approved the Plan’s application for Special Financial Assistance under the American Rescue Plan Act of 2021. The Plan was granted approximately $3.4 billion in Special Financial Assistance funds and received those funds in July 2024. As a result of the Special Financial Assistance the plan status changed to “critical status” for 2024 and will be until the plan year ending in 2051.

The Company’s actuary believes that it still remains unclear if the Plan can remain solvent through the targeted date of 2051 although as a requirement of the American Rescue Plan Act of 2021, the Plan must remain in “critical status” through 2051 regardless of solvency. The regulations under the aforementioned PBGC financial assistance could result in a higher withdrawal liability even with PBGC financial assistance since those regulations require use of settlement interest rates to value all, instead of a portion, of the present value of vested benefits in determining the Company’s withdrawal liability. In addition, for withdrawal liability purposes, PBGC regulations require the Special Financial Assistance to be phased-in over a period of time instead of fully recognized immediately. While it is uncertain how the requirements imposed by the Special Financial Assistance will impact the Company’s withdrawal liability in the future, the Company’s actuary believes any withdrawal will continue to be limited to the twenty annual payments discussed below and that those payments will not be affected by Special Financial Assistance regulation.

Based on these updated notices, the Plan’s funded percentage (plan investment assets as a percentage of plan liabilities), as defined, were 45.2%, 47.0%, and 49.3% as of January 1, 2024, 2023, and 2022, respectively (these valuation dates are as of the beginning of each Plan year and reflect the most recent information available). These funded percentages are based on actuarial values, as defined, and do not reflect the actual market value of Plan investments as of these dates. If the market value of investments had been used as of January 1, 2024, the funded percentage would be 41.7% (not 45.2%). As of the January 1, 2024 valuation date (most recent valuation available), only 15% of Plan participants were current active employees, 55% were retired or separated from service and receiving benefits, and 30% were retired or separated from service and entitled to future benefits. The number of current active employee Plan participants as of January 1, 2024 rose 2% from the previous year and 1% over the past two years. When compared to the Plan valuation date of January 1, 2011 (just prior to the Plan being certified to be in “critical status”), current active employee participants have declined 54%, whereas participants who were retired or separated from service and receiving benefits increased 1% and participants who were retired or separated from service and entitled to future benefits increased 2%.

The Company has been advised that its withdrawal liability would have been $97,500, $102,200 and $96,000 if it had withdrawn from the Plan during 2024, 2023 and 2022, respectively (most recent information provided by the Plan). The most recent decrease in the withdrawal liability as advised by the Plan was primarily driven by an increase in the PBGC interest rates used to value a portion of the present value of vested benefits (the Plan uses a blended interest rate assumption). As discussed above, the Plan was granted $3.4 billion in Special Financial Assistance in July 2024. The withdrawal liability, since it is calculated as of the end of 2023 as if the Company were to have withdrawn in 2024, does not include any of the $3.4 billion of assets received. After receiving the Special Financial Assistance, the Plan will be required to use PBGC interest rates to value all, instead of a portion, of the present value of vested benefits to provide an estimate of the Company’s withdrawal liability. In addition, for withdrawal liability purposes, PBGC regulations require the Special Financial Assistance to be phased-in over a period of time instead of fully recognized immediately. The impact of the Special Financial Assistance on the withdrawal liability has not been assessed by the Plan as of the date of this report.

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

The Company’s pension expense for this Plan for first quarter 2025 and 2024 was $698 and $704, respectively. This expense includes surcharges of $246 and $248 for first quarter 2025 and 2024, respectively, as required under the amended plan of rehabilitation. The Company’s twelve months pension expense for this Plan for 2024 and 2023 was $3,332 and $3,516, respectively, which includes surcharges of $1,174 and $1,239, respectively.

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

Our operations and sales are principally in North America, and our cross border transactions with Canada and Mexico qualify under the USMCA free-trade agreement. Certain ingredients, including cocoa, chocolate, and edible oils, as well as some packaging and other purchases, do have foreign origins outside of USMCA. Until such time that more clarity regarding tariffs, as well as possible retaliatory tariffs, is forthcoming, we are not able to ascertain the effects of more permanent tariffs on our business. Nonetheless, the Company has recently performed an internal analysis of the effects of the current temporary tariffs (in effect during this 90 day “pause” period) which affect certain foreign sourced ingredients and packaging materials and supplies. Based on this analysis, Management believes that such temporary tariffs, which are generally at the 10% temporary rate, is estimated to have approximately $4,500 of adverse annual (12 months) effects on our consolidated earnings from operations. When the permanent tariffs are finally determined, should they be above or below this temporary rate of 10%, our estimated annual increase in tariff costs should be adjusted accordingly.

The Company is focused on the longer term and therefore is continuing to make investments in plant manufacturing operations to meet new consumer and customer product demands, achieve product quality improvements, expand capacity in certain product lines, and increase operational efficiencies in order to provide genuine value to consumers.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows provided by operating activities were $3,602 and $21,401 in first quarter 2025 and 2024, respectively, an unfavorable decrease of $17,799. The decrease in cash flows from operating activities principally reflects changes in working capital primarily relating to accounts receivables and inventory during the comparative periods. The change in accounts receivable reflects lower sales in first quarter 2025 as well as timing of sales and collections in the comparative periods. The change in inventories reflect changes in the Company’s production plan in 2025 as compared to the prior year corresponding period.

Cash flows used in investing activities reflect $13,110 and $27,297 of purchases of available for sale securities during first quarter 2025 and 2024, respectively, and $11,727 and $12,655 of sales and maturities of available for sale securities during first quarter 2025 and 2024, respectively. First quarter 2025 and 2024 investing activities also include capital expenditures of $2,852 and $4,494, respectively. The Company is currently pursuing a plant expansion, including additions to and replacement of certain processing and packaging lines, to better meet higher level of forecasted demand for certain products on a timelier and more cost effective basis. The plant expansion is expected to take place over the next seven years with most of the expenditures expected to occur during 2025 through 2027. The total cost of this expansion will approximate $95,000 to $100,000, which includes estimated normal and recurring capital expenditures at this plant location, and is expected to be funded from the Company’s cash flow from operations and internal sources.

The Company’s condensed consolidated financial statements include bank borrowings of $975 and $1,050 at March 31, 2025 and 2024, respectively, all of which relate to its Spanish subsidiary. The Company had no other outstanding bank borrowings at March 31, 2025 and 2024.

Financing activities include Company common stock purchases and retirements of $6,483 and $0 in first quarter 2025 and 2024, respectively. Cash dividends of $12,781 and $12,491 were paid in first quarter 2025 and 2024, respectively.

The Company’s current ratio (current assets divided by current liabilities) was 4.2 to 1 at March 31, 2025 compared to 3.8 to 1 at December 31, 2024 and 3.8 to 1 at March 31, 2024. Net working capital was $250,938 at March 31, 2025 compared to $246,319 and $241,272 at December 31, 2024 and March 31, 2024, respectively. Included in net working capital is cash and cash equivalents and short-term investments totaling $176,607 at March 31, 2025 compared to $194,630 and $159,361 at December 31, 2024 and March 31, 2024, respectively. In addition, long term investments, principally debt securities comprising corporate bonds, were $330,949 at March 31, 2025, as compared to $332,338 and $278,953 at December 31, 2024 and March 31, 2024, respectively. Aggregate cash and cash equivalents and short and long-term investments were $507,556, $526,968, and $438,314, at March 31, 2025, December 31, 2024 and March 31, 2024, respectively, including $100,892, $105,067, and $95,957 at March 31, 2025, December 31, 2024 and March 31, 2024, respectively, relating to trading securities which are used as an economic hedge for the Company’s deferred compensation liabilities.

Investments in available for sale securities, primarily high quality corporate bonds that matured during first quarter 2025 and 2024, were generally used in working capital, capital expenditures or were replaced with debt securities of similar maturities. The net unrealized gain (loss) on available for sale investments was approximately $3,300 and $(2,200) at March 31, 2025 and 2024, respectively. The Company expects to hold most of these securities to maturity and therefore does not expect to ultimately realize a substantial portion of any of unrealized losses on individual investments (see also Item 3 below, QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK).

The Company periodically contributes to a VEBA trust, managed and controlled by the Company, to fund the estimated future costs of certain employee health, welfare and other benefits. The Company funded $20,000 to the VEBA trust in 2023. No contribution was made during first quarter. The Company has and will continue to use these VEBA funds to pay the actual cost of such benefits through part or all of 2027. The VEBA trust held $14,090, $13,926 and $19,258 of aggregate cash and cash equivalents at March 31, 2025, December 31, 2024 and March 31, 2024, respectively. This asset value is included in prepaid expenses and long-term other assets in the Company’s Condensed Consolidated Statement of Financial Position. These assets primarily comprise cash and corporate bonds and are categorized as Level 1 and Level 2 within the fair value hierarchy.

ACCOUNTING PRONOUNCEMENTS

See Note 1 of the Company’s Condensed Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See Note 1 of the Company’s Condensed Consolidated Financial Statements for more information related to our use of estimates in the preparation of financial statements as well as information related to material changes in our significant accounting policies that were included in our 2024 Form 10-K.

FORWARD-LOOKING STATEMENTS

This discussion and certain other sections contain forward-looking statements that are based largely on the Company’s current expectations and are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of words such as “anticipated,” “believe,” “expect,” “intend,” “estimate,” “project,” “plan” and other words of similar meaning in connection with a discussion of future operating or financial performance and are subject to certain factors, risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements. Such factors, risks, trends and uncertainties, which in some instances are beyond the Company’s control, include the effects of U.S. tariffs as well as retaliatory tariffs and other import fees and surcharges by other countries, the ability to recover increases in input costs through price increases and restoring margins, the overall competitive environment in the Company’s industry, successful distribution and sell-through during Halloween and other seasons, the availability of cocoa and chocolate at reasonable prices given that these markets are significantly elevated and volatile, and changes in assumptions, judgments and risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various market risks, including fluctuations in and sufficient availability of sugar, corn syrup, edible oils, including palm oils, cocoa, chocolate, dextrose, milk and whey, gum-base input ingredients, packaging, and fuel costs principally relating to freight and delivery fuel surcharges. The Company generally enters into annual supply contracts and hedges certain commodities (primarily sugar) to control and plan for such cost changes. The Company has experienced significant increases in its ingredient and packaging costs in 2023 and 2024. The Company has entered into longer-range supply contracts for its cocoa and chocolate needs in 2025 and much of 2026 in order to help ensure supply and reduce the risk of further increases in these ingredients. However, these extended cocoa and chocolate supply contracts are at significantly higher costs than in recent years. The cocoa market is experiencing unprecedented volatility and highs, and remains a risk for the intermediate term and possibly for a longer term. In addition, the current temporary tariffs, as well as the permanent tariffs, as discussed above in management discussion in Item 2, adds to the market risks of certain ingredients, packaging materials and supplies, and will likely have some adverse impact on these costs.

The Company is exposed to exchange rate fluctuations in the Canadian dollar which is the currency used for a portion of the raw material and packaging material costs and all labor, benefits and local plant operating costs at its Canadian plants. The Company generally enters into Canadian dollar forward contracts to hedge the Canadian currency risk. The Company is exposed to exchange rate fluctuations in Mexico, Canada, and Spain where its subsidiaries sell products in their local currencies. The Company invests principally in corporate bonds (available for sale securities) with an average maturity of three to five years, to manage its interest rate risk. While the Company generally holds these investments to maturity, the Company would sell prior to maturity if it was considered beneficial to do so for tax-planning strategies, credit quality or if the Company required the funds to finance a significant reinvestment in the Company, including an acquisition.

The Company believes that the above discussed policies and programs limit the Company’s exposure to significant interest rate fluctuations. Other than the cocoa and chocolate market and tariffs as discussed above, there have been no material changes in the Company’s market risks that would significantly affect the disclosures made in the Form 10-K for the year ended December 31, 2024.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of Management, the Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2025 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to Management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

The following update to our risk factors should be read in conjunction with the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our 2024 Annual Report on Form 10-K (the "2024 Form 10-K") filed with the SEC. Except as described herein, the Company is not aware of any material changes with respect to the risk factors disclosed in our 2024 Form 10-K.

Developments in economic and fiscal policy, most notably those related to tariff’s that were being contemplated by regulatory authorities at the time we filed the 2024 Form 10-K with the SEC, have had a nominal impact on our Company through the first quarter of 2025. Our products are principally produced and sold in North America. Product shipped between the United States and our Canada and Mexico manufacturing operations qualify under the U.S.-Mexico-Canada Agreement (“USMCA”) and under the current regulation, continue to be tariff-free. If regulators decide to impose tariffs, or other surcharges are levied by Canada and Mexico, on products that previously qualified under USMCA, the impact of tariffs on our cross-border shipments could be significant. Notwithstanding, we procure certain ingredients, including cocoa, chocolate and edible oils, as well as some packaging and other operating equipment and supplies, from sources outside of the United States and do not qualify as exempt from tariffs under USMCA. Imposing tariffs on goods we either import directly or purchase from suppliers who import certain products would have a negative impact on our business as well. We may be able to mitigate the impact by evaluating our sourcing strategies or working with our vendors but in most instances the inputs we need are only available from certain areas of the world outside of the USMCA. Until such time that more clarity regarding tariffs, as well as possible retaliatory tariffs, is forthcoming, we are not able to ascertain the effects of tariffs on our business.

With recent leadership changes at the U.S. Department of Health and Human Services and the U.S. Food and Drug Administration (“FDA”), as well as the Make America Healthy Again movement, the food industry is subject to increasing laws and regulations, as well as changes in consumer expectations and behavior. For example, in April 2025, it was announced that the FDA intends to phase out the approved use of petroleum-based synthetic dyes in food products. The Company anticipates continued developments in food industry legislation and regulatory requirements at the federal and state level as well. The significance of the impact remains uncertain at this time, as the Company continues to monitor and evaluate the evolving legal and regulatory landscape.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASE OF EQUITY SECURITIES

The following table summarizes the Company’s purchases of its common stock during the quarter ended March 31, 2025:

				(d) Approximate Dollar
	(a) Total		(c) Total Number of Shares	Value of Shares that
	Number of	(b) Average	Purchased as Part of	May Yet Be Purchased
	Shares	Price Paid per	Publicly Announced Plans	Under the Plans
Period	Purchased	Share	Or Programs	or Programs

Jan 1 to Jan 31	112,478	$31.34	Not Applicable	Not Applicable

Feb 1 to Feb 28	88,662	30.70	Not Applicable	Not Applicable

Mar 1 to Mar 31	7,379	30.88	Not Applicable	Not Applicable

Total	208,519	$31.05	Not Applicable	Not Applicable

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

TOOTSIE ROLL INDUSTRIES, INC.

Date:	May 9, 2025	BY:	/s/ ELLEN R. GORDON

Ellen R. Gordon
Chairman and Chief
Executive Officer

Date:	May 9, 2025	BY:	/s/ G. HOWARD EMBER, JR.

G. Howard Ember, Jr.
Vice President Finance and
Chief Financial Officer