Form 10-Q
period 2025-06-30
TOOTSIE ROLL INDUSTRIES INC
filed 2025-08-08
CIK 98677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (June 30, 2025).

Class	Outstanding

Common Stock, $0.694 par value	41,807,521
Class B Common Stock, $0.694 par value	31,179,109

TOOTSIE ROLL INDUSTRIES, INC.

June 30, 2025

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See “Forward-Looking Statements” under Part I — Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands) (Unaudited)

	June 30, 2025	December 31, 2024	June 30, 2024

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$120,521	$138,841	$45,623
Restricted cash	400	352	364
Investments	50,010	55,789	85,548
Accounts receivable trade, less allowances of $2,593, $2,184 and $2,494	48,698	43,811	45,565
Other receivables	6,845	6,832	7,049
Inventories:
Finished goods and work-in-process	81,838	43,603	84,410
Raw materials and supplies	45,704	34,022	44,889
Prepaid expenses	10,750	10,355	10,429
Total current assets	364,766	333,605	323,877

PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	21,783	21,710	21,669
Buildings	148,991	148,778	144,802
Machinery and equipment	500,922	499,210	484,409
Construction in progress	17,942	6,820	18,803
Operating lease right-of-use assets	5,554	6,043	6,607
	695,192	682,561	676,290
Less - accumulated depreciation	472,314	462,758	455,555
Net property, plant and equipment	222,878	219,803	220,735

OTHER ASSETS:
Goodwill	73,237	73,237	73,237
Trademarks	175,024	175,024	175,024
Investments	333,626	332,338	292,723
Prepaid expenses and other assets	10,248	11,633	15,474
Deferred income taxes	1,677	1,541	1,531
Total other assets	593,812	593,773	557,989
Total assets	$1,181,456	$1,147,181	$1,102,601

(The accompanying notes are an integral part of these statements.)

(in thousands except per share data) (Unaudited)

	June 30, 2025	December 31, 2024	June 30, 2024

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$21,158	$13,397	$20,009
Bank loans	1,018	924	1,046
Dividends payable	6,569	6,403	6,437
Accrued liabilities	60,840	63,607	57,206
Postretirement health care benefits	595	595	665
Operating lease liabilities	1,317	1,374	1,400
Income taxes payable	—	636	—
Deferred compensation	—	350	—
Total current liabilities	91,497	87,286	86,763

NONCURRENT LIABILITIES:
Deferred income taxes	56,932	54,537	45,277
Postretirement health care benefits	8,645	8,701	9,638
Industrial development bonds	7,500	7,500	7,500
Liability for uncertain tax positions	2,564	2,564	2,981
Operating lease liabilities	4,584	4,992	5,499
Deferred compensation and other liabilities	116,972	111,192	103,849
Total noncurrent liabilities	197,197	189,486	174,744

TOOTSIE ROLL INDUSTRIES, INC. SHAREHOLDERS’ EQUITY:
Common stock, $0.694 par value - 120,000 shares authorized; 41,808, 40,789 and 41,213, respectively, issued	29,033	28,325	28,620
Class B common stock, $0.694 par value - 40,000 shares authorized; 31,179, 30,286 and 30,309, respectively, issued	21,652	21,032	21,048
Capital in excess of par value	847,308	788,894	802,253
Retained earnings	14,140	57,902	15,359
Accumulated other comprehensive loss	(17,014)	(23,418)	(23,874)
Treasury stock (at cost) - 108, 105 and 105 shares, respectively	(1,992)	(1,992)	(1,992)
Total Tootsie Roll Industries, Inc. shareholders’ equity	893,127	870,743	841,414
Noncontrolling interests	(365)	(334)	(320)
Total equity	892,762	870,409	841,094
Total liabilities and shareholders’ equity	$1,181,456	$1,147,181	$1,102,601

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

EARNINGS AND RETAINED EARNINGS

(in thousands except per share amounts) (Unaudited)

	Quarter Ended		Year to Date Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Net product sales	$153,190	$148,819	$299,711	$300,283
Rental and royalty revenue	1,898	1,917	3,832	3,628
Total revenue	155,088	150,736	303,543	303,911
Product cost of goods sold	98,127	99,732	193,627	202,464
Rental and royalty cost	478	529	983	944
Total costs	98,605	100,261	194,610	203,408
Product gross margin	55,063	49,087	106,084	97,819
Rental and royalty gross margin	1,420	1,388	2,849	2,684
Total gross margin	56,483	50,475	108,933	100,503
Selling, marketing and administrative expenses	44,362	35,040	73,752	73,958
Earnings from operations	12,121	15,435	35,181	26,545
Other (loss) income, net	14,072	4,900	14,021	13,932
Earnings before income taxes	26,193	20,335	49,202	40,477
Provision for income taxes	8,663	4,701	13,631	9,008
Net earnings	17,530	15,634	35,571	31,469
Less: net (loss) income attributable to noncontrolling interests	(14)	(6)	(31)	(5)
Net earnings attributable to Tootsie Roll Industries, Inc.	$17,544	$15,640	$35,602	$31,474

Net earnings attributable to Tootsie Roll Industries, Inc. per share	$0.24	$0.21	$0.49	$0.43
Dividends per share *	$0.09	$0.09	$0.18	$0.18

Average number of shares outstanding	72,879	73,536	72,923	73,536

Retained earnings at beginning of period	$3,155	$6,147	$57,902	$62,949
Net earnings attributable to Tootsie Roll Industries, Inc.	17,544	15,640	35,602	31,474
Cash dividends	(6,559)	(6,428)	(12,928)	(12,669)
Stock dividends	—	—	(66,436)	(66,395)
Retained earnings at end of period	$14,140	$15,359	$14,140	$15,359

*Does not include 3% stock dividend to shareholders of record on 3/5/25 and 3/6/24.

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(in thousands except per share amounts) (Unaudited)

	Quarter Ended		Year to Date Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Net earnings	$17,530	$15,634	$35,571	$31,469

Other comprehensive income, before tax:
Foreign currency translation adjustments	1,346	(2,009)	1,382	(1,689)

Pension and postretirement reclassification adjustments:
Unrealized losses for the period on postretirement and pension benefits	—	—	—	—
Less: reclassification adjustment for gains to net earnings	(205)	(159)	(410)	(319)
Unrealized losses on postretirement and pension benefits	(205)	(159)	(410)	(319)

Investments:
Unrealized gains for the period on investments	1,698	826	4,504	983
Less: reclassification adjustment for gains to net earnings	(40)	(2)	(61)	(2)
Unrealized gains on investments	1,658	824	4,443	981

Derivatives:
Unrealized gains (losses) for the period on derivatives	(369)	(1,720)	644	(520)
Less: reclassification adjustment for losses to net earnings	821	778	1,949	1,213
Unrealized gains on derivatives	452	(942)	2,593	693

Total other comprehensive income (loss), before tax	3,251	(2,286)	8,008	(334)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(462)	68	(1,604)	(327)
Total comprehensive earnings	20,319	13,416	41,975	30,808
Comprehensive loss attributable to noncontrolling interests	(14)	(6)	(31)	(5)
Total comprehensive earnings attributable to Tootsie Roll Industries, Inc.	$20,333	$13,422	42,006	$30,813

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Year to Date Ended
	June 30, 2025	June 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$35,571	$31,469
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	9,185	9,162
Deferred income taxes	797	(486)
Amortization of marketable security premiums	157	1,103
Changes in operating assets and liabilities:
Accounts receivable	(4,477)	9,438
Other receivables	583	1,823
Inventories	(48,821)	(35,338)
Prepaid expenses and other assets	2,916	(657)
Accounts payable and accrued liabilities	3,467	798
Income taxes payable	(2,387)	(8,643)
Postretirement health care benefits	(467)	(334)
Deferred compensation and other liabilities	(1,459)	442
Net cash (used in) provided by operating activities	(4,935)	8,777
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10,363)	(8,421)
Purchases of trading securities	(1,756)	(1,587)
Sales of trading securities	2,070	442
Purchase of available for sale securities	(13,110)	(55,131)
Sale and maturity of available for sale securities	28,829	38,779
Net cash provided by (used in) investing activities	5,670	(25,918)
CASH FLOWS FROM FINANCING ACTIVITIES:
Shares purchased and retired	(6,483)	—
Dividends paid in cash	(12,928)	(12,634)
Proceeds from bank loans	1,663	1,039
Repayment of bank loans	(1,689)	(1,051)
Net cash used in financing activities	(19,437)	(12,646)
Effect of exchange rate changes on cash	430	(516)
Decrease in cash and cash equivalents	(18,272)	(30,303)
Cash, cash equivalents and restricted cash at beginning of year	139,193	76,290
Cash, cash equivalents and restricted cash at end of quarter	$120,921	$45,987

Supplemental cash flow information:
Income taxes paid, net	$15,975	$17,728
Interest paid	$114	$137
Stock dividend issued	$66,289	$66,243

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

Results of operations for the period ended June 30, 2025 are not necessarily indicative of results to be expected for the year to end December 31, 2025 because of the seasonal nature of the Company’s operations. Historically, the third quarter has been the Company’s largest net product sales quarter due to pre-Halloween net product sales.

Revenue Recognition

The Company’s revenues, primarily net product sales resulting from the sale of goods, reflect the consideration to which the Company expects to be entitled generally based on customer purchase orders. The Company records revenue based on a five-step model in accordance with Accounting Standards Codification ("ASC") Topic 606. Adjustments for estimated customer cash discounts upon payment, discounts for price adjustments, product returns, allowances, and certain advertising and promotional costs, including consumer coupons, are variable consideration and are recorded as a reduction of net product sales revenue in the same period the related net product sales are recorded. Such estimates are calculated using historical averages adjusted for any expected changes due to current business conditions and experience. The Company identified changes in business conditions in each of the periods presented that changed Management’s estimated current and future liabilities for prior period obligations resulting in a reduction in accrued liabilities and an increase in net product sales of $900 and $2,070 in second quarter 2025 and 2024, respectively; and $1,400 and $2,240 in first half 2025 and 2024, respectively. A net product sale is recorded when the Company delivers the product to the customer or, in certain instances, when the customer picks up the goods at the Company’s distribution center and thereby obtains control of such product. Amounts billed and due from our customers are classified as accounts receivable trade on the balance sheet and require payment on a short-term basis. Accounts receivable trade, less allowances, was $48,698, $43,811, $45,565, and $55,568 as of June 30, 2025, December 31, 2024, June 30, 2024, and December 31, 2023, respectively. Accounts receivable trade are unsecured. Shipping and handling costs of $13,047 and $13,839 in second quarter 2025 and 2024, respectively; and $26,963 and $27,455 in first half 2025 and 2024, respectively, are included in selling, marketing and administrative expenses. Advertising cost of $1,201 and $817 in second quarter 2025 and 2024, respectively; and $2,123 and $1,649 in first half 2025 and 2024, respectively, are included in selling, marketing and administrative expenses. Royalty income from sales-based licensing arrangements, pursuant to which revenue is recognized as the third-party licensee sales occur, and rental income are presented separately from net product revenue as rental and royalty revenue.

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

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40)”. The amendments in this update require disclosure, in the notes to the financial statements, of specific expense categories present within expense captions presented on the face of the income statement within continuing operations of public business entities. The amendments in this update are effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. The Company is currently evaluating the potential effects of this amendment on its Consolidated Financial Statements and believes the adoption will not significantly impact the presentation of our financial condition, results or operations and disclosures.

Note 2 — Average Shares Outstanding

The average number of shares outstanding for first half 2025 reflects aggregate stock purchases of 209 shares for $6,483, excluding excise taxes, and a 3% stock dividend of 2,118 shares distributed on April 4, 2025. The average number of shares outstanding for first half 2024 reflects a 3% stock dividend of 2,075 shares distributed on April 5, 2024. There were no stock purchases during first half 2024.

Note 3 — Income Taxes

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company remains subject to examination by U.S. federal and state and foreign tax authorities for the years 2021 through 2023. The Company’s consolidated effective income tax rate was 33.1% and 23.1% in second quarter 2025 and 2024, respectively; and 27.7% and 22.3% in first half 2025 and 2024, respectively.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA introduces changes to United States tax policy, trade regulations, and federal spending priorities. Key provisions include the extension and modification of tax provisions from the 2017 Tax Cuts and Jobs Act, modification of certain energy-related tax credits and incentives, and timing of deductions related to certain domestic expenses. The Company is currently assessing the potential implications of the legislation on its operations and consolidated financial statements.

NOTE 4—Share Capital and Capital In Excess of Par Value:

							Capital in
			Class B				Excess
	Common Stock		Common Stock		Treasury Stock		of Par
	Shares	Amount	Shares	Amount	Shares	Amount	Value
	(000’s)		(000’s)		(000’s)
Balance at March 31,2025	41,796	$29,025	31,191	$21,660	108	$(1,992)	$847,308
Issuance of 3% stock dividend	—	—	—	—	—	—	—
Conversion of Class B common shares to common shares	12	8	(12)	(8)	—	—	—
Purchase and retirement of common shares and other	—	—	—	—	—	—	—
Balance at June 30, 2025	41,808	$29,033	31,179	$21,652	108	$(1,992)	$847,308

Balance at March 31,2024	41,211	$28,619	30,311	$21,049	105	$(1,992)	$802,253
Issuance of 3% stock dividend	—	—	—	—	—	—	—
Conversion of Class B common shares to common shares	2	1	(2)	(1)	—	—	—
Purchase and retirement of common shares and other	—	—	—	—	—	—	—
Balance at June 30, 2024	41,213	$28,620	30,309	$21,048	105	$(1,992)	$802,253

Balance at December 31, 2024	40,789	$28,325	30,286	$21,032	105	$(1,992)	$788,894
Issuance of 3% stock dividend	1,213	842	908	630	3	—	64,816
Conversion of Class B common shares to common shares	15	10	(15)	(10)	—	—	—
Purchase and retirement of common shares and other	(209)	(144)	—	—	—	—	(6,402)
Balance at June 30, 2025	41,808	$29,033	31,179	$21,652	108	$(1,992)	$847,308

Balance at December 31, 2023	39,999	$27,777	29,445	$20,448	102	$(1,992)	$737,453
Issuance of 3% stock dividend	1,196	830	882	613	3	—	64,800
Conversion of Class B common shares to common shares	18	13	(18)	(13)	—	—	—
Purchase and retirement of common shares and other	—	—	—	—	—	—	—
Balance at June 30, 2024	41,213	$28,620	30,309	$21,048	105	$(1,992)	$802,253

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

As of June 30, 2025, December 31, 2024 and June 30, 2024 the Company held certain financial assets that are required to be measured at fair value on a recurring basis. These included derivative hedging instruments related to the foreign currency forward contracts and purchase of certain raw materials, investments in trading securities and available for sale securities. The Company’s available for sale securities principally consist of corporate bonds and variable rate demand notes. The Company’s trading securities principally consist of mutual funds. The Company’s available for sale and trading securities, which utilize Level 2 inputs, are valued based on quoted market prices or alternative pricing sources with reasonable levels of price transparency.

The fair value of the Company’s industrial development bond at June 30, 2025, December 31, 2024 and June 30, 2024 was valued using Level 2 inputs which approximates the carrying value of $7,500 for the respective periods. Interest rates on the bond reset weekly based on current market conditions.

The following tables present information about the Company’s financial assets and liabilities measured at fair value as of June 30, 2025, December 31, 2024 and June 30, 2024 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Estimated Fair Value June 30, 2025
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$120,521	$120,521	$—	$—
Available for sale securities	271,627	4,143	267,484	—
Foreign currency derivatives	239	—	239	—
Commodity derivatives	(630)	(630)	—	—
Trading securities	112,009	95,499	16,510	—
Total assets measured at fair value	$503,766	$219,533	$284,233	$—

	Estimated Fair Value December 31, 2024
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$138,841	$138,841	$—	$—
Available for sale securities	283,060	4,102	278,958	—
Foreign currency derivatives	(818)	—	(818)	—
Commodity derivatives	(2,166)	(2,166)	—	—
Trading securities	105,067	86,925	18,142	—
Total assets measured at fair value	$523,984	$227,702	$296,282	$—

	Estimated Fair Value June 30, 2024
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$45,623	$45,623	$—	$—
Available for sale securities	279,543	4,049	275,494	—
Foreign currency derivatives	(43)	—	(43)	—
Commodity derivatives	(1,487)	(1,487)	—	—
Trading securities	98,728	81,058	17,670	—
Total assets measured at fair value	$422,364	$129,243	$293,121	$—

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

The Company recognizes all derivative instruments as either assets or liabilities at fair value in the Condensed Consolidated Statement of Financial Position. Derivative assets are recorded in other receivables and long-term other assets. Derivative liabilities are recorded in accrued liabilities and long-term other liabilities. The Company uses hedge accounting for its foreign currency and commodity derivative instruments. Derivatives that qualify for hedge accounting are designated as cash flow hedges by formally documenting the hedge relationships, including identification of the hedging instruments, the hedged items and other critical terms, as well as the Company’s risk management objectives and strategies for undertaking the hedge transaction. As of June 30, 2025, December 31, 2024 and June 30, 2024, all derivative instruments were accounted for using hedge accounting.

Changes in the fair value of the Company’s cash flow hedges are recorded in accumulated other comprehensive loss, net of tax, and are reclassified to earnings in the periods in which earnings are affected by the hedged item. Substantially all amounts reported in accumulated other comprehensive loss for commodity derivatives are expected to be reclassified to cost of goods sold; approximately $193, $507, and $(70) of this accumulated comprehensive loss (gain) is expected to be reclassified to earnings in 2025, 2026 and 2027, respectively. Approximately $62 and $177 of the foreign currency derivatives gain, reported in accumulated other comprehensive loss, is expected to be reclassified to other income, net in 2025 and 2026, respectively.

The following tables summarize the Company’s outstanding derivative contracts and their effects on its Condensed Consolidated Statements of Financial Position at June 30, 2025, December 31, 2024 and June 30, 2024:

	June 30, 2025
	Notional
	Amounts	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign currency derivatives	$13,106	$239	$-
Commodity derivatives	12,527	85	(715)
Total derivatives		$324	$(715)

	December 31, 2024
	Notional
	Amounts	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign currency derivatives	$26,129	$—	$(818)
Commodity derivatives	20,959	39	(2,205)
Total derivatives		$39	$(3,023)

	June 30, 2024
	Notional
	Amounts	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign currency derivatives	$5,168	$-	$(43)
Commodity derivatives	22,055	9	(1,496)
Total derivatives		$9	$(1,539)

The effects of derivative instruments on the Company’s Condensed Consolidated Statements of Earnings and Retained Earnings and the Condensed Consolidated Statements of Comprehensive Earnings for periods ended June 30, 2025 and June 30, 2024 are as follows:

	For Quarter Ended June 30, 2025
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency derivatives	$867	$8	$—
Commodity derivatives	(1,236)	(829)	—
Total	$(369)	$(821)	$—

	For Quarter Ended June 30, 2024
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency derivatives	$(114)	$(100)	$—
Commodity derivatives	(1,606)	(678)	—
Total	$(1,720)	$(778)	$—

	For Year to Date Ended June 30, 2025
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency derivatives	$828	$(229)	$—
Commodity derivatives	(184)	(1,720)	—
Total	$644	$(1,949)	$—

	For Year to Date Ended June 30, 2024
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency derivatives	$(472)	$(126)	$—
Commodity derivatives	(48)	(1,087)	—
Total	$(520)	$(1,213)	$—

Note 7 — Pension Plans

Since 2012, the Company has received periodic notices from the Bakery and Confectionery Union and Industry International Pension Fund (Plan), a multi-employer defined benefit pension plan for certain Company union employees, that the Plan’s actuary certified the Plan to be in “critical status”, as defined by the Pension Protection Act (PPA) and the Pension Benefit Guaranty Corporation (PBGC); and that a plan of rehabilitation was adopted by the trustees of the Plan in 2012. In 2015, the Plan was reclassified to “critical and declining status”, as defined by the PPA and PBGC, for the plan year beginning January 1, 2015. A designation of “critical and declining status” implies that the Plan is expected to become insolvent in the next 20 years. In 2016, the Company received new notices that the Plan’s trustees adopted an updated Rehabilitation Plan effective January 1, 2016, and all annual notices through 2024 have continued to classify the Plan in the “critical and declining status” category. In June 2024, the PBGC announced that it has approved the Plan’s application for Special Financial Assistance under the American Rescue Plan Act of 2021. The Plan was granted approximately $3.4 billion in Special Financial Assistance, funds and received those funds in July 2024. As a result of the Special Financial Assistance the plan status changed to “critical status” for 2024 and will be until the plan year ending in 2051. The Company’s actuary believes that it still remains unclear if the Plan can remain solvent through the targeted date of 2051 although as a requirement of the American Rescue Plan Act of 2021, the Plan must remain in “critical status” through 2051 regardless of solvency.

The Company has been advised that its withdrawal liability would have been $97,500, $102,200 and $96,000 if it had withdrawn from the Plan during 2024, 2023 and 2022 respectively, although these estimates do not consider the impact of the Special Financial Assistance received. The regulations under the aforementioned PBGC financial assistance could result in a higher withdrawal liability even with PBGC financial assistance since those regulations require use of settlement interest rates to value all, instead of a portion, of the present value of vested benefits in determining the Company’s withdrawal liability. In addition, for withdrawal liability purposes, PBGC regulations require the Special Financial Assistance to be phased-in over a period of time instead of being fully recognized immediately. While it is uncertain how the requirements imposed by the Special Financial Assistance will impact the Company’s withdrawal liability in the future, the Company’s actuary believes any withdrawal will continue to be limited to twenty annual payments that in total may be less than the above withdrawal liability. Should the Company actually withdraw from the Plan at a future date, a withdrawal liability, which could be different than the above discussed amounts, could be payable to the Plan.

The amended Rehabilitation Plan requires that employer contributions include 5% compounded annual surcharge increases each year for an unspecified period of time, which began January 2013 (in addition to the 5% interim surcharge initiated in 2012) as well as certain plan benefit reductions. In fourth quarter 2020, the Plan Trustees advised the Company that the surcharges would no longer increase and therefore be “frozen” at the rates and amounts in effect as of December 31, 2020 provided that the local bargaining union and the Company executed a formal consenting agreement by March 31, 2021, which occurred in the first quarter 2021. The agreement resulted in the “freezing” of such surcharges as of December 31, 2020. The Company’s pension expense for this Plan for first half 2025 and 2024 was $1,744 and $1,770, respectively, which includes surcharges of $615 and $624 as required under the amended Rehabilitation Plan. The Company’s twelve months pension expense for this Plan for 2024 and 2023 was $3,332 and $3,516, respectively, which includes surcharges of $1,174 and $1,239, respectively.

Note 8 — Accumulated Other Comprehensive Earnings (Loss)

The following tables set forth information with respect to accumulated other comprehensive earnings (loss):

						Accumulated
	Foreign		Foreign		Postretirement	Other
	Currency		Currency	Commodity	and Pension	Comprehensive
	Translation	Investments	Derivatives	Derivatives	Benefits	Earnings (Loss)
Balance at March 31,2025	$(24,751)	$3,295	$(472)	$(169)	$2,293	$(19,804)
Other comprehensive earnings (loss) before reclassifications	1,346	1,287	658	(937)	—	2,354
Reclassifications from accumulated other comprehensive loss	—	(30)	(6)	629	(157)	436
Other comprehensive earnings (loss) net of tax	1,346	1,257	652	(308)	(157)	2,790
Balance at June 30, 2025	$(23,405)	$4,552	$180	$(477)	$2,136	$(17,014)

Balance at March 31,2024	$(20,730)	$(2,240)	$(23)	$(425)	$1,762	$(21,656)
Other comprehensive earnings (loss) before reclassifications	(2,009)	627	(86)	(1,214)	—	(2,682)
Reclassifications from accumulated other comprehensive loss	—	(2)	75	512	(121)	464
Other comprehensive earnings (loss) net of tax	(2,009)	625	(11)	(702)	(121)	(2,218)
Balance at June 30, 2024	$(22,739)	$(1,615)	$(34)	$(1,127)	$1,641	$(23,874)

Balance at December 31, 2024	$(24,787)	$1,184	$(621)	$(1,642)	$2,448	$(23,418)
Other comprehensive earnings (loss) before reclassifications	1,382	3,414	627	(139)	—	5,284
Reclassifications from accumulated other comprehensive loss	—	(46)	174	1,304	(312)	1,120
Other comprehensive earnings (loss) net of tax	1,382	3,368	801	1,165	(312)	6,404
Balance at June 30, 2025	$(23,405)	$4,552	$180	$(477)	$2,136	$(17,014)

Balance at December 31, 2023	$(21,050)	$(2,359)	$228	$(1,915)	$1,883	$(23,213)
Other comprehensive earnings (loss) before reclassifications	(1,689)	746	(357)	(35)	—	(1,335)
Reclassifications from accumulated other comprehensive loss	—	(2)	95	823	(242)	674
Other comprehensive earnings (loss) net of tax	(1,689)	744	(262)	788	(242)	(661)
Balance at June 30, 2024	$(22,739)	$(1,615)	$(34)	$(1,127)	$1,641	$(23,874)

The amounts reclassified from accumulated other comprehensive income (loss) consisted of the following:

Details about Accumulated Other	Quarter Ended		Year to Date Ended		Location of (Gain) Loss
Comprehensive Income Components	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024	Recognized in Earnings
Investments	$(40)	$(2)	$(61)	$(2)	Other income, net
Foreign currency derivatives	(8)	100	229	126	Other income, net
Commodity derivatives	829	678	1,720	1,087	Product cost of goods sold
Postretirement and pension benefits	(205)	(159)	(410)	(319)	Other income, net
Total before tax	576	617	1,478	892
Tax (expense) benefit	(140)	(153)	(358)	(218)
Net of tax	$436	$464	$1,120	$674

Note 9 — Restricted Cash

Restricted cash comprises certain cash deposits of the Company’s Spanish subsidiary with international banks that are pledged as collateral for letters of credit and bank borrowings.

Note 10 — Bank Loans

Bank loans consist of short term (less than 120 days) borrowings by the Company’s Spanish subsidiary that are held by international banks. The weighted-average interest rate as of June 30, 2025 and 2024 was 4.7% and 6.4%, respectively.

Note 11 — Leases

The Company leases certain buildings, land and equipment that are classified as operating leases. These leases have remaining lease terms of up to approximately 16 years. Operating lease cost totaled $366 and $368 in the second quarter 2025 and 2024, respectively, and $731 and $735 in first half 2025 and 2024, respectively. Cash paid for operating lease liabilities totaled $355 and $342 in the second quarter of 2025 and 2024, respectively, and $708 and $601 in first half 2025 and 2024, respectively. As of June 30, 2025 and 2024, operating lease right-of-use assets were $5,554 and $6,607, respectively, and operating lease liabilities were $5,901 and $6,899, respectively. The weighted-average remaining lease term related to these operating leases was 11.0 years and 10.9 years as of June 30, 2025 and 2024, respectively. The weighted-average discount rate related to the Company’s operating leases was 3.6% and 3.7% as of June 30, 2025 and 2024, respectively. Maturities of the Company’s operating lease liabilities at June 30, 2025 are as follows: $714 in 2025 (rest of year), $781 in 2026, $709 in 2027, $315 in 2028, $119 in 2029 and $3,263 thereafter.

The Company, as lessor, rents certain commercial real estate to third-party lessees. The June 30, 2025 and 2024 cost related to these leased properties was $51,228 and $51,370, respectively, and the accumulated depreciation related to these leased properties was $19,617 and $18,492, respectively. Terms of such leases, including renewal options, may be extended for up to fifty-five years, many of which provide for periodic adjustment of rent payments based on changes in consumer or other price indices. The Company recognizes lease income on a straight-line basis over the lease term. Lease income was $1,826 and $1,835 in second quarter 2025 and 2024, respectively, and $3,613 and $3,422 in first half 2025 and 2024, respectively, and is classified in cash flows from operating activities.

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

Net product sales were $153,190 in second quarter 2025 compared to $148,819 in second quarter 2024, an increase of $4,371 or 2.9%. First half 2025 net product sales were $299,711 compared to $300,283 in first half 2024, a decrease of $572 or 0.2%. Domestic (U.S.) net product sales in second quarter and first half 2025 increased by 4.6% and 1.4% compared to the corresponding period in the prior year; and foreign net product sales, including exports to foreign markets and the effects of foreign translations, decreased 16.8% and 16.5%, respectively, compared to the corresponding period in the prior year. For the second quarter and first half 2025, domestic sales represented 93.8% and 92.6%, respectively, of total consolidated net product sales. Successful marketing and sales programs contributed to higher sales in second quarter 2025 compared to the prior year second quarter, however, the timing of sales, including seasonal sales, between second and third quarter 2025 did provide some additional benefit to second quarter 2025 when compared to second quarter 2024.  The Company continued to face a challenging market in second quarter and first half 2025 as customers and consumers have become more resistant to higher price realization.

Product cost of goods sold was $98,127 in second quarter 2025 compared to $99,732 in second quarter 2024, and $193,627 in first half 2025 compared to $202,464 in first half 2024. Product cost of goods sold includes $467 and $122 of certain deferred compensation expenses in second quarter 2025 and 2024, respectively, and $312 and $487 of certain deferred compensation expenses in first half 2025 and 2024, respectively. These deferred compensation expenses principally resulted from the changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Excluding the adjustment for deferred compensation expenses, product cost of goods sold decreased from $99,610 in second quarter 2024 to $97,660 in second quarter 2025, a decrease of $1,950 or 2.0%; and from $201,977 in first half 2024 to $193,315 in first half 2025, a decrease of $8,662 or 4.3%. As a percentage of net product sales, adjusted product cost of goods sold was 63.8% and 66.9% in second quarter 2025 and 2024, respectively, a decrease of 3.1 percentage points; and 64.5% and 67.3% in first half 2025 and 2024, respectively, a decrease of 2.8 percentage points. Second quarter and first half 2025 product cost of goods sold and gross profit margins benefited from higher price realization implemented to restore margins, improvements in plant manufacturing operating efficiencies, and certain cost reductions.

In response to increases in input costs in recent years, many companies in the consumer products industry have increased selling prices. We have implemented price increases as well during these periods with the objective of improving sales price realization in order to recover our margin declines. Although we made progress in restoring our margins in second quarter and first half 2025, prices of cocoa and chocolate continue at significantly elevated levels compared to historical prices in past years. As a result, we expect to incur even higher cocoa and chocolate unit costs during the balance of 2025 and into 2026 as many of our older supply contracts expire and new contracts at higher costs become effective. Although the Company continues to monitor its input costs, we are mindful of the effects and limits when passing on the above-discussed higher input costs to our customers as well as the final consumers of our products.

The Company uses the Last-In-First-Out (LIFO) method of accounting for inventory and costs of goods sold which generally results in lower current net earnings during such periods of increasing costs and higher inflation. As a result, the above-discussed higher cocoa and chocolate costs will have an increasingly adverse effect on our gross profit margins as this year progresses.

Selling, marketing and administrative expenses were $44,362 in second quarter 2025 compared to $35,040 in second quarter 2024; and $73,752 in first half 2025 compared to $73,958 in first half 2024. Selling, marketing and administrative expenses include $10,403 and $2,370 of certain deferred compensation expenses in second quarter 2025 and 2024, respectively, and $6,944 and 9,295 of certain deferred compensation expenses in first half 2025 and

2024, respectively. As discussed above, these expenses principally result from changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Excluding the adjustment for deferred compensation expenses, selling, marketing and administrative expenses increased from $32,670 in second quarter 2024 to $33,959 in second quarter 2025, an increase of $1,289 or 3.9%; and from $64,663 in first half 2024 to $66,808 in first half 2025, an increase of $2,145 or 3.3%. As a percentage of net product sales, adjusted selling, marketing and administrative expenses increased from 22.0% in second quarter 2024 to 22.2% in second quarter 2025, an unfavorable change of 0.2 percentage points; and from 21.5% in first half 2024 to 22.3% in first half 2025, an unfavorable change of 0.8 percentage points. These higher expenses as a percentage of sales reflect the adverse effects of lower sales as many of our selling, marketing and administrative expenses are fixed and do not change significantly with changes in sales.

Selling, marketing and administrative expenses include $13,047 and $13,839 for customer freight, delivery and warehousing expenses in second quarter 2025 and 2024, respectively, a decrease of $792 or 5.7%; and $26,963 and $27,455 in first half 2025 and 2024, respectively, a decrease of $492 or 1.8%. These expenses were 8.5% and 9.3% of net product sales in second quarter 2025 and 2024, respectively; and 9.0% and 9.1% of net product sales in first half 2025 and 2024, respectively. Customer freight and delivery unit costs, including the cost per pound shipped, were favorable in second quarter 2025 compared to the corresponding period in 2024.

As outlined in Note 1 to the consolidated financial statements, the Company records revenue from net product sales based on accounting guidance. Adjustments for estimated customer cash discounts upon payment, discounts for price adjustments, product returns, allowances and certain advertising and promotional costs, including consumer coupons, are variable consideration and are recorded as a reduction of net product sales revenue in the same period the related net product sales are record. These estimates are calculated using historical averages adjusted for any expected changes due to current business conditions and experience. The Company identified changes in business conditions in each of the periods presented that changed Management’s estimated current and future liabilities for prior period obligations resulting in a reduction in accrued liabilities and an increase in net product sales of $900 and $2,070 in second quarter 2025 and 2024, respectively; and $1,400 and $2,240 in first half 2025 and 2024, respectively.

Earnings from operations were $12,121 in second quarter 2025 compared to $15,435 in second quarter 2024; and were $35,181 in first half 2025 compared to $26,545 in first half 2024. Earnings from operations include $10,870 and $2,492 of certain deferred compensation expenses in second quarter 2025 and 2024, respectively; and include $7,256 and $9,782 of certain deferred compensation expenses in first half 2025 and 2024, respectively, which is discussed above. Adjusting for this deferred compensation expenses, adjusted earnings from operations were $22,991 and $17,927 in second quarter 2025 and 2024, respectively, an increase of $5,064 or 28.2%; and $42,437 and $36,327 in first half 2025 and 2024, respectively, an increase of $6,110 or 16.8%. As a percentage of net product sales, these adjusted operating earnings were 15.0% and 12.0% in second quarter 2025 and 2024, respectively, a favorable 3.0 percentage point change; and 14.2% and 12.1% in first half 2025 and 2024, respectively, a favorable 2.1 percentage point change. Improvements in gross profit margins, as discussed above, was the principal driver of these favorable changes in operating earnings in second quarter and first half 2025.

Other income, net was $14,072 in second quarter 2025 compared to $4,900 in second quarter 2024; and $14,021 in first half 2025 compared to $13,932 in first half 2024. Other income, net includes net gains and investment income of $10,870 and $2,492 for second quarter 2025 and 2024, respectively, and $7,256 and $9,782 in first half 2025 and 2024, respectively, on trading securities which provide an economic hedge of the Company’s deferred compensation liabilities on trading securities. The changes in net investment activity on trading securities in second quarter and first half 2025 and 2024 reflect the overall changes in the equity markets during these periods. These changes were substantially offset by a like amount of deferred compensation expense included in product cost of goods sold and selling, marketing, and administrative expenses in the respective periods as discussed above.

Management believes the comparisons presented in the preceding paragraphs, after adjusting for changes in deferred compensation, are useful to our investors and other users of our financial information in assessing the operations of the Company.

Other income, net includes investment income from available for sale securities and cash equivalents of $3,485 and $2,114 for second quarter 2025 and 2024, respectively; and $6,946 and $3,977 in first half 2025 and 2024, respectively. The increases in 2025 investment income reflects the higher interest rate environment in 2025, including the maturities of prior investments at lower yields, as well as higher average balances held in second quarter and first half 2025 compared to the corresponding period in the prior year. Other income, net also includes an insurance recovery of $479 in second quarter 2025 and $1,307 in first half 2025. In addition, other income, net also includes pre-tax gain (loss) on foreign exchange of $(843) and $140 in second quarter 2025 and 2024, respectively; and $(1,387) and $120 in first half 2025 and 2024, respectively.

The Company’s effective income tax rates were 33.1% and 23.1% in second quarter 2025 and 2024, respectively, and 27.75 and 22.3% in first half 2025 and 2024, respectively. These higher effective tax rates principally reflect the adverse effect of certain deferred compensation that will not be deductible for income taxes when paid in future periods.

Net earnings attributable to Tootsie Roll Industries, Inc. were $17,544 (after $14 net loss attributed to non-controlling interests) in second quarter 2025 compared to $15,640 (after $6 net loss attributed to non-controlling interests) in second quarter 2024, and earnings per share were $0.24 and $0.21 in second quarter 2025 and 2024, respectively, an increase of $0.03 per share, or 14.3%. First half 2025 net earnings attributable to Tootsie Roll Industries, Inc. were $35,602 (after $31 net loss attributed to non-controlling interests) compared to first half 2024 net earnings of $31,474 (after $5 net loss attributed to non-controlling interests), and net earnings per share were $0.49 and $0.43 in first half 2025 and first half 2024, respectively, an increase of $0.06 per share or 14.0%. Earnings per share attributable to Tootsie Roll Industries, Inc. for second quarter and first half 2025 benefited from the reduction in average shares outstanding resulting from purchases in the open market by the Company of its common stock during the preceding twelve months. Average shares outstanding decreased from 73,536 at second quarter 2024 to 72,879 at second quarter 2025, and from 73,536 in first half 2024 to 72,923 in first half 2025.

Goodwill and intangibles, principally trademarks, are assessed annually as of December 31 or whenever events or circumstances indicate that the carrying values may not be recoverable from future cash flows. The Company has not identified any triggering events, as defined, or other adverse information that would indicate a material impairment of its goodwill or intangibles in second quarter or first half 2025. Although Management has not identified any trigging events at this time relating to its intangibles, factors outlined in the Company’s risk factors discussed on Form 10-K for the year ended December 31, 2024, could change this assessment in the future.

Beginning in 2012, the Company has received periodic notices from the Bakery and Confectionery Union and Industry International Pension Fund (Plan), a multi-employer defined benefit pension plan for certain Company union employees, that the Plan’s actuary certified the Plan to be in “critical status”, as defined by the Pension Protection Act (PPA) and the Pension Benefit Guaranty Corporation (PBGC); and that a plan of rehabilitation was adopted by the trustees of the Plan in 2012. In 2015, the Plan was reclassified to “critical and declining status”, as defined by the PPA and PBGC, for the plan year beginning January 1, 2015. A designation of “critical and declining status” implies that the Plan is expected to become insolvent in the next 20 years. In 2016, the Company received new notices that the Plan’s trustees adopted an updated Rehabilitation Plan effective January 1, 2016, and all annual notices through 2024 have continued to classify the Plan in the “critical and declining status” category. In June 2024, the PBGC announced that it has approved the Plan’s application for Special Financial Assistance under the American Rescue Plan Act of 2021. The Plan was granted approximately $3.4 billion in Special Financial Assistance funds and received those funds in July 2024. As a result of the Special Financial Assistance, the plan status changed to “critical status” for 2024 and will be until the plan year ending in 2051.

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

The Company’s pension expense for this Plan for first half 2025 and 2024 was $1,744 and $1,770, respectively. The aforementioned expense includes surcharges of $615 and $624 for first half 2025 and 2024, respectively, as required under the amended plan of rehabilitation. The Company’s twelve months pension expense for this Plan for 2024 and 2023 was $3,332 and $3,516 respectively, which includes surcharges of $1,174 and $1,239, respectively.

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

Our operations and sales are principally in North America, and our cross-border transactions with Canada and Mexico qualify under the USMCA free-trade agreement. Certain ingredients, including cocoa, chocolate, and edible oils, as well as some packaging and other purchases, do have foreign origins outside of USMCA. Until such time that more clarity regarding tariffs, as well as possible retaliatory tariffs, is forthcoming, we are not able to ascertain the effects of more permanent tariffs on our business. Nonetheless, the Company has recently performed an internal analysis of the effects of the current tariffs, some of which are temporary, reciprocal, “base-line” or minimum 10% tariffs, that affect certain foreign sourced ingredients, packaging materials and supplies. Based on this analysis, Management believes that current tariffs are estimated to have approximately $6,800 of adverse annual (12 months) effects on our consolidated earnings from operations. When the permanent tariffs are finally determined, should they be above or below the current tariff rates, our estimated annual increase in tariff costs should be adjusted accordingly. There has been some discussion in the Trump administration that ingredients that cannot be sourced in the USA (e.g. cocoa) may be exempt from future tariffs. In addition, the Company does purchase manufacturing equipment from foreign sources, principally the European Union, and therefore, such purchases will become more costly due to new tariffs being imposed.

The Company is focused on the longer term and therefore is continuing to make investments in plant manufacturing operations to meet new consumer and customer product demands, achieve product quality improvements, expand capacity in certain product lines, and increase operational efficiencies in order to provide genuine value to consumers.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows (used in) provided by operating activities were $(4,935) and $8,777 in first half 2025 and 2024, respectively, an unfavorable decrease of $13,712. The decrease in cash flows from operating activities principally reflects changes in working capital, primarily relating to accounts receivables and inventory, during the comparative periods. The change in accounts receivable reflects the timing of sales and collections in the comparative periods. The change in inventories reflect changes in the Company’s production plan in 2025 as compared to the prior year corresponding period.

Cash flows provided by (used in) investing activities were $5,670 and $(25,918) in first half 2025 and 2024, respectively, a favorable increase of $31,588. The increase in cash flows from investing activities principally reflects a decline in purchases of available for sale securities, and a corresponding increase in cash and cash equivalents during the comparative periods. First half 2025 and 2024 investing activities also include capital expenditures of $10,363 and $8,421, respectively. The Company is currently pursuing a plant expansion, including additions to and replacement of certain processing and packaging lines, to better meet higher level of forecasted demand for certain products on a timelier and more cost-effective basis. The plant expansion is expected to take place over the next five years with most of the capital expenditures expected to occur during 2026 through 2027. The total cost of this expansion will approximate $95,000 to $100,000, which includes estimated normal and recurring capital expenditures at this plant location, and is expected to be funded from the Company’s cash flow from operations and internal sources.

The Company’s condensed consolidated financial statements include bank borrowings of $1,018 and $1,046 at June 30, 2025 and 2024, respectively, all of which relate to its Spanish subsidiary. The Company had no other outstanding bank borrowings at June 30, 2025 and 2024.

Financing activities include Company common stock purchases and retirements of $6,483 and $0 in first half 2025 and 2024, respectively. Cash dividends of $12,928 and $12,634 were paid in first half 2025 and 2024, respectively.

The Company’s current ratio (current assets divided by current liabilities) was 4.0 to 1 at June 30, 2025 compared to 3.8 to 1 at December 31, 2024 and 3.7 to 1 at June 30, 2024. Net working capital was $273,269 at June 30, 2025 compared to $246,319 and $237,114 at December 31, 2024 and June 30, 2024, respectively. Included in net working capital is cash and cash equivalents and short-term investments totaling $170,531 at June 30, 2025 compared to $194,630 and $131,171 at December 31, 2024 and June 30, 2024, respectively. In addition, long term investments, principally debt securities comprising corporate bonds, were $333,626 at March 31, 2025, as compared to $332,338 and $292,723 at December 31, 2024 and June 30, 2024, respectively. Aggregate cash and cash equivalents and short and long-term investments were $504,157, $526,968, and $423,894, at June 30, 2025, December 31, 2024 and June 30, 2024, respectively, including $112,009, $105,067, and $98,728 at June 30, 2025, December 31, 2024 and June 30, 2024, respectively, relating to trading securities which are used as an economic hedge for the Company’s deferred compensation liabilities.

Investments in available for sale securities, primarily high-quality corporate bonds, that matured during first half 2025 and 2024, were generally used in working capital, capital expenditures or were replaced with debt securities of similar maturities. The net unrealized gain (loss) on available for sale investments was approximately $4,600 and $(1,600) at June 30, 2025 and 2024, respectively. The Company expects to hold most of these securities to maturity and therefore does not expect to ultimately realize a substantial portion of any of unrealized losses on individual investments (see also Item 3 below, QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK).

The Company periodically contributes to a VEBA trust, managed and controlled by the Company, to fund the estimated future costs of certain employee health, welfare and other benefits. The Company funded $20,000 to the VEBA trust in 2023. No contribution was made during first half 2025. The Company has and will continue to use these VEBA funds to pay the actual cost of such benefits through part or all of 2027. The VEBA trust held $12,509, $13,926 and $19,436 of aggregate cash and cash equivalents at June 30, 2025, December 31, 2024 and June 30, 2024, respectively. This asset value is included in prepaid expenses and long-term other assets in the Company’s Condensed Consolidated Statement of Financial Position. These assets primarily comprise cash and corporate bonds and are categorized as Level 1 and Level 2 within the fair value hierarchy.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various market risks, including fluctuations in and sufficient availability of sugar, corn syrup, edible oils, including palm oils, cocoa, chocolate, dextrose, milk and whey, gum-base input ingredients, packaging, and fuel costs principally relating to freight and delivery fuel surcharges. The Company generally enters into annual supply contracts and hedges certain commodities (primarily sugar) to control and plan for such cost changes. The Company has experienced significant increases in its ingredient and packaging costs in recent years, and cocoa and chocolate costs continue at elevated levels compared to longer-term historical prices. The Company has entered into longer-range supply contracts for its cocoa and chocolate needs in 2025 and much of 2026 in order to help ensure supply and reduce the risk of further increases in these ingredients. However, these extended cocoa and chocolate supply contracts are at significantly higher costs than in recent years. The cocoa market is experiencing unprecedented volatility and highs, and remains a risk for the intermediate term and possibly for a longer term. In addition, the current temporary tariffs, as well as the permanent tariffs, as discussed above in management discussion in Item 2, adds to the market risks of certain ingredients, packaging materials and supplies, and will likely have some adverse impact on these costs.

The Company is exposed to exchange rate fluctuations in the Canadian dollar which is the currency used for a portion of the raw material and packaging material costs and all labor, benefits and local plant operating costs at its Canadian plants. The Company generally enters into Canadian dollar forward contracts to hedge the Canadian currency risk. The Company is exposed to exchange rate fluctuations in Mexico, Canada, and Spain where its subsidiaries sell products in their local currencies. The Company invests principally in corporate bonds (available for sale securities) with an average maturity of three to five years, to manage its interest rate risk. While the Company generally holds these investments to maturity, the Company would sell prior to maturity if it was considered beneficial to do so for tax-planning strategies, credit quality, improved yield opportunities in consultation with its investment advisors, or if the Company required the funds to finance a significant reinvestment in the Company, including an acquisition.

The Company believes that the above discussed policies and programs limit the Company’s exposure to significant interest rate fluctuations. Other than the cocoa and chocolate market and tariffs as discussed above, there have been no material changes in the Company’s market risks that would significantly affect the disclosures made in the Form 10-K for the year ended December 31, 2024.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of Management, the Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2025 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to Management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our business and operating results could be materially adversely affected by the imposition of tariffs and other surcharges on our products and the ingredients, packaging and operating equipment and supplies used in our products.

Our products are principally produced and sold in North America. Product shipped and transferred between the United States and our Canada and Mexico manufacturing operations qualify under the U.S.-Mexico-Canada Agreement (“USMCA”) and under the current regulation, continue to be tariff-free. If regulators decide to impose tariffs, or other surcharges are levied by Canada and Mexico, on products that previously qualified under USMCA, the impact of tariffs on our cross-border shipments could be significant. Notwithstanding, we procure certain ingredients, including cocoa, chocolate and edible oils, as well as some packaging and other operating equipment and supplies, from sources outside of the United States which are currently subject to tariffs. Certain purchases are at higher costs in 2025 due to the current tariffs. Imposing tariffs on goods we either import directly or purchase from suppliers who import certain materials would have a negative impact on our business. We may be able to mitigate some of this impact by evaluating our sourcing strategies or working with our vendors, but in many instances the inputs we need are only available from certain areas of the world outside of the United States. Until such time that more clarity regarding tariffs, as well as possible retaliatory tariffs, is forthcoming, we are not able to ascertain the full effect of tariffs on our business.

The Company anticipates continued developments in food industry legislation and regulatory requirements at the federal and state level and such developments could adversely affect our business and operating results.

With recent leadership changes at the U.S. Department of Health and Human Services and the U.S. Food and Drug Administration (“FDA”), as well as the Make America Healthy Again movement, the food industry is subject to increasing laws and regulations, as well as changes in consumer expectations and behavior. For example, in April 2025, it was announced that the FDA intends to phase out the approved use of petroleum-based synthetic dyes in food products. The Company anticipates continued developments in food industry legislation and regulatory requirements at the federal and state level. The significance of the impact remains uncertain at this time, as the Company continues to monitor and evaluate the evolving legal and regulatory landscape.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASE OF EQUITY SECURITIES

The following table summarizes the Company’s purchases of its common stock during the quarter ended June 30, 2025:

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

TOOTSIE ROLL INDUSTRIES, INC.

Date:	August 8, 2025	BY:	/s/ ELLEN R. GORDON

Ellen R. Gordon
Chairman and Chief
Executive Officer

Date:	August 8, 2025	BY:	/s/ G. HOWARD EMBER, JR.

G. Howard Ember, Jr.
Vice President Finance and
Chief Financial Officer