Form 10-Q
period 2025-09-30
TOOTSIE ROLL INDUSTRIES INC
filed 2025-11-07
CIK 98677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (September 30, 2025).

Class	Outstanding

Common Stock, $0.694 par value	41,820,835
Class B Common Stock, $0.694 par value	31,165,795

TOOTSIE ROLL INDUSTRIES, INC.

September 30, 2025

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See “Forward-Looking Statements” under Part I — Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands) (Unaudited)

	September 30, 2025	December 31, 2024	September 30, 2024

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$78,895	$138,841	$91,711
Restricted cash	398	352	378
Investments	40,935	55,789	71,500
Accounts receivable trade, less allowances of $3,154, $2,184 and $2,913	72,975	43,811	72,519
Other receivables	6,486	6,832	5,386
Inventories:
Finished goods and work-in-process	56,448	43,603	54,411
Raw materials and supplies	39,661	34,022	40,182
Prepaid expenses	7,408	10,355	7,317
Total current assets	303,206	333,605	343,404

PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	21,795	21,710	21,647
Buildings	149,041	148,778	144,856
Machinery and equipment	501,489	499,210	484,119
Construction in progress	29,208	6,820	23,812
Operating lease right-of-use assets	5,293	6,043	6,313
	706,826	682,561	680,747
Less - accumulated depreciation	476,806	462,758	459,617
Net property, plant and equipment	230,020	219,803	221,130

OTHER ASSETS:
Goodwill	73,237	73,237	73,237
Trademarks	175,024	175,024	175,024
Investments	436,532	332,338	318,344
Prepaid expenses and other assets	8,821	11,633	13,647
Deferred income taxes	1,723	1,541	1,431
Total other assets	695,337	593,773	581,683
Total assets	$1,228,563	$1,147,181	$1,146,217

(The accompanying notes are an integral part of these statements.)

(in thousands except per share data) (Unaudited)

	September 30, 2025	December 31, 2024	September 30, 2024

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$21,108	$13,397	$20,572
Bank loans	1,011	924	1,078
Dividends payable	6,569	6,403	6,426
Accrued liabilities	70,302	63,607	65,044
Postretirement health care benefits	595	595	665
Operating lease liabilities	1,234	1,374	1,382
Income taxes payable	6,203	636	552
Deferred compensation	—	350	—
Total current liabilities	107,022	87,286	95,719

NONCURRENT LIABILITIES:
Deferred income taxes	54,938	54,537	46,754
Postretirement health care benefits	8,661	8,701	9,644
Industrial development bonds	7,500	7,500	7,500
Liability for uncertain tax positions	2,428	2,564	2,595
Operating lease liabilities	4,415	4,992	5,240
Deferred compensation and other liabilities	125,126	111,192	108,935
Total noncurrent liabilities	203,068	189,486	180,668

TOOTSIE ROLL INDUSTRIES, INC. SHAREHOLDERS’ EQUITY:
Common stock, $0.694 par value - 120,000 shares authorized; 41,821, 40,789 and 41,146, respectively, issued	29,042	28,325	28,574
Class B common stock, $0.694 par value - 40,000 shares authorized; 31,166, 30,286 and 30,299, respectively, issued	21,643	21,032	21,041
Capital in excess of par value	847,308	788,894	800,087
Retained earnings	43,240	57,902	41,787
Accumulated other comprehensive loss	(20,391)	(23,418)	(19,336)
Treasury stock (at cost) - 108, 105 and 105 shares, respectively	(1,992)	(1,992)	(1,992)
Total Tootsie Roll Industries, Inc. shareholders’ equity	918,850	870,743	870,161
Noncontrolling interests	(377)	(334)	(331)
Total equity	918,473	870,409	869,830
Total liabilities and shareholders’ equity	$1,228,563	$1,147,181	$1,146,217

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

EARNINGS AND RETAINED EARNINGS

(in thousands except per share amounts) (Unaudited)

	Quarter Ended		Year to Date Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Net product sales	$230,614	$223,891	$530,325	$524,174
Rental and royalty revenue	2,091	2,043	5,923	5,671
Total revenue	232,705	225,934	536,248	529,845
Product cost of goods sold	152,741	148,266	346,368	350,730
Rental and royalty cost	566	599	1,549	1,543
Total costs	153,307	148,865	347,917	352,273
Product gross margin	77,873	75,625	183,957	173,444
Rental and royalty gross margin	1,525	1,444	4,374	4,128
Total gross margin	79,398	77,069	188,331	177,572
Selling, marketing and administrative expenses	47,031	41,825	120,783	115,783
Earnings from operations	32,367	35,244	67,548	61,789
Other (loss) income, net	16,233	7,188	30,254	21,120
Earnings before income taxes	48,600	42,432	97,802	82,909
Provision for income taxes	12,953	9,599	26,584	18,607
Net earnings	35,647	32,833	71,218	64,302
Less: net (loss) income attributable to noncontrolling interests	(12)	(11)	(43)	(16)
Net earnings attributable to Tootsie Roll Industries, Inc.	$35,659	$32,844	$71,261	$64,318

Net earnings attributable to Tootsie Roll Industries, Inc. per share	$0.49	$0.45	$0.98	$0.87
Dividends per share *	$0.09	$0.09	$0.27	$0.27

Average number of shares outstanding	72,879	73,497	72,910	73,520

Retained earnings at beginning of period	$14,140	$15,359	$57,902	$62,949
Net earnings attributable to Tootsie Roll Industries, Inc.	35,659	32,844	71,261	64,318
Cash dividends	(6,559)	(6,416)	(19,487)	(19,085)
Stock dividends	—	—	(66,436)	(66,395)
Retained earnings at end of period	$43,240	$41,787	$43,240	$41,787

*Does not include 3% stock dividend to shareholders of record on 3/5/25 and 3/6/24.

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(in thousands except per share amounts) (Unaudited)

	Quarter Ended		Year to Date Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Net earnings	$35,647	$32,833	$71,218	$64,302

Other comprehensive income, before tax:
Foreign currency translation adjustments	531	(1,370)	1,913	(3,059)

Pension and postretirement reclassification adjustments:
Unrealized gains (losses) for the period on postretirement and pension benefits	—	—	—	—
Less: reclassification adjustment for (gains) losses to net earnings	(205)	(160)	(615)	(479)
Unrealized gains (losses) on postretirement and pension benefits	(205)	(160)	(615)	(479)

Investments:
Unrealized gains (losses) for the period on investments	(4,453)	6,470	51	7,453
Less: reclassification adjustment for (gains) losses to net earnings	—	(8)	(61)	(10)
Unrealized gains (losses) on investments	(4,453)	6,462	(10)	7,443

Derivatives:
Unrealized gains (losses) for the period on derivatives	(616)	1,010	28	490
Less: reclassification adjustment for (gains) losses to net earnings	117	481	2,066	1,694
Unrealized gains (losses) on derivatives	(499)	1,491	2,094	2,184

Total other comprehensive income (loss), before tax	(4,626)	6,423	3,382	6,089
Income tax expense (benefit) related to items of other comprehensive income (loss)	1,249	(1,885)	(355)	(2,212)
Total comprehensive earnings	32,270	37,371	74,245	68,179
Comprehensive loss attributable to noncontrolling interests	(12)	(11)	(43)	(16)
Total comprehensive earnings attributable to Tootsie Roll Industries, Inc.	$32,282	$37,382	74,288	$68,195

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Year to Date Ended
	September 30, 2025	September 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$71,218	$64,302
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	14,051	13,717
Deferred income taxes	43	(883)
Amortization (accretion) of marketable security premiums / discounts, net	(4,832)	1,560
Changes in operating assets and liabilities:
Accounts receivable	(28,375)	(18,459)
Other receivables	769	4,118
Inventories	(17,381)	(1,132)
Prepaid expenses and other assets	5,809	3,581
Accounts payable and accrued liabilities	11,915	10,256
Income taxes payable	5,431	(7,719)
Postretirement health care benefits	(656)	(488)
Deferred compensation and other liabilities	(704)	1,249
Net cash provided by (used in) operating activities	57,288	70,102
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(21,914)	(13,911)
Purchases of trading securities	(2,006)	(1,934)
Sales of trading securities	2,070	482
Purchase of available for sale securities	(116,790)	(82,391)
Sale and maturity of available for sale securities	46,797	65,578
Net cash provided by (used in) investing activities	(91,843)	(32,176)
CASH FLOWS FROM FINANCING ACTIVITIES:
Shares purchased and retired	(6,483)	(2,196)
Dividends paid in cash	(19,497)	(19,062)
Proceeds from bank loans	2,297	2,885
Repayment of bank loans	(2,297)	(2,908)
Net cash provided by (used in) financing activities	(25,980)	(21,281)
Effect of exchange rate changes on cash	635	(846)
Increase (decrease) in cash and cash equivalents	(59,900)	15,799
Cash, cash equivalents and restricted cash at beginning of year	139,193	76,290
Cash, cash equivalents and restricted cash at end of quarter	$79,293	$92,089

Supplemental cash flow information:
Income taxes paid, net	$21,539	$26,861
Interest paid	$163	$204
Stock dividend issued	$66,289	$66,243

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

Results of operations for the period ended September 30, 2025 are not necessarily indicative of results to be expected for the year to end December 31, 2025 because of the seasonal nature of the Company’s operations. Historically, the third quarter has been the Company’s largest net product sales quarter due to pre-Halloween net product sales.

Revenue Recognition

The Company’s revenues, primarily net product sales resulting from the sale of goods, reflect the consideration to which the Company expects to be entitled generally based on customer purchase orders. The Company records revenue based on a five-step model in accordance with Accounting Standards Codification ("ASC") Topic 606. Adjustments for estimated customer cash discounts upon payment, discounts for price adjustments, product returns, allowances, and certain advertising and promotional costs, including consumer coupons, are variable consideration and are recorded as a reduction of net product sales revenue in the same period the related net product sales are recorded. Such estimates are calculated using historical averages adjusted for any expected changes due to current business conditions and experience. The Company identified changes in business conditions in each of the periods presented that changed Management’s estimated current and future liabilities for prior period obligations resulting in a reduction in accrued liabilities and an increase in net product sales of $200 and $3,725 in third quarter 2025 and 2024, respectively; and $1,600 and $5,965 in nine months 2025 and 2024, respectively. A net product sale is recorded when the Company delivers the product to the customer or, in certain instances, when the customer picks up the goods at the Company’s distribution center and thereby obtains control of such product. Amounts billed and due from our customers are classified as accounts receivable trade on the balance sheet and require payment on a short-term basis. Accounts receivable trade, less allowances, was $72,975, $43,811, $72,519, and $55,568 as of September 30, 2025, December 31, 2024, September 30, 2024, and December 31, 2023, respectively. Accounts receivable trade are unsecured. Shipping and handling costs of $15,434 and $15,442 in third quarter 2025 and 2024, respectively; and $42,397 and $42,897 in nine months 2025 and 2024, respectively, are included in selling, marketing and administrative expenses. Advertising cost of $1,931 and $1,281 in third quarter 2025 and 2024, respectively; and $4,054 and $2,930 in nine months 2025 and 2024, respectively, are included in selling, marketing and administrative expenses. Royalty income from sales-based licensing arrangements, pursuant to which revenue is recognized as the third-party licensee sales occur, and rental income are presented separately from net product revenue as rental and royalty revenue.

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

Out-of-Period Bond Discount Accretion Third Quarter of Fiscal 2025

Subsequent to the filing of our fiscal 2024 Form 10-K in March 2025, and our second quarter 2025 Form 10-Q in May 2025, we determined that we were not accreting bond discounts to income as part of our investment portfolio.  As a result, we under-recognized income relating to available for sale investments, as reported in Other (loss) income, net in 2023, 2024 and for the first two quarters of 2025 by a cumulative pre-tax amount of $4,495. We evaluated the error, both qualitatively and quantitatively, and determined that no prior interim or annual periods were materially misstated. Therefore, to correct the cumulative error on the Consolidated Financial Statements, the Consolidated Financial Statements for third quarter and nine months 2025 include pre-tax out-of-period adjustments of $4,495 and $3,231, respectively, that increased Other (loss) income, net by reclassifying unrealized gains from Accumulated other comprehensive loss.

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

Note 2 — Average Shares Outstanding

The average number of shares outstanding for nine months 2025 reflects aggregate stock purchases of 209 shares for $6,483, excluding excise taxes, and a 3% stock dividend of 2,118 shares distributed on April 4, 2025. The average number of shares outstanding for nine months 2024 reflects aggregate stock purchases of 77 shares for $2,196, excluding excise taxes, and a 3% stock dividend of 2,075 shares distributed on April 5, 2024.

Note 3 — Income Taxes

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company remains subject to examination by U.S. federal and state and foreign tax authorities for the years 2021 through 2023. The Company’s consolidated effective income tax rate was 26.7% and 22.6% in third quarter 2025 and 2024, respectively; and 27.2% and 22.4% in nine months 2025 and 2024, respectively.

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

NOTE 4—Share Capital and Capital In Excess of Par Value:

							Capital in
			Class B				Excess
	Common Stock		Common Stock		Treasury Stock		of Par
	Shares	Amount	Shares	Amount	Shares	Amount	Value
	(000’s)		(000’s)		(000’s)
Balance at June 30,2025	41,808	$29,033	31,179	$21,652	108	$(1,992)	$847,308
Issuance of 3% stock dividend	—	—	—	—	—	—	—
Conversion of Class B common shares to common shares	13	9	(13)	(9)	—	—	—
Purchase and retirement of common shares and other	—	—	—	—	—	—	—
Balance at September 30, 2025	41,821	$29,042	31,166	$21,643	108	$(1,992)	$847,308

Balance at June 30,2024	41,213	$28,620	30,309	$21,048	105	$(1,992)	$802,253
Issuance of 3% stock dividend	—	—	—	—	—	—	—
Conversion of Class B common shares to common shares	10	7	(10)	(7)	—	—	—
Purchase and retirement of common shares and other	(77)	(53)	—	—	—	—	(2,166)
Balance at September 30, 2024	41,146	$28,574	30,299	$21,041	105	$(1,992)	$800,087

Balance at December 31, 2024	40,789	$28,325	30,286	$21,032	105	$(1,992)	$788,894
Issuance of 3% stock dividend	1,213	842	908	630	3	—	64,816
Conversion of Class B common shares to common shares	28	19	(28)	(19)	—	—	—
Purchase and retirement of common shares and other	(209)	(144)	—	—	—	—	(6,402)
Balance at September 30, 2025	41,821	$29,042	31,166	$21,643	108	$(1,992)	$847,308

Balance at December 31, 2023	39,999	$27,777	29,445	$20,448	102	$(1,992)	$737,453
Issuance of 3% stock dividend	1,196	830	882	613	3	—	64,800
Conversion of Class B common shares to common shares	28	20	(28)	(20)	—	—	—
Purchase and retirement of common shares and other	(77)	(53)	—	—	—	—	(2,166)
Balance at September 30, 2024	41,146	$28,574	30,299	$21,041	105	$(1,992)	$800,087

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

As of September 30, 2025, December 31, 2024 and September 30, 2024 the Company held certain financial assets that are required to be measured at fair value on a recurring basis. These included derivative hedging instruments related to the foreign currency forward contracts and purchase of certain raw materials, investments in trading securities and available for sale securities. The Company’s available for sale securities principally consist of corporate bonds. The Company’s trading securities principally consist of mutual funds. The Company’s available for sale and trading securities, which utilize Level 2 inputs, are valued based on quoted market prices or alternative pricing sources with reasonable levels of price transparency.

The fair value of the Company’s industrial development bond at September 30, 2025, December 31, 2024 and September 30, 2024 was valued using Level 2 inputs which approximates the carrying value of $7,500 for the respective periods. Interest rates on the bond reset weekly based on current market conditions.

The following tables present information about the Company’s financial assets and liabilities measured at fair value as of September 30, 2025, December 31, 2024 and September 30, 2024 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Estimated Fair Value September 30, 2025
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$78,895	$78,895	$—	$—
Available for sale securities	357,875	2,940	354,935	—
Foreign currency derivatives	(61)	—	(61)	—
Commodity derivatives	(829)	(829)	—	—
Trading securities	119,592	102,805	16,787	—
Total assets measured at fair value	$555,472	$183,811	$371,661	$—

	Estimated Fair Value December 31, 2024
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$138,841	$138,841	$—	$—
Available for sale securities	283,060	4,102	278,958	—
Foreign currency derivatives	(818)	—	(818)	—
Commodity derivatives	(2,166)	(2,166)	—	—
Trading securities	105,067	86,925	18,142	—
Total assets measured at fair value	$523,984	$227,702	$296,282	$—

	Estimated Fair Value September 30, 2024
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$91,711	$91,711	$—	$—
Available for sale securities	285,968	4,135	281,833	—
Foreign currency derivatives	187	—	187	—
Commodity derivatives	(227)	(227)	—	—
Trading securities	103,876	85,877	17,999	—
Total assets measured at fair value	$481,515	$181,496	$300,019	$—

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

The Company recognizes all derivative instruments as either assets or liabilities at fair value in the Condensed Consolidated Statement of Financial Position. Derivative assets are recorded in other receivables and long-term other assets. Derivative liabilities are recorded in accrued liabilities and long-term other liabilities. The Company uses hedge accounting for its foreign currency and commodity derivative instruments. Derivatives that qualify for hedge accounting are designated as cash flow hedges by formally documenting the hedge relationships, including identification of the hedging instruments, the hedged items and other critical terms, as well as the Company’s risk management objectives and strategies for undertaking the hedge transaction. As of September 30, 2025, December 31, 2024 and September 30, 2024, all derivative instruments were accounted for using hedge accounting.

Changes in the fair value of the Company’s cash flow hedges are recorded in accumulated other comprehensive loss, net of tax, and are reclassified to earnings in the periods in which earnings are affected by the hedged item. Substantially all amounts reported in accumulated other comprehensive loss for commodity derivatives are expected to be reclassified to cost of goods sold; approximately $659, $158, and $12 of this accumulated comprehensive loss (gain) is expected to be reclassified to earnings in 2026, 2027 and 2028, respectively. Approximately $22 and $39 of the foreign currency derivatives loss, reported in accumulated other comprehensive loss, is expected to be reclassified to other income, net in 2025 and 2026, respectively.

The following tables summarize the Company’s outstanding derivative contracts and their effects on its Condensed Consolidated Statements of Financial Position at September 30, 2025, December 31, 2024 and September 30, 2024:

	September 30, 2025
	Notional
	Amounts	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign currency derivatives	$10,928	$—	$(61)
Commodity derivatives	14,591	22	(851)
Total derivatives		$22	$(912)

	December 31, 2024
	Notional
	Amounts	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign currency derivatives	$26,129	$—	$(818)
Commodity derivatives	20,959	39	(2,205)
Total derivatives		$39	$(3,023)

	September 30, 2024
	Notional
	Amounts	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign currency derivatives	$10,951	$187	$-
Commodity derivatives	18,682	489	(716)
Total derivatives		$676	$(716)

The effects of derivative instruments on the Company’s Condensed Consolidated Statements of Earnings and Retained Earnings and the Condensed Consolidated Statements of Comprehensive Earnings for periods ended September 30, 2025 and September 30, 2024 are as follows:

	For Quarter Ended September 30, 2025
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency derivatives	$(305)	$(5)	$—
Commodity derivatives	(311)	(112)	—
Total	$(616)	$(117)	$—

	For Quarter Ended September 30, 2024
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency derivatives	$207	$(25)	$—
Commodity derivatives	803	(456)	—
Total	$1,010	$(481)	$—

	For Year to Date Ended September 30, 2025
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency derivatives	$523	$(234)	$—
Commodity derivatives	(495)	(1,832)	—
Total	$28	$(2,066)	$—

	For Year to Date Ended September 30, 2024
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency derivatives	$(265)	$(151)	$—
Commodity derivatives	755	(1,543)	—
Total	$490	$(1,694)	$—

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

The amended Rehabilitation Plan requires that employer contributions include 5% compounded annual surcharge increases each year for an unspecified period of time, which began January 2013 (in addition to the 5% interim surcharge initiated in 2012) as well as certain plan benefit reductions. In fourth quarter 2020, the Plan Trustees advised the Company that the surcharges would no longer increase and therefore be “frozen” at the rates and amounts in effect as of December 31, 2020 provided that the local bargaining union and the Company executed a formal consenting agreement by March 31, 2021, which occurred in the first quarter 2021. The agreement resulted in the “freezing” of such surcharges as of December 31, 2020. The Company’s pension expense for this Plan for nine months 2025 and 2024 was $2,572 and $2,579, respectively, which includes surcharges of $907 and $909, respectively, as required under the amended Rehabilitation Plan. The Company’s twelve months pension expense for this Plan for 2024 and 2023 was $3,332 and $3,516, respectively, which includes surcharges of $1,174 and $1,239, respectively.

Note 8 — Accumulated Other Comprehensive Earnings (Loss)

The following tables set forth information with respect to accumulated other comprehensive earnings (loss):

						Accumulated
	Foreign		Foreign		Postretirement	Other
	Currency		Currency	Commodity	and Pension	Comprehensive
	Translation	Investments	Derivatives	Derivatives	Benefits	Earnings (Loss)
Balance at June 30,2025	$(23,405)	$4,552	$180	$(477)	$2,136	$(17,014)
Other comprehensive earnings (loss) before reclassifications*	531	(3,375)	(230)	(236)	—	(3,310)
Reclassifications from accumulated other comprehensive loss	—	—	3	84	(154)	(67)
Other comprehensive earnings (loss) net of tax	531	(3,375)	(227)	(152)	(154)	(3,377)
Balance at September 30, 2025	$(22,874)	$1,177	$(47)	$(629)	$1,982	$(20,391)

Balance at June 30,2024	$(22,739)	$(1,615)	$(34)	$(1,127)	$1,641	$(23,874)
Other comprehensive earnings (loss) before reclassifications	(1,370)	4,904	156	609	—	4,299
Reclassifications from accumulated other comprehensive loss	—	(4)	19	346	(122)	239
Other comprehensive earnings (loss) net of tax	(1,370)	4,900	175	955	(122)	4,538
Balance at September 30, 2024	$(24,109)	$3,285	$141	$(172)	$1,519	$(19,336)

Balance at December 31, 2024	$(24,787)	$1,184	$(621)	$(1,642)	$2,448	$(23,418)
Other comprehensive earnings (loss) before reclassifications*	1,913	39	397	(375)	—	1,974
Reclassifications from accumulated other comprehensive loss	—	(46)	177	1,388	(466)	1,053
Other comprehensive earnings (loss) net of tax	1,913	(7)	574	1,013	(466)	3,027
Balance at September 30, 2025	$(22,874)	$1,177	$(47)	$(629)	$1,982	$(20,391)

Balance at December 31, 2023	$(21,050)	$(2,359)	$228	$(1,915)	$1,883	$(23,213)
Other comprehensive earnings (loss) before reclassifications	(3,059)	5,650	(201)	574	—	2,964
Reclassifications from accumulated other comprehensive loss	—	(6)	114	1,169	(364)	913
Other comprehensive earnings (loss) net of tax	(3,059)	5,644	(87)	1,743	(364)	3,877
Balance at September 30, 2024	$(24,109)	$3,285	$141	$(172)	$1,519	$(19,336)

*Includes the after-tax impact of reclassifying bond discount accretion as discussed in Note 1.

The amounts reclassified from accumulated other comprehensive income (loss) consisted of the following:

Details about Accumulated Other	Quarter Ended		Year to Date Ended		Location of (Gain) Loss
Comprehensive Income Components	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024	Recognized in Earnings
Investments	$—	$(8)	$(61)	$(10)	Other income, net
Foreign currency derivatives	5	25	234	151	Other income, net
Commodity derivatives	112	456	1,832	1,543	Product cost of goods sold
Postretirement and pension benefits	(205)	(160)	(615)	(479)	Other income, net
Total before tax	(88)	313	1,390	1,205
Tax (expense) benefit	21	(74)	(337)	(292)
Net of tax	$(67)	$239	$1,053	$913

Note 9 — Restricted Cash

Restricted cash comprises certain cash deposits of the Company’s Spanish subsidiary with international banks that are pledged as collateral for letters of credit and bank borrowings.

Note 10 — Bank Loans

Bank loans consist of short term (less than 120 days) borrowings by the Company’s Spanish subsidiary that are held by international banks. The weighted-average interest rate as of September 30, 2025 and 2024 was 4.9% and 6.1%, respectively.

Note 11 — Leases

The Company leases certain buildings, land and equipment that are classified as operating leases. These leases have remaining lease terms of up to approximately 16 years. Operating lease cost totaled $373 and $362 in the third quarter 2025 and 2024, respectively, and $1,104 and $1,086 in nine months 2025 and 2024, respectively. Cash paid for operating lease liabilities totaled $363 and $349 in the third quarter of 2025 and 2024, respectively, and $1,071 and $939 in nine months 2025 and 2024, respectively. As of September 30, 2025 and 2024, operating lease right-of-use assets were $5,293 and $6,313, respectively, and operating lease liabilities were $5,649 and $6,622, respectively. The weighted-average remaining lease term related to these operating leases was 11.0 years and 11.0 years as of September 30, 2025 and 2024, respectively. The weighted-average discount rate related to the Company’s operating leases was 3.6% as of both September 30, 2025 and 2024. Maturities of the Company’s operating lease liabilities at September 30, 2025 are as follows: $460 in 2025 (rest of year), $783 in 2026, $709 in 2027, $315 in 2028, $119 in 2029 and $3,263 thereafter.

The Company, as lessor, rents certain commercial real estate to third-party lessees. The September 30, 2025 and 2024 cost related to these leased properties was $51,228 and $51,370, respectively, and the accumulated depreciation related to these leased properties was $19,898 and $18,756, respectively. Terms of such leases, including renewal options, may be extended for up to fifty-five years, many of which provide for periodic adjustment of rent payments based on changes in consumer or other price indices. The Company recognizes lease income on a straight-line basis over the lease term. Lease income was $1,831 and $1,839 in third quarter 2025 and 2024, respectively, and $5,444 and $5,261 in nine months 2025 and 2024, respectively, and is classified in cash flows from operating activities.

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

Net product sales were $230,614 in third quarter 2025 compared to $223,891 in third quarter 2024, an increase of $6,723 or 3.0%. Nine months 2025 net product sales were $530,325 compared to $524,174 in nine months 2024, an increase of $6,151 or 1.2%. Domestic (U.S.) net product sales in third quarter and nine months 2025 increased by 3.8% and 2.4% compared to the corresponding period in the prior year; and foreign net product sales, including exports to foreign markets and the effects of foreign translations, decreased 6.1% and 12.2%, respectively, compared to the corresponding periods in the prior year. For the third quarter and nine months 2025, domestic sales represented 92.3% and 92.5%, respectively, of total consolidated net product sales. Successful marketing and sales programs contributed to higher domestic sales in third quarter 2025 compared to the prior year third quarter, however, the timing of sales, including seasonal sales, between second and third quarter 2025 did provide some additional benefit to third quarter 2025 when compared to third quarter 2024.  The Company continued to face some challenges in nine months 2025 as customers and consumers became more resistant to higher prices, and these headwinds had some adverse effect on sales in nine months 2025.

Product cost of goods sold was $152,741 in third quarter 2025 compared to $148,266 in third quarter 2024, and $346,368 in nine months 2025 compared to $350,730 in nine months 2024. Product cost of goods sold includes $315 and $240 of certain deferred compensation expenses in third quarter 2025 and 2024, respectively, and $627 and $727 of certain deferred compensation expenses in nine months 2025 and 2024, respectively. These deferred compensation expenses principally resulted from the changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Excluding the adjustment for deferred compensation expenses, product cost of goods sold increased from $148,026 in third quarter 2024 to $152,426 in third quarter 2025, an increase of $4,400 or 3.0%; and decreased from $350,003 in nine months 2024 to $345,741 in nine months 2025, a decrease of $4,262 or 1.2%. As a percentage of net product sales, adjusted product cost of goods sold was 66.1% and 66.1% in third quarter 2025 and 2024, respectively, an increase of 0.1 percentage points; and 65.2% and 66.8% in nine months 2025 and 2024, respectively, a decrease of 1.6 percentage points. Third quarter and nine months 2025 product cost of goods sold and gross profit margins benefited from higher price realization implemented to restore margins, improvements in plant manufacturing operating efficiencies, and certain cost reductions.

Many companies in the consumer products industry have increased selling prices in order to improve price realization in response to increasing input costs in recent years. We have implemented price increases as well during this period in order to mitigate certain input cost increases and recover our margin declines. Although we made progress in restoring our margins in third quarter and nine months 2025, certain ingredients and packaging materials unit costs, particularly cocoa and chocolate, have increased in nine months 2025 compared to 2024. Cocoa and chocolate prices continue at significantly elevated levels compared to historical prices in past years. We have experienced continuing higher costs for these ingredients during 2025 and expect this to continue in fourth quarter 2025 and into 2026 because many of our older supply contracts at lower prices expired in early 2025. Although the Company continues to monitor its input costs, we are mindful of the effects and limits when passing on the above-discussed higher input costs to our customers as well as the final consumers of our products.

The Company uses the Last-In-First-Out (LIFO) method of accounting for inventory and costs of goods sold which generally results in lower current net earnings and income taxes during such periods of increasing costs and higher inflation. As a result, the above discussed higher input costs, including cocoa and chocolate, have had increasingly adverse effects on our gross profit margins this year.

Selling, marketing and administrative expenses were $47,031 in third quarter 2025 compared to $41,825 in third quarter 2024; and $120,783 in nine months 2025 compared to $115,783 in nine months 2024. Selling, marketing and administrative expenses include $7,019 and $4,560 of certain deferred compensation expenses in third quarter 2025 and 2024, respectively, and $13,963 and 13,855 of certain deferred compensation expenses in nine months 2025 and 2024, respectively. As discussed above, these expenses principally result from changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Excluding the adjustment for deferred compensation expenses, selling, marketing and administrative expenses increased from $37,265 in third quarter 2024 to $40,012 in third quarter 2025, an increase of $2,747 or 7.4%; and increased from $101,928 in nine months 2024 to $106,820 in nine months 2025, an increase of $4,892 or 4.8%. As a percentage of net product sales, adjusted selling, marketing and administrative expenses increased from 16.6% in third quarter 2024 to 17.4% in third quarter 2025, an unfavorable change of 0.8 percentage points; and from 19.4% in nine months 2024 to 20.1% in nine months 2025, an unfavorable change of 0.7 percentage points. These higher expenses as a percentage of sales principally reflect higher advertising expense as well as the adverse effects of higher wages, salaries, and benefits, and certain other expenses increasing at a higher rate than sales during these comparative periods. Many of our selling, marketing and administrative expenses are fixed and increase with wage and other inflationary increases and do not change significantly with changes in sales.

Selling, marketing and administrative expenses include $15,434 and $15,442 for customer freight, delivery and warehousing expenses in third quarter 2025 and 2024, respectively, a decrease of $8 or 0.1%; and $42,397 and $42,897 in nine months 2025 and 2024, respectively, a decrease of $500 or 1.2%. These expenses were 6.7% and 6.9% of net product sales in third quarter 2025 and 2024, respectively; and 8.0% and 8.2% of net product sales in nine months 2025 and 2024, respectively. Customer freight and delivery unit costs were favorable in third quarter and nine months 2025 compared to the corresponding periods in 2024.

As outlined in Note 1 to the consolidated financial statements, the Company records revenue from net product sales based on accounting guidance. Adjustments for estimated customer cash discounts upon payment, discounts for price adjustments, product returns, allowances and certain advertising and promotional costs, including consumer coupons, are variable consideration and are recorded as a reduction of net product sales revenue in the same period the related net product sales are recorded. These estimates are calculated using historical averages adjusted for any expected changes due to current business conditions and experience. The Company identified changes in business conditions in each of the periods presented that changed Management’s estimated current and future liabilities for prior period obligations resulting in a reduction in accrued liabilities and an increase in net product sales of $200 and $3,725 in third quarter 2025 and 2024, respectively; and $1,600 and $5,965 in nine months 2025 and 2024, respectively.

Earnings from operations were $32,367 in third quarter 2025 compared to $35,244 in third quarter 2024; and were $67,548 in nine months 2025 compared to $61,789 in nine months 2024. Earnings from operations include $7,334 and $4,800 of certain deferred compensation expenses in third quarter 2025 and 2024, respectively; and include $14,590 and $14,582 of certain deferred compensation expenses in nine months 2025 and 2024, respectively, which are discussed above. Adjusting for these deferred compensation expenses, adjusted earnings from operations were $39,701 and $40,044 in third quarter 2025 and 2024, respectively, a decrease of $343 or 0.9%; and $82,138 and $76,371 in nine months 2025 and 2024, respectively, an increase of $5,767 or 7.6%. As a percentage of net product sales, these adjusted operating earnings were 17.2% and 17.9% in third quarter 2025 and 2024, respectively, an unfavorable 0.7 percentage point change; and 15.5% and 14.6% in nine months 2025 and 2024, respectively, a favorable 0.9 percentage point change. The effects of the favorable changes in management’s estimates of certain sales allowances, discounts, and promotions in the prior year 2024 comparative periods, as discussed above, have an adverse effect when compared to third quarter and nine months 2025 adjusted operating earnings.   Improvement in gross profit margins, as discussed above, was the principal driver of the improvement in operating earnings in nine months 2025.

Other income, net was $16,233 in third quarter 2025 compared to $7,188 in third quarter 2024; and $30,254 in nine months 2025 compared to $21,120 in nine months 2024. Other income, net also includes net gains and investment income of $7,334 and $4,800 for third quarter 2025 and 2024, respectively, and $14,590 and $14,582 in nine months 2025 and 2024, respectively, on trading securities which provide an economic hedge of the Company’s deferred compensation liabilities on trading securities. The changes in net investment activity on trading securities in third quarter and nine months 2025 and 2024 reflect the overall favorable changes in the equity markets during these periods. These changes were substantially offset by a like amount of deferred compensation expense included in product cost of goods sold and selling, marketing, and administrative expenses in the respective periods as discussed above.

Management believes the comparisons presented in the preceding paragraphs, after adjusting for changes in deferred compensation, are useful to our investors and other users of our financial information in assessing the operations of the Company.

Other income, net includes investment income from available for sale securities and cash equivalents of $8,614 and $2,367 for third quarter 2025 and 2024, respectively; and $15,560 and $6,344 in nine months 2025 and 2024, respectively. As discussed in Note 1 to the Consolidated Financial Statements, we determined that we were not accreting bond discounts to income as part of our investment portfolio and under-recognized income relating to available for sale investments. We evaluated the error, both qualitatively and quantitatively, and determined that no prior interim or annual periods were materially misstated. Therefore, to correct the cumulative error, Other Income, net includes pre-tax out-of-period adjustments of $4,495 and $3,231, for third quarter and nine months 2025, respectively, which resulted from reclassifying unrealized gains from Accumulated other comprehensive loss. The increases in 2025 investment income also reflect the higher interest rate environment in 2025, including the maturities of prior investments at lower yields, as well as higher average balances held in third quarter and nine months 2025 compared to the corresponding period in the prior year. Other Income, Net includes an insurance recovery of $1,307 in nine months 2025 and pre-tax gains (losses) on foreign exchange of $91 and $6 in third quarter 2025 and 2024, respectively, and $(1,297) and $126 in nine months 2025 and 2024, respectively.

The Company’s effective income tax rates were 26.7% and 22.6% in third quarter 2025 and 2024, respectively, and 27.2% and 22.4% in nine months 2025 and 2024, respectively. These higher effective tax rates principally reflect the adverse effect of certain deferred compensation that will not be deductible for income taxes when paid in future periods.

Net earnings attributable to Tootsie Roll Industries, Inc. were $35,659 (after $12 net loss attributed to non-controlling interests) in third quarter 2025 compared to $32,844 (after $11 net loss attributed to non-controlling interests) in third quarter 2024, and earnings per share were $0.49 and $0.45 in third quarter 2025 and 2024, respectively, an increase of $0.04 per share, or 8.9%. Nine months 2025 net earnings attributable to Tootsie Roll Industries, Inc. were $71,261 (after $43 net loss attributed to non-controlling interests) compared to nine months 2024 net earnings of $64,318 (after $16 net loss attributed to non-controlling interests), and net earnings per share were $0.98 and $0.87 in nine months 2025 and nine months 2024, respectively, an increase of $0.11 per share or 12.6%. Earnings per share attributable to Tootsie Roll Industries, Inc. for third quarter and nine months 2025 benefited from the reduction in average shares outstanding resulting from purchases in the open market by the Company of its common stock during the preceding twelve months. Average shares outstanding decreased from 73,497 at third quarter 2024 to 72,879 at third quarter 2025, and from 73,520 in nine months 2024 to 72,910 in nine months 2025.

Goodwill and intangibles, principally trademarks, are assessed annually as of December 31 or whenever events or circumstances indicate that the carrying values may not be recoverable from future cash flows. The Company has not identified any triggering events, as defined, or other adverse information that would indicate a material impairment of its goodwill or intangibles in third quarter or nine months 2025. Although management has not identified any trigging events at this time relating to its intangibles, factors outlined in the Company’s risk factors discussed on Form 10-K for the year ended December 31, 2024, could change this assessment in the future.

Beginning in 2012, the Company has received periodic notices from the Bakery and Confectionery Union and Industry International Pension Fund (Plan), a multi-employer defined benefit pension plan for certain Company union employees, that the Plan’s actuary certified the Plan to be in “critical status”, as defined by the Pension Protection Act (PPA) and the Pension Benefit Guaranty Corporation (PBGC); and that a plan of rehabilitation was adopted by the trustees of the Plan in 2012. In 2015, the Plan was reclassified to “critical and declining status”, as defined by the PPA and PBGC, for the plan year beginning January 1, 2015. A designation of “critical and declining status” implies that the Plan is expected to become insolvent in the next 20 years. In 2016, the Company received new notices that the Plan’s trustees adopted an updated Rehabilitation Plan effective January 1, 2016, and all annual notices through 2024 have continued to classify the Plan in the “critical and declining status” category. In June 2024, the PBGC announced that it had approved the Plan’s application for Special Financial Assistance under the American Rescue Plan Act of 2021. The Plan was granted approximately $3.4 billion in Special Financial Assistance funds and received those funds in July 2024. As a result of the Special Financial Assistance, the plan status changed to “critical status” for 2024, which continues in 2025.

The Company’s actuary believes that it still remains unclear if the Plan can remain solvent through the targeted date of 2051, even though a requirement of the American Rescue Plan Act of 2021 is that the Plan will remain in “critical status” through 2051 regardless of solvency. The regulations under the aforementioned PBGC financial assistance could result in a higher withdrawal liability even with PBGC financial assistance since those regulations require use of settlement interest rates to determine the present value of all, instead of a portion, of vested benefits in determining the Company’s withdrawal liability. In addition, for withdrawal liability purposes, PBGC regulations require that the Special Financial Assistance be phased-in over a period of time instead of fully recognized immediately. While it is uncertain how the requirements imposed by the Special Financial Assistance will impact the Company’s withdrawal liability in the future, the Company’s actuary believes Plan withdrawals will continue to be limited to the twenty annual payments discussed below and that those payments will not likely be affected by Special Financial Assistance regulation.

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

The Company has been advised that its withdrawal liability would have been $97,500, $102,200 and $96,000 if it had withdrawn from the Plan during 2024, 2023 and 2022, respectively (most recent information provided by the Plan). The most recent decrease in the withdrawal liability as advised by the Plan was primarily driven by an increase in the PBGC interest rates used to value a portion of the present value of vested benefits (the Plan uses a blended interest rate assumption). As discussed above, the Plan was granted $3.4 billion in Special Financial Assistance in July 2024. The withdrawal liability, since it is calculated as of the end of 2023 as if the Company were to have withdrawn in 2024, does not include any of the $3.4 billion Special Financial Assistance. After receiving the Special Financial Assistance, the Plan will be required to use PBGC interest rates to value all, instead of a portion, of the present value of vested benefits to provide an estimate of the Company’s withdrawal liability. In addition, for withdrawal liability purposes, PBGC regulations require the Special Financial Assistance to be phased-in over a period of time instead of fully recognized immediately. The impact of the Special Financial Assistance on the withdrawal liability has not been assessed by the Plan as of the date of this report.

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

In fourth quarter 2020, the Plan Trustees advised the Company that the surcharges would no longer increase annually and therefore be “frozen” at the rates and amounts in effect as of December 31, 2020 provided that the local bargaining union and the Company executed a formal consent agreement by March 31, 2021. The Trustees advised that they have concluded that continuing increases in surcharges would likely have a long-term adverse effect on the solvency of the Plan. The Trustees also concluded that further increases would result in increasing financial hardships and withdrawals of participating employers, and that this change will not have a material effect on the Plan’s insolvency date. In first quarter 2021, the local bargaining union and the Company executed this agreement which resulted in the “freezing” of such surcharges as of December 31, 2020.

The Company’s pension expense for this Plan for nine months 2025 and 2024 was $2,572 and $2,579, respectively. The aforementioned expense includes surcharges of $907 and $909 for nine months 2025 and 2024, respectively, as required under the amended plan of rehabilitation. The Company’s twelve months pension expense for this Plan for 2024 and 2023 was $3,332 and $3,516 respectively, which includes surcharges of $1,174 and $1,239, respectively.

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

Our operations and sales are principally in North America, and our cross-border transactions with Canada and Mexico qualify under the USMCA free-trade agreement. Certain ingredients, including cocoa, chocolate, and edible oils, as well as some packaging and other purchases, do have foreign origins outside of USMCA. Until such time that more clarity regarding tariffs, as well as possible retaliatory tariffs, is forthcoming, we are not able to ascertain the effects of more permanent tariffs on our business. Nonetheless, the Company has recently performed an internal analysis of the effects of the current tariffs, some of which are temporary, reciprocal, or “base-line” minimum 10% tariffs, that affect certain foreign sourced ingredients, packaging materials and supplies. Based on this analysis, Management believes that current tariffs are estimated to have approximately $6,900 of adverse annual (12 months) effects on our consolidated earnings from operations. When the permanent tariffs are finally determined, should they be above or below the current tariff rates, our estimated annual increase in tariff costs should be adjusted accordingly. There has been some discussion in the Trump administration that ingredients that cannot be sourced in the USA (e.g. cocoa) may be exempt from future tariffs. In addition, the Company does purchase manufacturing equipment from foreign sources, principally the European Union, and therefore, such purchases will become more costly due to new tariffs being imposed.

The Company is focused on the longer term and therefore is continuing to make investments in plant manufacturing operations to meet new consumer and customer product demands, achieve product quality improvements, expand capacity in certain product lines, and increase operational efficiencies in order to provide genuine value to consumers.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows provided by operating activities were $57,288 and $70,102 in nine months 2025 and 2024, respectively, an unfavorable decrease of $12,814. The decrease in cash flows from operating activities reflects improvements during the fourth quarter of 2024 in working capital management, primarily related to inventory and accounts receivable, that accelerated seasonal networking capital benefits. During the lower off-peak season, management effectively reduced year-end inventory and accounts receivable balances as of December 31, 2024 as compared to December 31, 2023 which caused a larger increase in working capital during the first nine months of 2025 as compared to the first nine months of 2024.

Cash flows used in investing activities were $91,843 and $32,176 in nine months 2025 and 2024, respectively, a unfavorable increase of $59,667. The increase in cash flows from investing activities principally reflects an increase in purchases of available for sale securities, and a decrease in sales and maturities of available for sales investments. Nine months 2025 and 2024 investing activities also include capital expenditures of $21,914 and $13,911, respectively. The Company is currently pursuing a plant expansion, including additions to and replacement of certain processing and packaging lines, to better meet higher level of forecasted demand for certain products on a timelier and more cost-effective basis. The plant expansion is expected to take place over the next five years with most of the capital expenditures expected to occur in 2026 and 2027. The total cost of this expansion will approximate $75,000 to $85,000, which includes estimated normal and recurring capital expenditures over the five year period at this plant location, and is expected to be funded from the Company’s cash flow from operations and internal sources.

The Company’s condensed consolidated financial statements include bank borrowings of $1,011 and $1,078 at September 30, 2025 and 2024, respectively, all of which relate to its Spanish subsidiary. The Company had no other outstanding bank borrowings at September 30, 2025 and 2024.

Financing activities include Company common stock purchases and retirements of $6,483 and $2,196 in nine months 2025 and 2024, respectively. Cash dividends of $19,497 and $19,062 were paid in nine months 2025 and 2024, respectively.

The Company’s current ratio (current assets divided by current liabilities) was 2.8 to 1 at September 30, 2025 compared to 3.8 to 1 at December 31, 2024 and 3.6 to 1 at September 30, 2024. Net working capital was $196,184 at September 30, 2025 compared to $246,319 and $247,685 at December 31, 2024 and September 30, 2024, respectively. Included in net working capital is cash and cash equivalents and short-term investments totaling $119,830 at September 30, 2025 compared to $194,630 and $163,211 at December 31, 2024 and September 30, 2024, respectively. In addition, long term investments, principally debt securities comprising corporate bonds, were $436,532 at September 30, 2025, as compared to $332,338 and $318,344 at December 31, 2024 and September 30, 2024, respectively. Aggregate cash and cash equivalents and short and long-term investments were $556,362, $526,968, and $481,555, at September 30, 2025, December 31, 2024 and September 30, 2024, respectively, including $119,592, $105,067, and $103,876 at September 30, 2025, December 31, 2024 and September 30, 2024, respectively, relating to trading securities which are used as an economic hedge for the Company’s deferred compensation liabilities.

Investments in available for sale securities, primarily high-quality corporate bonds, that matured during nine months 2025 and 2024, were generally used in working capital, capital expenditures or were replaced with debt securities of similar maturities. The net unrealized gain (loss) on available for sale investments was approximately $1,600 and $4,300 at September 30, 2025 and 2024, respectively. The Company believes it is likely to hold most of these securities to maturity and therefore does not expect to ultimately realize a substantial portion of any of unrealized losses on individual investments (see also Item 3 below, QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK).

The Company periodically contributes to a VEBA trust, managed and controlled by the Company, to fund the estimated future costs of certain employee health, welfare and other benefits. The Company funded $20,000 to the VEBA trust in 2023. No contribution was made during nine months 2025 or 2024. The Company has and will continue to use these VEBA funds to pay the actual cost of such benefits through part or all of 2027. The VEBA trust held $10,989, $13,926 and $16,345 of aggregate cash and cash equivalents at September 30, 2025, December 31, 2024 and September 30, 2024, respectively. This asset value is included in prepaid expenses and long-term other assets in the Company’s Condensed Consolidated Statement of Financial Position. These assets primarily comprise cash and corporate bonds and are categorized as Level 1 and Level 2 within the fair value hierarchy.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various market risks, including fluctuations in and sufficient availability of sugar, corn syrup, edible oils, including palm oils, cocoa, chocolate, dextrose, milk and whey, gum-base input ingredients, packaging, and fuel costs principally relating to freight and delivery fuel surcharges. The Company generally enters into annual supply contracts and hedges certain commodities (primarily sugar) to control and plan for such cost changes. The Company has experienced significant increases in its ingredient and packaging costs in recent years, and cocoa and chocolate costs continue at elevated levels compared to longer-term historical prices. The Company has entered into longer-range supply contracts for its cocoa and chocolate needs in 2025 and much of 2026 in order to help ensure supply and reduce the risk of further increases in these ingredients. However, these extended cocoa and chocolate supply contracts are at significantly higher costs than in recent years. The cocoa market is experiencing unprecedented volatility and highs, and remains a risk for the intermediate term and possibly for a longer term. In addition, the current temporary tariffs, as well as the permanent tariffs, as discussed above in Item 2, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, adds to the market risks of certain ingredients, packaging materials and supplies, and will likely have some adverse impact on these costs.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of Management, the Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2025 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to Management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

With recent leadership changes at the U.S. Department of Health and Human Services and the U.S. Food and Drug Administration (“FDA”) and various state legislation, the food industry is subject to increasing laws and regulations, as well as changes in consumer expectations and behavior. For example, in April 2025, it was announced that the FDA intends to phase out the approved use of petroleum-based synthetic dyes in food products. Many states, including West Virginia, have passed, or are in the process of passing, legislation that prohibits or restricts the sales of products with petroleum-based synthetic dyes within their respective states. The Company anticipates continued developments in food industry legislation and regulatory requirements at the federal and state level. The significance of the impact remains uncertain at this time, as the Company continues to monitor and evaluate the evolving legal and regulatory landscape.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASE OF EQUITY SECURITIES

The following table summarizes the Company’s purchases of its common stock during the quarter ended September 30, 2025:

(d) Approximate Dollar
	(a) Total		(c) Total Number of Shares	Value of Shares that
	Number of	(b) Average	Purchased as Part of	May Yet Be Purchased
	Shares	Price Paid per	Publicly Announced Plans	Under the Plans
Period	Purchased	Share	Or Programs	or Programs

Jul 1 to Jul 31	—	$—	Not Applicable	Not Applicable

Aug 1 to Aug 31	—	—	Not Applicable	Not Applicable

Sep 1 to Sep 30	—	—	Not Applicable	Not Applicable

Total	—	$—	Not Applicable	Not Applicable

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

TOOTSIE ROLL INDUSTRIES, INC.

Date:	November 7, 2025	BY:	/s/ ELLEN R. GORDON

Ellen R. Gordon
Chairman and Chief
Executive Officer

Date:	November 7, 2025	BY:	/s/ G. HOWARD EMBER, JR.

G. Howard Ember, Jr.
Vice President Finance and
Chief Financial Officer