Form 10-K
period 2025-12-31
TOOTSIE ROLL INDUSTRIES INC
filed 2026-02-27
CIK 98677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025 the aggregate market value of the Common Stock (based upon the closing price of the stock on the New York Stock Exchange on such date) held by non-affiliates was approximately $550,102,000. Class B Common Stock is not traded on any exchange, is restricted as to transfer or other disposition, but is convertible into Common Stock on a share-for-share basis. Upon such conversion, the resulting shares of Common Stock are freely transferable and publicly traded. Assuming all 31,179,109 shares of outstanding Class B Common Stock were converted into Common Stock, the aggregate market value of Common Stock held by non-affiliates on June 30, 2025 (based upon the closing price of the stock on the New York Stock Exchange on such date) would have been approximately $708,245,000. Determination of stock ownership by non-affiliates was made solely for the purpose of this requirement, and the Registrant is not bound by these determinations for any other purpose.

As of February 11, 2026, there were outstanding 41,820,966 shares of Common Stock par value $0.694 per share, and 31,165,664 shares of Class B Common Stock par value $0.694 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Definitive Proxy Statement for the Company’s Annual Meeting of Shareholders (the “Proxy Statement”) scheduled to be held on May 6, 2026 are incorporated by reference in Part III of this report.

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

PART I

ITEM 1.               Business.

Tootsie Roll Industries, Inc. and its consolidated subsidiaries (the “Company”) have been engaged in the manufacture and sale of confectionery products for over 125 years. This is the only industry segment in which the Company operates and is its only line of business. The majority of the Company’s products are sold under the registered trademarks TOOTSIE ROLL, TOOTSIE FRUIT ROLL, TOOTSIE POPS, TOOTSIE MINI POPS, CHILD’S PLAY, CARAMEL APPLE POPS, CHARMS, BLOW-POP, CHARMS MINI POPS, CELLA’S, DOTS, JUNIOR MINTS, CHARLESTON CHEW, SUGAR DADDY, SUGAR BABIES, ANDES, FLUFFY STUFF, DUBBLE BUBBLE, RAZZLES, CRY BABY, NIK-L-NIP, and TUTSI POP (Mexico).

The Company’s products are marketed in a variety of packages designed to be suitable for display and sale in different types of retail outlets. They are sold through food and grocery brokers or directly by the Company to customers throughout the United States, Canada and Mexico. These customers include wholesale distributors of candy, food and groceries, supermarkets, variety stores, dollar stores, chain grocers, drug chains, discount chains, cooperative grocery associations, mass merchandisers, warehouse and membership club stores, vending machine operators, e-commerce merchants, on-line marketplaces, the U.S. military and fund-raising charitable organizations.

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

The Company’s backlog of orders as of December 31, 2025 was approximately $7 million and is generally consistent with the prior year.

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

The Company has historically increased its sales prices to recover higher input costs, primarily ingredients, packaging materials, labor and benefits, manufacturing maintenance, supplies and services, and freight and delivery. The Company may also change the size and weight of certain of its products in response to significant changes in ingredient and other input costs.

The Company does not hold any material patents, licenses, franchises or concessions. The Company’s major trademarks are registered in the United States, Canada, Mexico and in many other countries. Continued trademark protection is of material importance to the Company’s business as a whole.

Although the Company does research and develops new products and product line extensions for existing brands, it also improves the quality of existing products, improves and modernizes production processes, and develops and implements new technologies to improve quality and efficiencies. The Company does not expend material amounts of money on research or development activities.

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

The Company’s compliance with federal, state and local regulations which have been enacted to regulate the protection of the environment, has not had a material effect on the capital expenditures, earnings or competitive position of the Company nor does the Company anticipate any such material effects from presently enacted or adopted regulations. See also Risk Factors in Section 1-A regarding certain risks that relate to our regulatory environment.

The Company employs approximately 2,100 full-time persons at all locations. Our business has seasonality which results in bringing on some additional employees to meet seasonal production demands principally in advance of the Halloween selling season. The Company experiences a relatively consistent sales level throughout the year except for an increase in the third quarter which reflects pre-Halloween and back-to-school sales. In anticipation of this seasonal sales period, the Company generally begins building inventories, and its seasonal workforce, in the second and third quarter of each year. Although Halloween is the most significant season in sales and related production, other seasons, including Christmas, Valentines, and Easter also have some impact on workforce levels. The Company’s union labor agreement at its Chicago plant was negotiated and executed in 2023 and expires in September 2027. The Company’s union labor agreement at its Canadian plant was executed the first quarter of 2024 and expires in January 2029.

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

Our net product sales from Wal-Mart Stores, Inc. (“Wal-Mart”) aggregated approximately 22.0%, 23.2%, and 22.2% of net product sales during the years ended December 31, 2025, 2024 and 2023, respectively. Our net sales from Dollar Tree, Inc. (“Dollar Tree”, which includes net sales from Family Dollar which is owned by Dollar Tree)

aggregated approximately 13.1%, 12.6%, and 14.2% of net product sales during the years ended December 31, 2025, 2024 and 2023, respectively. Some of the aforementioned sales to Wal-Mart and Dollar Tree were sold to McLane Company (“McLane”), a large national grocery wholesaler, which services and delivers certain of the Company’s products to Wal-Mart, Dollar Tree and other retailers in the U.S.A. Net product sales revenues from McLane, which includes these Wal-Mart and Dollar Tree sales as well as sales and deliveries to other Company customers, were 19.7% in 2025 and 20.7% in 2024 and 20.1% in 2023. At December 31, 2025 and 2024, the Company’s three largest customers discussed above accounted for approximately 37.8% and 41.9% of total accounts receivable, respectively. Although no customer, other than McLane, Wal-Mart and Dollar Tree, accounted for more than 10% of net product sales, the loss of one or more significant customers could have a material adverse effect on the Company’s business.

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

ITEM 1A.            Risk Factors.

Significant factors that could impact the Company’s financial condition or results of operations include, without limitation, the following:

Risk factors which we believe affect all competitors in our industry

●	Risk of changes in the price and availability of ingredients and raw materials - The principal ingredients used by the Company are subject to price volatility. Although the Company engages in commodity hedging transactions and annual supply agreements as well as leveraging the high volume of its annual purchases, the Company may experience price increases in certain ingredients, packaging materials, operating supplies, services, and wages and benefits, including the effects of higher inflation, that it may not be able to offset, which could have an adverse impact on the Company’s results of operations and financial condition. In addition, although the Company has historically been able to procure sufficient supplies of its ingredients, packaging materials, and other supplies, supply chain disruptions and market conditions could change such that adequate materials might not be available or only become available at substantially higher costs. Adverse weather patterns, including the effects of climate change or supply interruptions, could also significantly affect the cost and availability of ingredients and other needed materials to manufacture products for sale.

●	Risk of changes in product performance and competition - The Company competes with other well-established manufacturers of confectionery products. A failure of new or existing products to be favorably received, a failure to retain preferred shelf space at retailers or a failure to sufficiently counter aggressive promotional and price competition could have an adverse impact on the Company’s results of operations and financial condition. Action taken by major customers and competitors may make shelf space less available for the confectionary product category or some of the Company’s products.

●	Risk of pricing actions - Inherent risks in the marketplace, including uncertainties about trade and consumer acceptance of pricing actions, including related trade discounts or product weight changes (indirect price increases), could make it more difficult for the Company to maintain its sales and operating margins. Higher costs for ingredients and materials, and other input costs may be difficult to pass onto customers and consumers of Company products through price increases, and therefore may adversely affect the Company’s profit margins.

●	Risk related to seasonality of sales - The Company’s sales are highest during the Halloween season, although Christmas, Easter and Valentine’s Day are also key seasons for the Company. Circumstances surrounding Halloween could significantly affect the Company’s sales, such as, widespread adverse weather or other widespread events that affect consumer behavior, related media coverage at that time of year, or general changes in consumer interest in Halloween.

●	Risk of changes in consumer preferences and tastes - Failure to adequately anticipate and react to changing demographics, consumer trends, consumer health concerns and product preferences, including product ingredients and packaging materials, could have an adverse impact on the Company’s results of operations and financial condition.

●	Risk of economic conditions on consumer purchases - The Company’s sales are impacted by consumer spending levels and impulse purchases which are affected by general macroeconomic conditions, consumer confidence, employment levels, disposable income, inflation, availability of consumer credit and interest rates on that credit, consumer debt levels, energy costs and other factors. Volatility in food and energy costs, rising unemployment and/or underemployment, declines in personal spending, recessionary economic conditions or other adverse market conditions, could adversely impact the Company’s revenues, profitability and financial condition.

●	Risks related to environmental matters - Increased government environmental regulation, including packaging and recycling mandates, or legislation, including at the state and local level, could adversely impact the Company’s profitability.

●	Risk of new governmental laws and regulations - Governmental laws and regulations, including those that affect food advertising and marketing to children, use of certain ingredients in products, new labeling requirements, income and other taxes, tariffs on U.S. imports and retaliatory tariffs in response, including the effects of changes to international trade agreements, new taxes targeted toward confectionery products and the environment, both in and outside the U.S.A., are subject to change over time, which could adversely impact the Company’s results of operations and ability to compete in domestic or foreign marketplaces.

●	Risk of continued developments in food industry legislation and regulatory requirements at the federal and state level - With recent leadership changes at the U.S. Department of Health and Human Services and the U.S. Food and Drug Administration (“FDA”) and various state legislation, the food industry is subject to increasing laws and regulations, as well as changes in consumer expectations and behavior, which may impact the ingredients used in our products among other things. For example, in April 2025, it was announced that the FDA intends to phase out the approved use of certain synthetic dyes in food products, which the Company uses in some of its products. Many states, including West Virginia, have passed, or are in the process of passing, legislation that prohibits or restricts the sales of products with certain synthetic dyes within their respective states. In addition to legislation regarding synthetic dyes in food products, the Company anticipates continued developments in food industry legislation and regulatory requirements at the federal and state level. While the significance of the impact of these changes, including changing consumer expectations and behavior, remains uncertain at this time, the Company continues to monitor and evaluate the evolving legal and regulatory landscape and consumer trends.

●	Risk of labor stoppages - To the extent the Company experiences any significant labor stoppages and disputes, labor organizing efforts, strikes or possible labor shortages, could negatively affect overall operations including production or shipments of finished product to customers.

●	Risk of the cost of energy increasing and overall inflation - Higher energy costs as well as overall inflation would likely result in higher plant overhead, distribution, freight and delivery, and other operating costs. The Company may not be able to offset these cost increases or pass such cost increases onto customers in the form of price increases, which could have an adverse impact on the Company’s results of operations and financial condition. In addition, higher energy costs also adversely affect the cost of many resins which are used as a foundation material for many of our packaging materials.

●	Risk of a product recall - Issues related to the quality and safety of the Company’s products could result in a voluntary or involuntary large-scale product recall. Costs associated with a product recall and related litigation or fines, and marketing costs relating to the re-launch of such products or brands, could negatively affect operating results. In addition, negative publicity associated with this type of event, including a product recall relating to product contamination or product tampering, whether valid or not, could negatively impact future demand for the specific products subject to the recall as well as present reputational risk that could negatively impact the Company and demand more broadly for its brands.

●	Risk of operational interruptions relating to computer software or hardware failures, including periodic ERP software upgrades and patches on business software that is important to our business operations and cyber-attacks - The Company is reliant on computer systems and certain business software to operate its business and supply chain. We have been subject to cyber-attacks, although these incidents historically have not had a material impact on our business operations. Any software failure or corruption in the future, including cyber-based attacks or network security breaches, or catastrophic hardware or software failures or other disasters could disrupt communications, supply chain planning and activities relating to sales demand forecasts, materials procurement, production and inventory planning, customer orders, shipments, and collections, and financial and accounting, all of which could negatively impact sales and profits.

●	Risk of releasing sensitive information – We have been subject to security breaches in the past, although these incidents historically have not had a material impact on our business operations. A system breach in the future, whether inadvertent or perpetrated by hackers, could result in identity theft, ransomware and/or a disruption in operations which could expose the Company to financial costs and adversely affect profitability.

●	Disruptions to the Company’s supply chain could impair the Company’s ability to produce or deliver its finished products, resulting in a negative impact on operating results - Disruptions to the manufacturing operations or supply chain, some of which are discussed above, could result from, but are not limited to, unpredictable events such as natural disasters, pandemics, weather, fire or explosion, earthquakes, terrorism or other acts of violence. Adverse tariffs could effectively limit the quantities we may want to acquire or affect the cost of our supplies. Ingredients or packaging materials may not be available if circumstances occur under which our suppliers are unable to obtain certain raw materials or make timely deliveries. Our suppliers may experience logistical delays involving materials sourced from foreign locations, operational and/or financial instabilities may impact availability, or availability may be indirectly impacted as a result of availability of certain ingredients or packaging materials to our suppliers. Labor strikes or other labor activities, labor shortages to meet demand for Company products, including the staffing of seasonal labor needs might also disrupt our supply chain. Although precautions are taken to mitigate the impact of possible disruptions, if the Company is unable to effectively mitigate the likelihood or potential impact of such disruptive events, the Company’s results of operations and financial condition could be negatively impacted.

●	Risks associated with climate change and other environmental impacts and regulations, and increased focus and evolving views of our customers and consumers of our products could negatively affect our business and operations - Climate-related changes such as natural disasters, including weather patterns, with the potential for increased frequency and severity of significant weather events, natural hazards, rising mean temperature and sea levels, and long-term changes in precipitation patterns could increase variability in, or otherwise impact costs. Climate change or weather-related disruptions to agricultural crop yields and our supply chain can impact the availability and cost of materials needed for manufacturing and could increase commodity prices and our operating costs. Increased focus on climate change has led to legislative and regulatory efforts to combat both potential causes and adverse impacts of climate change, including regulation of greenhouse

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

●	Risk of the imposition of tariffs and other surcharges on our products and the ingredients, packaging and operating equipment and supplies used in our products - Our products are principally produced and sold in North America. Product shipped and transferred between the United States and our Canada and Mexico manufacturing operations qualify under the U.S.-Mexico-Canada Agreement (“USMCA”) and under the current regulation, continue to be tariff-free. If regulators decide to impose tariffs, if the outcome of negotiations of the USMCA (which expires at June 30, 2026) is adverse to our cross-border shipments, or other surcharges are levied by Canada and Mexico, on products that previously qualified under USMCA, the impact of tariffs on our cross-border shipments could be significant. Notwithstanding, we procure certain ingredients, including edible oils, as well as some packaging and other operating equipment and supplies, from sources outside of the United States which are currently subject to tariffs. Imposing tariffs on goods we either import directly or purchase from suppliers who import certain materials would have a negative impact on our business as many of the inputs we need are only available from certain areas of the world outside of the United States.

Risk factors which we believe are principally specific to our Company (although some may apply to varying degrees to competitors in our industry)

●	Risks relating to participation in the multi-employer pension plan for certain Company union employees - As outlined in the Note 7 of the Company’s Notes to Consolidated Financial Statements and discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company participates in a multi-employer union pension plan (Plan) which is currently in “critical and declining status”, as defined by applicable law. A designation of “critical and declining status” implies that the Plan is expected to become insolvent within the next 20 years. Should the Company withdraw from the Plan, it would be subject to a significant withdrawal liability which is discussed in Note 7 of the Company’s Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company is currently unable to determine the ultimate outcome of this matter and therefore, is unable to determine the effects on its consolidated financial statements, but the ultimate outcome could be material to its consolidated results of operations in one or more future periods.

●	Risk of impairment of goodwill or indefinite-lived intangible assets, including trademarks - In accordance with authoritative guidance, goodwill and indefinite-lived intangible assets are not amortized but are subject to an impairment evaluation annually or more frequently upon the occurrence of a triggering event. Other long-lived assets are likewise tested for impairment upon the occurrence of a triggering event. Such evaluations are based on assumptions and variables including sales demands and growth, profit margins and discount rates. Adverse changes in any of these variables could affect the carrying value of these intangible assets and the Company’s reported profitability.

●	Risk of production interruptions - The majority of the Company’s products are manufactured in a single production facility on specialized equipment. In the event of a disaster, such as a fire or earthquake, at a specific plant location, or other disruption, including labor stoppages or shortages, it would be difficult to transfer production to other facilities or a new location in a timely manner, which could result in loss of market share for the affected products. In addition, from time to time, the Company upgrades or replaces this specialized equipment. In many cases these are integrated and complex installations. A failure or delay in implementing such an installation could impact the availability of one or more of the Company’s products which would have an adverse impact on sales and profits.

●	Risk related to investments in marketable securities - The Company invests its surplus cash in a diversified portfolio of highly rated marketable securities, principally corporate bonds, with maturities generally of three to five years. Such investments could become impaired in the event of certain adverse economic and/or geopolitical events which, if severe, would adversely affect the Company’s financial condition.

●	Risk of further losses in Spain - The Company is exploring a variety of programs to increase sales and profitability of its Spanish subsidiary, which is experiencing losses. Nonetheless, if the Company’s efforts are not successful, additional losses and impairments may be reported in the future. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations.

●	Risk of dependence on large customers - The Company’s largest customers, McLane, Wal-Mart and Dollar Tree, accounted for approximately 36% of net product sales in 2025, and other large national chains are also material to the Company’s sales. The loss of any of these customers, or one or more other large customers, or a material decrease in purchases by one or more large customers, could result in decreased sales and adversely impact the Company’s results of operations and financial condition.

●	Risk related to acquisitions - From time to time, the Company has purchased other confectionery companies or brands. These acquisitions generally come at a high multiple of earnings and are justified based on various assumptions related to sales growth, cost and expense synergies, and resulting operating margins. Were the Company to make another acquisition and be unable to achieve the assumed sales, synergies and operating margins, it could have an adverse impact on future sales and profits. In addition, it could become necessary to record an impairment of related long-lived assets, which would have a further adverse impact on reported profits.

●	Risk of “slack fill” or other product labeling litigation - The Company, as well as other confectionery and food companies, have experienced a number of plaintiff claims that certain products are sold in boxes that are not completely full, and therefore such “slack filled” products are misleading, and even deceptive, to the consumer. The Company has also experienced some litigation claims regarding product and ingredients labeling, and specific state laws that have effectively banned certain ingredients which have not been prohibited by the U.S. Food and Drug Administration. Although the Company believes that these claims and other product labeling claims are without merit and has generally been successful in litigation settlement and court decrees, the Company could be exposed to significant legal fees to defend its position, and in the event that it is not successful, could be subject to fines and costs of settlement, including class action settlements.

●	Risk related to international operations - To the extent there are political leadership or legislative changes, social and/or political unrest, civil war, pandemics such as the Covid-19, terrorism, significant economic or social instability, or the imposition of retaliatory tariffs in the countries in which the Company operates, the results of the Company’s business in such countries could be adversely impacted. Currency exchange rate fluctuations between the U.S. dollar and foreign currencies could also have an adverse impact on the Company’s results of operations and financial condition. The Company’s principal markets are the U.S.A., Canada, and Mexico.

●	Risk of tariffs – The Company has manufacturing operations outside the USA, principally Mexico and Canada, and imports a significant amount of product into the USA from Canada. Although the Company’s North American operations fall under the USMCA trade agreement, the imposition of tariffs or other surcharges on goods and services imported from Canada to the US may have a material impact on our input costs. Moreover, in combination with adverse consumer sentiment regarding price increases, the Company may not be able to pass these tariff cost increases to customers in the form of higher price; as a result, the imposition of tariffs may have an adverse impact on our profitability.

●	Risk of union labor stoppages, slowdowns or strikes – Significant labor stoppages, strikes or possible labor shortages could negatively affect overall operations including production or shipments of finished product to customers which could have material effects on the Company’s sales and profits.

●	The Company is a controlled company due to the common stock holdings of the Gordon family - The Gordon family’s (including family members) share ownership represents a majority of the combined voting power of all classes of the Company’s common stock as of December 31, 2025. As a result, the Gordon family has the power to elect the Company’s directors and approve actions requiring the approval of the shareholders of the Company.

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

While we are regularly subject to cybersecurity incidents, the Company has not experienced any material cybersecurity incidents or a series of related unauthorized occurrences for the year ended December 31, 2025, and the Company is not currently aware of any cyber security attacks or breaches that are reasonably likely to materially affect the

Company’s business, business strategy, operating results or financial condition.  However, as discussed under Item 1A “Risk Factors,” specifically the risks titled “Risk of operational interruptions relating to computer software or hardware failures, including cyber-attacks,” a cybersecurity incident could negatively impact sales and profits. The sophistication of cyber, ransomware and other security threats continues to increase, and the preventative actions we take to reduce the risk of these incidents and protect our systems and information may be insufficient. Accordingly, no matter how well controls are designed and implemented, we will not be able to anticipate all cybersecurity attacks, ransomware and other security breaches and we may not be able to implement effective preventive measures against such security breaches in a timely manner.

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

ITEM 4.               Mine Safety Disclosures.

None.

PART II

ITEM 5.               Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the New York Stock Exchange under the trading symbol, “TR”. The Company’s Class B common stock is subject to restrictions on transferability. The Class B common stock is convertible at the option of the holder into shares of Class A common stock on a share-for-share basis. As of February 11, 2026 there were approximately 2,100 and 730 registered holders of record of common and Class B common stock, respectively. In addition, the Company estimates that as of February 11, 2026 there were 85,000 and 130 beneficial holders of common and Class B common stock, respectively.

The following table sets forth information about the shares of its common stock the Company purchased on the open market during the fiscal quarter ended December 31, 2025:

Issuer Purchases of Equity Securities

			Total Number of	Maximum Number (or
	Total	Average	Shares Purchased	Approximate Dollar Value)
	Number	Price	as Part of Publicly	of Shares that May Yet
	of Shares	Paid per	Announced Plans	be Purchased Under the
Period	Purchased	Share	or Programs	Plans or Programs

Oct 1 to Oct 31	—	$—	Not Applicable	Not Applicable
Nov 1 to Nov 30	—	—	Not Applicable	Not Applicable
Dec 1 to Dec 31	—	—	Not Applicable	Not Applicable
Total	—	$—

The Company did not make any share purchases in the fourth quarter of 2025. The Company does not have a formal dividend policy, but has historically issued quarterly dividends and in 2025 issued quarterly dividends of $0.09 per share.  The Company has also historically distributed an annual 3% stock dividend.  While the Company plans to continue to issue quarterly cash dividends and the annual stock dividend there can be no assurance that it will continue to do so in the future.

Performance Graph

The following performance graph compares the cumulative total shareholder return on the Company’s common stock for a five-year period (December 31, 2020 to December 31, 2025) with the cumulative total return of Standard & Poor’s 500 Stock Index (“S&P 500”) and the Dow Jones Industry Food Index (“Peer Group,” which includes the Company), assuming (i) $100 invested on December 31 of the first year of the chart in each of the Company’s common stock, S&P 500 and the Dow Jones Industry Food Index and (ii) the reinvestment of cash and stock dividends.

ITEM 6.               [RESERVED]

ITEM 7.               Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Thousands of dollars except per share, percentage and ratio figures)

The following discussion should be read in conjunction with the other sections of this report, including the consolidated financial statements and related notes contained in Item 8 of this Form 10-K. This section of this Form 10-K generally discusses the twelve months ended December 31, 2025 as compared to the same period of 2024.  Discussions comparing the results of the twelve months ended December 31, 2024 as compared to same period of 2023 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Form 10-K for the year ended December 31, 2024.

FINANCIAL REVIEW

This financial review discusses the Company’s financial condition, results of operations, liquidity and capital resources, significant accounting policies and estimates, new accounting pronouncements, market risks and other matters. It should be read in conjunction with the Consolidated Financial Statements and related Notes that follow this discussion.

FINANCIAL CONDITION

The Company’s overall financial position remains strong given that aggregate cash, cash equivalents and investments is $613,747 at December 31, 2025, including $121,541 in trading securities discussed below. Cash flows from 2025 operating activities totaled $130,614 compared to $138,889 in 2024, and are discussed in the section entitled Liquidity and Capital Resources. During 2025, the Company paid cash dividends of $26,066, purchased and retired $6,482 of its outstanding shares, and made capital expenditures of $34,263, all of which was financed from internal sources.

The Company’s net working capital was $223,016 at December 31, 2025 compared to $246,319 at December 31, 2024. As of December 31, 2025, the Company’s total cash, cash equivalents and investments, including all long-term investments, was $613,747 compared to $526,968 at December 31, 2024, an increase of $86,779. See Liquidity And Capital Resources section below for discussion. The aforementioned includes $121,541 and $105,067 of investments in trading securities as of December 31, 2025 and 2024, respectively. The Company invests in trading securities to provide an economic hedge for its deferred compensation liabilities, as further discussed herein and in Note 7 of the Company’s Notes to Consolidated Financial Statements.

Shareholders’ equity increased from $870,743 at December 31, 2024 to $940,972 as of December 31, 2025, which principally reflects 2025 net earnings of $100,052, less cash dividends of $26,066 and share repurchases of $6,482.

The Company has a relatively straight-forward financial structure and has historically maintained a conservative financial position. The Company has no special financing arrangements or “off-balance sheet” special purpose entities. Cash flows from operations plus maturities of investments are expected to be adequate to meet the Company’s overall financing needs, including capital expenditures, in 2026. The Company is continuously alert to possible acquisitions, and if the Company were to pursue and complete such an acquisition, that could result in the sale of marketable securities held for investment, bank borrowings or other financing.

RESULTS OF OPERATIONS

2025 vs. 2024

The consolidated net product sales for the twelve months of 2025 were $724,675 compared to the twelve months 2024 of $715,530, an increase of $9,145 or 1.3%. Fourth quarter 2025 net product sales were $194,350 compared to $191,356 in fourth quarter 2024, an increase of $2,994, or 1.6%. The sales increase in fourth quarter and twelve months 2025 was driven primarily by price increases taken during the year, as well as successful marketing and sales programs. The Company continued to face some challenges in 2025 as customers and consumers became more resistant to higher prices, and these headwinds had some adverse effects on sales throughout 2025.

Product cost of goods sold were $472,127 in 2025 compared to $468,056 in 2024, an increase of $4,071 or 0.9%. Product cost of goods sold includes $698 and $803 in certain deferred compensation expenses in 2025 and 2024, respectively. These deferred compensation expenses principally result from changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Adjusting for the aforementioned, product cost of goods sold increased from $467,253 in 2024 to $471,429 in 2025, an increase of $4,176 or 0.9%. As a percent of net product sales, these adjusted costs decreased from 65.3% in 2024 to 65.1% in 2025, a 0.2 favorable percentage point change. Higher price realizations, as well as certain cost and expense reductions, benefited cost of goods sold and gross profit margins in both 2025 and 2024.

Many companies in the consumer products industry have increased selling prices in order to improve price realization in response to increasing input costs in recent years. We have implemented price increases as well during this period in order to mitigate certain input cost increases and recover our margin declines. Although we made progress in restoring our margins in 2025, certain ingredients and packaging materials unit costs, particularly cocoa and chocolate, continued to increase in 2025. Cocoa commodities markets have now retreated from their recent high price levels, but still remain above historical levels. As these lower costs begin to be reflected in our supply chain costs, we expect to realize lower cocoa and chocolate costs in late 2026 and into 2027. Although the Company continues to monitor its input costs, we are mindful of the effects and limits when passing on the above-discussed higher input costs to our customers as well as the final consumers of our products.

The Company uses the Last-In-First-Out (LIFO) method of accounting for inventory and costs of goods sold which generally results in lower current net earnings and income taxes during such periods of increasing costs and higher inflation. As a result, the above discussed higher input costs have had some adverse effects on our gross profit margins in 2025 and 2024. During the prior year fourth quarter 2024, the Company reduced inventories which resulted in a LIFO liquidation. The liquidated inventory was carried at lower costs prevailing in prior years as compared with current costs in 2024, and therefore provided a benefit to the prior year fourth quarter and twelve months 2024 results.

Selling, marketing and administrative expenses were $157,503 in 2025 compared to $152,675 in 2024, an increase of $4,828 or 3.2%. Selling, marketing and administrative expenses include $15,653 and $15,521 in certain deferred compensation expenses in 2025 and 2024, respectively. These deferred compensation expenses principally result from changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Adjusting for the aforementioned, selling, marketing and administrative expenses increased from $137,154 in 2024 to $141,850 in 2025, an increase of $4,696 or 3.4%. As a percent of net product sales, these adjusted expenses increased from 19.2% of net product sales in 2024 to 19.6% of net product sales in 2025, a 0.4 unfavorable percentage point change. The increase in these expenses in 2025, as a percentage of net product sales, was principally driven by increases in advertising and marketing expenses, and higher expenses relating to international operations.

As outlined in Note 1 to the consolidated financial statements, the Company records revenue from net product sales based on accounting guidance. Adjustments for estimated customer cash discounts upon payment, discounts for price adjustments, product returns, allowances, and certain advertising and promotional costs, including consumer coupons, are variable considerations and are recorded as a reduction of net product sales revenue in the same period the related net product sales are recorded. These estimates are calculated using historical averages adjusted for any expected changes due to current business conditions and experience. The Company identified changes in business conditions in each of the periods presented that changed Management’s estimated current and future liabilities for prior period obligations resulting in a reduction in accrued liabilities and an increase in net product sales of $2,700 and $5,665 in 2025 and 2024, respectively.

Selling, marketing and administrative expenses include freight, delivery and warehousing expenses. These expenses decreased from $57,581 in 2024 to $56,780 in 2025, a decrease of $801 or 1.4%. As a percent of net product sales, these adjusted expenses decreased from 8.0% in 2024 to 7.8% in 2025, a 0.2 favorable percentage point change, which generally reflects the benefits of sales price increases.

The Company has foreign operating businesses in Mexico, Canada and Spain, and exports products to many foreign markets. The Company’s Spanish subsidiary (97% owned by the Company) incurred an operating loss of $2,244 in 2025 compared to its $611 loss in 2024. Company management expects the competitive and business challenges in Spain to continue, but is undertaking an in-depth evaluation of the business to ascertain the best course of action for this business. Nonetheless, Management believes that operating losses at its Spanish subsidiary will continue in 2026 and that these future losses, as well as some capital expenditures, will likely require additional cash financing.

The Company believes that the carrying values of its goodwill and trademarks have indefinite lives as they are expected to generate cash flows indefinitely. In accordance with current accounting guidance, these indefinite-lived intangible assets are assessed at least annually for impairment as of December 31 or whenever events or circumstances indicate that the carrying values may not be recoverable from future cash flows. No impairments were recorded in 2025, 2024 or 2023. Current accounting guidance provides entities an option of performing a qualitative assessment (a "step-zero" test) before performing a quantitative analysis. If the entity determines, on the basis of certain qualitative factors, that it is more-likely-than-not that the intangibles (goodwill and certain trademarks) are not impaired, the entity would not need to proceed to the two step impairment testing process (quantitative analysis) as prescribed in the guidance. During fourth quarter 2025

(and fourth quarters 2024 and 2023), the Company performed a “step zero” test of its goodwill and certain trademarks, and concluded that there was no impairment based on this guidance. Although the “step-zero” analysis performed for the fair value assessment of certain trademarks concluded that there was no impairment, the Company proceeded to “step-one” and performed additional analysis in fourth quarter 2025 and 2024 for significant indefinite-lived intangible assets that have been impaired in the past. Using discounted cash flows and estimated royalty rates, the Company concluded that the trademarks were not impaired. For these trademarks, holding all other assumptions constant, as of December 31, 2025, a 100 basis point increase in the discount rate would reduce the fair value of these trademarks by approximately 11% and a 100 basis point decrease in the royalty rate would reduce the fair value of these trademarks by approximately 9%. Individually, a 100 basis point increase in the discount rate or a 100 basis point decrease in the royalty rate would not result in a potential impairment as of December 31, 2025.

Earnings from operations were $100,939 in 2025 compared to $100,505 in 2024, an increase of $434. Earnings from operations include $16,351 and $16,324 in certain deferred compensation expense in 2025 and 2024, respectively, which are discussed above. Adjusting for these deferred compensation expenses, adjusted earnings from operations increased from $116,829 in 2024 to $117,290 in 2025, an increase of $461 or 0.4%. The above discussed increase in net product sales, as well as cost and expense reduction programs and actions, were the principal drivers of higher adjusted operating earnings in 2025 compared to 2024.

Management believes the comparisons presented in the preceding paragraphs, after adjusting for changes in deferred compensation, are more reflective of the underlying operations of the Company.

Other income, net was $36,297 in 2025 compared to $26,366 in 2024, an increase of $9,931. Other income, net principally reflects $16,351 and $16,324 of aggregate net gains and investment income on trading securities in 2025 and 2024, respectively. These trading securities provide an economic hedge of the Company’s deferred compensation liabilities; and the related net gains and investment income were offset by a like amount of expense in aggregate product cost of goods sold and selling, marketing, and administrative expenses in the respective years as discussed above. Other income, net includes investment income from available for sale securities of $20,186 and $9,598 in 2025 and 2024, respectively, which reflects both higher interest rates and related investment returns on the Company’s available for sale investments in marketable securities, as well as an increase in the average balances in 2025 compared to 2024 on such securities. As discussed in Note 1 to the Consolidated Financial Statements, we determined that we were not accreting bond discounts to income as part of our investment portfolio and under-recognized income relating to available for sale investments. We evaluated the error, both qualitatively and quantitatively, and determined that no prior interim or annual periods were materially misstated. Therefore, to correct the cumulative error, Other Income, net includes pre-tax out-of-period adjustments of $3,231 for 2025 which resulted from reclassifying unrealized gains from Accumulated Other Comprehensive Income/Loss. Other income, net also includes foreign exchange gains (losses) of ($1,711) and $511 in 2025 and 2024, respectively.

In December 2024, the Board of Directors (the “Board”) of the Company revoked its prior action in December 2018 that permitted management to take appropriate action to preserve the full income tax deductibility of certain amounts under its nonqualified deferred compensation plans in light of changes to Section 162(m) of Internal Revenue Code made by the Tax Cuts and Jobs Act of 2017 (“TCJA”).  The Board revoked its authorization after determining that it was no longer feasible, after considering the purpose of these plans, to secure tax deductions on all accrued deferred compensation by further deferring payment amounts, in large part, due to interpretations of TCJA later adopted by the IRS and the subsequent growth of plan account balances due to sustained equity market appreciation. Given this Board action and the resulting expectation that certain additional amounts of deferred compensation will not be tax deductible in future years, the Company concluded that it should write off the related deferred tax assets based on accounting guidance. The adjustment to the deferred tax assets resulted in a non-cash tax charge of $11,010 in fourth quarter 2024.

The Company’s effective income tax rates were 27.1% and 48.8% in fourth quarter 2025 and 2024, respectively, and 27.1% and 31.6% in twelve months 2025 and 2024, respectively. These effective tax rates reflect the adverse effect of the above discussed deferred compensation that will not be deductible for income taxes when paid in future periods. The higher effective tax rates in fourth quarter and twelve months 2024 also reflect the write off of deferred tax assets relating to prior years’ deferred compensation which was no longer determined as tax deductible in fourth quarter 2024 as discussed above. A reconciliation of the differences between the U.S. statutory rate and these effective tax rates is provided in Note

4 of the Company’s Notes to Consolidated Financial Statements. Excluding the effects of the write-off of deferred tax assets as discussed above, the Company’s effective income tax rates were 26.2% and 23.8% in fourth quarter 2025 and 2024, respectively, and 24.9% and 22.9% in twelve months 2025 and 2024, respectively.

U.S. tax reform (the TCJA) changed the United States approach to the taxation of foreign earnings to a territorial system by providing a one hundred percent dividends received deduction for certain qualified dividends received from foreign subsidiaries. These provisions of U.S. tax reform significantly impact the accounting for the undistributed earnings of foreign subsidiaries. After carefully considering these facts, the Company determined that it asserts the permanent reinvestment of all of its foreign subsidiaries’ earnings as of December 31, 2025.

Net earnings attributable to Tootsie Roll Industries, Inc. were $100,052 in twelve months 2025 compared to $86,827 in 2024, and net earnings per share were $1.37 and $1.18 in 2025 and 2024, respectively, an increase of $0.19 per share or 16.1%. Fourth quarter 2025 and 2024 net earnings attributable to Tootsie Roll Industries, Inc. were $28,791 and $22,509, respectively, and net earnings per share were $0.40 and $0.31, respectively, an increase of $0.09 per share or 29.0%. Adjusting for the above-discussed write-off of deferred tax assets relating to deferred compensation, net earnings in fourth quarter 2025 would have been $29,116 compared to $33,519 in fourth quarter 2024, a decrease of $4,403 or 13%, and net earnings in twelve months 2025 would have been $103,148 compared to $97,837 in 2024, an increase of $5,311 or 5%. The decline in the aforementioned adjusted net earnings in fourth quarter 2025 reflects the favorable effects of the prior year’s LIFO liquidation as discussed above, higher ingredient costs, primarily cocoa and chocolate, unfavorable sales mix, higher advertising expense, and adverse results of foreign operations in fourth quarter 2025. Earnings per share in both fourth quarter and twelve months 2025 benefited by the reduction in average shares outstanding resulting from purchases of the Company’s common stock in the open market by the Company. Average shares outstanding decreased from 73,438 in 2024 to 72,905 in 2025 which reflects share repurchases of $6,482 during 2025.

Our operations and sales are principally in North America, and our cross-border transactions with Canada and Mexico qualify under the USMCA free-trade agreement. Certain ingredients, including cocoa, chocolate and edible oils, as well as some packaging and other purchases, do have foreign origins outside of USMCA and the related higher tariffs on these purchases added to our costs in 2025. During fourth quarter 2025, tariffs on cocoa were rescinded and therefore we should realize some additional cost reductions on these purchases in 2026. However, due to the recent Supreme Court rulings and subsequent actions taken by the Executive Branch regarding new tariffs, management is not able to determine the effect of tariffs on its business in 2026. We have estimated that our 2025 incremental cost of tariffs was approximately $3.7 million, which includes estimates of tariffs that were paid directly by our suppliers and passed on to us.

We are focused on the longer term and therefore are continuing to make investments in plant manufacturing operations to meet new customer and consumer product demands, achieve product quality improvements, expand capacity in certain product lines, and increase operational efficiencies in order to provide genuine value to consumers.

Beginning in 2012, the Company received periodic notices from the Bakery and Confectionery Union and Industry International Pension Fund (Plan), a multi-employer defined benefit pension plan for certain Company union employees, that the Plan’s actuary certified the Plan to be in “critical status”, as defined by the Pension Protection Act (PPA) and the Pension Benefit Guaranty Corporation (PBGC); and that a plan of rehabilitation was adopted by the trustees of the Plan in 2012. Beginning in 2015, the Plan was reclassified to “critical and declining status”, as defined by the PPA and PBGC, for the plan year beginning January 1, 2015. A designation of “critical and declining status” implies that the Plan is expected to become insolvent in the next 20 years. In 2016, the Company received new notices that the Plan’s trustees adopted an updated Rehabilitation Plan effective January 1, 2016, and all annual notices through 2024, prior to receipt of Special Financial Assistance, have continued to classify the Plan in the “critical and declining status” category. As discussed below, in July 2024 the Plan received Special Financial Assistance of $3.4 billion. As required by federal law, the Plan is certified to be in critical status for plan year 2025 and will be until the plan year ending in 2051 as a result of the Special Financial Assistance received.

Based on these updated notices, the Plan’s funded percentage (plan investment assets as a percentage of plan liabilities), as defined, were 45.2%, 47.0%, and 49.3% as of January 1, 2024, 2023, and 2022, respectively (these valuation dates are as of the beginning of each Plan year). These funded percentages are based on actuarial values, as defined, and do not reflect the actual market value of Plan investments as of these dates. If the market value of investments had been used as of January 1, 2024, the funded percentage would be 41.7% (not 45.2%). Note that these funded percentages do not include the Special Financial Assistance. As of the most recent measurement provided in the Annual Funding Notice, only 14.9% of Plan participants were current active employees, 54.8% were retired or separated from service and receiving benefits, and 30.3% were retired or separated from service and entitled to future benefits. The number of current active employee Plan participants as of the most recent measurement increased 2% from the previous year and remained consistent over the past two years. When compared to the Plan valuation date of January 1, 2011 (just prior to the Plan being certified to be in “critical status”), current active employee participants have declined 54%, whereas participants who were retired or separated from service and receiving benefits increased 1% and participants who were retired or separated from service and entitled to future benefits increased 2%.

The Company has been advised that its withdrawal liability would have been $102,800, $97,500 and $102,200 if it had withdrawn from the Plan during 2025, 2024 and 2023 respectively (most recent information provided by the Plan). The most recent increase in the withdrawal liability as advised by the Plan was primarily due to the full present value of vested benefits being valued at the PBGC interest rates, as required for plans that receive Special Financial Assistance, rather than a blended interest rate assumption used in previous years. As discussed below, the Plan was granted $3.4 billion in Special Financial Assistance in July 2024. After receiving the Special Financial Assistance, the Plan was required to use PBGC interest rates to value all, instead of a portion, of the present value of vested benefits to provide an estimate of the Company’s withdrawal liability. The net impact of the interest rate assumption change was a decrease in the effective interest rate, which resulted in a higher vested Plan benefit liability. In addition, for withdrawal liability purposes, PBGC regulations require the Special Financial Assistance to be phased-in over a period of time instead of fully recognized immediately.

Based on the Company’s most recent actuarial estimates using the information provided by the Plan with respect to its 2025 withdrawal liability (based on most recent information provided to the Company) and certain provisions in ERISA and laws relating to withdrawal liability payments, management believes that the Company’s liability had the Company withdrawn in 2025 would likely be limited to twenty annual payments of $2,706 which have a present value in the range of $32,904 to $35,413 depending on the interest rate used to discount these payments. While the Company’s actuarial consultant does not anticipate that the Plan will incur a future mass withdrawal (as defined) of participating employers, in the event of a mass withdrawal, the Company’s annual withdrawal payments would theoretically be payable in perpetuity. Based on the same actuarial estimates, had a mass withdrawal occurred in 2025, the present value of such perpetuities is in the range of $47,812 to $56,833 and would apply in the unlikely event that substantially all employers withdraw from the Plan. The aforementioned is based on a range of interest rates which the Company’s actuary has advised is provided under the statute. Should the Company actually withdraw from the Plan at a future date, a withdrawal liability, which could be higher than the above discussed amounts, could be payable to the Plan.

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

The Company’s pension expense for this Plan for twelve months 2025 and 2024 was $3,290 and $3,332, respectively. The aforementioned expense includes surcharges of $1,160 and $1,174 for twelve months 2025 and 2024, respectively, as required under the amended plan of rehabilitation.

In June 2024, the PBGC announced that it had approved the Plan’s application for Special Financial Assistance under the American Rescue Plan Act of 2021. Company management understands and believes that this legislation would provide financial assistance from the PBGC to shore up financially distressed multi-employer plans to ensure that they can remain solvent and continue to pay benefits to retirees through 2051 without any reduction in retiree benefits.  The Plan advised the Company that it was granted approximately $3.4 billion in Special Financial Assistance funds and received those funds in July 2024. According to the Company’s actuary, it remains unclear if the Plan can remain solvent through the targeted date of 2051, although as a requirement of the American Rescue Plan Act of 2021, the Plan must remain in “critical status” through 2051 regardless of solvency. The regulations under the aforementioned PBGC financial assistance could result in a higher withdrawal liability even with PBGC financial assistance since those regulations require use of settlement interest rates to value all, instead of a portion, of the present value of vested benefits in determining the Company’s withdrawal liability. In addition, for withdrawal liability purposes, PBGC regulations require the Special Financial Assistance to be phased-in over a period of time instead of fully recognized immediately. While it is uncertain how the requirements imposed by the Special Financial Assistance will impact the Company’s withdrawal liability in the future, the Company’s actuary believes any withdrawal will continue to be limited to the twenty annual payments previously discussed and that those payments will not be affected by Special Financial Assistance regulation.

During second quarter 2023, the Company and the union associated with the Plan concluded negotiations and entered into a new labor contract which expires in September 2027. Under terms of the union contract the Company is obligated to continue its participation in the Plan during the contract period. The Company is unable to determine the ultimate outcome of the above discussed multi-employer union pension matter and therefore is unable to determine the effects on its consolidated financial statements, but the ultimate outcome could have a material adverse effect on the Company’s consolidated results of operations or cash flows in one or more future periods. See also Note 7 of the Company’s Notes to Consolidated Financial Statements on Form 10-K for the year ended December 31, 2025.

The Company is focused on the longer term and therefore is continuing to make investments in plant manufacturing operations to meet new consumer and customer product demands, achieve product quality improvements, expand capacity in certain product lines, and increase operational efficiencies in order to provide genuine value to consumers.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities were $130,614, $138,889 and $94,611 in 2025, 2024 and 2023, respectively. The $8,275 decrease in cash flows from operating activities from 2024 to 2025 principally reflects changes in accounts receivable, inventories, and amortization of marketable securities and discounts, net, which was partially offset by changes in income taxes payable. The $44,278 increase in cash flows from operating activities from 2023 to 2024 primarily reflects a lower investment in net working capital as well as lower inventories to better meet demand.

The Company manages and controls a VEBA trust, to fund the estimated future costs of certain union employee health, welfare and other benefits. Contributions of $20,000 were made to this trust in 2023; no contribution was made to the trust during 2024 and 2025. The Company uses these funds to pay the actual cost of such benefits over each union contract period. At December 31, 2025 and 2024, the VEBA trust held $8,953 and $13,926 respectively, of aggregate cash and cash equivalents, which the Company expects to use to pay certain union employee benefits through part or all of 2027. This asset value is included in prepaid expenses and long-term other assets in the Company’s Consolidated Statement of Financial Position and is categorized as Level 1 within the fair value hierarchy.

Cash flows from investing activities reflect capital expenditures of $34,263, $17,997, and $26,796 in 2025, 2024 and 2023, respectively. The Company is currently undergoing a plant expansion at one of its manufacturing facilities in the USA, including additional and replacement of certain processing and packaging lines, to better meet its higher level of forecasted demand for certain products on a timelier and more cost-effective basis. The Company expects that this will take place over the next seven years, however, most of the actual expenditures, which related to the building construction, are expected to occur in 2026. During 2025, we incurred $10,700 of capital expenditures relating to this expansion. Company management believes that the total cost of this expansion, including new machinery and equipment, some of which is normal and recurring replacements over the next seven years, food processing infrastructure, and raw materials warehousing will approximate $75,000 to $85,000. All capital expenditures have been and are expected to be funded from the Company’s cash flow from operations and internal sources including investments in available for sale securities.

Other than the bank loans and the related restricted cash of the Company’s Spanish subsidiary which are discussed in Note 1 of the Company’s Notes to Consolidated Financial Statements, the Company had no bank borrowings or repayments in 2023, 2024, or 2025. Nonetheless, the Company would consider bank borrowing or other financing in the event that a business acquisition is completed.

Financing activities include Company common stock purchases and retirements of $6,482, $13,534, and $33,114 in 2025, 2024 and 2023, respectively. Cash dividends of $26,066, $25,515, and $25,076 were paid in 2025, 2024 and 2023, respectively.

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

Provisions for bad debts are recorded as selling, marketing and administrative expenses. Write-offs of bad debts did not exceed 0.2% of net product sales in each of 2025, 2024 and 2023, and accordingly, have not been significant to the Company’s financial position or results of operations.

Intangible assets

The Company’s intangible assets consist primarily of goodwill and acquired trademarks. In accordance with accounting guidance, goodwill and other indefinite-lived assets, trademarks, are not amortized, but are instead subjected to annual testing for impairment unless certain triggering events or circumstances are noted. The Company performs its annual impairment review and assessment as of December 31. All trademarks have been assessed by management to have indefinite lives because they are expected to generate cash flows indefinitely. The Company reviews and assesses certain trademarks (non-amortizable intangible assets) for impairment by comparing the fair value of each trademark with its carrying value. Current accounting guidance provides entities an option of performing a qualitative assessment (a "step-zero" test) before performing a quantitative analysis. If the entity determines, on the basis of certain qualitative factors, that it is more-likely-than-not that the intangibles (goodwill and certain trademarks) are not impaired, the entity would not need to proceed to the two step impairment testing process (quantitative analysis) as prescribed in the guidance. During fourth quarter 2025, the Company performed a “step zero” test of its goodwill and certain trademarks, and concluded that there was no impairment based on this guidance.

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

Customer incentive programs, advertising and marketing

Advertising and marketing costs are recorded in the period to which such costs relate. Media advertising is recorded as an expense in the period in which the media is run (e.g. a commercial is aired in the chosen media) based on accounting guidance. The Company does not defer the recognition of any amounts on its consolidated balance sheet with respect to such costs. The expected cost of future payments to customers for incentives and other trade promotional programs is recorded at the time sale as a reduction of Net Product Sales. The liabilities associated with these programs are reviewed quarterly and adjusted if the expected utilization rate differs from management’s original estimates.

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

Income taxes

Deferred income taxes are recognized for future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. The Company records valuation allowances, or may actually adjust or write-off deferred tax assets, in situations where the realization of deferred tax assets is not more-likely-than-not; and the Company adjusts and releases such valuation allowances when realization becomes more-likely-than-not as defined by accounting guidance. The Company periodically reviews assumptions and estimates of the Company’s probable tax obligations and effects on its liability for uncertain tax positions, using informed judgment which may include the use of third-party consultants, advisors and legal counsel, as well as historical experience.

Valuation of investments

Investments are classified as either available for sale or trading. Investments classified as available for sale primarily comprise high quality corporate bonds which are generally not sold prior to maturity, with maturities typically three to five years. The Company uses a “ladder” approach to its maturities so that approximately 20% to 35% of the portfolio matures each year with the objective of achieving higher yields with limited interest rate risk. Available for sale investments are reviewed for impairment at each reporting period by comparing the carrying value or amortized cost to the fair market value. In the event that the Company determines that a security’s fair value is permanently impaired, the Company will record the amount of the impairment attributable to credit factors in earnings as credit loss expense or, as applicable, a reversal of that expense, with the amount attributable to non-credit factors in other comprehensive income, net of applicable taxes. The Company’s investment policy, which guides investment decisions, is focused on high quality investments which mitigates the risk of impairment. Investments classified as trading securities primarily comprise mutual funds which are used as an economic hedge against our deferred compensation liabilities. Trading securities are carried at fair value with gains or losses included in Other Income, Net. The Company does not invest in Level 3 securities, as defined, but may utilize third-party professional valuation firms as necessary to assist in the determination of the value of investments that utilize Level 3 inputs (as defined by guidance) should any of its investments ever be downgraded to Level 3.

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

The Company utilizes commodity futures contracts, as well as annual supply agreements, to hedge (primarily sugar) and plan for anticipated purchases of certain ingredients in order to mitigate commodity cost fluctuation. The Company also may purchase forward foreign exchange contracts to hedge its costs of manufacturing certain products in Canada for sale and distribution in the USA, and periodically does so for purchases of equipment or raw materials from foreign suppliers. Such commodity futures and currency forward contracts are cash flow hedges and are effective as hedges as defined by accounting guidance. The unrealized gains and losses on such contracts are deferred as a component of accumulated other comprehensive loss (or gain) and are recognized as a component of product cost of goods sold when the related inventory is sold.

The potential change in fair value of commodity and foreign currency derivative instruments held by the Company at December 31, 2025, assuming a 10% change in the underlying contract price, was $3,209. The analysis only includes commodity and foreign currency derivative instruments and, therefore, does not consider the offsetting effect of changes in the price of the underlying commodity or foreign currency. This amount is not significant compared with the net earnings and shareholders’ equity of the Company.

Interest rates

Interest rate risks primarily relate to the Company’s investments in available for sale marketable securities with maturity dates of generally three to five years.

The majority of the Company’s investments which are classified as available for sale have generally not been sold prior to their maturity, which is typically three to five years. Approximately 20% to 35% of this investment portfolio matures each year. This “ladder” approach to investing limits the Company’s exposure to interest rate fluctuations. The accompanying chart summarizes the maturities of the Company’s investments in debt securities at December 31, 2025.

Less than 1 year	$49,468
1 – 2 years	77,233
2 – 5 years	238,340
Total	$365,041

The Company’s outstanding debt at December 31, 2025 and 2024 was $7,500 in an industrial development bond in which interest rates reset each week based on the current market rate. Therefore, the Company does not believe that it has significant interest rate risk with respect to its interest bearing debt.

Investment in marketable securities

As stated above, the Company’s investments classified as available for sale primarily include marketable securities which mature in three to five years. The Company’s marketable securities are generally not sold prior to maturity. The Company utilizes a professional money manager and maintains investment policy guidelines which emphasize high quality and liquidity in order to minimize the potential loss exposures that could result in the event of higher interest rates, a default or other adverse event. The Company continues to monitor these investments and markets, as well as its investment policies, however, the financial markets could experience unanticipated or unprecedented events and future outcomes may be less predictable than in the past.

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

From time to time, the Company may use foreign exchange forward contracts and derivative instruments to mitigate its exposure to foreign exchange risks, as well as those related to firm commitments to purchase equipment from foreign vendors. See Note 10 of the Company’s Notes to Consolidated Financial Statements for outstanding foreign exchange forward contracts as of December 31, 2025.

ITEM 7A.           Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included under the caption “Market Risk” in Item 7 above.

See also Note 1 of the Notes to Consolidated Financial Statements.

ITEM 8.               Financial Statements and Supplementary Data.

Management’s Report on Internal Control Over Financial Reporting

The management of Tootsie Roll Industries, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 (SEC) Rule 13a-15(f). Company management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 as required by SEC Rule 13a-15(c). In making this assessment, the Company used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on the Company’s evaluation under the COSO criteria, Company management concluded that its internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by Grant Thornton LLP (PCAOB ID: 248), an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Tootsie Roll Industries, Inc.

Opinions on the financial statements and internal control over financial reporting

We have audited the accompanying consolidated balance sheets of Tootsie Roll Industries, Inc. (a Virginia corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of earnings and retained earnings, comprehensive earnings  and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

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

Valuation of Accrued Liabilities for Trade Promotion

As described further in Note 1 and 2 to the financial statements, the Company promotes products through, but not limited to, discounts, rebates, and volume-based incentives. The Company recognizes the estimated costs of these trade promotion activities as a component of variable consideration when determining the transaction price. The unsettled portion of the Company’s obligation for trade promotion activities is included in accrued liabilities in the Consolidated Statements of Financial Position. We identified valuation of accrued liabilities for trade promotions as a critical audit matter.

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

Chicago, Illinois

February 27, 2026

CONSOLIDATED STATEMENTS OF

Earnings and Retained Earnings

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES	(in thousands except per share data)

	For the year ended December 31,
	2025	2024	2023
Net product sales	$724,675	$715,530	$763,252
Rental and royalty revenue	7,849	7,687	6,113
Total revenue	732,524	723,217	769,365
Product cost of goods sold	472,127	468,056	510,737
Rental and royalty cost	1,955	1,981	1,788
Total costs	474,082	470,037	512,525
Product gross margin	252,548	247,474	252,515
Rental and royalty gross margin	5,894	5,706	4,325
Total gross margin	258,442	253,180	256,840
Selling, marketing and administrative expenses	157,503	152,675	155,012
Earnings from operations	100,939	100,505	101,828
Other income (expense), net	36,297	26,366	18,066
Earnings before income taxes	137,236	126,871	119,894
Provision for income taxes	37,254	40,063	28,008
Net earnings	99,982	86,808	91,886
Less: net earnings (loss) attributable to noncontrolling interests	(70)	(19)	(26)
Net earnings attributable to Tootsie Roll Industries, Inc.	$100,052	$86,827	$91,912

Net earnings attributable to Tootsie Roll Industries, Inc. per share	$1.37	$1.18	$1.28
Average number of shares outstanding	72,905	73,438	71,903

Retained earnings at beginning of period	$57,902	$62,949	$48,276
Net earnings attributable to Tootsie Roll Industries, Inc.	100,052	86,827	91,912
Cash dividends	(26,046)	(25,478)	(24,922)
Stock dividends	(66,436)	(66,396)	(52,317)
Retained earnings at end of period	$65,472	$57,902	$62,949

(The accompanying notes are an integral part of these statements.)

CONSOLIDATED STATEMENTS OF

Comprehensive Earnings

TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES	(in thousands)

	For the year ended December 31,
	2025	2024	2023
Net earnings	$99,982	$86,808	$91,886

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	2,355	(3,737)	2,745

Pension and postretirement reclassification adjustments:
Unrealized gains (losses) for the period on postretirement and pension benefits	(202)	1,408	(241)
Less: reclassification adjustment for (gains) losses to net earnings	(820)	(639)	(758)
Unrealized gains (losses) on postretirement and pension benefits	(1,022)	769	(999)

Investments:
Unrealized gains (losses) for the period on investments	519	4,685	8,510
Less: reclassification adjustment for (gains) losses to net earnings	(86)	(11)	(1)
Unrealized gains (losses) on investments	433	4,674	8,509

Derivatives:
Unrealized gains (losses) for the period on derivatives	(767)	(2,685)	(2,748)
Less: reclassification adjustment for (gains) losses to net earnings	2,096	1,925	795
Unrealized gains (losses) on derivatives	1,329	(760)	(1,953)

Total other comprehensive income (loss), before tax	3,095	946	8,302
Income tax benefit (expense) related to items of other comprehensive income	(178)	(1,151)	(1,346)
Total comprehensive earnings	102,899	86,603	98,842
Comprehensive earnings (loss) attributable to noncontrolling interests	(70)	(19)	(26)
Total comprehensive earnings attributable to Tootsie Roll Industries, Inc.	$102,969	$86,622	$98,868

(The accompanying notes are an integral part of these statements.)

CONSOLIDATED STATEMENTS OF
Financial Position
TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES	(in thousands)

Assets

	December 31,
	2025	2024
CURRENT ASSETS:
Cash and cash equivalents	$127,165	$138,841
Restricted cash	399	352
Investments	49,468	55,789
Accounts receivable trade, less allowances of $2,167 and $2,184	47,901	43,811
Other receivables	6,282	6,832
Inventories:
Finished goods and work-in-process	42,148	43,603
Raw materials and supplies	33,034	34,022
Prepaid expenses	15,071	10,355
Total current assets	321,468	333,605
PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	21,807	21,710
Buildings	156,497	148,778
Machinery and equipment	518,664	499,210
Construction in progress	15,476	6,820
Operating lease right-of-use assets	5,026	6,043
	717,470	682,561
Less — accumulated depreciation	479,706	462,758
Net property, plant and equipment	237,764	219,803
OTHER ASSETS:
Goodwill	73,237	73,237
Trademarks	175,024	175,024
Investments	437,114	332,338
Prepaid expenses and other assets	7,311	11,633
Deferred income taxes	2,064	1,541
Total other assets	694,750	593,773
Total assets	$1,253,982	$1,147,181

(The accompanying notes are an integral part of these statements.)

(in thousands except per share data)

Liabilities and Shareholders’ Equity

	December 31,
	2025	2024
CURRENT LIABILITIES:
Accounts payable	$15,860	$13,397
Bank loans	994	924
Dividends payable	6,569	6,403
Accrued liabilities	64,180	63,607
Postretirement health care benefits	635	595
Operating lease liabilities	1,140	1,374
Income taxes payable	5,940	636
Deferred compensation	3,134	350
Total current liabilities	98,452	87,286
NONCURRENT LIABILITIES:
Deferred income taxes	66,584	54,537
Postretirement health care benefits	8,882	8,701
Industrial development bond	7,500	7,500
Liability for uncertain tax positions	3,482	2,564
Operating lease liabilities	4,251	4,992
Deferred compensation and other liabilities	124,263	111,192
Total noncurrent liabilities	214,962	189,486
TOOTSIE ROLL INDUSTRIES, INC. SHAREHOLDERS’ EQUITY:
Common stock, $0.694 par value — 120,000 shares authorized — 41,821 and 40,789, respectively, issued	29,042	28,325
Class B common stock, $0.694 par value — 40,000 shares authorized — 31,166 and 30,286, respectively, issued	21,643	21,032
Capital in excess of par value	847,308	788,894
Retained earnings	65,472	57,902
Accumulated other comprehensive loss	(20,501)	(23,418)
Treasury stock (at cost) — 108 shares and 105 shares, respectively	(1,992)	(1,992)
Total Tootsie Roll Industries, Inc. shareholders’ equity	940,972	870,743
Noncontrolling interests	(404)	(334)
Total equity	940,568	870,409
Total liabilities and shareholders' equity	$1,253,982	$1,147,181

(The accompanying notes are an integral part of these statements.)

CONSOLIDATED STATEMENTS OF
Cash Flows
TOOTSIE ROLL INDUSTRIES, INC. AND SUBSIDIARIES	(in thousands)

	For the year ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$99,982	$86,808	$91,886
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	19,067	18,176	18,243
Deferred income taxes	11,605	7,758	(913)
Amortization of marketable security premiums and discounts, net	(5,388)	1,829	3,946
Changes in operating assets and liabilities:
Accounts receivable	(3,285)	10,226	4,891
Other receivables	979	1,444	(4,574)
Inventories	3,421	15,790	(9,601)
Prepaid expenses and other assets	(274)	2,559	(15,856)
Accounts payable and accrued liabilities	(448)	635	(3,570)
Income taxes payable	6,222	(7,664)	9,583
Postretirement health care benefits	(801)	(253)	(649)
Deferred compensation and other liabilities	(466)	1,581	1,225
Net cash provided by operating activities	130,614	138,889	94,611
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(34,263)	(17,997)	(26,796)
Purchases of trading securities	(2,251)	(2,257)	(1,875)
Sales of trading securities	2,127	1,314	774
Purchase of available for sale securities	(133,688)	(108,728)	(92,431)
Sale and maturity of available for sale securities	57,529	91,826	106,128
Net cash used in investing activities	(110,546)	(35,842)	(14,200)
CASH FLOWS FROM FINANCING ACTIVITIES:
Shares purchased and retired	(6,482)	(13,534)	(33,114)
Dividends paid in cash	(26,066)	(25,515)	(25,076)
Proceeds from bank loans	3,068	3,828	3,499
Repayment of bank loans	(3,069)	(3,928)	(3,489)
Net cash used in financing activities	(32,549)	(39,149)	(58,180)
Effect of exchange rate changes on cash	852	(995)	424
Increase (decrease) in cash and cash equivalents	(11,629)	62,903	22,655
Cash, cash equivalents and restricted cash at beginning of year	139,193	76,290	53,635
Cash, cash equivalents and restricted cash at end of year	$127,564	$139,193	$76,290

Supplemental cash flow information:
Income taxes paid	$25,139	$38,165	$19,583
Interest paid	$195	$268	$258
Stock dividend issued	$66,289	$66,243	$86,433

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

Revenue recognition:

The Company’s revenues, primarily net product sales, principally result from the sale of goods and reflect the consideration to which the Company expects to be entitled based on customer purchase orders. The Company records revenue based on a five-step model in accordance with Accounting Standards Codification ("ASC") Topic 606. Adjustments for estimated customer cash discounts upon payment, discounts for price adjustments, product returns, allowances, and certain advertising and promotional costs, including consumer coupons, are variable consideration and are recorded as a reduction of product sales revenue in the same period the related product sales are recorded. Such estimates are calculated using historical averages adjusted for any expected change due to current business conditions and experience. A net product sale is recorded when the Company delivers the product to the customer, or in certain instances, the customer picks up the goods at the Company’s distribution centers, and thereby obtains control of such product. Amounts billed and due from our customers are classified as accounts receivables trade on the balance sheet and require payment on a short-term basis. Accounts receivable, less allowances, was $47,901, $43,811, and $55,568 as of December 31, 2025, 2024, and 2023, respectively. Accounts receivables are unsecured. Accounts receivable consists primarily of amounts due from normal business activities. The Company maintains an allowance for credit losses for estimated uncollectable accounts receivable. Reserves for estimated credit losses are based upon historical experience, specific customer collection issues, current conditions and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual terms of receivables and other financial assets. Accounts are written off against the allowance account when they are determined to no longer be collectible. Advertising cost of $5,841, $3,040, and $2,708 in 2025, 2024, and 2023, respectively, are included in selling, marketing, and administrative expenses. Shipping and handling costs of $56,780, $57,581, and $65,465 in 2025, 2024 and 2023, respectively, are included in selling, marketing and administrative expenses. Royalty income (less than 0.1% of our consolidated net sales) is also recognized from sales-based licensing arrangements, pursuant to which revenue is recognized as the third-party licensee sales occur. Rental income (approximately 1% of our consolidated net sales) is not considered revenue from contracts from customers.

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

Cash and cash equivalents:

The Company considers short-term debt securities with an original maturity of three months or less to be cash equivalents. Substantially all cash and cash equivalents are held at a major U.S. money center bank or its foreign branches (Bank of America), or its investment broker affiliate (Bank of New York Mellon and PIMCO). The cash in the Company’s U.S. banks (primarily Bank of America) is not fully insured by the Federal Deposit Insurance Corporation due to the statutory limit of $250. The Company had approximately $6,893 and $5,312 of cash held and controlled by foreign subsidiaries, principally foreign branches of a U.S. bank (Bank of America), at December 31, 2025 and 2024, respectively. The Company's cash in its foreign bank accounts is also not fully insured.

Investments:

Investments consist of various marketable securities principally corporate bonds, with maturities of generally from three to five years. The Company classifies debt and equity securities as either available for sale or trading. Available for sale debt securities are not actively traded by the Company and are carried at fair value. The Company follows current fair value measurement guidance and unrealized gains and losses on these securities are excluded from earnings and are reported as a separate component of shareholders’ equity, net of applicable taxes, until realized or impaired. Trading securities related to deferred compensation arrangements are carried at fair value with gains or losses included in other income, net. The Company invests in trading securities to economically hedge changes in its deferred compensation liabilities.

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

Out-of-Period Bond Discount Accretion Third Quarter of Fiscal 2025:

Subsequent to the filing of our fiscal 2024 Form 10-K in March 2025, and our second quarter 2025 Form 10-Q in August 2025, we determined that we were not accreting bond discounts to income as part of our investment portfolio.  As a result, we under-recognized income relating to available for sale investments, as reported in Other (loss) income, net in 2023, 2024 and for the first two quarters of 2025 by a cumulative pre-tax amount of $4,495. We evaluated the error, both qualitatively and quantitatively, and determined that no prior interim or annual periods were materially misstated. Therefore, to correct the cumulative error on the Consolidated Financial Statements, the Consolidated Financial Statements for third quarter and nine months 2025 include pre-tax out-of-period adjustments of $4,495 and $3,231, respectively, that increased Other (loss) income, net by reclassifying unrealized gains from Accumulated other comprehensive loss.

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

Inventories:

Inventories are stated at lower of cost or net realizable value. The cost of substantially all of the Company’s inventories ($67,096 and $69,692 at December 31, 2025 and 2024, respectively) has been determined by the last-in, first-out (LIFO) method. The excess of current cost over LIFO cost of inventories approximates $44,238 and $42,481 at December 31, 2025 and 2024, respectively. The cost of certain foreign inventories ($8,086 and $7,933 at December 31, 2025 and 2024 respectively) has been determined by the first-in, first-out (FIFO) method. Rebates, discounts and other cash consideration received from vendors related to inventory purchases is reflected as a reduction in the cost of the related inventory item, and is, therefore, reflected in cost of sales when the related inventory item is sold.

Property, plant and equipment:

Depreciation is computed for financial reporting purposes by use of the straight-line method based on useful lives of 20 to 50 years for buildings and 5 to 20 years for machinery and equipment. Depreciation expense was $19,067, $18,176 and $18,243 in 2025, 2024 and 2023, respectively.

Carrying value of long-lived assets:

The Company reviews long-lived assets to determine if there are events or circumstances indicating that the amount of the asset reflected in the Company’s balance sheet may not be recoverable. When such indicators are present, the Company compares the carrying value of the long-lived asset, or asset group, to the future undiscounted cash flows of the underlying assets to determine if impairment exists. If applicable, an impairment charge would be recorded to write down the carrying value to its fair value. The determination of fair value involves the use of estimates of future cash flows that involve considerable management judgment and are based upon assumptions about expected future operating performance. The actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance, and economic conditions. No impairment charges of long-lived assets were recorded by the Company during 2025, 2024 or 2023.

Goodwill and indefinite-lived intangible assets:

In accordance with authoritative guidance, goodwill and intangible assets with indefinite lives are not amortized, but rather reviewed and tested for impairment at least annually unless certain interim triggering events or circumstances require more frequent testing. All trademarks have been assessed by management to have indefinite lives because they are expected to generate cash flows indefinitely. Management believes that all assumptions used for the impairment review and testing are consistent with those utilized by market participants performing similar valuations. No impairments of intangibles, including trademarks and goodwill, were recorded in 2025, 2024 or 2023.

Current accounting guidance provides entities an option of performing a qualitative assessment (a "step-zero" test) before performing a quantitative analysis. If the entity determines, on the basis of certain qualitative factors, that it is more-likely-than-not that the intangibles (goodwill and certain trademarks) are not impaired, the entity would not need to proceed to the two step impairment testing process (quantitative analysis) as prescribed in the guidance. During fourth quarter 2025 and 2024, the Company performed a “step zero” test of its goodwill and certain trademarks, and concluded that there was no impairment based on this guidance. Although the “step-zero” analysis performed for the fair value assessment of certain trademarks concluded that there was no impairment, the Company proceeded to “step-one” and performed additional analysis in fourth quarter 2025 and 2024 for significant indefinite-lived intangible assets that have been impaired in the past. Using discounted cash flows and estimated royalty rates, the Company concluded that the trademarks were not impaired. For these trademarks, holding all other assumption constant, as of December 31, 2025, a 100 basis point increase in the discount rate would reduce the fair value of these trademarks by approximately 11% and a 100 basis point decrease in the royalty rate would reduce the fair value of these trademarks by approximately 9%. Individually, a 100 basis point increase in the discount rate or a 100 basis point decrease in the royalty rate would not result in a potential impairment as of December 31, 2025.

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

VEBA trust:

The Company maintains a VEBA trust managed and controlled by the Company, to fund the estimated future costs of certain employee health, welfare and other benefits. The Company contributed $20,000 to the VEBA trust in 2023. No contribution was made to the trust in 2024. The Company will continue using the VEBA trust funds to pay the actual cost of such benefits through most or possibly all of 2027. At December 31, 2025 and 2024, the VEBA trust held $8,953 and $13,926, respectively, of aggregate cash and cash equivalents. This asset value is included in prepaid expenses and long-term other assets in the Company’s Consolidated Statement of Financial Position. These assets primarily comprise cash and corporate bonds and are categorized as Level 1 and Level 2 within the fair value hierarchy.

Bank loans:

Bank loans consist of short term (less than 120 days) borrowings by the Company’s Spanish subsidiary that are held by international banks. The weighted-average interest rate as of December 31, 2025 and 2024 was 4.8% and 5.7%, respectively.

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

Recent accounting pronouncements:

In December 2023, the FASB issued ASU No. 2023-09, "Improvements to Income Tax Disclosures". The amendments in this update affect income tax disclosures primarily related to the rate reconciliation and income taxes paid information.  The amendments in this update are effective for annual periods beginning after December 15, 2025. The Company has adopted this update prospectively and revised the disclosures in Note 4 Income Taxes accordingly.

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

In November 2025, the FASB issued ASU No. 2025-09, Derivatives and Hedging, Hedge Accounting Improvements. The new standard is intended to better align the hedge accounting model with risk management activities by expanding hedged risks permitted to be aggregated in a group of individual forecasted transactions. Aggregation under this amendment is permitted based on similar risk exposure and not shared risk exposure. The amendments in this update are effective for annual periods beginning after December 15, 2026. The Company is currently evaluating the potential effects of this amendment on its Consolidated Financial Statements and believes the adoption will not significantly impact the presentation of our financial condition, results of operations or disclosures.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270) – Narrow Scope Improvements. The new standard is intended to improve the navigability of the required interim disclosures under Topic 270 and to clarify when that guidance is applicable. The amendments in this Update result in a comprehensive list of interim disclosures that are required by GAAP. The amendments also include a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments in this update are effective for annual periods beginning after December 15, 2027. The Company is currently evaluating the potential effects of this amendment on its Consolidated Financial Statements and believes the adoption will not significantly impact the presentation of our financial condition, results of operations or disclosures.

No other new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material impact on our consolidated financial statements or disclosures.

NOTE 2—ACCRUED LIABILITIES:

Accrued liabilities are comprised of the following:

	December 31,
	2025	2024
Compensation	$18,764	$18,705
Other employee benefits	7,164	7,271
Taxes, other than income	4,176	4,815
Advertising and promotions	23,948	20,582
Other	10,128	12,234
	$64,180	$63,607

NOTE 3—INDUSTRIAL DEVELOPMENT BOND:

An industrial development bond is due in 2027. The average floating interest rate, which is reset weekly, was 2.9% and 3.5% in 2025 and 2024, respectively. See Note 9 of the Company’s Notes to Consolidated Financial Statements for fair value disclosures.

NOTE 4—INCOME TAXES:

The domestic and foreign components of pretax income are as follows:

	2025	2024	2023
Domestic	$129,580	$110,569	$105,018
Foreign	7,656	16,302	14,876
	$137,236	$126,871	$119,894

The provision for income taxes is comprised of the following:

	2025	2024	2023
Current:
Federal	$19,148	$24,804	$21,710
Foreign	2,074	2,676	3,775
State	4,225	3,531	3,738
	25,447	31,011	29,223
Deferred:
Federal	10,151	6,981	(1,209)
Foreign	330	1,041	658
State	1,326	1,030	(664)
	11,807	9,052	(1,215)
	$37,254	$40,063	$28,008

Deferred taxes reflect temporary differences between the tax basis and financial statement carrying value of assets and liabilities. The significant temporary differences that comprised the deferred tax assets and liabilities are as follows:

	December 31,
	2025	2024
Deferred tax assets:
Accrued customer promotions	$250	$218
Deferred compensation	15,233	14,886
Postretirement benefits	2,392	2,326
Other accrued expenses	3,477	993
Foreign subsidiary tax loss carry forward	6,474	4,681
Outside basis difference in foreign subsidiary	362	361
Capitalized research and development costs	—	9,965
Deductible state tax depreciation	1,325	1,286
Tax credit carry forward	2,855	2,565
	32,368	37,281
Valuation allowances	(7,630)	(6,180)
Total deferred tax assets	$24,738	$31,101
Deferred tax liabilities:
Depreciation	$25,999	$26,851
Deductible goodwill and trademarks	41,098	37,902
Accrued export company commissions	5,222	5,012
Employee benefit plans	1,723	2,894
Inventory reserves	2,124	1,465
Prepaid insurance	1,020	1,122
Unrealized capital gains	5,066	3,598
Bond discount accretion	1,427	—
Other Prepaid	323	13
Deferred gain on sale of real estate	5,256	5,240
Total deferred tax liabilities	$89,258	$84,097
Net deferred tax liability	$64,520	$52,996

The valuation allowances as of December 31, 2025 and 2024 were primarily related to foreign jurisdictions’ net operating loss carryforwards and state credits that we do not expect to realize.

The amounts of the Company’s foreign subsidiary valuation allowances for net operating loss carryforwards were $6,474 and $4,681 at December 31, 2025 and 2024, respectively.

The Company has benefits related to state tax credit carryforwards valuation allowances were $1,669 and $1,499 at December 31, 2025 and 2024, respectively.

The effective income tax rate differs from the statutory rate as follows:

	2025
	Amount	Percent
U.S. statutory rate	$28,820	21.0%
State and local income taxes, net of federal income tax(a)	4,077	3.0
Foreign tax effects	484	0.4
Effect of changes in tax laws or rates enacted in the current period	—	—
Effect of cross-border tax laws	218	0.2
Tax credits	(1,156)	(0.8)
Change in Valuation Allowances	—	—
Nontaxable or Nondeductible Items
Non-Deductible Deferred Compensation	3,096	2.3
Non-Deductible Executive Compensation	1,042	0.8
Other Adjustments, net	(81)	(0.1)
Changes in Unrecognized Tax Benefits	754	0.5
Other Adjustments, net	—	—
Effective income tax rate	$37,254	27.1%

(a)	State and local taxes in California and Illinois made up the majority (greater than 50 percent) of the tax effect in this category.

The comparative prior periods’ effective income tax rate differs from the statutory rate as follows:

	2024	2023
U.S. statutory rate	21.0%	21.0%
State income taxes, net	2.6	3.7
Foreign income tax rates	0.1	0.3
Income tax credits and adjustments	(0.4)	(0.6)
Adjustment of deferred tax balances related to Deferred Compensation	8.7	—
Other adjustment of deferred tax balances	0.1	(0.2)
Reserve for uncertain tax benefits	(0.1)	(0.2)
Other, net	(0.6)	(0.6)
Effective income tax rate	31.6%	23.4%

In 2024 the Board revoked its authorization that permitted management to take appropriate action to preserve the full income tax deductibility of certain amounts under its nonqualified deferred compensation plans after determining that it was no longer feasible in light of changes to Section 162(m) of the Internal Revenue Code made by the Tax Cuts and Jobs Act of 2017. Given this Board action and the resulting expectation that certain additional amounts of deferred compensation will not be tax deductible in future years, the Company concluded that it will be required under generally accepted accounting principles in the United States of America to write off the related deferred tax assets. The adjustment to the deferred tax assets resulted in a non-cash tax charge of $11,010 in 2024. The remaining balance represents deferred compensation amounts that are expected to be tax deductible in the future.

Income taxes paid, net of refunds, as shown in the consolidated statement of cash flows are as follows:

2025
U.S. Federal	$16,506
Foreign	3,586
State & Local	5,047
$25,139

Income taxes paid, net of refunds, exceeded 5 percent of total income taxes paid in the following jurisdictions:

State
Illinois	$1,825
Foreign
Canada	$3,440

The income taxes paid for the years ended December 31, 2024 and 2023 were $38,165 and $19,583, respectively.

As a result of the 2017 Tax Cuts and Jobs Act, the Company asserts it is permanently reinvested in its foreign subsidiaries earnings outside of United States.

At December 31, 2025 and 2024, the Company had unrecognized tax benefits of $2,873 and $2,114, respectively. Included in this balance is $2,271 and $1,671, respectively, of unrecognized tax benefits that, if recognized, would favorably affect the annual effective income tax rate. As of December 31, 2025 and 2024, $609 and $450, respectively, of interest and penalties were included in the liability for uncertain tax positions.

A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows:

	2025	2024	2023
Unrecognized tax benefits at January 1	$2,114	$2,313	$3,392
Increases in tax positions for the current year	1,230	285	510
Reductions in tax positions for lapse of statute of limitations	(471)	(484)	(1,589)
Unrecognized tax benefits at December 31	$2,873	$2,114	$2,313

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes on the Consolidated Statements of Earnings and Retained Earnings.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions, primarily Canada and Mexico. The Company generally remains subject to examination by U.S. federal, state and foreign tax authorities for the years 2023 through 2025. With few exceptions, the Company is no longer subject to examinations by tax authorities for the years 2022 and prior.

On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act (“OBBBA”) which includes, among other provisions, changes to the U.S. corporate income tax system, including the allowance of 100% expensing of qualified asset expenditures, immediate expensing of qualifying domestic research and development expenses and permanent extensions of certain other provisions within the Tax Cuts and Jobs Act. Certain provisions are effective for 2025, beginning January 19, 2025. The enactment did not have a material impact on our effective tax rate for the year ended December 31, 2025.

NOTE 5—SHARE CAPITAL AND CAPITAL IN EXCESS OF PAR VALUE:

							Capital in
			Class B				Excess
	Common Stock		Common Stock		Treasury Stock		of Par
	Shares	Amount	Shares	Amount	Shares	Amount	Value
	(000’s)		(000’s)		(000’s)
Balance at December 31, 2022	39,721	27,584	28,607	19,866	99	(1,992)	719,606
Issuance of 3% stock dividend	1,185	823	858	596	3	—	50,649
Conversion of Class B common shares to common shares	20	14	(20)	(14)	—	—	—
Purchase and retirement of common shares	(927)	(644)	—	—	—	—	(32,802)
Balance at December 31, 2023	39,999	27,777	29,445	20,448	102	(1,992)	737,453
Issuance of 3% stock dividend	1,196	830	883	613	3	—	64,800
Conversion of Class B common shares to common shares	42	29	(42)	(29)	—	—	—
Purchase and retirement of common shares	(448)	(311)	—	—	—	—	(13,359)
Balance at December 31, 2024	40,789	28,325	30,286	21,032	105	(1,992)	788,894
Issuance of 3% stock dividend	1,213	842	908	631	3	—	64,817
Conversion of Class B common shares to common shares	28	20	(28)	(20)	—	—	—
Purchase and retirement of common shares	(209)	(145)	—	—	—	—	(6,403)
Balance at December 31, 2025	41,821	$29,042	31,166	$21,643	108	$(1,992)	$847,308

Average shares outstanding and all per share amounts included in the financial statements and notes thereto have been adjusted retroactively to reflect annual three percent stock dividends.

While the Company does not have a formal or publicly announced Company common stock purchase program, the Company’s board of directors periodically authorizes a dollar amount for such share purchases.

Based upon this policy, shares were purchased and retired as follows:

	Total Number of Shares
Year	Purchased (000’s)	Average Price Paid Per Share
2025	209	$31.05
2024	448	$30.16
2023	928	$35.66

NOTE 6—OTHER INCOME, NET:

Other income, net is comprised of the following:

	2025	2024	2023
Interest and dividend income relating to available for sale investments	$20,186	$9,598	$5,211
Gains (losses) on trading securities relating to deferred compensation plans	16,351	16,324	15,489
Interest expense	(447)	(509)	(337)
Foreign exchange gains (losses)	(1,711)	511	(2,803)
Capital gains (losses)	96	176	(172)
Miscellaneous, net	1,822	266	678
	$36,297	$26,366	$18,066

NOTE 7—EMPLOYEE BENEFIT PLANS:

Pension plans:

The Company sponsors a defined contribution pension plan covering certain non-union employees with over one year of credited service. The Company’s policy is to fund pension costs accrued based on compensation levels. Total expense for this plan for 2025, 2024 and 2023 approximated $2,955, $2,954 and $2,812, respectively. The Company also maintains certain defined contribution 401K profit sharing and retirement plans. Company contributions in 2025, 2024 and 2023 to these plans were $3,837, $3,336 and $3,568 respectively.

The Company also contributes to a multi-employer defined benefit pension plan for certain of its union employees under a collective bargaining agreement which is as follows:

Plan name: Bakery and Confectionery Union and Industry International Pension Fund (Plan)

Employer Identification Number and plan number: 52-6118572, plan number 001

Funded Status as of the most recent year available: 45.2% funded as of January 1, 2024

The Company’s contributions to such plan: $3,276, $3,360 and $3,530 in 2025, 2024 and 2023, respectively

Plan status: Critical for the plan year beginning January 1, 2025 (most recent date information is available)

Beginning in 2012, the Company has received periodic notices from the Plan, a multi-employer defined benefit pension plan for certain Company union employees, that the Plan’s actuary certified the Plan to be in “critical status”, as defined by the Pension Protection Act (PPA) and the Pension Benefit Guaranty Corporation (PBGC); and that a plan of rehabilitation was adopted by the trustees of the Plan in 2012. Beginning in 2015, the Plan was reclassified to “critical and declining status”, as defined by the PPA and PBGC, for the plan year beginning January 1, 2015. A designation of “critical and declining status” implies that the Plan is expected to become insolvent in the next 20 years. In 2016, the Company received new notices that the Plan’s trustees adopted an updated Rehabilitation Plan effective January 1, 2016, and all annual notices through 2024, prior to receipt of Special Financial Assistance, have continued to classify the Plan in the “critical and declining status” category. As discussed below, in July 2024 the Plan received Special Financial Assistance of $3.4 billion. As required by federal law, the Plan is certified to be in critical status for plan year 2025 and will be until the plan year ending in 2051 as a result of the Special Financial Assistance received.

The Company has been advised that its withdrawal liability would have been $102,800, $97,500 and $102,200 if it had withdrawn from the Plan during 2025, 2024 and 2023 respectively. Should the Company actually withdraw from the Plan at a future date, a withdrawal liability, which could be different than the above discussed amounts, could be payable to the Plan.

The amended rehabilitation plan, which continues, requires that employer contributions include 5% compounded annual surcharge increases each year for an unspecified period of time beginning January 2013 (in addition to the 5% interim surcharge initiated in 2012) as well as certain plan benefit reductions. In fourth quarter 2020, the Plan Trustees advised the Company that the surcharges would no longer increase and therefore be “frozen” at the rates and amounts in effect as of December 31, 2020 provided that the local bargaining union and the Company executed a formal consenting agreement by March 31, 2021. During first quarter 2021, the local bargaining union and the Company executed this agreement which resulted in the “freezing” of such surcharges as of December 31, 2020. The Company’s pension expense for this Plan for 2025, 2024 and 2023 was $3,290, $3,332 and $3,516, respectively. The aforementioned expense includes surcharges of $1,160, $1,174 and $1,239 in 2025, 2024 and 2023, respectively, as required under the plan of rehabilitation, as amended.

In June 2024, the PBGC announced that it has approved the Plan’s application for Special Financial Assistance under the American Rescue Plan Act of 2021. The Plan was granted approximately $3.4 billion in Special Financial Assistance funds and received those funds in July 2024. The Company’s actuary believes that it still remains unclear if the Plan can remain solvent through the targeted date of 2051 although as a requirement of the American Rescue Plan Act of 2021, the Plan must remain in “critical status” through 2051 regardless of solvency. The regulations under the aforementioned PBGC financial assistance could result in a higher withdrawal liability even with PBGC financial assistance since those regulations require use of settlement interest rates to value all, instead of a portion, of the present value of vested benefits in determining the Company’s withdrawal liability. In addition, for withdrawal liability purposes, PBGC regulations require the Special Financial Assistance to be phased-in over a period of time instead of fully recognized immediately.  The most recent withdrawal liability estimate from the Plan, since it is calculated as of the end of 2024 as if the Company were to have withdrawn in 2025, does not include any of the $3.4 billion of assets received.  The Company is currently unable to determine the ultimate outcome of the above discussed multi-employer union pension matters and therefore is unable to determine the effects on its consolidated financial statements, but the ultimate outcome could have a material adverse effect on the Company’s consolidated results of operations or cash flows in one or more future periods.

Deferred compensation:

The Company sponsors three deferred compensation plans for selected executives and other employees: (i) the Excess Benefit Plan, which restores retirement benefits lost due to Internal Revenue Service limitations on contributions to tax-qualified plans, (ii) the Supplemental Plan, which allows eligible employees to defer the receipt of eligible compensation until designated future dates and (iii) the Career Achievement Plan, which provides a deferred annual incentive award to selected corporate executive officers. Participants in these plans earn a return on amounts due to them based on several investment options, which mirror returns on underlying investments (primarily mutual funds). The Company economically hedges its obligations under the plans by investing in the actual underlying investments. These investments are classified as trading securities and are carried at fair value. At December 31, 2025 and 2024, these investments totaled $121,541 and $105,067, respectively. All gains and losses and related investment income from these investments, which are recorded in other income, net, are equally offset by corresponding increases and decreases in the Company’s deferred compensation liabilities. See also Note 4 - Income Taxes, regarding action taken by the Board of Directors whereby certain deferred compensation will not be tax deductible in future years.

Postretirement health care benefit plans:

The Company maintains a post-retirement health benefits plan for a group of “grandfathered” corporate employees. The plan, as amended in 2013, generally limited future annual cost increases in health benefits to 3%, restricted this benefit to current employees and retirees with long-term service with the Company, and eliminated all post-retirement benefits for future employees effective April 1, 2014. Post-retirement benefits liabilities (as amended) were $9,517 and $9,296 at December 31, 2025 and 2024, respectively. Accumulated other comprehensive loss (pre-tax) at December 31, 2025 includes $2,863 of a net actuarial gain.

The changes in the accumulated postretirement benefit obligation at December 31, 2025 and 2024 consist of the following:

	December 31,
	2025	2024
Benefit obligation, beginning of year	$9,296	$10,317
Service cost	113	144
Interest cost	486	474
Actuarial (gain)/loss	195	(1,100)
Benefits paid	(573)	(539)
Benefit obligation, end of year	$9,517	$9,296

The actuarial loss in 2025 is attributable to a decrease in the discount rate. The actuarial (gain) in 2024 is attributable to an increase in the discount rate.

Net periodic postretirement benefit cost (income) included the following components:

	2025	2024	2023
Service cost—benefits attributed to service during the period	$113	$144	$142
Interest cost on the accumulated postretirement benefit obligation	486	474	477
Net amortization	(820)	(639)	(758)
Net periodic postretirement benefit cost (income)	$(221)	$(21)	$(139)

The Company estimates future benefit payments will be $635, $663, $689, $704 and $726 in each year beginning in 2026 through 2030, respectively, and a total of $3,746 in 2031 through 2035.

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

The following geographic data includes net product sales summarized on the basis of the customer location and long-lived assets based on their physical location:

	2025	2024	2023
Net product sales:
United States	$670,145	$653,656	$693,232
Canada, Mexico and Other	54,530	61,874	70,020
	$724,675	$715,530	$763,252
Long-lived assets:
United States	$198,273	$186,064	$188,979
Canada	31,625	28,138	27,981
Mexico and Other	7,866	5,601	6,018
	$237,764	$219,803	$222,978

Sales revenues from Wal-Mart Stores, Inc. aggregated approximately 22.0%, 23.2%, and 22.2% of net product sales during the year ended December 31, 2025, 2024 and 2023, respectively. Sales revenues from Dollar Tree, Inc. (which includes Family Dollar which was acquired by Dollar Tree) aggregated approximately 13.1%, 12.6%, and 14.2% of net product sales during the year ended December 31, 2025, 2024 and 2023, respectively. Some of the aforementioned sales to Wal-Mart and Dollar Tree are sold to McLane Company, a large national grocery wholesaler, which services and delivers certain of the Company’s products to Wal-Mart, Dollar Tree and other retailers in the U.S.A. Net product sales revenues from McLane, which includes these Wal-Mart and Dollar Tree sales as well as sales and deliveries to other Company customers, were 19.7% in 2025 and 20.7% in 2024 and 20.1% in 2023. At December 31, 2025 and 2024, the Company’s three largest customers discussed above accounted for approximately 37.8% and 41.9% of total accounts receivable, respectively.

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

As of December 31, 2025 and 2024, the Company held certain financial assets that are required to be measured at fair value on a recurring basis. These include derivative hedging instruments related to the foreign currency forward contracts and purchase of certain raw materials, investments in trading securities and available for sale securities. The Company’s available for sale securities principally consist of corporate bonds. The Company’s trading securities principally consist of mutual funds.

The fair value of the Company’s industrial development bond at December 31, 2025 and 2024 was valued using Level 2 inputs which approximates the carrying value of $7,500 for both periods. Interest rates on the bond reset weekly based on current market conditions.

The following tables present information about the Company’s financial assets and liabilities measured at fair value as of December 31, 2025 and 2024, and indicate the fair value hierarchy and the valuation techniques utilized by the Company to determine such fair value:

	Estimated Fair Value December 31, 2025
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and equivalents	$127,165	$127,165	$—	$—
Available for sale securities	365,041	2,961	362,080	—
Foreign currency derivatives	92	—	92	—
Commodity derivatives	(1,748)	(1,748)	—	—
Trading securities	121,541	104,642	16,899	—
Total assets measured at fair value	$612,091	$233,020	$379,071	$—

	Estimated Fair Value December 31, 2024
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and equivalents	$138,841	$138,841	$—	$—
Available for sale securities	283,060	4,102	278,958	—
Foreign currency derivatives	(818)	—	(818)	—
Commodity derivatives	(2,166)	(2,166)	—	—
Trading securities	105,067	86,925	18,142	—
Total assets measured at fair value	$523,984	$227,702	$296,282	$—

Available for sale securities which utilize Level 2 inputs consist primarily of corporate bonds, which are valued based on quoted market prices or alternative pricing sources with reasonable levels of price transparency.

A summary of the aggregate fair value, gross unrealized gains, gross unrealized losses and amortized cost basis of the Company’s investment portfolio by major security type is as follows:

	December 31, 2025
	Amortized	Fair	Unrealized
Available for Sale:	Cost	Value	Gains	Losses
Variable rate demand notes	—	—	—	—
Corporate bonds	360,094	362,080	1,986	—
Government securities	2,953	2,961	8	—
	$363,047	$365,041	$1,994	$—

	December 31, 2024
	Amortized	Fair	Unrealized
Available for Sale:	Cost	Value	Gains	Losses
Variable rate demand notes	5,485	5,485	—	—
Corporate bonds	271,978	273,473	1,495	—
Government securities	4,036	4,102	66	—
	$281,499	$283,060	$1,561	$—

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

The Company recognizes all derivative instruments as either assets or liabilities at fair value in the Consolidated Statements of Financial Position. Derivative assets are recorded in other receivables and derivative liabilities are recorded in accrued liabilities. The Company uses either hedge accounting or mark-to-market accounting for its derivative instruments. Derivatives that qualify for hedge accounting are designated as cash flow hedges by formally documenting the hedge relationships, including identification of the hedging instruments, the hedged items and other critical terms, as well as the Company’s risk management objectives and strategies for undertaking the hedge transaction. As of December 31, 2025 and 2024, all derivative instruments are accounted for using hedge accounting.

Changes in the fair value of the Company’s cash flow hedges are recorded in accumulated other comprehensive loss, net of tax, and are reclassified to earnings in the periods in which earnings are affected by the hedged item. Substantially all amounts reported in accumulated other comprehensive loss for commodity derivatives are expected to be reclassified to cost of goods sold. Approximately $1,322, $405 and $21 of this accumulated comprehensive loss is expected to be charged to earnings in 2026, 2027 and 2028. Approximately $92 in accumulated other comprehensive income for foreign currency derivatives is expected to be reclassified to other income, net in 2026.

The following table summarizes the Company’s outstanding derivative contracts and their effects on its Consolidated Statements of Financial Position at December 31, 2025 and 2024:

	December 31, 2025
	Notional
	Amounts	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign currency derivatives	$17,498	$92	$—
Commodity derivatives	14,591	—	(1,748)
Total derivatives		$92	$(1,748)

	December 31, 2024
	Notional
	Amounts	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign currency derivatives	$26,129	$—	$(818)
Commodity derivatives	20,959	39	(2,205)
Total derivatives		$39	$(3,023)

The effects of derivative instruments on the Company’s Consolidated Statement of Earnings, Comprehensive Earnings and Retained Earnings for year ended December 31, 2025 and 2024 are as follows:

	For Year Ended December 31, 2025
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings
Foreign currency derivatives	$646	$(264)	$—
Commodity derivatives	(1,413)	(1,832)	—
Total	$(767)	$(2,096)	$—

	For Year Ended December 31, 2024
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings
Foreign currency derivatives	$(1,348)	$(228)	$—
Commodity derivatives	(1,337)	(1,697)	—
Total	$(2,685)	$(1,925)	$—

NOTE 11—ACCUMULATED OTHER COMPREHENSIVE LOSS:

The following table sets forth information with respect to accumulated other comprehensive earnings (loss):

						Accumulated
	Foreign		Foreign		Postretirement	Other
	Currency		Currency	Commodity	and Pension	Comprehensive
	Translation	Investments	Derivatives	Derivatives	Benefits	Earnings (Loss)
Balance at December 31, 2023	$(21,050)	$(2,359)	$228	$(1,915)	$1,883	$(23,213)
Other comprehensive earnings (loss) before reclassifications	(3,737)	3,551	(1,022)	(1,013)	1,049	(1,172)
Reclassifications from accumulated other comprehensive loss	—	(8)	173	1,286	(484)	967
Other comprehensive earnings (loss) net of tax	(3,737)	3,543	(849)	273	565	(205)
Balance at December 31, 2024	$(24,787)	$1,184	$(621)	$(1,642)	$2,448	$(23,418)
Other comprehensive earnings (loss) before reclassifications	2,355	393	491	(1,071)	(152)	2,016
Reclassifications from accumulated other comprehensive loss	—	(65)	200	1,388	(622)	901
Other comprehensive earnings (loss) net of tax	2,355	328	691	317	(774)	2,917
Balance at December 31, 2025	$(22,432)	$1,512	$70	$(1,325)	$1,674	$(20,501)

The amounts reclassified from accumulated other comprehensive income (loss) consisted of the following:

Details about Accumulated Other	Year to Date Ended
Comprehensive Income Components	December 31, 2025	December 31, 2024	Location of (Gain) Loss Recognized in Earnings
Investments	$(86)	$(11)	Other income, net
Foreign currency derivatives	264	228	Other income, net
Commodity derivatives	1,832	1,697	Product cost of goods sold
Postretirement and pension benefits	(820)	(639)	Other income, net
Total before tax	1,190	1,275
Tax expense (benefit)	(289)	(308)
Net of tax	$901	$967

NOTE 12—GOODWILL AND INTANGIBLE ASSETS:

All of the Company’s intangible indefinite-lived assets are trademarks.

The changes in the carrying amount of trademarks for 2025 and 2024 were as follows:

	2025	2024
Original cost	$193,767	$193,767
Accumulated impairment losses as of January 1	(18,743)	(18,743)
Balance at January 1	$175,024	$175,024
Current year impairment losses	—	—
Balance at December 31	$175,024	$175,024
Accumulated impairment losses as of December 31	$(18,743)	$(18,743)

The fair value of indefinite-lived intangible assets was primarily assessed using the present value of estimated future cash flows and relief-from-royalty method.

The Company has no accumulated impairment losses of goodwill.

NOTE 13—LEASES:

The Company leases certain buildings, land and equipment that are classified as operating leases. These leases have remaining lease terms of up to approximately 16 years. Operating lease cost totaled $1,471 and $1,435 for twelve months 2025 and 2024, respectively. Cash paid for operating lease liabilities totaled $1,429 and $1,274 for the twelve months 2025 and 2024, respectively. As of December 31, 2025 and 2024, operating lease right-of-use assets were $5,026 and $6,043, respectively, and operating lease liabilities were $5,513 and $6,366, respectively. The weighted-average remaining lease term related to these operating leases was 11.4 years and 11.0 years as of December 31, 2025 and 2024, respectively. The weighted-average discount rate related to the Company’s operating leases was 3.6% and 3.6% as of December 31, 2025 and 2024, respectively. Maturities of operating lease liabilities at December 31, 2025 are as follows: $985 in 2026, $709 in 2027, $315 in 2028, $118 in 2029 and $3,386 thereafter.

The Company, as lessor, rents certain commercial real estate to third party lessees. The December 31, 2025 and 2024 cost related to these leased properties was $51,228 and $52,885, respectively, and the accumulated depreciation related to these leased properties was $20,180 and $19,054, respectively. Terms of certain such leases, including renewal options, may be extended for up to approximately fifty-six years, many of which provide for periodic adjustment of rent payments based on changes in consumer or other price indices. The Company recognizes lease income on a straight-line basis over the lease term. Lease income in the twelve months of 2025 and 2024 was $7,262 and $7,076, respectively, and is classified in cash flows from operating activities.

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

Internal Control over Financial Reporting

(a)	See “Management’s Report on Internal Control Over Financial Reporting,” included in Item 8 “Financial Statements and Supplementary Data,” which is incorporated herein by reference.

(b)	See “Report of Independent Registered Public Accounting Firm” included in Item 8 “Financial Statements and Supplementary Data” for the attestation report of the Company’s independent registered public accounting firm, which is incorporated herein by reference.

(c)	There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table sets forth the information with respect to the executive officers of the Company:

Name	Position (1)	Age

Ellen R. Gordon*	Chairman of the Board and Chief Executive Officer	94

Karen G. Mills*	President	72

G. Howard Ember Jr.	Vice President/Finance	73

Stephen P. Green	Vice President/Manufacturing	67

Barry P. Bowen	Treasurer	70

Henry G. Mills	Vice President/Chief Operating Officer	37

*      A member of the Board of Directors of the Company.

(1)	All of the above named officers have served in the positions set forth in the table as their principal occupations for more than the past five years except for Mr. Mills and Mrs. Mills who were appointed to their current positions on January 1, 2025 and June 2, 2025, respectively. Previously, Mr. Mills held the position of Vice President, Business Development during the past five-year period. Mrs. Mills has served in executive leadership roles and as an investor in various manufacturing and consumer packaged goods companies. She served as the 23rd Administrator of the U.S. Small Business Administration and Cabinet member, and has most recently been a Senior Fellow and faculty member at Harvard Business School.

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

ITEM 15.             Exhibits, Financial Statement Schedules.

(a) Financial Statements.

(1) The following financial statements are included in Item 8:

Report of Independent Registered Public Accounting Firm

                                        Consolidated Statements of Earnings and Retained Earnings for each of the three years ended December 31, 2025, 2024 and 2023

Consolidated Statements of Comprehensive Earnings for each of the three years ended December 31, 2025, 2024 and 2023

Consolidated Statements of Financial Position at December 31, 2025 and 2024

Consolidated Statements of Cash Flows for each of the three years ended in the period December 31, 2025, 2024 and 2023

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules.

The financial statement schedule included in this Form 10-K is Schedule II - Valuation and Qualifying Accounts and Reserves for the Year Ended December 31, 2025, 2024 and 2023 (see Schedule II immediately following ITEM 16 of this Form 10-K).

(3) Exhibits required by Item 601 of Regulation S-K:

See Index to Exhibits which appears following Financial Schedule II.

ITEM 16. Form 10-K Summary.

None.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS (in thousands)

DECEMBER 31, 2025, 2024 and 2023

		Additions
		(reductions)
	Balance at	charged		Balance at
	beginning	(credited) to		End of
Description	of year	expense	Deductions(1)	Year

2025:
Reserve for bad debts	$1,553	$156	$182	$1,527
Reserve for cash discounts	631	12,907	12,898	640
Deferred tax asset valuation	6,180	1,450	—	7,630
	$8,364	$14,513	$13,080	$9,797

2024:
Reserve for bad debts	$1,519	$1,034	$1,000	$1,553
Reserve for cash discounts	726	12,681	12,776	631
Deferred tax asset valuation	6,361	(181)	—	6,180
	$8,606	$13,534	$13,776	$8,364

2023:
Reserve for bad debts	$1,414	$160	$55	$1,519
Reserve for cash discounts	921	13,305	13,500	726
Deferred tax asset valuation	5,703	658	—	6,361
	$8,038	$14,123	$13,555	$8,606

(1)	Deductions against reserve for bad debts consist of accounts receivable written off net of recoveries and exchange rate movements. Deductions against reserve for cash discounts consist of allowances to customers.

INDEX TO EXHIBITS

3.1	Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.

3.2	Amendment to Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

3.3	Amended and Restated By-Laws. Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

4.1	Specimen Class B Common Stock Certificate. Incorporated by reference to Exhibit 1.1 of the Company’s Registration Statement on Form 8-A dated February 29, 1988.

4.2	Description of Common Stock. Incorporated by reference to Exhibit 4.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

10.1*	Excess Benefit Plan. Incorporated by reference to Exhibit 10.8.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1990.

10.2*	Amended and Restated Career Achievement Plan of the Company. Incorporated by reference to Exhibit 10.8.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

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

19	Insider Trading Policy. Incorporated by reference to Exhibit 19.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27,2025.

21	List of Subsidiaries of the Company.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97*	Policy Relating to Recovery of Erroneously Awarded Compensation. Incorporated by reference to Exhibit 97 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*Management compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Tootsie Roll Industries, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOOTSIE ROLL INDUSTRIES, INC.

By:	/s/ Ellen R. Gordon
Ellen R. Gordon, Chairman of the Board of Directors and Chief Executive Officer

Date:	February 27, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ellen R. Gordon	Chairman of the Board of Directors and Chief Executive Officer	February 27, 2026
Ellen R. Gordon	(principal executive officer)

/s/ Karen G. Mills	Director and President	February 27, 2026
Karen G. Mills

/s/ Paula M. Wardynski	Director	February 27, 2026
Paula M. Wardynski

/s/ Lana Jane Lewis-Brent	Director	February 27, 2026
Lana Jane Lewis-Brent

/s/ Virginia L. Gordon	Director	February 27, 2026
Virginia L. Gordon

/s/ Michael A. Chodos	Director	February 27, 2026
Michael A. Chodos

/s/ G. Howard Ember, Jr.	Vice President, Finance	February 27, 2026
G. Howard Ember, Jr.	(principal financial officer and principal accounting officer)