Form 10-Q
period 2026-03-31
TOOTSIE ROLL INDUSTRIES INC
filed 2026-05-08
CIK 98677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (March 31, 2026).

Class	Outstanding

Common Stock, $0.694 par value	43,072,874
Class B Common Stock, $0.694 par value	32,098,307

TOOTSIE ROLL INDUSTRIES, INC.

March 31, 2026

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See “Forward-Looking Statements” under Part I — Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands) (Unaudited)

	March 31, 2026	December 31, 2025	March 31, 2025

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$113,046	$127,165	$119,528
Restricted cash	389	399	367
Investments	56,685	49,468	57,079
Accounts receivable trade, less allowances of $2,031, $2,167 and $2,337	42,228	47,901	39,914
Other receivables	4,759	6,282	6,125
Inventories:
Finished goods and work-in-process	55,713	42,148	57,047
Raw materials and supplies	37,516	33,034	39,407
Prepaid expenses	12,901	15,071	9,649
Total current assets	323,237	321,468	329,116

PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	21,795	21,807	21,723
Buildings	156,544	156,497	148,804
Machinery and equipment	518,508	518,664	499,519
Construction in progress	24,719	15,476	11,797
Operating lease right-of-use assets	4,754	5,026	5,791
	726,320	717,470	687,634
Less - accumulated depreciation	484,276	479,706	467,341
Net property, plant and equipment	242,044	237,764	220,293

OTHER ASSETS:
Goodwill	73,237	73,237	73,237
Trademarks	175,024	175,024	175,024
Investments	426,113	437,114	330,949
Prepaid expenses and other assets	6,055	7,311	11,531
Deferred income taxes	2,047	2,064	1,550
Total other assets	682,476	694,750	592,291
Total assets	$1,247,757	$1,253,982	$1,141,700

(The accompanying notes are an integral part of these statements.)

(in thousands except per share data) (Unaudited)

	March 31, 2026	December 31, 2025	March 31, 2025

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$25,081	$15,860	$20,268
Bank loans	951	994	975
Dividends payable	209	6,569	147
Accrued liabilities	52,357	64,180	54,024
Postretirement health care benefits	635	635	595
Operating lease liabilities	1,044	1,140	1,375
Income taxes payable	10,311	5,940	794
Deferred compensation	—	3,134	—
Total current liabilities	90,588	98,452	78,178

NONCURRENT LIABILITIES:
Deferred income taxes	65,507	66,584	55,692
Postretirement health care benefits	8,845	8,882	8,666
Industrial development bonds	7,500	7,500	7,500
Liability for uncertain tax positions	3,482	3,482	2,564
Operating lease liabilities	4,085	4,251	4,752
Deferred compensation and other liabilities	118,955	124,263	105,347
Total noncurrent liabilities	208,374	214,962	184,521

TOOTSIE ROLL INDUSTRIES, INC. SHAREHOLDERS’ EQUITY:
Common stock, $0.694 par value - 120,000 shares authorized; 43,073, 41,821 and 41,796, respectively, issued	29,911	29,042	29,025
Class B common stock, $0.694 par value - 40,000 shares authorized; 32,098, 31,166 and 31,191, respectively, issued	22,290	21,643	21,660
Capital in excess of par value	918,794	847,308	847,308
Retained earnings	3,362	65,472	3,155
Accumulated other comprehensive loss	(23,132)	(20,501)	(19,804)
Treasury stock (at cost) - 111, 108 and 108 shares, respectively	(1,991)	(1,992)	(1,992)
Total Tootsie Roll Industries, Inc. shareholders’ equity	949,234	940,972	879,352
Noncontrolling interests	(439)	(404)	(351)
Total equity	948,795	940,568	879,001
Total liabilities and shareholders’ equity	$1,247,757	$1,253,982	$1,141,700

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

EARNINGS AND RETAINED EARNINGS

(in thousands except per share amounts) (Unaudited)

	Quarter Ended
	March 31, 2026	March 31, 2025

Net product sales	$149,488	$146,521
Rental and royalty revenue	2,053	1,934
Total revenue	151,541	148,455
Product cost of goods sold	99,722	95,500
Rental and royalty cost	525	505
Total costs	100,247	96,005
Product gross margin	49,766	51,021
Rental and royalty gross margin	1,528	1,429
Total gross margin	51,294	52,450
Selling, marketing and administrative expenses	28,081	29,390
Earnings from operations	23,213	23,060
Other (loss) income, net	316	(51)
Earnings before income taxes	23,529	23,009
Provision for income taxes	5,903	4,968
Net earnings	17,626	18,041
Less: net (loss) income attributable to noncontrolling interests	(35)	(17)
Net earnings attributable to Tootsie Roll Industries, Inc.	$17,661	$18,058

Net earnings attributable to Tootsie Roll Industries, Inc. per share	$0.24	$0.24
Dividends per share *	$0.09	$0.09

Average number of shares outstanding	75,060	75,138

Retained earnings at beginning of period	$65,472	$57,902
Net earnings attributable to Tootsie Roll Industries, Inc.	17,661	18,058
Cash dividends	(6,559)	(6,369)
Stock dividends	(73,212)	(66,436)
Retained earnings at end of period	$3,362	$3,155

*Does not include 3% stock dividend to shareholders of record on 3/5/26 and 3/5/25.

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(in thousands except per share amounts) (Unaudited)

	Quarter Ended
	March 31, 2026	March 31, 2025

Net earnings	$17,626	$18,041

Other comprehensive income, before tax:
Foreign currency translation adjustments	(88)	36

Pension and postretirement reclassification adjustments:
Unrealized losses for the period on postretirement and pension benefits	—	—
Less: reclassification adjustment for (gains) losses to net earnings	(180)	(205)
Unrealized losses on postretirement and pension benefits	(180)	(205)

Investments:
Unrealized gains (losses) for the period on investments	(4,289)	2,806
Less: reclassification adjustment for (gains) losses to net earnings	(16)	(21)
Unrealized gains (losses) on investments	(4,305)	2,785

Derivatives:
Unrealized gains for the period on derivatives	84	1,013
Less: reclassification adjustment for (gains) losses to net earnings	1,046	1,128
Unrealized gains on derivatives	1,130	2,141

Total other comprehensive income (loss), before tax	(3,443)	4,756
Income tax expense related to items of other comprehensive income (loss)	812	(1,142)
Total comprehensive earnings	14,995	21,655
Comprehensive (loss) earnings attributable to noncontrolling interests	(35)	(17)
Total comprehensive earnings attributable to Tootsie Roll Industries, Inc.	$15,030	$21,672

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Year to Date Ended
	March 31, 2026	March 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$17,626	$18,041
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	4,938	4,571
Deferred income taxes	(266)	12
Amortization of marketable security premiums	(1,762)	93
Changes in operating assets and liabilities:
Accounts receivable	5,617	3,977
Other receivables	1,433	857
Inventories	(18,127)	(18,748)
Prepaid expenses and other assets	3,493	1,018
Accounts payable and accrued liabilities	(2,929)	(3,999)
Income taxes payable	4,371	158
Postretirement health care benefits	(216)	(240)
Deferred compensation and other liabilities	(2,684)	(2,138)
Net cash provided by operating activities	11,494	3,602
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,204)	(2,852)
Purchases of trading securities	(1,692)	(1,508)
Sales of trading securities	3,252	2,070
Purchase of available for sale securities	(19,906)	(13,110)
Sale and maturity of available for sale securities	14,150	11,727
Net cash used in investing activities	(12,400)	(3,673)
CASH FLOWS FROM FINANCING ACTIVITIES:
Shares purchased and retired	-	(6,483)
Dividends paid in cash	(13,138)	(12,781)
Proceeds from bank loans	941	895
Repayment of bank loans	(961)	(884)
Net cash used in financing activities	(13,158)	(19,253)
Effect of exchange rate changes on cash	(65)	26
Decrease in cash and cash equivalents	(14,129)	(19,298)
Cash, cash equivalents and restricted cash at beginning of year	127,564	139,193
Cash, cash equivalents and restricted cash at end of quarter	$113,435	$119,895
Supplemental cash flow information:
Income taxes paid, net	$(260)	$4,827
Interest paid	$46	$54
Stock dividend issued	$90,419	$66,289

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(in thousands except per share amounts) (Unaudited)

Note 1 — Significant Accounting Policies

General Information

The foregoing data has been prepared from the unaudited financial records of Tootsie Roll Industries, Inc. (the “Company”). In the opinion of Management, all adjustments, which are of a normal recurring nature and necessary for a fair statement of the results for the interim period, have been reflected. Certain amounts previously reported have been reclassified to conform to the current year presentation. The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not contain certain information and disclosures required by GAAP for comprehensive financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”).

Results of operations for the period ended March 31, 2026 are not necessarily indicative of results to be expected for the year to end December 31, 2026 because of the seasonal nature of the Company’s operations. Historically, the third quarter has been the Company’s largest net product sales quarter due to pre-Halloween net product sales.

Revenue Recognition

The Company’s revenues, primarily net product sales resulting from the sale of goods, reflect the consideration to which the Company expects to be entitled generally based on customer purchase orders. The Company records revenue based on a five-step model in accordance with Accounting Standards Codification ("ASC") Topic 606. Adjustments for estimated customer cash discounts upon payment, discounts for price adjustments, product returns, allowances, and certain advertising and promotional costs, including consumer coupons, are variable consideration and are recorded as a reduction of net product sales revenue in the same period the related net product sales are recorded. Such estimates are calculated using historical averages adjusted for any expected changes due to current business conditions and experience. A net product sale is recorded when the Company delivers the product to the customer or, in certain instances, when the customer picks up the goods at the Company’s distribution center and thereby obtains control of such product. Amounts billed and due from our customers are classified as accounts receivable trade on the balance sheet and require payment on a short-term basis. Accounts receivable trade, less allowances, were $42,228, $47,901, $39,914, and $43,811 as of March 31, 2026, December 31, 2025, March 31, 2025, and December 31, 2024, respectively. Accounts receivable trade are unsecured. Shipping and handling costs of $13,535 and $13,916 in first quarter 2026 and 2025, respectively, are included in selling, marketing and administrative expenses. Advertising costs of $690 and $922 in first quarter 2026 and 2025, respectively, are included in selling, marketing and administrative expenses. Royalty income from sales-based licensing arrangements, pursuant to which revenue is recognized as the third-party licensee sales occur, and rental income are not considered revenue from contracts from customers and are presented separately from net product revenue as rental and royalty revenue.

Leases

The Company identifies leases by evaluating its contracts to determine if the contract conveys the right to use an identified asset for a stated period of time in exchange for consideration. The Company considers whether it can control the underlying asset and have the right to obtain substantially all of the economic benefits or outputs from the asset. Leases with terms greater than 12 months are classified as either operating or finance leases at the commencement date. For these leases, we record the present value of the minimum lease payments over the lease term as a lease liability with an offsetting right-of-use asset that is then presented net of any deferred rent or lease incentives. The discount rate used to calculate the present value of the minimum lease payments is our incremental borrowing rate, as the rate implicit in the lease is generally not known or determinable. The lease term includes any non-cancelable period for which the Company has the right to use the asset as well as any future periods to which the Company has the right and intent to extend the lease under the terms of the lease agreement. Currently, all capitalized leases are classified as operating leases and the Company records rental expense on a straight-line basis over the term of the lease.

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

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in this update require disclosure, in the notes to the financial statements, of specific expense categories present within expense captions presented on the face of the income statement within continuing operations of public business entities. The amendments in this update are effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. The Company is currently evaluating the potential effects of this amendment on its Consolidated Financial Statements.

In November 2025, the FASB issued ASU No. 2025-09, Derivatives and Hedging, Hedge Accounting Improvements. The new standard is intended to better align the hedge accounting model with risk management activities by expanding hedged risks permitted to be aggregated in a group of individual forecasted transactions. Aggregation under this amendment is permitted based on similar risk exposure and not shared risk exposure. The amendments in this update are effective for annual periods beginning after December 15, 2026. The Company is currently evaluating the potential effects of this amendment on its Consolidated Financial Statements.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270) – Narrow Scope Improvements. The new standard is intended to improve the navigability of the required interim disclosures under Topic 270 and to clarify when that guidance is applicable. The amendments in this update result in a comprehensive list of interim disclosures that are required by GAAP. The amendments also include a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments in this update are effective for annual periods beginning after December 15, 2027. The Company is currently evaluating the potential effects of this amendment on its Consolidated Financial Statements.

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements. This evergreen project facilitates Codification updates for a broad range of Topics arising from technical corrections, unintended application of the Codification, clarifications, and other minor improvements. There are thirty-three issues addressed in this update, and the amendments in this update are varied in nature and may affect the application of guidance in cases in which the original guidance may have been unclear. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the potential effects of this amendment on its Consolidated Financial Statements.

No other new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material impact on our consolidated financial statements or disclosures.

Note 2 — Average Shares Outstanding

The average number of shares outstanding for first quarter 2026 reflects a 3% stock dividend of 2,181 shares distributed on April 3, 2026. The average number of shares outstanding for first quarter 2025 reflects aggregate stock purchases of 209 shares for $6,483, excluding excise taxes, and a 3% stock dividend of 2,118 shares distributed on April 4, 2025. There were no aggregate stock purchases during first quarter 2026.

Note 3 — Income Taxes

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company remains subject to examination by U.S. federal and state and foreign tax authorities for the years 2022 through 2024. The Company’s consolidated effective income tax rate was 25.1% and 21.6% in first quarter 2026 and 2025, respectively.

NOTE 4—Share Capital and Capital In Excess of Par Value:

							Capital in
			Class B				Excess
	Common Stock		Common Stock		Treasury Stock		of Par
	Shares	Amount	Shares	Amount	Shares	Amount	Value
	(000’s)		(000’s)		(000’s)
Balance at December 31, 2025	41,821	$29,042	31,166	$21,643	108	$(1,991)	$847,308
Issuance of 3% stock dividend	1,250	868	934	648	3	—	71,486
Conversion of Class B common shares to common shares	2	1	(2)	(1)	—	—	—
Purchase and retirement of common shares and other	—	—	—	—	—	—	—
Balance at March 31, 2026	43,073	$29,911	32,098	$22,290	111	$(1,991)	$918,794

Balance at December 31, 2024	40,789	$28,325	30,286	$21,032	105	$(1,992)	$788,894
Issuance of 3% stock dividend	1,213	842	908	630	3	—	64,816
Conversion of Class B common shares to common shares	3	2	(3)	(2)	—	—	—
Purchase and retirement of common shares and other	(209)	(144)	—	—	—	—	(6,402)
Balance at March 31, 2025	41,796	$29,025	31,191	$21,660	108	$(1,992)	$847,308

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

As of March 31, 2026, December 31, 2025 and March 31, 2025 the Company held certain financial assets that are required to be measured at fair value on a recurring basis. These included derivative hedging instruments related to the foreign currency forward contracts and purchase of certain raw materials, investments in trading securities and available for sale securities. The Company’s available for sale securities principally consist of corporate bonds and variable rate demand notes. The Company’s trading securities principally consist of mutual funds. The Company’s available for sale and trading securities, which utilize Level 2 inputs, are valued based on quoted market prices or alternative pricing sources with reasonable levels of price transparency.

The fair value of the Company’s industrial development bond at March 31, 2026, December 31, 2025 and March 31, 2025 was valued using Level 2 inputs which approximates the carrying value of $7,500 for the respective periods. Interest rates on the bond reset weekly based on current market conditions.

The following tables present information about the Company’s financial assets and liabilities measured at fair value as of March 31, 2026, December 31, 2025 and March 31, 2025 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Estimated Fair Value March 31, 2026
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$113,046	$113,046	$—	$—
Available for sale securities	368,252	2,938	365,314	—
Foreign currency derivatives	(143)	—	(143)	—
Commodity derivatives	(382)	(382)	—	—
Trading securities	114,546	98,350	16,196	—
Total assets measured at fair value	$595,319	$213,952	$381,367	$—

	Estimated Fair Value December 31, 2025
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$127,165	$127,165	$—	$—
Available for sale securities	365,041	2,961	362,080	—
Foreign currency derivatives	92	—	92	—
Commodity derivatives	(1,748)	(1,748)	—	—
Trading securities	121,541	104,642	16,899	—
Total assets measured at fair value	$612,091	$233,020	$379,071	$—

	Estimated Fair Value March 31, 2025
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$119,528	$119,528	$—	$—
Available for sale securities	287,136	4,124	283,012	—
Foreign currency derivatives	(620)	—	(620)	—
Commodity derivatives	(223)	(223)	—	—
Trading securities	100,892	82,512	18,380	—
Total assets measured at fair value	$506,713	$205,941	$300,772	$—

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

The Company recognizes all derivative instruments as either assets or liabilities at fair value in the Condensed Consolidated Statement of Financial Position. Derivative assets are recorded in other receivables and derivative liabilities are recorded in accrued liabilities. The Company uses hedge accounting for its foreign currency and commodity derivative instruments. Derivatives that qualify for hedge accounting are designated as cash flow hedges by formally documenting the hedge relationships, including identification of the hedging instruments, the hedged items and other critical terms, as well as the Company’s risk management objectives and strategies for undertaking the hedge transaction. As of March 31, 2026, December 31, 2025 and March 31, 2025, all derivative instruments are accounted for using hedge accounting.

Changes in the fair value of the Company’s cash flow hedges are recorded in accumulated other comprehensive loss, net of tax, and are reclassified to earnings in the periods in which earnings are affected by the hedged item. Substantially all amounts reported in accumulated other comprehensive loss for commodity derivatives are expected to be reclassified to cost of goods sold. Approximately $275, $151, and $(44) of this accumulated comprehensive loss (gain) is expected to be reclassified to earnings in 2026, 2027 and 2028, respectively. Approximately $143 reported in accumulated other comprehensive loss for foreign currency derivatives is expected to be reclassified to other income, net in 2026.

The following tables summarize the Company’s outstanding derivative contracts and their effects on its Condensed Consolidated Statements of Financial Position at March 31, 2026, December 31, 2025 and March 31, 2025:

	March 31, 2026
	Notional
	Amounts	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign currency derivatives	$10,956	$—	$(143)
Commodity derivatives	10,093	61	(443)
Total derivatives		$61	$(586)

	December 31, 2025
	Notional
	Amounts	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign currency derivatives	$17,498	$92	$—
Commodity derivatives	14,591	—	(1,748)
Total derivatives		$92	$(1,748)

	March 31, 2025
	Notional
	Amounts	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign currency derivatives	$19,625	$-	$(620)
Commodity derivatives	15,223	326	(549)
Total derivatives		$326	$(1,169)

The effects of derivative instruments on the Company’s Condensed Consolidated Statements of Earnings and Retained Earnings and the Condensed Consolidated Statements of Comprehensive Earnings for periods ended March 31, 2026 and March 31, 2025 are as follows:

	For Quarter Ended March 31, 2026
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency derivatives	$(221)	$14	$—
Commodity derivatives	305	(1,060)	—
Total	$84	$(1,046)	$—

	For Quarter Ended March 31, 2025
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency derivatives	$(39)	$(237)	$—
Commodity derivatives	1,052	(891)	—
Total	$1,013	$(1,128)	$—

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

The amended rehabilitation plan, which continues, requires that employer contributions include 5% compounded annual surcharge increases each year for an unspecified period of time beginning January 2013 (in addition to the 5% interim surcharge initiated in 2012) as well as certain plan benefit reductions. The Company’s pension expense for this Plan for first quarter 2026 and 2025 was $749 and $698, respectively. The aforementioned expense includes surcharges of $264 and $246 for first quarter 2026 and 2025, respectively, as required under the amended plan of rehabilitation. The Company’s twelve months pension expense for this Plan for 2025 and 2024 was $3,290 and $3,332, respectively, which includes surcharges of $1,160 and $1,174, respectively.

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

Note 8 — Accumulated Other Comprehensive Earnings (Loss)

The following tables set forth information with respect to accumulated other comprehensive earnings (loss):

						Accumulated
	Foreign		Foreign		Postretirement	Other
	Currency		Currency	Commodity	and Pension	Comprehensive
	Translation	Investments	Derivatives	Derivatives	Benefits	Earnings (Loss)
Balance at December 31, 2025	$(22,432)	$1,512	$70	$(1,325)	$1,674	$(20,501)
Other comprehensive earnings (loss) before reclassifications	(88)	(3,251)	(168)	232	—	(3,275)
Reclassifications from accumulated other comprehensive loss	—	(12)	(11)	803	(136)	644
Other comprehensive earnings (loss) net of tax	(88)	(3,263)	(179)	1,035	(136)	(2,631)
Balance at March 31, 2026	$(22,520)	$(1,751)	$(109)	$(290)	$1,538	$(23,132)

Balance at December 31, 2024	$(24,787)	$1,184	$(621)	$(1,642)	$2,448	$(23,418)
Other comprehensive earnings (loss) before reclassifications	36	2,127	(31)	798	—	2,930
Reclassifications from accumulated other comprehensive loss	—	(16)	180	675	(155)	684
Other comprehensive earnings (loss) net of tax	36	2,111	149	1,473	(155)	3,614
Balance at March 31, 2025	$(24,751)	$3,295	$(472)	$(169)	$2,293	$(19,804)

The amounts reclassified from accumulated other comprehensive income (loss) consisted of the following:

Details about Accumulated Other	Quarter Ended		Location of (Gain) Loss
Comprehensive Income Components	March 31, 2026	March 31, 2025	Recognized in Earnings
Investments	$(16)	$(21)	Other income, net
Foreign currency derivatives	(14)	237	Other income, net
Commodity derivatives	1,060	891	Product cost of goods sold
Postretirement and pension benefits	(180)	(205)	Other income, net
Total before tax	850	902
Tax (expense) benefit	(206)	(218)
Net of tax	$644	$684

Note 9 — Restricted Cash

Restricted cash comprises certain cash deposits of the Company’s Spanish subsidiary with international banks that are pledged as collateral for letters of credit and bank borrowings.

Note 10 — Bank Loans

Bank loans consist of short term (less than 120 days) borrowings by the Company’s Spanish subsidiary that are held by international banks. The weighted-average interest rate as of March 31, 2026 and 2025 was 4.7% and 5.6%, respectively.

Note 11 — Leases

The Company leases certain buildings, land and equipment that are classified as operating leases. These leases have remaining lease terms of up to approximately 15 years. Operating lease cost totaled $367 and $359 in the first quarter of 2026 and 2025, respectively. Cash paid for operating lease liabilities totaled $358 and $346 in the first quarter of 2026 and 2025. As of March 31, 2026 and 2025, operating lease right-of-use assets were $4,754 and $5,791, respectively, and operating lease liabilities were $5,128 and $6,127, respectively. The weighted-average remaining lease term related to these operating leases was 11.5 years and 11.0 years as of March 31, 2026 and 2025, respectively. The weighted-average discount rate related to the Company’s operating leases was 3.6% and 3.6% as of March 31, 2026 and 2025, respectively. Maturities of the Company’s operating lease liabilities at March 31, 2026 are as follows: $728 in 2026 (rest of year), $703 in 2027, $315 in 2028, $118 in 2029, $123 in 2030 and $3,141 thereafter.

The Company, as lessor, rents certain commercial real estate to third-party lessees. The March 31, 2026 and 2025 cost related to these leased properties was $51,228 and $51,228, respectively, and the accumulated depreciation related to these leased properties was $20,461 and $19,530, respectively. Terms of such leases, including renewal options, may be extended for up to fifty-four years, many of which provide for periodic adjustment of rent payments based on changes in consumer or other price indices. The Company recognizes lease income on a straight-line basis over the lease term. Lease income in first quarter 2026 and 2025 was $1,836 and $1,787, respectively, and is classified in cash flows from operating activities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This financial review discusses the Company’s financial condition, results of operations, liquidity and capital resources and other matters. Dollars are presented in thousands, except per share amounts. This review should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes included in this Form 10-Q and with the Company’s Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”).

Net product sales were $149,488 in first quarter 2026 compared to $146,521 in first quarter 2025, an increase of $2,967 or 2.0%. Domestic (U.S.) net product sales in first quarter 2026 increased 3.4% compared to the corresponding period in the prior year and foreign net product sales, including exports to foreign markets, decreased 13.0% compared to the corresponding period in the prior year. For the first quarter 2026, domestic sales represented 92.7% of total consolidated net product sales. Successful marketing and sales programs, including trade promotions and other marketing support, contributed to higher domestic sales in first quarter 2026 compared to the prior year comparative period.

Product cost of goods sold was $99,722 in first quarter 2026 compared to $95,500 in first quarter 2025. Product cost of goods sold includes $(245) and $(155) of certain deferred compensation (credits) expenses in first quarter 2026 and 2025, respectively. These deferred compensation (credits) expenses principally resulted from the changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Excluding the adjustment for deferred compensation expenses (credits), product cost of goods sold increased from $95,655 in first quarter 2025 to $99,967 in first quarter 2026, an increase of $4,312 or 4.5%. As a percentage of net product sales, adjusted product cost of goods sold was 66.9% and 65.3% in first quarter 2026 and 2025, respectively, an unfavorable increase of 1.6 percentage points. First quarter 2026 product cost of goods sold and gross profit margins were adversely affected by significantly higher unit costs for chocolate and cocoa. Cocoa commodities markets have retreated from their extraordinarily high price levels in 2025 but still remain above historical levels. As these lower costs begin to be reflected in our supply chain costs, we should realize lower cocoa and chocolate costs in late 2026 and into 2027. The Company has been advised by certain packaging suppliers that they will be increasing prices due to higher energy costs which have increased the cost of resins used in certain packaging materials. The Company is not able to determine the effects of these actions yet.

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

Selling, marketing and administrative expenses were $28,081 in first quarter 2026 compared to $29,390 in first quarter 2025. Selling, marketing and administrative expenses include $(5,190) and $(3,459) of certain deferred compensation (credits) expenses in first quarter 2026 and 2025, respectively. As discussed above, these (credits) expenses principally result from changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Excluding the adjustment for deferred compensation (credits) expenses, selling, marketing and administrative expenses increased from $32,849 in first quarter 2025 to $33,271 in first quarter 2026, an increase of $422 or 1.3%. As a percentage of net product sales, adjusted selling, marketing and administrative expenses decreased from 22.4% in first quarter 2025 to 22.3% in first quarter 2026, a favorable decrease of 0.1 percentage points.

Selling, marketing and administrative expenses include $13,535 and $13,916 for customer freight, delivery and warehousing expenses in first quarter 2026 and 2025, respectively, a decrease of $381 or 2.7%. These expenses were 9.1% and 9.5% of net product sales in first quarter 2026 and 2025, respectively. Customer freight and delivery unit costs, including the cost per pound shipped, were more favorable in first quarter 2026 compared to the corresponding period in 2025. However, energy costs have recently increased, and we expect to incur higher freight and delivery unit costs in the future due to higher diesel costs and resulting fuel surcharges from our freight carriers.

Earnings from operations were $23,213 in first quarter 2026 compared to $23,060 in first quarter 2025. Earnings from operations include $(5,435) and $(3,614) of certain deferred compensation (credits) expenses in first quarter 2026 and 2025, respectively, which is discussed above. Adjusting for these deferred compensation (credits) expenses, earnings from operations were $17,778 and $19,446 in first quarter 2026 and 2025, respectively, a decrease of $1,668 or 8.6%. As a percentage of net product sales, these adjusted operating earnings were 11.9% and 13.3% in first quarter 2026 and 2025, respectively, an unfavorable decrease of 1.4 percentage points. Higher input costs, primarily chocolate and cocoa, as well as unfavorable international operations’ results adversely affected first quarter 2026 gross profit margins and adjusted operating earnings.

Other (loss) income, net was $316 in first quarter 2026 compared to $(51) in first quarter 2025. Other (loss) income, net for first quarter 2026 and 2025 includes net (losses) gains and investment income of $(5,435) and $(3,614), respectively, on trading securities which provide an economic hedge of the Company’s deferred compensation liabilities on trading securities. The changes in net investment activity on trading securities in first quarter 2026 and 2025 reflect the overall changes in the equity markets during these periods. These changes were substantially offset by a like amount of deferred compensation expense included in product cost of goods sold and selling, marketing, and administrative expenses in the respective periods as discussed above.

Management believes the comparisons presented in the preceding paragraphs, after adjusting for changes in deferred compensation, are useful to our investors and other users of our financial information in assessing the operations of the Company.

Other (loss) income, net for first quarter 2026 and 2025 includes investment income from available for sale securities and cash equivalents of $6,028 and $3,416 in 2026 and 2025, respectively. The aforementioned increase in 2026 investment income principally reflects higher average investment balances held in first quarter 2026 compared to the corresponding period in the prior year. Other (loss) income, net also includes an insurance recovery of $0.8 in first quarter 2025 and pre-tax losses on foreign exchange of $(40) and $(544) in first quarter 2026 and 2025, respectively.

The Company’s effective income tax rates were 25.1% and 21.6% in first quarter 2026 and 2025, respectively, and therefore the higher effective tax in first quarter 2026 adversely affected first quarter 2026 results when compared to first quarter 2025. The higher tax rate in first quarter 2026 principally reflects the adverse effect of certain deferred compensation that will not be deductible for income taxes when paid in future periods.

Net earnings attributable to Tootsie Roll Industries, Inc. were $17,661 (after $35 net loss attributed to non-controlling interests) in first quarter 2026 compared to $18,058 (after $17 net loss attributed to non-controlling interests) in first quarter 2025, and earnings per share were $0.24 and $0.24 in first quarter 2026 and 2025, respectively. Average shares outstanding decreased from 75,138 at first quarter 2025 to 75,060 at first quarter 2026 adjusted for the 3% stock dividend distributed on April 3, 2026.

The Company has foreign operating businesses in Mexico, Canada and Spain, and exports products to many foreign markets. The Company’s Spanish subsidiary (97% owned by the Company) incurred an operating loss of $1.1 in first quarter 2026 compared to an operating loss of $0.6 in first quarter 2025. Company management expects the competitive and business challenges in Spain to continue, but is undertaking an in-depth evaluation of the business to ascertain the best course of action for the business. Management believes that operating losses at its Spanish subsidiary are expected to continue beyond 2026 and that these future losses, as well as some capital expenditures, will likely require additional cash financing.

Goodwill and intangibles, principally trademarks, are assessed annually as of December 31 or whenever events or circumstances indicate that the carrying values may not be recoverable from future cash flows. The Company has not identified any triggering events, as defined, or other adverse information that would indicate a material impairment of its goodwill or intangibles in first quarter 2026. Although Management has not identified any trigging events at this time relating to its intangibles, factors outlined in the Company’s risk factors discussed on Form 10-K for the year ended December 31, 2025, could change this assessment in the future.

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

The Company has been advised that its withdrawal liability would have been $102,800, $97,500 and $102,200 if it had withdrawn from the Plan during 2025, 2024 and 2023, respectively (most recent information provided by the Plan). The most recent increase in the withdrawal liability as advised by the Plan was primarily due to the full present value of vested benefits being valued at the PBGC interest rates, as required for plans that receive Special Financial Assistance, rather than a blended interest rate assumption used in previous years. As discussed below, the Plan was granted $3.4 billion in Special Financial Assistance in July 2024. After receiving the Special Financial Assistance, the Plan was required to use PBGC interest rates to value all, instead of a portion, of the present value of vested benefits to provide an estimate of the Company’s withdrawal liability. The net impact of the interest rate assumption change was a decrease in the effective interest rate, which resulted in a higher vested Plan benefit liability. In addition, for withdrawal liability purposes, PBGC regulations require the Special Financial Assistance to be phased-in over a period of time instead of fully recognized immediately.

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

The Company’s pension expense for this Plan for first quarter 2026 and 2025 was $749 and $698, respectively. This expense includes surcharges of $264 and $246 for first quarter 2026 and 2025, respectively, as required under the amended plan of rehabilitation. The Company’s twelve months pension expense for this Plan for 2025 and 2024 was $3,290 and $3,332, respectively, which includes surcharges of $1,160 and $1,174, respectively.

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

Under terms of the Company’s current union contract the Company is obligated to continue its participation in the Plan through expiration in September 2027. The Company is unable to determine the ultimate outcome of the above discussed multi-employer union pension matter and therefore is unable to determine the effects on its consolidated financial statements, but the ultimate outcome could have a material adverse effect on the Company’s consolidated results of operations or cash flows in one or more future periods. See also Note 7 of the Company’s Notes to Consolidated Financial Statements on Form 10-K for the year ended December 31, 2025.

Our operations and sales are principally in North America, and our cross border transactions with Canada and Mexico qualify under the USMCA free-trade agreement. Certain ingredients, including cocoa, chocolate and edible oils, as well as some packaging and other purchases, do have foreign origins outside of USMCA and the related higher tariffs on these purchases added to our costs in 2025. During fourth quarter 2025, tariffs on cocoa were rescinded and therefore we should realize some additional cost reductions on these purchases in 2026. In February 2026, the Supreme Court of the United States issued a ruling that stated the International Emergency Economic Powers Act (IEEPA) does not authorize the imposition of tariffs that were imposed by the President in 2025. Management estimates that the Company could recoup up to $1.3 million in tariffs previously paid directly by the Company if and when the appropriate authorities fully execute a process to do so. The Company intends to record any refund benefits when such funds are received.

The Company is focused on the longer term and therefore is continuing to make investments in plant manufacturing operations to meet new consumer and customer product demands, achieve product quality improvements, expand capacity in certain product lines, and increase operational efficiencies in order to provide genuine value to consumers.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows provided by operating activities were $11,494 and $3,602 in first quarter 2026 and 2025, respectively, a favorable increase of $7,892. The increase in cash flows from operating activities principally reflects changes in working capital primarily relating to the timing of income tax payments and prepaid expenses during the comparative periods. The change in income taxes payable reflects the timing of income taxes paid in the first quarter of 2025 compared to the second quarter of 2026.

Cash flows used in investing activities reflect $19,906 and $13,110 of purchases of available for sale securities during first quarter 2026 and 2025, respectively, and $14,150 and $11,727 of sales and maturities of available for sale securities during first quarter 2026 and 2025, respectively. First quarter 2026 and 2025 investing activities also include capital expenditures of $8,204 and $2,852, respectively. The Company is currently undergoing a plant expansion at one of its manufacturing facilities in the USA, including additional and replacement of certain processing and packaging lines, to better meet its higher level of forecasted demand for certain products on a timelier and more cost-effective basis. The Company expects that this will take place over the next seven years, however, most of the actual expenditures, which related to the building construction, are expected to occur in 2026 and early 2027. During the first quarter of 2026, we incurred $3,300 of capital expenditures relating to this expansion. Company management believes that the total cost of this expansion, including new machinery and equipment, some of which is normal and recurring replacements over the next seven years, food processing infrastructure, and raw materials warehousing will approximate $75,000 to $85,000. All capital expenditures have been and are expected to be funded from the Company’s cash flow from operations and internal sources including investments in available for sale securities.

The Company’s condensed consolidated financial statements include bank borrowings of $951 and $975 at March 31, 2026 and 2025, respectively, all of which relate to its Spanish subsidiary. The Company had no other outstanding bank borrowings at March 31, 2026 and 2025.

Financing activities include Company common stock purchases and retirements of $0 and $6,483 in first quarter 2026 and 2025, respectively. Cash dividends of $13,138 and $12,781 were paid in first quarter 2026 and 2025, respectively.

The Company’s current ratio (current assets divided by current liabilities) was 3.6 to 1 at March 31, 2026 compared to 3.3 to 1 at December 31, 2025 and 4.2 to 1 at March 31, 2025. Net working capital was $232,649 at March 31, 2026 compared to $223,016 and $250,938 at December 31, 2025 and March 31, 2025, respectively. Included in net working capital is cash and cash equivalents and short-term investments totaling $169,731 at March 31, 2026 compared to $176,633 and $176,607 at December 31, 2025 and March 31, 2025, respectively. In addition, long term investments, principally debt securities comprising corporate bonds, were $426,113 at March 31, 2026, as compared to $437,114 and $330,949 at December 31, 2025 and March 31, 2025, respectively. Aggregate cash and cash equivalents and short and long-term investments were $595,844, $613,747, and $507,556, at March 31, 2026, December 31, 2025 and March 31, 2025, respectively, including $114,546, $121,541, and $100,892 at March 31, 2026, December 31, 2025 and March 31, 2025, respectively, relating to trading securities which are used as an economic hedge for the Company’s deferred compensation liabilities.

Investments in available for sale securities, primarily high-quality corporate bonds that matured during first quarter 2026 and 2025, were generally used in working capital, capital expenditures or were replaced with debt securities of similar maturities. The net unrealized gain (loss) on available for sale investments was approximately $(1,800) and $3,300 at March 31, 2026 and 2025, respectively. The Company expects to hold most of these securities to maturity and therefore does not expect to ultimately realize a substantial portion of any of unrealized losses on individual investments (see also Item 3 below, QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK).

The Company periodically contributes to a VEBA trust, managed and controlled by the Company, to fund the estimated future costs of certain employee health, welfare and other benefits. The Company funded $20,000 to the VEBA trust in 2023. No contribution was made during first quarter. The Company has and will continue to use these VEBA funds to pay the actual cost of such benefits through part or all of 2027. The VEBA trust held $7,411, $8,953 and $14,090 of aggregate cash and cash equivalents at March 31, 2026, December 31, 2025 and March 31, 2025, respectively. This asset value is included in prepaid expenses and long-term other assets in the Company’s Condensed Consolidated Statement of Financial Position.

ACCOUNTING PRONOUNCEMENTS

See Note 1 of the Company’s Condensed Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See Note 1 of the Company’s Condensed Consolidated Financial Statements for more information related to our use of estimates in the preparation of financial statements as well as information related to material changes in our significant accounting policies that were included in our 2025 Form 10-K.

FORWARD-LOOKING STATEMENTS

This discussion and certain other sections contain forward-looking statements that are based largely on the Company’s current expectations and are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of words such as “anticipated,” “believe,” “expect,” “intend,” “estimate,” “project,” “plan” and other words of similar meaning in connection with a discussion of future operating or financial performance and are subject to certain factors, risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements. Such factors, risks, trends and uncertainties, which in some instances are beyond the Company’s control, include the effects of U.S. tariffs as well as retaliatory tariffs and other import fees and surcharges by other countries, the ability to recover increases in input costs through price increases and restoring margins, the overall competitive environment in the Company’s industry, successful distribution and sell-through during Halloween and other seasons, the availability of cocoa and chocolate at reasonable prices given that these markets are significantly elevated and volatile, and changes in assumptions, judgments and risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various market risks, including fluctuations in and sufficient availability of sugar, corn syrup, edible oils, including palm oils, cocoa, chocolate, dextrose, milk and whey, gum-base input ingredients, packaging, and fuel costs principally relating to freight and delivery fuel surcharges. The Company generally enters into annual supply contracts and hedges certain commodities (primarily sugar) to control and plan for any cost changes. The Company generally enters into longer-term supply contracts to ensure supply and reduce the risk of price volatility for its ingredients and packaging materials.

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

The Company believes that the above discussed policies and programs limit the Company’s exposure to significant interest rate fluctuations. Other than the cocoa and chocolate market, energy costs, and tariffs as discussed above, there have been no material changes in the Company’s market risks that would significantly affect the disclosures made in the Form 10-K for the year ended December 31, 2025.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of Management, the Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2026 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to Management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

The following update to our risk factors should be read in conjunction with the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our 2025 Annual Report on Form 10-K (the "2025 Form 10-K") filed with the SEC. Except as described herein, the Company is not aware of any material changes with respect to the risk factors disclosed in our 2025 Form 10-K.

Risk of the imposition of tariffs and other surcharges on our products and the ingredients, packaging and operating equipment and supplies used in our products.

Developments in economic and fiscal policy, most notably those related to tariff’s that were being contemplated by regulatory authorities at the time we filed the 2025 Form 10-K with the SEC, have had a nominal impact on our Company through the first quarter of 2026. Our products are principally produced and sold in North America. Product shipped between the United States and our Canada and Mexico manufacturing operations qualify under the U.S.-Mexico-Canada Agreement (“USMCA”) and under the current regulation, continue to be tariff-free. If regulators decide to impose tariffs, or other surcharges are levied by Canada and Mexico, on products that previously qualified under USMCA, the impact of tariffs on our cross-border shipments could be significant. Notwithstanding, we procure certain ingredients, including cocoa, chocolate and edible oils, as well as some packaging and other operating equipment and supplies, from sources outside of the United States and do not qualify as exempt from tariffs under USMCA. Imposing tariffs on goods we either import directly or purchase from suppliers who import certain products would have a negative impact on our business as well. We may be able to mitigate the impact by evaluating our sourcing strategies or working with our vendors but in most instances the inputs we need are only available from certain areas of the world outside of the USMCA. In addition, following the recent U.S. Supreme decision issued in February 2026 that invalidated tariffs imposed pursuant to the International Emergency Economic Powers Act (“IEEPA”), the U.S. announced tariffs under different statutory authorities, including a 10% global tariff. The full impact of these governmental actions on macroeconomic conditions and on our business is uncertain, difficult to predict and depends on a number of factors, including the extent and duration of tariffs, changes in the amount and scope of tariffs, any reversal or temporary suspension of announced tariffs, the availability of refunds for tariffs paid under IEEPA, and the imposition of new tariffs and other measures that target countries may take in response to U.S. trade policies. Until such time that more clarity regarding tariffs, as well as possible retaliatory tariffs, is forthcoming, we are not able to ascertain the effects of tariffs on our business and have not recorded any adjustments to our financial statements related to potential IEEPA tariff refunds.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASE OF EQUITY SECURITIES

The following table summarizes the Company’s purchases of its common stock during the quarter ended March 31, 2026:

(d) Approximate Dollar
	(a) Total		(c) Total Number of Shares	Value of Shares that
	Number of	(b) Average	Purchased as Part of	May Yet Be Purchased
	Shares	Price Paid per	Publicly Announced Plans	Under the Plans
Period	Purchased	Share	Or Programs	or Programs

Jan 1 to Jan 31	—	$—	Not Applicable	Not Applicable

Feb 1 to Feb 28	—	—	Not Applicable	Not Applicable

Mar 1 to Mar 31	—	—	Not Applicable	Not Applicable

Total	—	$—	Not Applicable	Not Applicable

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

TOOTSIE ROLL INDUSTRIES, INC.

Date:	May 8, 2026	BY:	/s/ ELLEN R. GORDON

Ellen R. Gordon
Chairman and Chief
Executive Officer

Date:	May 8, 2026	BY:	/s/ G. HOWARD EMBER, JR.

G. Howard Ember, Jr.
Vice President Finance and
Chief Financial Officer