Form 10-Q
period 2026-06-30
TOOTSIE ROLL INDUSTRIES INC
filed 2026-08-07
CIK 98677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (June 30, 2026).

Class	Outstanding

Common Stock, $0.694 par value	42,981,466
Class B Common Stock, $0.694 par value	32,090,182

TOOTSIE ROLL INDUSTRIES, INC.

June 30, 2026

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See “Forward-Looking Statements” under Part I — Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands) (Unaudited)

	June 30, 2026	December 31, 2025	June 30, 2025

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$62,080	$127,165	$120,521
Restricted cash	395	399	400
Investments	79,044	49,468	50,010
Accounts receivable trade, less allowances of $2,253, $2,167 and $2,593	52,341	47,901	48,698
Other receivables	5,050	6,282	6,845
Inventories:
Finished goods and work-in-process	79,783	42,148	81,838
Raw materials and supplies	40,072	33,034	45,704
Prepaid expenses	16,169	15,071	10,750
Total current assets	334,934	321,468	364,766

PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	21,812	21,807	21,783
Buildings	156,598	156,497	148,991
Machinery and equipment	518,361	518,664	500,922
Construction in progress	35,375	15,476	17,942
Operating lease right-of-use assets	4,572	5,026	5,554
	736,718	717,470	695,192
Less - accumulated depreciation	489,308	479,706	472,314
Net property, plant and equipment	247,410	237,764	222,878

OTHER ASSETS:
Goodwill	73,237	73,237	73,237
Trademarks	175,024	175,024	175,024
Investments	431,784	437,114	333,626
Prepaid expenses and other assets	5,109	7,311	10,248
Deferred income taxes	2,117	2,064	1,677
Total other assets	687,271	694,750	593,812
Total assets	$1,269,615	$1,253,982	$1,181,456

(The accompanying notes are an integral part of these statements.)

(in thousands except per share data) (Unaudited)

	June 30, 2026	December 31, 2025	June 30, 2025

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$28,293	$15,860	$21,158
Bank loans	8,333	994	1,018
Dividends payable	6,776	6,569	6,569
Accrued liabilities	56,961	64,180	60,840
Postretirement health care benefits	635	635	595
Operating lease liabilities	1,039	1,140	1,317
Income taxes payable	—	5,940	—
Deferred compensation	13,734	3,134	—
Total current liabilities	115,771	98,452	91,497

NONCURRENT LIABILITIES:
Deferred income taxes	64,923	66,584	56,932
Postretirement health care benefits	8,800	8,882	8,645
Industrial development bonds	-	7,500	7,500
Liability for uncertain tax positions	2,734	3,482	2,564
Operating lease liabilities	3,914	4,251	4,584
Deferred compensation and other liabilities	121,665	124,263	116,972
Total noncurrent liabilities	202,036	214,962	197,197

TOOTSIE ROLL INDUSTRIES, INC. SHAREHOLDERS’ EQUITY:
Common stock, $0.694 par value - 120,000 shares authorized; 42,981, 41,821 and 41,808, respectively, issued	29,848	29,042	29,033
Class B common stock, $0.694 par value - 40,000 shares authorized; 32,090, 31,166 and 31,179, respectively, issued	22,285	21,643	21,652
Capital in excess of par value	915,002	847,308	847,308
Retained earnings	9,942	65,472	14,140
Accumulated other comprehensive loss	(22,818)	(20,501)	(17,014)
Treasury stock (at cost) - 111, 108 and 108 shares, respectively	(1,991)	(1,992)	(1,992)
Total Tootsie Roll Industries, Inc. shareholders’ equity	952,268	940,972	893,127
Noncontrolling interests	(460)	(404)	(365)
Total equity	951,808	940,568	892,762
Total liabilities and shareholders’ equity	$1,269,615	$1,253,982	$1,181,456

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

EARNINGS AND RETAINED EARNINGS

(in thousands except per share amounts) (Unaudited)

	Quarter Ended		Year to Date Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Net product sales	$151,943	$153,190	$301,431	$299,711
Rental and royalty revenue	2,276	1,898	4,329	3,832
Total revenue	154,219	155,088	305,760	303,543
Product cost of goods sold	100,965	98,127	200,687	193,627
Rental and royalty cost	624	478	1,149	983
Total costs	101,589	98,605	201,836	194,610
Product gross margin	50,978	55,063	100,744	106,084
Rental and royalty gross margin	1,652	1,420	3,180	2,849
Total gross margin	52,630	56,483	103,924	108,933
Selling, marketing and administrative expenses	54,247	44,362	82,328	73,752
Earnings from operations	(1,617)	12,121	21,596	35,181
Other (loss) income, net	19,854	14,072	20,170	14,021
Earnings before income taxes	18,237	26,193	41,766	49,202
Provision for income taxes	4,911	8,663	10,814	13,631
Net earnings	13,326	17,530	30,952	35,571
Less: net (loss) income attributable to noncontrolling interests	(21)	(14)	(56)	(31)
Net earnings attributable to Tootsie Roll Industries, Inc.	$13,347	$17,544	$31,008	$35,602

Net earnings attributable to Tootsie Roll Industries, Inc. per share	$0.18	$0.23	$0.41	$0.47
Dividends per share *	$0.09	$0.09	$0.18	$0.18

Average number of shares outstanding	75,035	75,060	75,046	75,105

Retained earnings at beginning of period	$3,362	$3,155	$65,472	$57,902
Net earnings attributable to Tootsie Roll Industries, Inc.	13,347	17,544	31,008	35,602
Cash dividends	(6,767)	(6,559)	(13,326)	(12,928)
Stock dividends	—	—	(73,212)	(66,436)
Retained earnings at end of period	$9,942	$14,140	$9,942	$14,140

*Does not include 3% stock dividend to shareholders of record on 3/5/26 and 3/5/25.

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(in thousands except per share amounts) (Unaudited)

	Quarter Ended		Year to Date Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Net earnings	$13,326	$17,530	$30,952	$35,571

Other comprehensive income, before tax:
Foreign currency translation adjustments	1,213	1,346	1,125	1,382

Pension and postretirement reclassification adjustments:
Unrealized losses for the period on postretirement and pension benefits	—	—	—	—
Less: reclassification adjustment for gains to net earnings	(180)	(205)	(360)	(410)
Unrealized losses on postretirement and pension benefits	(180)	(205)	(360)	(410)

Investments:
Unrealized gains (losses) for the period on investments	(950)	1,698	(5,239)	4,504
Less: reclassification adjustment for gains to net earnings	(38)	(40)	(54)	(61)
Unrealized gains on investments	(988)	1,658	(5,293)	4,443

Derivatives:
Unrealized gains (losses) for the period on derivatives	(640)	(369)	(556)	644
Less: reclassification adjustment for losses to net earnings	622	821	1,668	1,949
Unrealized gains (losses) on derivatives	(18)	452	1,112	2,593

Total other comprehensive income (loss), before tax	27	3,251	(3,416)	8,008
Income tax expense (benefit) related to items of other comprehensive income (loss)	287	(462)	1,099	(1,604)
Total comprehensive earnings	13,640	20,319	28,635	41,975
Comprehensive loss attributable to noncontrolling interests	(21)	(14)	(56)	(31)
Total comprehensive earnings attributable to Tootsie Roll Industries, Inc.	$13,661	$20,333	28,691	$42,006

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Year to Date Ended
	June 30, 2026	June 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$30,952	$35,571
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	9,705	9,185
Deferred income taxes	(566)	797
Amortization of marketable security premiums	(2,042)	157
Changes in operating assets and liabilities:
Accounts receivable	(4,420)	(4,477)
Other receivables	1,274	583
Inventories	(44,480)	(48,821)
Prepaid expenses and other assets	1,174	2,916
Accounts payable and accrued liabilities	7,021	3,467
Income taxes payable	(6,688)	(2,387)
Postretirement health care benefits	(435)	(467)
Deferred compensation and other liabilities	(2,374)	(1,459)
Net cash (used in) provided by operating activities	(10,879)	(4,935)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(20,614)	(10,363)
Purchases of trading securities	(1,918)	(1,756)
Sales of trading securities	3,252	2,070
Purchase of available for sale securities	(41,589)	(13,110)
Sale and maturity of available for sale securities	23,273	28,829
Net cash (used in) provided by investing activities	(37,596)	5,670
CASH FLOWS FROM FINANCING ACTIVITIES:
Shares purchased and retired	(3,822)	(6,483)
Dividends paid in cash	(13,326)	(12,928)
Proceeds from bank loans	1,827	1,663
Repayment of bank loans	(1,967)	(1,689)
Net cash used in financing activities	(17,288)	(19,437)
Effect of exchange rate changes on cash	674	430
Decrease in cash and cash equivalents	(65,089)	(18,272)
Cash, cash equivalents and restricted cash at beginning of year	127,564	139,193
Cash, cash equivalents and restricted cash at end of quarter	$62,475	$120,921

Supplemental cash flow information:
Income taxes paid, net	$18,231	$15,975
Interest paid	$103	$114
Stock dividend issued	$90,419	$66,289

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

Results of operations for the period ended June 30, 2026 are not necessarily indicative of results to be expected for the year to end December 31, 2026 because of the seasonal nature of the Company’s operations. Historically, the third quarter has been the Company’s largest net product sales quarter due to pre-Halloween net product sales.

Revenue Recognition

The Company’s revenues, primarily net product sales resulting from the sale of goods, reflect the consideration to which the Company expects to be entitled generally based on customer purchase orders. The Company records revenue based on a five-step model in accordance with Accounting Standards Codification ("ASC") Topic 606. Adjustments for estimated customer cash discounts upon payment, discounts for price adjustments, product returns, allowances, and certain advertising and promotional costs, including consumer coupons, are variable consideration and are recorded as a reduction of net product sales revenue in the same period the related net product sales are recorded. Such estimates are calculated using historical averages adjusted for any expected changes due to current business conditions and experience. A net product sale is recorded when the Company delivers the product to the customer or, in certain instances, when the customer picks up the goods at the Company’s distribution center and thereby obtains control of such product. Amounts billed and due from our customers are classified as accounts receivable trade on the balance sheet and require payment on a short-term basis. Accounts receivable trade, less allowances, was $52,341, $47,901, $48,698, and $43,811 as of June 30, 2026, December 31, 2025, June 30, 2025, and December 31, 2024, respectively. Accounts receivable trade is unsecured. Shipping and handling costs of $15,424 and $13,047 in second quarter 2026 and 2025, respectively; and $28,960 and $26,963 in first half 2026 and 2025, respectively, are included in selling, marketing and administrative expenses. Advertising costs of $2,348 and $1,201 in second quarter 2026 and 2025, respectively; and $3,038 and $2,123 in first half 2026 and 2025, respectively, are included in selling, marketing and administrative expenses. Royalty income from sales-based licensing arrangements, pursuant to which revenue is recognized as the third-party licensee sales occur, and rental income are presented separately from net product revenue as rental and royalty revenue.

Leases

The Company identifies leases by evaluating its contracts to determine if they convey the right to use an identified asset for a stated period of time in exchange for consideration. The Company considers whether it can control the underlying asset and have the right to obtain substantially all of the economic benefits or outputs from the asset. Leases with terms greater than 12 months are classified as either operating or finance leases at the commencement date. For these leases, we record the present value of the minimum lease payments over the lease term as a lease liability with an offsetting right-of-use asset that is then presented net of any deferred rent or lease incentives. The discount rate used to calculate the present value of the minimum lease payments is our incremental borrowing rate, as the rate implicit in the lease is generally not known or determinable. The lease term includes any noncancelable period for which the Company has the right to use the asset as well as any future periods to which the Company has the right and intent to extend the lease under the terms of the lease agreement. Currently, all capitalized leases are classified as operating leases and the Company records rental expense on a straight-line basis over the term of the lease.

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

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40)”. The amendments in this update require disclosure, in the notes to the financial statements, of specific expense categories present within expense captions presented on the face of the income statement within continuing operations of public business entities. The amendments in this update are effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. The Company is currently evaluating the potential effects of these amendments on its Consolidated Financial Statements. Although these amendments will provide additional information to the financial statement user, we believe the adoption of these amendments will not significantly impact the presentation of our financial condition, results of operations or disclosures.

In November 2025, the FASB issued ASU No. 2025-09, Derivatives and Hedging, Hedge Accounting Improvements. The new standard is intended to better align the hedge accounting model with risk management activities by expanding hedged risks permitted to be aggregated in a group of individual forecasted transactions. Aggregation under this amendment is permitted based on similar risk exposure and not shared risk exposure. The amendments in this update are effective for annual periods beginning after December 15, 2026. The Company is currently evaluating the potential effects of this amendment on its Consolidated Financial Statements. As these amendments are intended to simplify the reporting requirements for derivatives and hedge accounting, we believe the adoption of these amendments will not significantly impact the presentation of our financial condition, results of operations or disclosures.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270) – Narrow Scope Improvements. The new standard is intended to improve the navigability of the required interim disclosures under Topic 270 and to clarify when that guidance is applicable. The amendments in this update result in a comprehensive list of interim disclosures that are required by GAAP. The amendments also include a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments in this update are effective for annual periods beginning after December 15, 2027. The Company is currently evaluating the potential effects of this amendment on its Consolidated Financial Statements. Although these amendments will provide additional information to the financial statement user, we believe the adoption of these amendments will not significantly impact the presentation of our financial condition, results of operations or disclosures.

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements. This evergreen project facilitates Codification updates for a broad range of Topics arising from technical corrections, unintended application of the Codification, clarifications, and other minor improvements. There are thirty-three issues addressed in this update, and the amendments in this update are varied in nature and may affect the application of guidance in cases in which the original guidance may have been unclear. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the potential effects of this amendment on its Consolidated Financial Statements. As these amendments are intended to provide clarifications and minor improvements to the Codification, we believe the adoption of these amendments will not significantly impact the presentation of our financial condition, results of operations or disclosures.

In May 2026, the FASB issued ASU No. 2026‑02, Environmental Credits and Environmental Credit Obligations (Topic 818). This update establishes guidance on the recognition, measurement, presentation, and disclosure of environmental credits and related obligations. The ASU introduces a comprehensive framework for accounting for environmental credits based on their intended use and clarifies the measurement of environmental credit obligations, including a model that incorporates both cost and fair value elements. The ASU is effective for public business entities for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the potential effects of this amendment on its Consolidated Financial Statements. Although this amendment will provide additional information to the financial statement user, we believe the adoption of this amendment will not significantly impact the presentation of our financial condition, results of operations or disclosures.

No other new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material impact on our consolidated financial statements or disclosures.

Note 2 — Average Shares Outstanding

The average number of shares outstanding for first half 2026 reflects aggregate stock purchases of 100 shares for $3,822, excluding excise taxes, and a 3% stock dividend of 2,181 shares distributed on April 3, 2026. The average number of shares outstanding for first half 2025 reflects aggregate stock purchases of 209 shares for $6,483, excluding excise taxes, and a 3% stock dividend of 2,118 shares distributed on April 4, 2025.

Note 3 — Income Taxes

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company remains subject to examination by U.S. federal and state and foreign tax authorities for the years 2022 through 2024. The Company’s consolidated effective income tax rate was 26.9% and 33.1% in second quarter 2026 and 2025, respectively; and 25.9% and 27.7% in first half 2026 and 2025, respectively.

NOTE 4—Share Capital and Capital In Excess of Par Value:

							Capital in
			Class B				Excess
	Common Stock		Common Stock		Treasury Stock		of Par
	Shares	Amount	Shares	Amount	Shares	Amount	Value
	(000’s)		(000’s)		(000’s)
Balance at March 31,2026	43,073	$29,911	32,098	$22,290	111	$(1,991)	$918,794
Issuance of 3% stock dividend	—	—	—	1	—	—	—
Conversion of Class B common shares to common shares	8	6	(8)	(6)	—	—	—
Purchase and retirement of common shares and other	(100)	(69)	—	—	—	—	(3,792)
Balance at June 30, 2026	42,981	$29,848	32,090	$22,285	111	$(1,991)	$915,002

Balance at March 31, 2025	41,796	$29,025	31,191	$21,660	108	$(1,992)	$847,308
Issuance of 3% stock dividend	—	—	—	—	—	—	—
Conversion of Class B common shares to common shares	12	8	(12)	(8)	—	—	—
Purchase and retirement of common shares and other	—	—	—	—	—	—	—
Balance at June 30, 2025	41,808	$29,033	31,179	$21,652	108	$(1,992)	$847,308

Balance at December 31, 2025	41,821	$29,042	31,166	$21,643	108	$(1,991)	$847,308
Issuance of 3% stock dividend	1,250	868	934	649	3	—	71,486
Conversion of Class B common shares to common shares	10	7	(10)	(7)	—	—	—
Purchase and retirement of common shares and other	(100)	(69)	—	—	—	—	(3,792)
Balance at June 30, 2026	42,981	$29,848	32,090	$22,285	111	$(1,991)	$915,002

Balance at December 31, 2024	40,789	$28,325	30,286	$21,032	105	$(1,992)	$788,894
Issuance of 3% stock dividend	1,213	842	908	630	3	—	64,816
Conversion of Class B common shares to common shares	15	10	(15)	(10)	—	—	—
Purchase and retirement of common shares and other	(209)	(144)	—	—	—	—	(6,402)
Balance at June 30, 2025	41,808	$29,033	31,179	$21,652	108	$(1,992)	$847,308

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

As of June 30, 2026, December 31, 2025 and June 30, 2025 the Company held certain financial assets that are required to be measured at fair value on a recurring basis. These included derivative hedging instruments related to the foreign currency forward contracts and purchase of certain raw materials, investments in trading securities and available for sale securities. The Company’s available for sale securities principally consist of corporate bonds. The Company’s trading securities principally consist of mutual funds. The Company’s available for sale and trading securities, which utilize Level 2 inputs, are valued based on quoted market prices or alternative pricing sources with reasonable levels of price transparency.

The fair value of the Company’s industrial development bond at June 30, 2026, December 31, 2025 and June 30, 2025 was valued using Level 2 inputs which approximates the carrying value of $7,500 for the respective periods. Interest rates on the bond reset weekly based on current market conditions.

The following tables present information about the Company’s financial assets and liabilities measured at fair value as of June 30, 2026, December 31, 2025 and June 30, 2025 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Estimated Fair Value June 30, 2026
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$62,080	$62,080	$—	$—
Available for sale securities	380,105	11,423	368,682	—
Foreign currency derivatives	(231)	—	(231)	—
Commodity derivatives	(312)	(312)	—	—
Trading securities	130,723	114,489	16,234	—
Total assets measured at fair value	$572,365	$187,680	$384,685	$—

	Estimated Fair Value December 31, 2025
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$127,165	$127,165	$—	$—
Available for sale securities	365,041	2,961	362,080	—
Foreign currency derivatives	92	—	92	—
Commodity derivatives	(1,748)	(1,748)	—	—
Trading securities	121,541	104,642	16,899	—
Total assets measured at fair value	$612,091	$233,020	$379,071	$—

	Estimated Fair Value June 30, 2025
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$120,521	$120,521	$—	$—
Available for sale securities	271,627	4,143	267,484	—
Foreign currency derivatives	239	—	239	—
Commodity derivatives	(630)	(630)	—	—
Trading securities	112,009	95,499	16,510	—
Total assets measured at fair value	$503,766	$219,533	$284,233	$—

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

The Company recognizes all derivative instruments as either assets or liabilities at fair value in the Condensed Consolidated Statement of Financial Position. Derivative assets are recorded in other receivables and long-term other assets. Derivative liabilities are recorded in accrued liabilities and long-term other liabilities. The Company uses hedge accounting for its foreign currency and commodity derivative instruments. Derivatives that qualify for hedge accounting are designated as cash flow hedges by formally documenting the hedge relationships, including identification of the hedging instruments, the hedged items and other critical terms, as well as the Company’s risk management objectives and strategies for undertaking the hedge transaction. As of June 30, 2026, December 31, 2025 and June 30, 2025, all derivative instruments were accounted for using hedge accounting.

Changes in the fair value of the Company’s cash flow hedges are recorded in accumulated other comprehensive loss, net of tax, and are reclassified to earnings in the periods in which earnings are affected by the hedged item. Substantially all amounts reported in accumulated other comprehensive loss for commodity derivatives are expected to be reclassified to cost of goods sold; approximately $0, $328, and $(16) of this accumulated comprehensive loss (gain) is expected to be reclassified to earnings in 2026, 2027 and 2028, respectively. Approximately $149 and $82 of the foreign currency derivatives loss, reported in accumulated other comprehensive loss, is expected to be reclassified to other income, net in 2026 and 2027, respectively.

The following tables summarize the Company’s outstanding derivative contracts and their effects on its Condensed Consolidated Statements of Financial Position at June 30, 2026, December 31, 2025 and June 30, 2025:

	June 30, 2026
	Notional
	Amounts	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign currency derivatives	$17,346	$—	$(231)
Commodity derivatives	7,195	64	(376)
Total derivatives		$64	$(607)

	December 31, 2025
	Notional
	Amounts	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign currency derivatives	$17,498	$92	$—
Commodity derivatives	14,591	—	(1,748)
Total derivatives		$92	$(1,748)

	June 30, 2025
	Notional
	Amounts	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign currency derivatives	$13,106	$239	$-
Commodity derivatives	12,527	85	(715)
Total derivatives		$324	$(715)

The effects of derivative instruments on the Company’s Condensed Consolidated Statements of Earnings and Retained Earnings and the Condensed Consolidated Statements of Comprehensive Earnings for periods ended June 30, 2026 and June 30, 2025 are as follows:

	For Quarter Ended June 30, 2026
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency derivatives	$(153)	$(64)	$—
Commodity derivatives	(487)	(558)	—
Total	$(640)	$(622)	$—

	For Quarter Ended June 30, 2025
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency derivatives	$867	$8	$—
Commodity derivatives	(1,236)	(829)	—
Total	$(369)	$(821)	$—

	For Year to Date Ended June 30, 2026
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency derivatives	$(374)	$(50)	$—
Commodity derivatives	(182)	(1,618)	—
Total	$(556)	$(1,668)	$—

	For Year to Date Ended June 30, 2025
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency derivatives	$828	$(229)	$—
Commodity derivatives	(184)	(1,720)	—
Total	$644	$(1,949)	$—

Note 7 — Pension Plans

Beginning in 2012, the Company has received periodic notices from Bakery and Confectionery Union and Industry International Pension Fund (Plan), a multi-employer defined benefit pension plan for certain Company union employees, that the Plan’s actuary certified the Plan to be in “critical status”, as defined by the Pension Protection Act (PPA) and the Pension Benefit Guaranty Corporation (PBGC); and that a plan of rehabilitation was adopted by the trustees of the Plan in 2012. Beginning in 2015, the Plan was reclassified to “critical and declining status”, as defined by the PPA and PBGC, for the plan year beginning January 1, 2015. A designation of “critical and declining status” implies that the Plan is expected to become insolvent in the next 20 years. In 2016, the Company received new notices that the Plan’s trustees adopted an updated Rehabilitation Plan effective January 1, 2016, and all annual notices through 2024, prior to receipt of Special Financial Assistance, have continued to classify the Plan in the “critical and declining status” category. In 2024 the Plan received Special Financial Assistance of $3.4 billion. As required by federal law, the Plan is certified to be in critical status for plan year 2025 and will be until the plan year ending in 2051 as a result of the Special Financial Assistance received.

The Company has been advised that its withdrawal liability would have been $102,800, $97,500 and $102,200 if it had withdrawn from the Plan during 2025, 2024 and 2023 respectively. Should the Company actually withdraw from the Plan at a future date, a withdrawal liability, which could be different than the above discussed amounts, could be payable to the Plan.

The amended rehabilitation plan, which continues, requires that employer contributions include 5% compounded annual surcharge increases each year for an unspecified period of time beginning January 2013 (in addition to the 5% interim surcharge initiated in 2012) as well as certain plan benefit reductions. The Company’s pension expense for this Plan for first half 2026 and 2025 was $1,777 and $1,744, respectively. The aforementioned expense includes surcharges of $626 and $615 for first half 2026 and 2025, respectively, as required under the amended plan of rehabilitation. The Company’s twelve months pension expense for this Plan for 2025 and 2024 was $3,290 and $3,332, respectively, which includes surcharges of $1,160 and $1,174, respectively.

The Plan was granted approximately $3.4 billion in Special Financial Assistance funds and received those funds in 2024. The Company’s actuary believes that it still remains unclear if the Plan can remain solvent through the targeted date of 2051 although as a requirement of the American Rescue Plan Act of 2021, the Plan must remain in “critical status” through 2051 regardless of solvency. The regulations under the aforementioned PBGC financial assistance could result in a higher withdrawal liability even with PBGC financial assistance since those regulations require use of settlement interest rates to value all, instead of a portion, of the present value of vested benefits in determining the Company’s withdrawal liability. The most recent withdrawal liability estimate from the Plan, since it is calculated as of the end of 2024 as if the Company were to have withdrawn in 2025, does not include any of the $3.4 billion of assets received. The Company is currently unable to determine the ultimate outcome of the above discussed multi-employer union pension matters and therefore is unable to determine the effects on its consolidated financial statements, but the ultimate outcome could have a material adverse effect on the Company’s consolidated results of operations or cash flows in one or more future periods.

Note 8 — Accumulated Other Comprehensive Earnings (Loss)

The following tables set forth information with respect to accumulated other comprehensive earnings (loss):

						Accumulated
	Foreign		Foreign		Postretirement	Other
	Currency		Currency	Commodity	and Pension	Comprehensive
	Translation	Investments	Derivatives	Derivatives	Benefits	Earnings (Loss)
Balance at March 31,2026	$(22,520)	$(1,751)	$(109)	$(290)	$1,538	$(23,132)
Other comprehensive earnings (loss) before reclassifications	1,213	(721)	(116)	(369)	—	7
Reclassifications from accumulated other comprehensive loss	—	(29)	49	424	(137)	307
Other comprehensive earnings (loss) net of tax	1,213	(750)	(67)	55	(137)	314
Balance at June 30, 2026	$(21,307)	$(2,501)	$(176)	$(235)	$1,401	$(22,818)

Balance at March 31, 2025	$(24,751)	$3,295	$(472)	$(169)	$2,293	$(19,804)
Other comprehensive earnings (loss) before reclassifications	1,346	1,287	658	(937)	—	2,354
Reclassifications from accumulated other comprehensive loss	—	(30)	(6)	629	(157)	436
Other comprehensive earnings (loss) net of tax	1,346	1,257	652	(308)	(157)	2,790
Balance at June 30, 2025	$(23,405)	$4,552	$180	$(477)	$2,136	$(17,014)

Balance at December 31, 2025	$(22,432)	$1,512	$70	$(1,325)	$1,674	$(20,501)
Other comprehensive earnings (loss) before reclassifications	1,125	(3,972)	(284)	(137)	—	(3,268)
Reclassifications from accumulated other comprehensive loss	—	(41)	38	1,227	(273)	951
Other comprehensive earnings (loss) net of tax	1,125	(4,013)	(246)	1,090	(273)	(2,317)
Balance at June 30, 2026	$(21,307)	$(2,501)	$(176)	$(235)	$1,401	$(22,818)

Balance at December 31, 2024	$(24,787)	$1,184	$(621)	$(1,642)	$2,448	$(23,418)
Other comprehensive earnings (loss) before reclassifications	1,382	3,414	627	(139)	—	5,284
Reclassifications from accumulated other comprehensive loss	—	(46)	174	1,304	(312)	1,120
Other comprehensive earnings (loss) net of tax	1,382	3,368	801	1,165	(312)	6,404
Balance at June 30, 2025	$(23,405)	$4,552	$180	$(477)	$2,136	$(17,014)

The amounts reclassified from accumulated other comprehensive income (loss) consisted of the following:

Details about Accumulated Other	Quarter Ended		Year to Date Ended		Location of (Gain) Loss
Comprehensive Income Components	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025	Recognized in Earnings
Investments	$(38)	$(40)	$(54)	$(61)	Other income, net
Foreign currency derivatives	64	(8)	50	229	Other income, net
Commodity derivatives	558	829	1,618	1,720	Product cost of goods sold
Postretirement and pension benefits	(180)	(205)	(360)	(410)	Other income, net
Total before tax	404	576	1,254	1,478
Tax (expense) benefit	(97)	(140)	(303)	(358)
Net of tax	$307	$436	$951	$1,120

Note 9 — Restricted Cash

Restricted cash comprises certain cash deposits of the Company’s Spanish subsidiary with international banks that are pledged as collateral for letters of credit and bank borrowings.

Note 10 — Bank Loans

Bank loans consist of short term (less than 120 days) borrowings by the Company’s Spanish subsidiary that are held by international banks. The weighted-average interest rate for these borrowings as of June 30, 2026 and 2025 was 5.5% and 4.7%, respectively. Additionally, current bank loans per the Company’s condensed consolidated financial statements include the industrial development bond valued at $7,500 that matures and is payable in June of 2027.

Note 11 — Leases

The Company leases certain buildings, land and equipment that are classified as operating leases. These leases have remaining lease terms of up to approximately 15 years. Operating lease cost totaled $275 and $366 in the second quarter 2026 and 2025, respectively, and $642 and $731 in first half 2026 and 2025, respectively. Cash paid for operating lease liabilities totaled $269 and $355 in the second quarter of 2026 and 2025, respectively, and $627 and $708 in first half 2026 and 2025, respectively. As of June 30, 2026 and 2025, operating lease right-of-use assets were $4,572 and $5,554, respectively, and operating lease liabilities were $4,953 and $5,901, respectively. The weighted-average remaining lease term related to these operating leases was 11.5 years and 11.0 years as of June 30, 2026 and 2025, respectively. The weighted-average discount rate related to the Company’s operating leases was 3.6% and 3.6% as of June 30, 2026 and 2025, respectively. Maturities of the Company’s operating lease liabilities at June 30, 2026 are as follows: $553 in 2026 (rest of year), $703 in 2027, $315 in 2028, $118 in 2029, $123 in 2030 and $3,141 thereafter.

The Company, as lessor, rents certain commercial real estate to third-party lessees. The June 30, 2026 and 2025 cost related to these leased properties was $51,228 and $51,228, respectively, and the accumulated depreciation related to these leased properties was $20,743 and $19,617, respectively. Terms of such leases, including renewal options, may be extended for up to fifty-four years, many of which provide for periodic adjustment of rent payments based on changes in consumer or other price indices. The Company recognizes lease income on a straight-line basis over the lease term. Lease income was $1,831 and $1,826 in second quarter 2026 and 2025, respectively, and $3,667 and $3,613 in first half 2026 and 2025, respectively, and is classified in cash flows from operating activities.

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

Net product sales were $151,943 in second quarter 2026 compared to $153,190 in second quarter 2025, a decrease of $1,247 or 0.8%. First half 2026 net product sales were $301,431 compared to $299,711 in first half 2025, an increase of $1,720 or 0.6%. Domestic (U.S.) net product sales in second quarter decreased by 2.5% but increased by 0.3% in first half 2026 compared to the corresponding period in the prior year; and foreign net product sales, including exports to foreign markets and the effects of foreign translations, increased 25.1% and 3.4%, respectively, compared to the corresponding periods in the prior year. For the second quarter and first half 2026, domestic sales represented 92.2% and 92.4%, respectively, of total consolidated net product sales. Second quarter and first half 2026 sales were adversely impacted by the timing of sales, including seasonal sales, between second and third quarter 2026 when compared to the prior years’ corresponding quarterly periods. We are focused on the long term and have continued to support our brands with increased trade promotions, as well as advertising in the second quarter and first half 2026. Because trade promotions are accounted for as a reduction in reported net sales, these higher levels of trade promotions had some adverse effects on our reported net sales for second quarter and first half 2026.

Product cost of goods sold was $100,965 in second quarter 2026 compared to $98,127 in second quarter 2025, and $200,687 in first half 2026 compared to $193,627 in first half 2025. Product cost of goods sold includes $718 and $467 of certain deferred compensation expenses in second quarter 2026 and 2025, respectively, and $473 and $312 of certain deferred compensation expenses in first half 2026 and 2025, respectively. These deferred compensation expenses principally resulted from the changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Excluding the adjustment for deferred compensation expenses, product cost of goods sold increased from $97,660 in second quarter 2025 to $100,247 in second quarter 2026, an increase of $2,587 or 2.6%; and from $193,315 in first half 2025 to $200,214 in first half 2026, an increase of $6,899 or 3.6%. As a percentage of net product sales, adjusted product cost of goods sold was 66.0% and 63.8% in second quarter 2026 and 2025, respectively, an increase of 2.2 percentage points; and 66.4% and 64.5% in first half 2026 and 2025, respectively, an increase of 1.9 percentage points. In addition to the sales impact of timing between second and third quarter as discussed above, second quarter and first half 2026 cost of goods sold and gross profit margins were adversely affected by significantly higher cocoa and chocolate unit costs, when compared to the corresponding periods in 2025. Cocoa commodities markets have retreated from their extraordinarily high price levels in 2025 but still remain above historical levels. As these lower costs begin to be reflected in our supply chain costs, we should realize lower cocoa and chocolate costs in second half 2026 and into 2027. During second quarter and first half 2026, elevated energy costs also contributed to higher costs for resin-based packaging materials, as well as certain other materials and supplies.

The Company uses the Last-In-First-Out (LIFO) method of accounting for inventory and costs of goods sold which generally results in lower current net earnings during such periods of increasing costs and higher inflation. Under the LIFO method, the most current costs are charged to cost of goods sold thereby accelerating the realization of higher costs during such periods of rising costs. Although the Company continues to monitor its input costs, we are mindful of the effects and limits when passing on the above-discussed higher input costs to our customers as well as to the final consumers of our products.

Selling, marketing and administrative expenses were $54,247 in second quarter 2026 compared to $44,362 in second quarter 2025; and $82,328 in first half 2026 compared to $73,752 in first half 2025. Selling, marketing and administrative expenses include $15,233 and $10,403 of certain deferred compensation expenses in second quarter 2026 and 2025, respectively, and $10,043 and 6,944 of certain deferred compensation expenses in first half 2026 and 2025, respectively. As discussed above, these expenses principally result from changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Excluding the adjustment for deferred compensation expenses, selling, marketing and administrative expenses increased from $33,959 in second quarter 2025 to $39,014 in second quarter 2026, an increase of $5,055 or 14.9%; and from $66,808 in first half 2025 to $72,285 in first half 2026, an increase of $5,477 or 8.2%. As a percentage of net product sales, adjusted selling, marketing and administrative expenses increased from 22.2% in second quarter 2025 to 25.7% in second quarter 2026, an unfavorable change of 3.5 percentage points; and from 22.3% in first half 2025 to 24.0% in first half 2026, an unfavorable change of 1.7 percentage points.

Selling, marketing and administrative expenses include $15,424 and $13,047 for customer freight, delivery and warehousing expenses in second quarter 2026 and 2025, respectively, an increase of $2,377 or 18.2%; and $28,960 and $26,963 in first half 2026 and 2025, respectively, an increase of $1,997 or 7.4%. These expenses were 10.2% and 8.5% of net product sales in second quarter 2026 and 2025, respectively; and 9.6% and 9.0% of net product sales in first half 2026 and 2025, respectively. Customer freight and delivery unit costs, which reflect the cost per pound shipped, increased in second quarter 2026, and first half 2026, compared to the corresponding periods in 2025. Increases in fuel costs, principally freight fuel surcharges, were driven by elevated energy markets. In addition, higher marketing and advertising expenses, as well as increased professional fees, in second quarter and first half 2026, contributed to these higher selling, marketing and administrative expenses.

Earnings (losses) from operations were $(1,617) in second quarter 2026 compared to $12,121 in second quarter 2025; and were $21,596 in first half 2026 compared to $35,181 in first half 2025. Earnings from operations include $15,951 and $10,870 of certain deferred compensation expenses in second quarter 2026 and 2025, respectively; and include $10,516 and $7,256 of certain deferred compensation expenses in first half 2026 and 2025, respectively, which is discussed above. Adjusting for these deferred compensation expenses, adjusted earnings from operations were $14,334 and $22,991 in second quarter 2026 and 2025, respectively, a decrease of $8,657 or 37.7%; and $32,112 and $42,437 in first half 2026 and 2025, respectively, a decrease of $10,325 or 24.3%. As a percentage of net product sales, these adjusted operating earnings were 9.4% and 15.0% in second quarter 2026 and 2025, respectively, an unfavorable 5.6 percentage point change; and 10.7% and 14.2% in first half 2026 and 2025, respectively, an unfavorable 3.5 percentage point change. As discussed above, higher trade promotions and the timing of sales between second and third quarter 2026, as well as the higher costs and expenses noted above, contributed to the decrease in adjusted operating earnings in second quarter and first half 2026 when compared to the corresponding periods in the prior year. Declines in international operating income, including exports to foreign countries also contributed to the decline in adjusted operating earnings in second quarter and first half 2026.

Other income, net was $19,854 in second quarter 2026 compared to $14,072 in second quarter 2025; and $20,170 in first half 2026 compared to $14,021 in first half 2025. Other income, net includes net gains and investment income of $15,952 and $10,870 for second quarter 2026 and 2025, respectively, and $10,516 and $7,256 in first half 2026 and 2025, respectively, on trading securities which provide an economic hedge of the Company’s deferred compensation liabilities on trading securities. The changes in net investment activity on trading securities in second quarter and first half 2026 and 2025 primarily reflect the overall changes in the equity markets during these periods. These changes were substantially offset by a like amount of deferred compensation expense included in product cost of goods sold and selling, marketing, and administrative expenses in the respective periods as discussed above.

Management believes the comparisons presented in the preceding paragraphs, after adjusting for changes in deferred compensation, are useful to our investors and other users of our financial information in assessing the operations of the Company.

Other income, net includes investment income from available for sale securities and cash equivalents of $4,468 and $3,485 for second quarter 2026 and 2025, respectively; and $10,495 and $6,946 in first half 2026 and 2025, respectively. The increases in 2026 investment income reflects the higher average balances held in second quarter and first half 2026 compared to the corresponding period in the prior year. In addition, other income, net also includes pre-tax (loss) on foreign exchange of $(619) and $(843) in second quarter 2026 and 2025, respectively; and $(658) and $(1,387) in first half 2026 and 2025, respectively.

The Company’s effective income tax rates were 26.9% and 33.1% in second quarter 2026 and 2025, respectively, and 25.9% and 27.7% in first half 2026 and 2025, respectively. The changes in the effective tax rates in the comparative periods principally reflect the effects of changes in certain deferred compensation that will not be deductible for income taxes when paid in future periods. The Company is currently under audit for its federal income tax returns for 2022 to 2024 calendar years. The audit is in the early stages and the Company in not able to predict the outcome of this audit.

Net earnings attributable to Tootsie Roll Industries, Inc. were $13,347 (after $21 net loss attributed to non-controlling interests) in second quarter 2026 compared to $17,544 (after $14 net loss attributed to non-controlling interests) in second quarter 2025, and earnings per share were $0.18 and $0.23 in second quarter 2026 and 2025, respectively, a decrease of $0.05 per share, or 21.7%. First half 2026 net earnings attributable to Tootsie Roll Industries, Inc. were $31,008 (after $56 net loss attributed to non-controlling interests) compared to first half 2025 net earnings of $35,602 (after $31 net loss attributed to non-controlling interests), and net earnings per share were $0.41 and $0.47 in first half 2026 and first half 2025, respectively, a decrease of $0.06 per share or 12.8%. Average shares outstanding decreased from 75,060 at second quarter 2025 to 75,035 at second quarter 2026, and from 75,105 in first half 2025 to 75,046 in first half 2026.

Goodwill and intangibles, principally trademarks, are assessed annually as of December 31 or whenever events or circumstances indicate that the carrying values may not be recoverable from future cash flows. The Company has not identified any triggering events, as defined, or other adverse information that would indicate a material impairment of its goodwill or intangibles in second quarter or first half 2025. Although Management has not identified any triggering events at this time relating to its intangibles, factors outlined in the Company’s risk factors discussed on Form 10-K for the year ended December 31, 2025, could change this assessment in the future.

Beginning in 2012, the Company has received periodic notices from the Bakery and Confectionery Union and Industry International Pension Fund (Plan), a multi-employer defined benefit pension plan for certain Company union employees, that the Plan’s actuary certified the Plan to be in “critical status”, as defined by the Pension Protection Act (PPA) and the Pension Benefit Guaranty Corporation (PBGC); and that a plan of rehabilitation was adopted by the trustees of the Plan in 2012. Beginning in 2015, the Plan was reclassified to “critical and declining status”, as defined by the PPA and PBGC, for the plan year beginning January 1, 2015. A designation of “critical and declining status” implies that the Plan is expected to become insolvent in the next 20 years. In 2016, the Company received new notices that the Plan’s trustees adopted an updated Rehabilitation Plan effective January 1, 2016, and all annual notices through 2024, prior to receipt of Special Financial Assistance, have continued to classify the Plan in the “critical and declining status” category. In 2024 the Plan received Special Financial Assistance of $3.4 billion. As required by federal law, the Plan is certified to be in “critical status” for plan year 2026 and will likely remain in this status until the plan year ending in 2051 as a result of the Special Financial Assistance received.

Based on these updated notices, the Plan’s funded percentage (plan investment assets as a percentage of plan liabilities as reported), as defined, were 41.0%, 45.2%, and 47.0% as of January 1, 2025, 2024, and 2023, respectively (these valuation dates are as of the beginning of each Plan year and reflect the most recent information available). These funded percentages are based on actuarial values, as defined, and do not reflect the Special Financial Assistance or the actual market value of Plan investments as of these dates. If the market value of investments had been used as of January 1, 2025, including the Special Financial Assistance, the funded percentage would be 81.2% (not 41.0%).

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

The Company’s pension expense for this Plan for first half 2026 and 2025 was $1,777 and $1,744, respectively. The aforementioned expense includes surcharges of $626 and $615 for first half 2026 and 2025, respectively, as required under the amended plan of rehabilitation. The Company’s twelve months pension expense for this Plan for 2025 and 2024 was $3,290 and $3,332 respectively, which includes surcharges of $1,160 and $1,174, respectively.

The Plan advised the Company that it was granted approximately $3.4 billion in Special Financial Assistance funds and received those funds in 2024. According to the Company’s actuary, it remains unclear if the Plan can remain solvent through the targeted date of 2051, although as a requirement of the American Rescue Plan Act of 2021, the Plan must remain in “critical status” through 2051 regardless of solvency. The regulations under the aforementioned PBGC financial assistance could result in a higher withdrawal liability even with PBGC financial assistance since those regulations require use of settlement interest rates to value all, instead of a portion, of the present value of vested benefits in determining the Company’s withdrawal liability. In addition, for withdrawal liability purposes, PBGC regulations require the Special Financial Assistance to be phased-in over a period of time instead of fully recognized immediately. While it is uncertain how the requirements imposed by the Special Financial Assistance will impact the Company’s withdrawal liability in the future, the Company’s actuary believes any withdrawal will likely continue to be limited to the twenty annual payments previously discussed and that those payments will not be affected by Special Financial Assistance regulation.

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

Our operations and sales are principally in North America, and our cross border transactions with Canada and Mexico qualify under the USMCA free-trade agreement. Certain ingredients, including cocoa, chocolate and edible oils, as well as some packaging and other purchases, do have foreign origins outside of USMCA and the related higher tariffs on these purchases added to our costs in 2025 and early 2026. During fourth quarter 2025, tariffs on cocoa were rescinded and therefore we realized some additional tariff cost reductions on these purchases in 2026 as these lower costs begin to be reflected in our supply chain. In February 2026, the Supreme Court of the United States issued a ruling that stated the International Emergency Economic Powers Act (IEEPA) does not authorize the imposition of tariffs that were imposed by the President in 2025. Management estimates that the Company could recoup up to $1.3 million in tariffs previously paid directly by the Company. The Company intends to record any refund benefits when such funds are received.

The Company is focused on the longer term and therefore is continuing to make investments in plant manufacturing operations to meet new consumer and customer product demands, achieve product quality improvements, expand capacity in certain product lines, and increase operational efficiencies in order to provide genuine value to consumers.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows used in operating activities were $(10,879) and $(4,935) in first half 2026 and 2025, respectively, an unfavorable decrease of $5,944, primarily driven by the Company’s seasonal Halloween business whereby inventories are historically built in second quarter for planned Halloween sales primarily in third quarter. The decrease in cash flows from operating activities principally reflects lower net income and changes in working capital, primarily relating to the timing of income tax payments and prepaid expenses in the comparative periods.

Cash flows provided by (used in) investing activities were $(37,596) and $5,670 in first half 2026 and 2025, respectively, a decrease of $43,266, which principally reflects an increase in purchases of available for sale securities, and a corresponding decrease in cash and cash equivalents during the comparative periods. First half 2026 and 2025 investing activities also include capital expenditures of $20,614 and $10,363, respectively. The Company is currently undergoing a plant expansion at one of its manufacturing facilities in the USA, including additional and replacement of certain processing and packaging lines, to better meet the level of forecasted demand for certain products on a timelier and more cost-effective basis. The Company expects that this will take place over the next seven years, however, most of the actual expenditures, which related to the building construction, are expected to occur in 2026 and early 2027. We have incurred $18,200 of capital expenditures relating to this expansion to date. Company management believes that the total cost of this expansion, including new machinery and equipment, some of which is normal and recurring replacements over the next seven years, for food processing infrastructure and raw materials warehousing will approximate $75,000 to $85,000. All capital expenditures have been and are expected to be funded from the Company’s cash flow from operations and internal sources including investments in available for sale securities.

The Company’s condensed consolidated financial statements include short term bank borrowings of $8,333 and $1,018 at June 30, 2026 and 2025, respectively, of which $7,500 of the June 30, 2026 balance relates to the Company’s industrial development bond that matures and is payable in June of 2027. The remaining $833 of bank borrowings at June 30, 2026 and all of the bank borrowings as of June 30, 2025 relate to the Company’s Spanish subsidiary. The Company had no other outstanding bank borrowings at June 30, 2026 and 2025.

Financing activities include Company common stock purchases and retirements of $3,822 and $6,483 in first half 2026 and 2025, respectively. Cash dividends of $13,326 and $12,928 were paid in first half 2026 and 2025, respectively.

The Company’s current ratio (current assets divided by current liabilities) was 2.9 to 1 at June 30, 2026 compared to 3.3 to 1 at December 31, 2025 and 4.0 to 1 at June 30, 2025. Net working capital was $219,163 at June 30, 2026 compared to $223,016 and $273,269 at December 31, 2025 and June 30, 2025, respectively. Included in net working capital is cash and cash equivalents and short-term investments totaling $141,124 at June 30, 2026 compared to $176,633 and $170,531 at December 31, 2025 and June 30, 2025, respectively. In addition, long term investments, principally debt securities comprising corporate bonds, were $431,784 at June 30, 2026, as compared to $437,114 and $333,626 at December 31, 2025 and June 30, 2025, respectively. Aggregate cash and cash equivalents and short and long-term investments were $572,908, $613,747, and $504,157, at June 30, 2026, December 31, 2025 and June 30, 2025, respectively, including $130,723, $121,541, and $112,009 at June 30, 2026, December 31, 2025 and June 30, 2025, respectively, relating to trading securities which are used as an economic hedge for the Company’s deferred compensation liabilities.

Investments in available for sale securities, primarily high-quality corporate bonds, that matured during first half 2026 and 2025, were generally used in working capital, capital expenditures or were replaced with debt securities of similar maturities. The net unrealized gain (loss) on available for sale investments was approximately $(2,500) and $4,600 at June 30, 2026 and 2025, respectively. The Company expects to hold most of these securities to maturity and therefore does not expect to ultimately realize a substantial portion of any of unrealized gains or losses on individual investments (see also Item 3 below, QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK).

The Company periodically contributes to a Voluntary Employee Benefit Association (VEBA) trust, managed and controlled by the Company, to fund the estimated future costs of certain union employee health, welfare and other benefits. The Company funded $20,000 to the VEBA trust in 2023. No contribution was made during first half 2026 or 2025. The Company has and will continue to use these VEBA funds to pay the actual cost of such benefits through part or all of 2027. The VEBA trust held $7,484, $8,953 and $12,509 of aggregate cash and cash equivalents at June 30, 2026, December 31, 2025 and June 30, 2025, respectively. This asset value is included in prepaid expenses and long-term other assets in the Company’s Condensed Consolidated Statement of Financial Position. These assets primarily comprise cash and corporate bonds and are categorized as Level 1 and Level 2 within the fair value hierarchy.

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

FORWARD-LOOKING STATEMENTS

This discussion and certain other sections contain forward-looking statements that are based largely on the Company’s current expectations and are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of words such as “anticipated,” “believe,” “expect,” “intend,” “estimate,” “project,” “plan” and other words of similar meaning in connection with a discussion of future operating or financial performance and are subject to certain factors, risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements. Such factors, risks, trends and uncertainties, which in some instances are beyond the Company’s control, include the effects of U.S. tariffs as well as retaliatory tariffs and other import fees and surcharges by other countries, the overall competitive environment in the Company’s industry, the ability to recover increases in input costs and tariffs through price increases, successful distribution and sell-through during Halloween and other seasons, the effects of future changes to natural colors, including related higher costs and availability of supply, and changes in assumptions, judgments and risk factors are discussed in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of Management, the Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2026 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to Management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Developments in economic and fiscal policy, most notably those related to tariffs that were being contemplated by regulatory authorities at the time we filed the 2025 Form 10-K with the SEC, have had a nominal impact on our Company through the first half of 2026. Our products are principally produced and sold in North America. Product shipped between the United States and our Canada and Mexico manufacturing operations qualify under the U.S.-Mexico-Canada Agreement (“USMCA”) and under the current regulation, continue to be tariff-free. If regulators decide to impose tariffs, or other surcharges are levied by Canada and Mexico, on products that previously qualified under USMCA or if there are changes to the USMCA, the impact of tariffs on our cross-border shipments could be significant. In addition, we procure certain ingredients, including edible oils, as well as some packaging and other operating equipment and supplies, from sources outside of the United States which are subject to tariffs. Imposing tariffs on goods we either import directly or purchase from suppliers who import certain products would have a negative impact on our business as well. We may be able to mitigate the impact by evaluating our sourcing strategies or working with our vendors but in most instances the inputs we need are only available from certain areas of the world outside of the USMCA. During fourth quarter 2025, tariffs on cocoa were rescinded and therefore we realized some additional cost reductions on these purchases in 2026 as these lower costs began to be reflected in our supply chain. In addition, following the recent U.S. Supreme Court decision issued in February 2026 that invalidated tariffs imposed pursuant to the International Emergency Economic Powers Act (“IEEPA”), the U.S. announced tariffs under different statutory authorities, including a 10% global tariff. The full impact of these governmental actions on macroeconomic conditions and on our business is uncertain, difficult to predict and depends on a number of factors, including the extent and duration of tariffs, changes in the amount and scope of tariffs, any reversal or temporary suspension of announced tariffs, the availability of refunds for tariffs paid under IEEPA, and the imposition of new tariffs and other measures that target countries may take in response to U.S. trade policies. Until such time that more clarity regarding tariffs, as well as possible retaliatory tariffs, is forthcoming, we are not able to ascertain the effects of tariffs on our business and have not recorded any adjustments to our financial statements related to potential IEEPA tariff refunds as these potential refunds will be recognized as received.

Risk of continued developments in food industry legislation and regulatory requirements at the federal and state level.

With recent activities at the U.S. Department of Health and Human Services and the U.S. Food and Drug Administration (“FDA”) and various state legislation, the food industry is subject to increasing laws and regulations, as well as changes in consumer expectations and behavior, which may impact the ingredients used in our products among other things. For example, in April 2025, it was announced that the FDA intends to phase out the approved use of certain synthetic dyes in food products, which the Company uses in many of its products. Many states, including West Virginia, have passed, or are in the process of passing, legislation that prohibits or restricts the sales of products with certain synthetic dyes within their respective states. As the Company pursues the goal of eliminating synthetic dyes and implementing natural colors, the Company believes that this will likely result in higher costs and that available supplies of such natural colors may not be adequate to meet the needs of this likely major change in the food industry. In addition to legislation regarding synthetic dyes in food products, the Company anticipates continued developments in food industry legislation and regulatory requirements at the federal and state level. The significance of the impact of these changes, including changing consumer expectations and behavior and the ability to pass on this anticipated cost increase to customers and our consumers, remains uncertain at this time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASE OF EQUITY SECURITIES

The following table summarizes the Company’s purchases of its common stock during the quarter ended June 30, 2026:

(d) Approximate Dollar
	(a) Total		(c) Total Number of Shares	Value of Shares that
	Number of	(b) Average	Purchased as Part of	May Yet Be Purchased
	Shares	Price Paid per	Publicly Announced Plans	Under the Plans
Period	Purchased	Share	Or Programs	or Programs

Apr 1 to Apr 30	—	$—	Not Applicable	Not Applicable

May 1 to May 31	—	—	Not Applicable	Not Applicable

Jun 1 to Jun 30	99,533	38.36	Not Applicable	Not Applicable

Total	99,533	$38.36	Not Applicable	Not Applicable

While the Company does not have a formal or publicly announced stock purchase program, the Company’s board of directors periodically authorizes a dollar amount for share purchases. The Company executes share purchase transactions according to these guidelines.

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

TOOTSIE ROLL INDUSTRIES, INC.

Date:	August 7, 2026	BY:	/s/ ELLEN R. GORDON

Ellen R. Gordon
Chairman and Chief
Executive Officer

Date:	August 7, 2026	BY:	/s/ G. HOWARD EMBER, JR.

G. Howard Ember, Jr.
Vice President Finance and
Chief Financial Officer