Form 10-Q
period 2026-09-30
TOOTSIE ROLL INDUSTRIES INC
filed 2026-11-06
CIK 98677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (September 30, 2026).

Class	Outstanding

Common Stock, $0.694 par value	42,735,294
Class B Common Stock, $0.694 par value	31,992,884

TOOTSIE ROLL INDUSTRIES, INC.

September 30, 2026

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See “Forward-Looking Statements” under Part I — Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands) (Unaudited)

	September 30, 2026	December 31, 2025	September 30, 2025

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$57,111	$127,165	$78,895
Restricted cash	392	399	398
Investments	75,350	49,468	40,935
Accounts receivable trade, less allowances of $2,783, $2,167 and $3,154	83,168	47,901	72,975
Other receivables	5,876	6,282	6,486
Inventories:
Finished goods and work-in-process	59,674	42,148	56,448
Raw materials and supplies	37,869	33,034	39,661
Prepaid expenses	11,663	15,071	7,408
Total current assets	331,103	321,468	303,206

PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	21,820	21,807	21,795
Buildings	156,510	156,497	149,041
Machinery and equipment	522,479	518,664	501,489
Construction in progress	46,373	15,476	29,208
Operating lease right-of-use assets	9,048	5,026	5,293
	756,230	717,470	706,826
Less - accumulated depreciation	492,188	479,706	476,806
Net property, plant and equipment	264,042	237,764	230,020

OTHER ASSETS:
Goodwill	78,227	73,237	73,237
Trademarks and other intangible assets, net	203,948	175,024	175,024
Investments	396,569	437,114	436,532
Prepaid expenses and other assets	3,943	7,311	8,821
Deferred income taxes	2,051	2,064	1,723
Total other assets	684,738	694,750	695,337
Total assets	$1,279,883	$1,253,982	$1,228,563

(The accompanying notes are an integral part of these statements.)

(in thousands except per share data) (Unaudited)

	September 30, 2026	December 31, 2025	September 30, 2025

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$27,747	$15,860	$21,108
Bank loans	8,325	994	1,011
Dividends payable	6,726	6,569	6,569
Accrued liabilities	65,514	64,180	70,302
Postretirement health care benefits	635	635	595
Operating lease liabilities	1,486	1,140	1,234
Income taxes payable	—	5,940	6,203
Deferred compensation	13,734	3,134	—
Total current liabilities	124,167	98,452	107,022

NONCURRENT LIABILITIES:
Deferred income taxes	63,867	66,584	54,938
Postretirement health care benefits	8,799	8,882	8,661
Industrial development bonds	-	7,500	7,500
Liability for uncertain tax positions	2,526	3,482	2,428
Operating lease liabilities	7,946	4,251	4,415
Deferred compensation and other liabilities	123,249	124,263	125,126
Total noncurrent liabilities	206,387	214,962	203,068

TOOTSIE ROLL INDUSTRIES, INC. SHAREHOLDERS’ EQUITY:
Common stock, $0.694 par value - 120,000 shares authorized; 42,735, 41,821 and 41,821, respectively, issued	29,677	29,042	29,042
Class B common stock, $0.694 par value - 40,000 shares authorized; 31,993, 31,166 and 31,166, respectively, issued	22,217	21,643	21,643
Capital in excess of par value	901,368	847,308	847,308
Retained earnings	26,463	65,472	43,240
Accumulated other comprehensive loss	(27,921)	(20,501)	(20,391)
Treasury stock (at cost) - 111, 108 and 108 shares, respectively	(1,991)	(1,992)	(1,992)
Total Tootsie Roll Industries, Inc. shareholders’ equity	949,813	940,972	918,850
Noncontrolling interests	(484)	(404)	(377)
Total equity	949,329	940,568	918,473
Total liabilities and shareholders’ equity	$1,279,883	$1,253,982	$1,228,563

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

EARNINGS AND RETAINED EARNINGS

(in thousands except per share amounts) (Unaudited)

	Quarter Ended		Year to Date Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Net product sales	$227,163	$230,614	$528,594	$530,325
Rental and royalty revenue	1,888	2,091	6,217	5,923
Total revenue	229,051	232,705	534,811	536,248
Product cost of goods sold	155,180	152,741	355,867	346,368
Rental and royalty cost	461	566	1,610	1,549
Total costs	155,641	153,307	357,477	347,917
Product gross margin	71,983	77,873	172,727	183,957
Rental and royalty gross margin	1,427	1,525	4,607	4,374
Total gross margin	73,410	79,398	177,334	188,331
Selling, marketing and administrative expenses	48,707	47,031	131,035	120,783
Earnings from operations	24,703	32,367	46,299	67,548
Other (loss) income, net	6,455	16,233	26,625	30,254
Earnings before income taxes	31,158	48,600	72,924	97,802
Provision for income taxes	7,967	12,953	18,781	26,584
Net earnings	23,191	35,647	54,143	71,218
Less: net (loss) income attributable to noncontrolling interests	(25)	(12)	(81)	(43)
Net earnings attributable to Tootsie Roll Industries, Inc.	$23,216	$35,659	$54,224	$71,261

Net earnings attributable to Tootsie Roll Industries, Inc. per share	$0.31	$0.48	$0.72	$0.95
Dividends per share *	$0.09	$0.09	$0.27	$0.27

Average number of shares outstanding	74,806	75,060	74,959	75,091

Retained earnings at beginning of period	$9,942	$14,140	$65,472	$57,902
Net earnings attributable to Tootsie Roll Industries, Inc.	23,216	35,659	54,224	71,261
Cash dividends	(6,695)	(6,559)	(20,021)	(19,487)
Stock dividends	—	—	(73,212)	(66,436)
Retained earnings at end of period	$26,463	$43,240	$26,463	$43,240

*Does not include 3% stock dividend to shareholders of record on 3/5/26 and 3/5/25.

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(in thousands except per share amounts) (Unaudited)

	Quarter Ended		Year to Date Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Net earnings	$23,191	$35,647	$54,143	$71,218

Other comprehensive income, before tax:
Foreign currency translation adjustments	(1,720)	531	(595)	1,913

Pension and postretirement reclassification adjustments:
Unrealized gains (losses) for the period on postretirement and pension benefits	—	—	—	—
Less: reclassification adjustment for (gains) losses to net earnings	(180)	(205)	(540)	(615)
Unrealized gains (losses) on postretirement and pension benefits	(180)	(205)	(540)	(615)

Investments:
Unrealized gains (losses) for the period on investments	(5,052)	(4,453)	(10,291)	51
Less: reclassification adjustment for (gains) losses to net earnings	(222)	—	(276)	(61)
Unrealized gains (losses) on investments	(5,274)	(4,453)	(10,567)	(10)

Derivatives:
Unrealized gains (losses) for the period on derivatives	943	(616)	387	28
Less: reclassification adjustment for (gains) losses to net earnings	50	117	1,718	2,066
Unrealized gains (losses) on derivatives	993	(499)	2,105	2,094

Total other comprehensive income (loss), before tax	(6,181)	(4,626)	(9,597)	3,382
Income tax expense (benefit) related to items of other comprehensive income (loss)	1,078	1,249	2,177	(355)
Total comprehensive earnings	18,088	32,270	46,723	74,245
Comprehensive loss attributable to noncontrolling interests	(25)	(12)	(81)	(43)
Total comprehensive earnings attributable to Tootsie Roll Industries, Inc.	$18,113	$32,282	$46,804	$74,288

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Year to Date Ended
	September 30, 2026	September 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$54,143	$71,218
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	14,594	14,051
Deferred income taxes	(542)	43
Amortization (accretion) of marketable security premiums / discounts, net	(2,333)	(4,832)
Changes in operating assets and liabilities:
Accounts receivable	(35,355)	(28,375)
Other receivables	716	769
Inventories	(19,216)	(17,381)
Prepaid expenses and other assets	7,212	5,809
Accounts payable and accrued liabilities	14,715	11,915
Income taxes payable	(6,896)	5,431
Postretirement health care benefits	(621)	(656)
Deferred compensation and other liabilities	(1,716)	(704)
Net cash provided by (used in) operating activities	24,701	57,288
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(31,847)	(21,914)
Acquisition of business	(41,471)	—
Purchases of trading securities	(2,562)	(2,006)
Sales of trading securities	3,252	2,070
Purchase of available for sale securities	(54,473)	(116,790)
Sale and maturity of available for sale securities	70,740	46,797
Net cash provided by (used in) investing activities	(56,361)	(91,843)
CASH FLOWS FROM FINANCING ACTIVITIES:
Shares purchased and retired	(17,558)	(6,483)
Dividends paid in cash	(20,103)	(19,497)
Proceeds from bank loans	2,565	2,297
Repayment of bank loans	(2,711)	(2,297)
Net cash provided by (used in) financing activities	(37,807)	(25,980)
Effect of exchange rate changes on cash	(594)	635
Increase (decrease) in cash and cash equivalents	(70,061)	(59,900)
Cash, cash equivalents and restricted cash at beginning of year	127,564	139,193
Cash, cash equivalents and restricted cash at end of quarter	$57,503	$79,293

Supplemental cash flow information:
Income taxes paid, net	$24,138	$21,539
Interest paid	$154	$163
Stock dividend issued	$90,419	$66,289

(The accompanying notes are an integral part of these statements.)

TOOTSIE ROLL INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

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

Results of operations for the period ended September 30, 2026 are not necessarily indicative of results to be expected for the year to end December 31, 2026 because of the seasonal nature of the Company’s operations. Historically, the third quarter has been the Company’s largest net product sales quarter due to pre-Halloween net product sales.

Revenue Recognition

The Company’s revenues, primarily net product sales resulting from the sale of goods, reflect the consideration to which the Company expects to be entitled generally based on customer purchase orders. The Company records revenue based on a five-step model in accordance with Accounting Standards Codification ("ASC") Topic 606. Adjustments for estimated customer cash discounts upon payment, discounts for price adjustments, product returns, allowances, and certain advertising and promotional costs, including consumer coupons, are variable consideration and are recorded as a reduction of net product sales revenue in the same period the related net product sales are recorded. Such estimates are calculated using historical averages adjusted for any expected changes due to current business conditions and experience. A net product sale is recorded when the Company delivers the product to the customer or, in certain instances, when the customer picks up the goods at the Company’s distribution center and thereby obtains control of such product. Amounts billed and due from our customers are classified as accounts receivable trade on the balance sheet and require payment on a short-term basis. Accounts receivable trade, less allowances, was $83,168, $47,901, $72,975, and $43,811 as of September 30, 2026, December 31, 2025, September 30, 2025, and December 31, 2024, respectively. Accounts receivable trade are unsecured. Shipping and handling costs of $19,659 and $15,434 in third quarter 2026 and 2025, respectively; and $48,619 and $42,397 in nine months 2026 and 2025, respectively, are included in selling, marketing and administrative expenses. Advertising cost of $5,078 and $1,931 in third quarter 2026 and 2025, respectively; and $8,116 and $4,054 in nine months 2026 and 2025, respectively, are included in selling, marketing and administrative expenses. Royalty income from sales-based licensing arrangements, pursuant to which revenue is recognized as the third-party licensee sales occur, and rental income are presented separately from net product revenue as rental and royalty revenue.

Leases

The Company identifies leases by evaluating its contracts to determine if the contracts convey the right to use an identified asset for a stated period of time in exchange for consideration. The Company considers whether it can control the underlying asset and have the right to obtain substantially all of the economic benefits or outputs from the asset. Leases with terms greater than 12 months are classified as either operating or finance leases at the commencement date. For these leases, we record the present value of the minimum lease payments over the lease term as a lease liability with an offsetting right-of-use asset that is then presented net of any deferred rent or lease incentives. The discount rate used to calculate the present value of the minimum lease payments is our incremental borrowing rate, as the rate implicit in the lease is generally not known or determinable. The lease term includes any noncancelable period for which the Company has the right to use the asset as well as any future periods to which the Company has the right and intent to extend the lease under the terms of the lease agreement. Currently, all capitalized leases are classified as operating leases and the Company records rental expense on a straight-line basis over the term of the lease.

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

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40)”. The amendments in this update require disclosure, in the notes to the financial statements, of specific expense categories present within expense captions presented on the face of the income statement within continuing operations of public business entities. The amendments in this update are effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. The Company is currently evaluating the potential effects of these amendments on its Consolidated Financial Statements. As these amendments will provide additional information to the financial statement user, we believe the adoption of these amendments will impact the presentation of our disclosures, but will not significantly impact the presentation of our financial condition or results of operations.

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

In May 2026, the FASB issued ASU No. 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818). This update establishes guidance on the recognition, measurement, presentation, and disclosure of environmental credits and related obligations. The ASU introduces a comprehensive framework for accounting for environmental credits based on their intended use and clarifies the measurement of environmental credit obligations, including a model that incorporates both cost and fair value elements. The ASU is effective for public business entities for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the potential effects of this amendment on its Consolidated Financial Statements. Although this amendment will provide additional information to the financial statement user, we believe the adoption of this amendment will not significantly impact the presentation of our financial condition, results of operations or disclosures.

No other new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material impact on our consolidated financial statements or disclosures.

Note 2 – Business Acquisitions

Acquisition Overview

On September 1, 2026, the Company acquired a confectionery business in Mexico for aggregate initial cash consideration of approximately $41,500 using cash on hand and available for sale investments. This acquired business principally comprises the Winis brand whose products are manufactured and sold in Mexico. Management believes that this product line will be complementary to the Company’s Mexican subsidiary’s confectionery business which manufactures and sells products under the Tutsi brand. The Company also entered into a sublease with the seller for the use of the existing manufacturing, distribution and office facility of this acquired business (see also Note 12 – Leases).

The transaction was accounted for as a business combination under ASC 805. The preliminary purchase price consideration was allocated to assets acquired and liabilities assumed based on their respective fair values, and consisted of $29,100 to definite-lived intangible assets, primarily trademarks, $7,400 to net operating assets including inventory and all related production equipment, and $5,000 to goodwill. The final fair value determination is not expected to result in material adjustments to our preliminary purchase price allocation, including goodwill.  We expect to finalize the purchase price allocation no later than one year after the acquisition date.

Goodwill was determined as the excess of the purchase price over the fair value of the net assets acquired (including the identified intangible assets). The trademarks, other definite-lived intangible assets, and goodwill derived from this acquisition are expected to be deductible for income tax purposes. The goodwill reflects synergies expected when the Winis business is combined with the Company’s existing Mexican subsidiary’s capabilities. The sales and operating results of this acquisition were not material to the reported consolidated sales and operating results for the third quarter and nine months 2026. During third quarter and nine months 2026, the Company recognized approximately $1,300 and $2,500, respectively, of acquisition-related expenses which are included in selling, marketing and administrative expenses.

Note 3 — Average Shares Outstanding

The average number of shares outstanding for nine months 2026 reflects aggregate stock purchases of 443 shares for $17,558, excluding excise taxes, and a 3% stock dividend of 2,181 shares distributed on April 3, 2026. The average number of shares outstanding for nine months 2025 reflects aggregate stock purchases of 209 shares for $6,483, excluding excise taxes, and a 3% stock dividend of 2,118 shares distributed on April 4, 2025.

Note 4 — Income Taxes

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company remains subject to examination by U.S. federal and state and foreign tax authorities for the years 2022 through 2024. The Company’s consolidated effective income tax rate was 25.6% and 26.7% in third quarter 2026 and 2025, respectively; and 25.8% and 27.2% in nine months 2026 and 2025, respectively.

NOTE 5—Share Capital and Capital In Excess of Par Value:

							Capital in
			Class B				Excess
	Common Stock		Common Stock		Treasury Stock		of Par
	Shares	Amount	Shares	Amount	Shares	Amount	Value
	(000’s)		(000’s)		(000’s)
Balance at June 30, 2026	42,981	$29,848	32,090	$22,285	111	$(1,991)	$915,002
Issuance of 3% stock dividend	—	—	—	—	—	—	—
Conversion of Class B common shares to common shares	97	68	(97)	(68)	—	—	—
Purchase and retirement of common shares and other	(343)	(239)	—	—	—	—	(13,634)
Balance at September 30, 2026	42,735	$29,677	31,993	$22,217	111	$(1,991)	$901,368

Balance at June 30, 2025	41,808	$29,033	31,179	$21,652	108	$(1,992)	$847,308
Issuance of 3% stock dividend	—	—	—	—	—	—	—
Conversion of Class B common shares to common shares	13	9	(13)	(9)	—	—	—
Purchase and retirement of common shares and other	—	—	—	—	—	—	—
Balance at September 30, 2025	41,821	$29,042	31,166	$21,643	108	$(1,992)	$847,308

Balance at December 31, 2025	41,821	$29,042	31,166	$21,643	108	$(1,991)	$847,308
Issuance of 3% stock dividend	1,250	868	934	649	3	—	71,486
Conversion of Class B common shares to common shares	107	75	(107)	(75)	—	—	—
Purchase and retirement of common shares and other	(443)	(308)	—	—	—	—	(17,426)
Balance at September 30, 2026	42,735	$29,677	31,993	$22,217	111	$(1,991)	$901,368

Balance at December 31, 2024	40,789	$28,325	30,286	$21,032	105	$(1,992)	$788,894
Issuance of 3% stock dividend	1,213	842	908	630	3	—	64,816
Conversion of Class B common shares to common shares	28	19	(28)	(19)	—	—	—
Purchase and retirement of common shares and other	(209)	(144)	—	—	—	—	(6,402)
Balance at September 30, 2025	41,821	$29,042	31,166	$21,643	108	$(1,992)	$847,308

Note 6 — Fair Value Measurements

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

As of September 30, 2026, December 31, 2025 and September 30, 2025 the Company had certain financial assets and liabilities that are required to be measured at fair value on a recurring basis. These included derivative hedging instruments related to the foreign currency forward contracts and purchase of certain raw materials, investments in trading securities and available for sale securities. The Company’s available for sale securities principally consist of corporate bonds. The Company’s trading securities principally consist of mutual funds. The Company’s available for sale and trading securities, which utilize  Level 1 and Level 2 inputs, are valued based on quoted market prices or alternative pricing sources with reasonable levels of price transparency.

The fair value of the Company’s industrial development bond at September 30, 2026, December 31, 2025 and September 30, 2025 was valued using Level 2 inputs which approximates the carrying value of $7,500 for the respective periods. The industrial development bond is classified in current bank loans at September 30, 2026 as it matures in June 2027. Interest rates on the bond reset weekly based on current market conditions.

The following tables present information about the Company’s financial assets and liabilities measured at fair value as of September 30, 2026, December 31, 2025 and September 30, 2025 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Estimated Fair Value September 30, 2026
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$57,111	$57,111	$—	$—
Available for sale securities	340,540	11,186	329,354	—
Foreign currency derivatives	(234)	—	(234)	—
Commodity derivatives	683	683	—	—
Trading securities	131,379	114,528	16,851	—
Total assets measured at fair value	$529,479	$183,508	$345,971	$—

	Estimated Fair Value December 31, 2025
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$127,165	$127,165	$—	$—
Available for sale securities	365,041	2,961	362,080	—
Foreign currency derivatives	92	—	92	—
Commodity derivatives	(1,748)	(1,748)	—	—
Trading securities	121,541	104,642	16,899	—
Total assets measured at fair value	$612,091	$233,020	$379,071	$—

	Estimated Fair Value September 30, 2025
	Total	Input Levels Used
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$78,895	$78,895	$—	$—
Available for sale securities	357,875	2,940	354,935	—
Foreign currency derivatives	(61)	—	(61)	—
Commodity derivatives	(829)	(829)	—	—
Trading securities	119,592	102,805	16,787	—
Total assets measured at fair value	$555,472	$183,811	$371,661	$—

In connection with the acquisition by our Mexican subsidiary on September 1, 2026, as discussed in Note 2 of the Condensed Consolidated Financial Statements, we used various valuation techniques to determine fair value, with the primary techniques using discounted cash flow analyses including the multi-period excess earnings, relief-from-royalty, and with-and-without methods, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy.

Note 7 — Derivative Instruments and Hedging Activities

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

The Company recognizes all derivative instruments as either assets or liabilities at fair value in the Condensed Consolidated Statement of Financial Position. Derivative assets are recorded in other receivables and long-term other assets. Derivative liabilities are recorded in accrued liabilities and long-term other liabilities. The Company uses hedge accounting for its foreign currency and commodity derivative instruments. Derivatives that qualify for hedge accounting are designated as cash flow hedges by formally documenting the hedge relationships, including identification of the hedging instruments, the hedged items and other critical terms, as well as the Company’s risk management objectives and strategies for undertaking the hedge transaction. As of September 30, 2026, December 31, 2025 and September 30, 2025, all derivative instruments were accounted for using hedge accounting.

Changes in the fair value of the Company’s cash flow hedges are recorded in accumulated other comprehensive loss, net of tax, and are reclassified to earnings in the periods in which earnings are affected by the hedged item. Substantially all amounts reported in accumulated other comprehensive loss for commodity derivatives are expected to be reclassified to cost of goods sold; approximately $(639) and $(44) of this accumulated comprehensive loss (gain) is expected to be reclassified to earnings in 2027 and 2028, respectively. Approximately $85 and $149 of the foreign currency derivatives loss, reported in accumulated other comprehensive loss, is expected to be reclassified to other income, net in 2026 and 2027, respectively.

The following tables summarize the Company’s outstanding derivative contracts and their effects on its Condensed Consolidated Statements of Financial Position at September 30, 2026, December 31, 2025 and September 30, 2025:

	September 30, 2026
	Notional
	Amounts	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign currency derivatives	$15,152	$—	$(234)
Commodity derivatives	7,466	683	—
Total derivatives		$683	$(234)

	December 31, 2025
	Notional
	Amounts	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign currency derivatives	$17,498	$92	$—
Commodity derivatives	14,591	—	(1,748)
Total derivatives		$92	$(1,748)

	September 30, 2025
	Notional
	Amounts	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign currency derivatives	$10,928	$—	$(61)
Commodity derivatives	14,591	22	(851)
Total derivatives		$22	$(912)

The effects of derivative instruments on the Company’s Condensed Consolidated Statements of Earnings and Retained Earnings and the Condensed Consolidated Statements of Comprehensive Earnings for periods ended September 30, 2026 and September 30, 2025 are as follows:

	For Quarter Ended September 30, 2026
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency derivatives	$(52)	$(50)	$—
Commodity derivatives	995	—	—
Total	$943	$(50)	$—

	For Quarter Ended September 30, 2025
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency derivatives	$(305)	$(5)	$—
Commodity derivatives	(311)	(112)	—
Total	$(616)	$(117)	$—

	For Year to Date Ended September 30, 2026
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency derivatives	$(426)	$(100)	$—
Commodity derivatives	813	(1,618)	—
Total	$387	$(1,718)	$—

	For Year to Date Ended September 30, 2025
			Gain (Loss)
		Gain (Loss)	on Amount Excluded
	Gain (Loss)	Reclassified from	from Effectiveness
	Recognized	Accumulated OCI	Testing Recognized
	in OCI	into Earnings	in Earnings

Foreign currency derivatives	$523	$(234)	$—
Commodity derivatives	(495)	(1,832)	—
Total	$28	$(2,066)	$—

Note 8 — Pension Plans

Beginning in 2012, the Company has received periodic notices from Bakery and Confectionery Union and Industry International Pension Fund (Plan), a multi-employer defined benefit pension plan for certain Company union employees, that the Plan’s actuary certified the Plan to be in “critical status”, as defined by the Pension Protection Act (PPA) and the Pension Benefit Guaranty Corporation (PBGC); and that a plan of rehabilitation was adopted by the trustees of the Plan in 2012. Beginning in 2015, the Plan was reclassified to “critical and declining status”, as defined by the PPA and PBGC, for the plan year beginning January 1, 2015. A designation of “critical and declining status” implies that the Plan is expected to become insolvent in the next 20 years. In 2016, the Company received new notices that the Plan’s trustees adopted an updated Rehabilitation Plan effective January 1, 2016, and all annual notices through 2024, prior to receipt of Special Financial Assistance, have continued to classify the Plan in the “critical and declining status” category. In 2024 the Plan received Special Financial Assistance of $3.4 billion. As required by federal law, the Plan is certified to be in critical status for plan year 2026 and will be until the plan year ending in 2051 as a result of the Special Financial Assistance received.

The Company has been advised that its withdrawal liability would have been $102,800, $97,500 and $102,200 if it had withdrawn from the Plan during 2025, 2024 and 2023 respectively. Should the Company actually withdraw from the Plan at a future date, a withdrawal liability, which could be different than the above discussed amounts, could be payable to the Plan.

The amended rehabilitation plan, which continues, requires that employer contributions include 5% compounded annual surcharge increases each year for an unspecified period of time beginning January 2013 (in addition to the 5% interim surcharge initiated in 2012) as well as certain plan benefit reductions. The Company’s pension expense for this Plan for nine months 2026 and 2025 was $2,647 and $2,572, respectively. The aforementioned expense includes surcharges of $933 and $907 for nine months 2026 and 2025, respectively, as required under the amended plan of rehabilitation. The Company’s twelve months pension expense for this Plan for 2025 and 2024 was $3,290 and $3,332, respectively, which includes surcharges of $1,160 and $1,174, respectively.

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

Note 9 — Accumulated Other Comprehensive Earnings (Loss)

The following tables set forth information with respect to accumulated other comprehensive earnings (loss):

						Accumulated
	Foreign		Foreign		Postretirement	Other
	Currency		Currency	Commodity	and Pension	Comprehensive
	Translation	Investments	Derivatives	Derivatives	Benefits	Earnings (Loss)
Balance at June 30, 2026	$(21,307)	$(2,501)	$(176)	$(235)	$1,401	$(22,818)
Other comprehensive earnings (loss) before reclassifications*	(1,720)	(3,829)	(39)	754	—	(4,834)
Reclassifications from accumulated other comprehensive loss	—	(168)	37	(2)	(136)	(269)
Other comprehensive earnings (loss) net of tax	(1,720)	(3,997)	(2)	752	(136)	(5,103)
Balance at September 30, 2026	$(23,027)	$(6,498)	$(178)	$517	$1,265	$(27,921)

Balance at June 30, 2025	$(23,405)	$4,552	$180	$(477)	$2,136	$(17,014)
Other comprehensive earnings (loss) before reclassifications	531	(3,375)	(230)	(236)	—	(3,310)
Reclassifications from accumulated other comprehensive loss	—	—	3	84	(154)	(67)
Other comprehensive earnings (loss) net of tax	531	(3,375)	(227)	(152)	(154)	(3,377)
Balance at September 30, 2025	$(22,874)	$1,177	$(47)	$(629)	$1,982	$(20,391)

Balance at December 31, 2025	$(22,432)	$1,512	$70	$(1,325)	$1,674	$(20,501)
Other comprehensive earnings (loss) before reclassifications*	(595)	(7,801)	(323)	617	—	(8,102)
Reclassifications from accumulated other comprehensive loss	—	(209)	75	1,225	(409)	682
Other comprehensive earnings (loss) net of tax	(595)	(8,010)	(248)	1,842	(409)	(7,420)
Balance at September 30, 2026	$(23,027)	$(6,498)	$(178)	$517	$1,265	$(27,921)

Balance at December 31, 2024	$(24,787)	$1,184	$(621)	$(1,642)	$2,448	$(23,418)
Other comprehensive earnings (loss) before reclassifications	1,913	39	397	(375)	—	1,974
Reclassifications from accumulated other comprehensive loss	—	(46)	177	1,388	(466)	1,053
Other comprehensive earnings (loss) net of tax	1,913	(7)	574	1,013	(466)	3,027
Balance at September 30, 2025	$(22,874)	$1,177	$(47)	$(629)	$1,982	$(20,391)

The amounts reclassified from accumulated other comprehensive income (loss) consisted of the following:

Details about Accumulated Other	Quarter Ended		Year to Date Ended		Location of (Gain) Loss
Comprehensive Income Components	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025	Recognized in Earnings
Investments	$(222)	$—	$(276)	$(61)	Other income, net
Foreign currency derivatives	50	5	100	234	Other income, net
Commodity derivatives	—	112	1,618	1,832	Product cost of goods sold
Postretirement and pension benefits	(180)	(205)	(540)	(615)	Other income, net
Total before tax	(352)	(88)	902	1,390
Tax (expense) benefit	85	21	(218)	(337)
Net of tax	$(267)	$(67)	$684	$1,053

Note 10 — Restricted Cash

Restricted cash comprises certain cash deposits of the Company’s Spanish subsidiary with international banks that are pledged as collateral for letters of credit and bank borrowings.

Note 11 — Bank Loans

Bank loans consist of short term (less than 120 days) borrowings by the Company’s Spanish subsidiary that are held by international banks. The weighted-average interest rate as of September 30, 2026 and 2025 was 5.4% and 4.9%, respectively. Additionally, current bank loans per the Company’s condensed consolidated financial statements include the industrial development bond valued at $7,500 that matures and is payable in June of 2027.

Note 12 — Leases

The Company leases certain buildings, land and equipment that are classified as operating leases. These leases have remaining lease terms of up to approximately 15 years. Operating lease cost totaled $332 and $373 in the third quarter 2026 and 2025, respectively, and $974 and $1,104 in nine months 2026 and 2025, respectively. Cash paid for operating lease liabilities totaled $327 and $363 in the third quarter of 2026 and 2025, respectively, and $954 and $1,071 in nine months 2026 and 2025, respectively. As of September 30, 2026 and 2025, operating lease right-of-use assets were $9,048 and $5,293, respectively, and operating lease liabilities were $9,432 and $5,649, respectively. The increase in operating lease right-of-use assets and operating lease liabilities is a result of a sublease entered into by the Company on September 1, 2026 for the use of the existing manufacturing, distribution and office facility of the business acquired in Mexico (see Note 2 to the Condensed Consolidated Financial Statements). This sublease has an initial term of 3 years and 10 months with a 5-year renewal option. Right-of-use assets obtained in exchange for operating lease liabilities during the nine months ended September 30, 2026 were approximately $5,000. The weighted-average remaining lease term related to these operating leases was 10.1 years and 11.0 years as of September 30, 2026 and 2025, respectively. The weighted-average discount rate related to the Company’s operating leases was 4.2% and 3.6% as of September 30, 2026 and September 30, 2025, respectively. Maturities of the Company’s operating lease liabilities at September 30, 2026 are as follows: $488 in 2026 (rest of year), $1,172 in 2027, $808 in 2028, $625 in 2029, $624 in 2030 and $5,715 thereafter.

The Company, as lessor, rents certain commercial real estate to third-party lessees. The September 30, 2026 and 2025 cost related to these leased properties was $51,228 and $51,228, respectively, and the accumulated depreciation related to these leased properties was $21,030 and $19,898, respectively. Terms of such leases, including renewal options, may be extended for up to fifty-four years, many of which provide for periodic adjustments to rent payments based on changes in consumer or other price indices. The Company recognizes lease income on a straight-line basis over the lease term. Lease income was $1,813 and $1,831 in third quarter 2026 and 2025, respectively, and $5,480 and $5,444 in nine months 2026 and 2025, respectively, and is classified in cash flows from operating activities.

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

Net product sales were $227,163 in third quarter 2026 compared to $230,614 in third quarter 2025, a decrease of $3,451 or 1.5%. Nine months 2026 net product sales were $528,594 compared to $530,325 in nine months 2025, a decrease of $1,731 or 0.3%. Domestic (U.S.) net product sales in third quarter and nine months 2026 decreased by 2.2% and 0.8% compared to the corresponding period in the prior year; and foreign net product sales, including exports to foreign markets, increased 7.3% and 5.1%, respectively, compared to the corresponding periods in the prior year. For the third quarter and nine months 2026, domestic sales represented 91.6% and 92.1%, respectively, of total consolidated net product sales. Third quarter and nine months 2026 were adversely impacted by the timing of sales, including seasonal Halloween sales, between third and fourth quarter 2026 when compared to the prior year’s corresponding quarterly periods. We are focused on the long term and have continued to support our brands with increased trade promotions, as well as advertising, in the third quarter and nine months 2026. Because trade promotions are accounted for as a reduction in reported net sales, these higher levels of trade promotions had some adverse effects on our reported net sales for third quarter and nine months 2026.

Product cost of goods sold was $155,180 in third quarter 2026 compared to $152,741 in third quarter 2025, and $355,867 in nine months 2026 compared to $346,368 in nine months 2025. Product cost of goods sold includes $1 and $315 of certain deferred compensation expenses in third quarter 2026 and 2025, respectively, and $474 and $627 of certain deferred compensation expenses in nine months 2026 and 2025, respectively. These deferred compensation expenses principally resulted from the changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Excluding the adjustment for deferred compensation expenses, product cost of goods sold increased from $152,426 in third quarter 2025 to $155,179 in third quarter 2026, an increase of $2,753 or 1.8%; and increased from $345,741 in nine months 2025 to $355,393 in nine months 2026, an increase of $9,652 or 2.8%. As a percentage of net product sales, adjusted product cost of goods sold was 68.3% and 66.1% in third quarter 2026 and 2025, respectively, an increase of 2.2 percentage points; and 67.2% and 65.2% in nine months 2026 and 2025, respectively, an increase of 2.0 percentage points. Third quarter and nine months 2026 product cost of goods sold and gross profit margins were adversely affected by higher unit costs for ingredients, primarily cocoa and chocolate, and packaging materials. However, our cocoa and chocolate unit costs were more favorable in third quarter 2026 compared to first half 2026 and we expect this to continue in fourth quarter 2026. Cocoa commodities markets have retreated from their extraordinarily high price levels in 2025 but remain well above historical levels. Higher energy costs have driven increases in unit costs for resin-based packaging materials which contributed to higher packaging costs primarily beginning in third quarter 2026. Increased costs, including the effects of inflation, for plant labor and benefits, maintenance, and supplies, also had an adverse effect on margins in third quarter and nine months 2026 compared to the corresponding periods in the prior year.

The Company uses the Last-In-First-Out (LIFO) method of accounting for inventory and costs of goods sold which generally results in lower current net earnings during such periods of increasing costs and higher inflation. Under the LIFO method, the most current costs are charged to cost of goods sold thereby accelerating the realization of higher costs during such periods of rising costs. As the Company moves its product portfolio from synthetic colors to natural colors beginning in 2027, the related higher costs of these inputs will be realized earlier given that the most current costs are charged to cost of goods sold under the LIFO method. Although the Company continues to monitor its input costs, we are mindful of the effects and limits when passing on the above-discussed higher input costs to our customers as well as to the final consumers of our products.

Selling, marketing and administrative expenses were $48,707 in third quarter 2026 compared to $47,031 in third quarter 2025; and $131,035 in nine months 2026 compared to $120,783 in nine months 2025. Selling, marketing and administrative expenses include $12 and $7,019 of certain deferred compensation expenses in third quarter 2026 and 2025, respectively, and $10,055 and $13,963 of certain deferred compensation expenses in nine months 2026 and 2025, respectively. As discussed above, these expenses principally result from changes in the market value of investments and investment income from trading securities relating to compensation deferred in previous years and are not reflective of current operating results. Excluding the adjustment for deferred compensation expenses, selling, marketing and administrative expenses increased from $40,012 in third quarter 2025 to $48,695 in third quarter 2026, an increase of $8,683 or 21.7%; and increased from $106,820 in nine months 2025 to $120,980 in nine months 2026, an increase of $14,160 or 13.3%. As a percentage of net product sales, adjusted selling, marketing and administrative expenses increased from 17.4% in third quarter 2025 to 21.4% in third quarter 2026, an unfavorable change of 4.0 percentage points; and from 20.1% in nine months 2025 to 22.9% in nine months 2026, an unfavorable change of 2.8 percentage points. These higher expenses as a percentage of sales principally reflect higher freight and delivery, advertising and marketing expenses as well as the adverse effects of higher wages, salaries, and benefits, and certain other expenses. Many of our selling, marketing and administrative expenses are fixed and increase with wage and other inflationary increases and do not change significantly with changes in sales. In addition, during third quarter and nine months 2026 the Company recognized approximately $1,300 and $2,500 of acquisition-related expenses as required under accounting guidance, which had an adverse effect on 2026 results when compared to the corresponding periods in 2025.

The Company is continuing its higher support levels of its brands this year with increased advertising as well as higher trade promotions as discussed above. The Company’s advertising was significantly increased and concentrated in the third quarter this year. As a result, third quarter and nine months 2026 reflect significantly higher advertising expense compared to the corresponding periods in the prior year. As disclosed in Note 1 of the Condensed Consolidated Financial Statements, advertising expenses included in selling, marketing, and administrative expenses were $5,078 and $1,931 in third quarter 2026 and 2025, respectively; and $8,116 and $4,054 in nine months 2026 and 2025, respectively.

Selling, marketing and administrative expenses include $19,659 and $15,434 for customer freight, delivery and warehousing expenses in third quarter 2026 and 2025, respectively, an increase of $4,225 or 27.4%; and $48,619 and $42,397 in nine months 2026 and 2025, respectively, an increase of $6,222 or 14.7%. These expenses were 8.7% and 6.7% of net product sales in third quarter 2026 and 2025, respectively; and 9.2% and 8.0% of net product sales in nine months 2026 and 2025, respectively. During third quarter and nine months 2026, elevated energy costs contributed to significant increases in freight and delivery expenses, reflecting higher fuel surcharges driven by the increase in the cost of diesel fuel. This cost increase accelerated in third quarter 2026 and we expect freight and delivery costs to remain elevated through fourth quarter 2026 and likely into 2027.

Earnings (losses) from operations were $24,703 in third quarter 2026 compared to $32,367 in third quarter 2025; and were $46,299 in nine months 2026 compared to $67,548 in nine months 2025. Earnings from operations include $13 and $7,334 of certain deferred compensation expenses in third quarter 2026 and 2025, respectively; and include $10,529 and $14,590 of certain deferred compensation expenses in nine months 2026 and 2025, respectively, which are discussed above. Adjusting for these deferred compensation expenses, adjusted earnings from operations were $24,716 and $39,701 in third quarter 2026 and 2025, respectively, a decrease of $14,985 or 37.7%; and $56,828 and $82,138 in nine months 2026 and 2025, respectively, a decrease of $25,310 or 30.8%. As a percentage of net product sales, these adjusted operating earnings were 10.9% and 17.2% in third quarter 2026 and 2025, respectively, an unfavorable 6.3 percentage point change; and 10.8% and 15.5% in nine months 2026 and 2025, respectively, an unfavorable 4.7 percentage point change. As discussed above, higher costs and expenses contributed to the decrease in adjusted operating earnings in third quarter and nine months 2026 when compared to the corresponding periods in the prior year.

Other income, net was $6,455 in third quarter 2026 compared to $16,233 in third quarter 2025; and $26,625 in nine months 2026 compared to $30,254 in nine months 2025. Other income, net also includes net gains and investment income of $13 and $7,334 for third quarter 2026 and 2025, respectively, and $10,529 and $14,590 in nine months 2026 and 2025, respectively, on trading securities which provide an economic hedge of the Company’s deferred compensation liabilities. The changes in net investment activity on trading securities in third quarter and nine months 2026 and 2025 reflect the overall changes in the equity markets during these periods. These changes were substantially offset by a like amount of deferred compensation expense included in product cost of goods sold and selling, marketing, and administrative expenses in the respective periods as discussed above.

Management believes the comparisons presented in the preceding paragraphs, after adjusting for changes in deferred compensation, are useful to our investors and other users of our financial information in assessing the operations of the Company.

Other income, net includes investment income from available for sale securities and cash equivalents of $3,863 and $8,614 for third quarter 2026 and 2025, respectively; and $14,359 and $15,560 in nine months 2026 and 2025, respectively. The prior year third quarter and nine months 2025 includes a favorable cumulative adjustment to record bond accretion not previously reported on certain bonds purchased at a discount. As a result, third quarter and nine months 2026 had lower reported investment income on available for sale securities compared to the corresponding periods in the prior year. In addition, other income, net also includes pre-tax gains (losses) on foreign exchange of $566 and $91 in third quarter 2026 and 2025, respectively, and $(94) and $(1,297) in nine months 2026 and 2025, respectively. Also, the Company collected and realized $1,800 in tariff refund recoveries in third quarter and nine months 2026.

The Company’s effective income tax rates were 25.6% and 26.7% in third quarter 2026 and 2025, respectively, and 25.8% and 27.2% in nine months 2026 and 2025, respectively. The changes in the effective tax rates in the comparative periods principally reflect the effects of changes in certain deferred income taxes relating to deferred compensation that will not be deductible for income taxes when paid in future periods. The Company is currently under audit for its federal income tax returns for 2022 to 2024 calendar years. The Company has not been advised of any proposed audit adjustments that would be material.

Net earnings attributable to Tootsie Roll Industries, Inc. were $23,216 (after $25 net loss attributed to non-controlling interests) in third quarter 2026 compared to $35,659 (after $12 net loss attributed to non-controlling interests) in third quarter 2025, and earnings per share were $0.31 and $0.48 in third quarter 2026 and 2025, respectively, a decrease of $0.17 per share, or 35.4%. Nine months 2026 net earnings attributable to Tootsie Roll Industries, Inc. were $54,224 (after $81 net loss attributed to non-controlling interests) compared to nine months 2025 net earnings of $71,261 (after $43 net loss attributed to non-controlling interests), and net earnings per share were $0.72 and $0.95 in nine months 2026 and nine months 2025, respectively, a decrease of $0.23 per share or 24.2%. Earnings per share attributable to Tootsie Roll Industries, Inc. for third quarter and nine months 2026 benefited from the reduction in average shares outstanding resulting from purchases in the open market by the Company of its common stock during the preceding twelve months. Average shares outstanding decreased from 75,060 at third quarter 2025 to 74,806 at third quarter 2026, and from 75,091 in nine months 2025 to 74,959 in nine months 2026.

Goodwill and intangibles, principally trademarks, are assessed annually as of December 31 or whenever events or circumstances indicate that the carrying values may not be recoverable from future cash flows. The Company has not identified any triggering events, as defined, or other adverse information that would indicate a material impairment of its goodwill or intangibles in third quarter or nine months 2026. Although management has not identified any triggering events at this time relating to its intangibles, factors outlined in the Company’s risk factors discussed on Form 10-K for the year ended December 31, 2025 or as discussed in previous Form 10-Qs filed during 2026, could change this assessment in the future.

As outlined in Note 2 of the Company’s Condensed Consolidated Financial Statements, on September 1, 2026, the Company acquired a confectionery business principally comprising the Winis brand whose products are manufactured and sold in Mexico. Management believes that this product line will be complementary to the Company’s existing Mexican subsidiary’s confectionery business which manufactures and sells products under the Tutsi brand. The sales and operating results of this acquisition were not material to the reported consolidated sales and operating results for the third quarter and nine months 2026. During third quarter and nine months 2026, the Company recognized approximately $1,300 and $2,500, respectively, of acquisition-related expenses which are included in selling, marketing and administrative expenses. The recognition of these expenses had an adverse effect on 2026 reported results when compared to the prior year corresponding periods.

Beginning in 2012, the Company has received periodic notices from the Bakery and Confectionery Union and Industry International Pension Fund (Plan), a multi-employer defined benefit pension plan for certain Company union employees, that the Plan’s actuary certified the Plan to be in “critical status”, as defined by the Pension Protection Act (PPA) and the Pension Benefit Guaranty Corporation (PBGC); and that a plan of rehabilitation was adopted by the trustees of the Plan in 2012. Beginning in 2015, the Plan was reclassified to “critical and declining status”, as defined by the PPA and PBGC, for the plan year beginning January 1, 2015. A designation of “critical and declining status” implies that the Plan is expected to become insolvent in the next 20 years. In 2016, the Company received new notices that the Plan’s trustees adopted an updated Rehabilitation Plan effective January 1, 2016, and all annual notices through 2024, prior to receipt of Special Financial Assistance, have continued to classify the Plan in the “critical and declining status” category. In 2024 the Plan received Special Financial Assistance of $3.4 billion. As required by federal law, the Plan is certified to be in “critical status” for plan year 2026 and will be in this status until the plan year ending in 2051 as a result of the Special Financial Assistance received.

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

The Company’s pension expense for this Plan for nine months 2026 and 2025 was $2,647 and $2,572, respectively. The aforementioned expense includes surcharges of $933 and $907 for nine months 2026 and 2025, respectively, as required under the amended plan of rehabilitation. The Company’s twelve months pension expense for this Plan for 2025 and 2024 was $3,290 and $3,332 respectively, which includes surcharges of $1,160 and $1,174, respectively.

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

Our operations and sales are principally in North America, and our cross border transactions with Canada and Mexico qualify under the USMCA free-trade agreement. Certain ingredients, including cocoa, chocolate and edible oils, as well as some packaging and other purchases, do have foreign origins outside of USMCA and the related higher tariffs on these purchases added to our costs in 2025 and early 2026. Tariffs on cocoa and palm oil were rescinded during fourth quarter 2025 and third quarter 2026, respectively, which will reduce the annualized impact of these tariffs as the ingredients work their way through our supply chain. We estimated that the incremental cost of tariffs, including those paid directly by our suppliers and passed on to us, negatively impacted our business in 2025 by $3,700 between when they were implemented in second quarter 2025 and the end of 2025. We estimate that the impact on the full year 2026 will also be approximately $3,700. In February 2026, the Supreme Court of the United States issued a ruling that stated the International Emergency Economic Powers Act (IEEPA) does not authorize the imposition of tariffs that were imposed by the President in 2025. In third quarter 2026 the Company collected $1,800 in tariffs previously paid both directly by the Company and indirectly to its suppliers. The Company records any refund benefits when such funds are received.

The Company is focused on the longer term and therefore is continuing to support our brands with higher levels of advertising and trade promotions. We are also continuing to make investments in plant manufacturing operations to meet new customer and consumer product demands, achieve product quality improvements, expand capacity in certain product lines, and increase operational efficiencies in order to provide genuine value to consumers.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows provided by operating activities were $24,701 and $57,288 in nine months 2026 and 2025, respectively, a decrease of $32,587. The decrease in cash flows from operating activities principally reflects the $17,075 decline in net earnings as discussed above, and the changes in accounts receivable and income taxes payable in the comparative periods. The change in accounts receivable principally results from the timing of sales and collections in the comparative periods; and the change in income taxes payable principally reflects the timing and amounts of income tax payments in the comparative periods, including estimated payments made in the current periods for the respective years.

Cash flows used in investing activities were $56,361 and $91,843 in nine months 2026 and 2025, respectively, a change of $35,482. The decrease in cash flows used in investing activities principally reflects a decrease in purchases of available for sale securities, and an increase in sales and maturities of available for sale investments, partially offset by the $41,471 business acquisition (see Note 2 to the Condensed Consolidated Financial Statements). Nine months 2026 and 2025 investing activities also include capital expenditures of $31,847 and $21,914, respectively. The Company is currently undergoing a plant expansion at one of its manufacturing facilities in the USA, including additional and replacement of certain processing and packaging lines, to better meet the level of forecasted demand for certain products on a timelier and more cost-effective basis. The Company expects that this will take place over the next several years, however, most of the actual expenditures, which relate to the building construction, are expected to occur in 2026 and 2027. We have incurred approximately $29,000 of capital expenditures relating to this expansion to date. Company management believes that the total cost of this expansion, including new machinery and equipment, some of which is normal and recurring replacements, and for food processing infrastructure, and raw materials warehousing will approximate $75,000 to $85,000 over the seven years beginning in 2026. All capital expenditures have been and are expected to be funded from the Company’s cash flow from operations and internal sources including investments in available for sale securities.

The Company’s condensed consolidated financial statements include short term bank borrowings of $8,325 and $1,011 at September 30, 2026 and 2025, respectively, of which $7,500 of the September 30, 2026 balance relates to the Company’s industrial development bond that matures and is payable in June of 2027. The remaining $825 of bank borrowings at September 30, 2026 and all of the bank borrowings as of September 30, 2025 relate to the Company’s Spanish subsidiary. The Company had no other outstanding bank borrowings at September 30, 2026 and 2025.

Financing activities include Company common stock purchases and retirements of $17,558 and $6,483 in nine months 2026 and 2025, respectively. Cash dividends of $20,103 and $19,497 were paid in nine months 2026 and 2025, respectively.

The Company’s current ratio (current assets divided by current liabilities) was 2.7 to 1 at September 30, 2026 compared to 3.3 to 1 at December 31, 2025 and 2.8 to 1 at September 30, 2025. Net working capital was $206,936 at September 30, 2026 compared to $223,016 and $196,184 at December 31, 2025 and September 30, 2025, respectively. Included in net working capital is cash and cash equivalents and short-term investments totaling $132,461 at September 30, 2026 compared to $176,633 and $119,830 at December 31, 2025 and September 30, 2025, respectively. In addition, long term investments, principally debt securities comprising corporate bonds, were $396,569 at September 30, 2026, as compared to $437,114 and $436,532 at December 31, 2025 and September 30, 2025, respectively. Aggregate cash and cash equivalents and short and long-term investments were $529,030, $613,747, and $556,362, at September 30, 2026, December 31, 2025 and September 30, 2025, respectively, including $131,379, $121,541, and $119,592 at September 30, 2026, December 31, 2025 and September 30, 2025, respectively, relating to trading securities which are used as an economic hedge for the Company’s deferred compensation liabilities.

Investments in available for sale securities, primarily high-quality corporate bonds, that matured during nine months 2026 and 2025, were generally used in the business acquisition as discussed above and capital expenditures or were replaced with debt securities of similar maturities. The net unrealized gain (loss) on available for sale investments was approximately $(6,500) and $1,600 at September 30, 2026 and 2025, respectively, which generally reflects the higher interest rate environment. The Company believes it is likely to hold most of these securities to maturity and therefore does not expect to ultimately realize significant unrealized losses on these investments (see also Item 3 below, QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK).

The Company periodically contributes to a Voluntary Employee Benefit Association (VEBA) trust, managed and controlled by the Company, to fund the estimated future costs of certain employee health, welfare and other benefits. The Company funded $20,000 to the VEBA trust in 2023. No contribution was made during nine months 2026 or 2025. The Company has and will continue to use these VEBA funds to pay the actual cost of such benefits through part or all of 2027. The VEBA trust held $5,042, $8,953 and $10,989 of aggregate cash and cash equivalents at September 30, 2026, December 31, 2025 and September 30, 2025, respectively. This asset value is included in prepaid expenses and long-term other assets in the Company’s Condensed Consolidated Statement of Financial Position. These assets primarily comprise cash and corporate bonds and are categorized as Level 1 and Level 2 within the fair value hierarchy.

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

FORWARD-LOOKING STATEMENTS

This discussion and certain other sections contain forward-looking statements that are based largely on the Company’s current expectations and are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of words such as “anticipated,” “believe,” “expect,” “intend,” “estimate,” “project,” “plan” and other words of similar meaning in connection with a discussion of future operating or financial performance and are subject to certain factors, risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements. Such factors, risks, trends and uncertainties, which in some instances are beyond the Company’s control, include: the effects of implementing natural colors in products, including related higher costs and availability of supply; changes in and the effects of U.S. tariffs as well as retaliatory tariffs and other import fees and surcharges by other countries; the ability to recover increases in input costs through price increases; successful distribution and sell-through during Halloween and other seasons; the overall competitive environment in the Company’s industry; and the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2025 and as updated in previously filed Form 10-Qs in 2026.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various market risks, including fluctuations in and sufficient availability of sugar, corn syrup, edible oils, including palm oils, cocoa, chocolate, dextrose, milk and whey, gum-base input ingredients, packaging, and fuel costs principally relating to freight and delivery fuel surcharges. The Company generally enters into annual supply contracts and hedges certain commodities (primarily sugar) to control and plan for any cost changes. The Company generally enters into longer-term supply contracts to ensure supply and reduce the risk of price volatility for its ingredients and packaging materials, however, freight fuel surcharges are subject to market adjustments and therefore result in some risk.

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

The Company believes that the above discussed policies and programs limit the Company’s exposure to significant interest rate fluctuations. Other than the cocoa and chocolate market, energy and freight and delivery costs, and tariffs as discussed above, there have been no material changes in the Company’s market risks that would significantly affect the disclosures made in the Form 10-K for the year ended December 31, 2025.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of Management, the Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2026 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to Management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Developments in economic and fiscal policy, most notably those related to tariffs that were being contemplated by regulatory authorities at the time we filed the 2025 Form 10-K with the SEC, continue to have an impact on our Company through nine months of 2026. Our products are principally produced and sold in North America. Product shipped between the United States and our Canada and Mexico manufacturing operations qualify under the U.S.-Mexico-Canada Agreement (“USMCA”) and under the current regulation, continue to be tariff-free. If regulators decide to impose tariffs, or other surcharges are levied by Canada and Mexico, on products that previously qualified under USMCA or if there are changes to the USMCA or if the USMCA is not renewed with these provisions, the impact of tariffs on our cross-border shipments could be significant. In addition, we procure certain ingredients, including edible oils, as well as some packaging and other operating equipment and supplies, from sources outside of the United States which are subject to tariffs. Imposing tariffs on goods we either import directly or purchase from suppliers who import certain products could continue to increase our costs and adversely affect our business. We may be able to mitigate the impact by evaluating our sourcing strategies or working with our vendors but in most instances the inputs we need are only available from certain areas of the world outside of the USMCA. During fourth quarter 2025, tariffs on cocoa were rescinded and therefore we realized some additional cost reductions on these purchases in 2026 as these lower costs began to be reflected in our supply chain. In addition, following the recent U.S. Supreme Court decision issued in February 2026 that invalidated tariffs imposed pursuant to the International Emergency Economic Powers Act (“IEEPA”), the U.S. announced tariffs under different statutory authorities, including a 10% temporary global tariff that expired on July 24, 2026 and thereafter additional tariffs were imposed under other governmental authority. The full impact of these governmental actions on macroeconomic conditions and on our business is uncertain, difficult to predict and depends on a number of factors, including the extent and duration of tariffs, changes in the amount and scope of tariffs, any reversal or temporary suspension of announced tariffs, the availability of additional refunds for tariffs paid under IEEPA, and the imposition of new tariffs and other measures that target countries may take in response to U.S. trade policies. Until such time that more clarity regarding tariffs, as well as possible retaliatory tariffs, is forthcoming, we are not able to ascertain the effects of tariffs on our business.

Risk of continued developments in food industry legislation and regulatory requirements at the federal and state level.

Federal and state legislative and regulatory developments, voluntary phase-out initiatives, and changing consumer preferences and customer expectations are increasing pressure to eliminate certain synthetic colors used in food products. The Company uses synthetic colors in many of its products. The U.S. Food and Drug Administration issued an order in January 2025 revoking authorization for the use of FD&C Red No. 3 in food, effective January 15, 2027, and is working with industry to voluntarily phase out certain other synthetic colors. Many states have enacted or proposed legislation that restricts the use of certain synthetic dyes in food products or the sale of products containing them within their respective states. Regulatory restrictions and voluntary phase-out initiatives differ in scope, timing and legal status, creating uncertainty and potentially increasing the complexity and cost of compliance and reformulation. Reformulation may also affect the appearance and consumer acceptance of certain products. As the Company pursues the goal of eliminating synthetic dyes and implementing natural colors, the Company believes that this will likely result in higher costs and that available supplies of such natural colors may not be adequate to meet industry-wide demand. The significance of the impact of these developments, and the ability to pass on anticipated increased costs to customers and our consumers, remains uncertain at this time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes the Company’s purchases of its common stock during the quarter ended September 30, 2026:

				(d) Approximate Dollar
	(a) Total		(c) Total Number of Shares	Value of Shares that
	Number of	(b) Average	Purchased as Part of	May Yet Be Purchased
	Shares	Price Paid per	Publicly Announced Plans	Under the Plans
Period	Purchased	Share	Or Programs	or Programs

Jul 1 to Jul 31	29,606	$39.06	Not Applicable	Not Applicable

Aug 1 to Aug 31	215,432	40.44	Not Applicable	Not Applicable

Sep 1 to Sep 30	98,432	39.16	Not Applicable	Not Applicable

Total	343,470	$39.95	Not Applicable	Not Applicable

All shares purchased during the quarter were acquired in open-market transactions. While the Company does not have a formal or publicly announced stock purchase program, the Company’s board of directors periodically authorizes a dollar amount for share purchases. The Company executes share purchase transactions according to these guidelines.

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

TOOTSIE ROLL INDUSTRIES, INC.

Date:	November 6, 2026	BY:	/s/ ELLEN R. GORDON

Ellen R. Gordon
Chairman and Chief
Executive Officer

Date:	November 6, 2026	BY:	/s/ G. HOWARD EMBER, JR.

G. Howard Ember, Jr.
Vice President Finance and
Chief Financial Officer